Form 10-Q
period 2010-06-30
Accretive Health, Inc.
filed 2010-08-13
CIK 1472595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NUMBER: 001-34746

ACCRETIVE HEALTH, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	02-0698101 (I.R.S. Employer Identification Number)

401 North Michigan Avenue
Suite 2700
Chicago, Illinois 60611
(Address of principal executive offices)

(312) 324-7820
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of August 10, 2010

Common Stock, $0.01 par value	91,062,067

Accretive Health, Inc.
FORM 10-Q
For the period ended June 30, 2010

Part I.	Financial Information	3
Item 1.	Financial Statements — Unaudited
	Condensed Consolidated Balance Sheets — As of June 30, 2010 (unaudited) and December 31, 2009	3
	Condensed Consolidated Statements of Operations (unaudited) — For the Three and Six Months Ended June 30, 2010 and 2009	4
	Condensed Consolidated Statements of Cash Flows (unaudited) — For the Six Months Ended June 30, 2010 and 2009	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28
Part II.	Other Information
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 6.	Exhibits	41
Signatures		42
EXHIBIT INDEX
EX 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
EX 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
EX 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Accretive Health, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2010	2009
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$119,874	$43,659
Accounts receivable, net of allowance for doubtful accounts of $82 at June 30, 2010 and December 31, 2009, respectively	46,570	27,519
Prepaid assets	2,338	4,283
Due from related party	782	1,273
Other current assets	933	1,337

Total current assets	170,497	78,071
Deferred income tax	8,082	7,739
Furniture and equipment, net	15,358	12,901
Goodwill	1,468	1,468
Other, net	1,098	3,293

Total assets	$196,503	$103,472

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,769	$11,967
Accrued service costs	34,000	27,742
Accrued compensation and benefits	8,239	12,114
Deferred income tax	4,154	4,188
Accrued income taxes	1,372	41
Other accrued expenses	4,867	3,531
Deferred revenue	16,662	22,610

Current liabilities	85,063	82,193
Non-current liabilities:
Other non-current liabilities	852	—

Non-current liabilities	852	—

Total liabilities	$85,915	$82,193

Commitments and contingencies	—	—
Stockholders’ equity:
Convertible preferred stock, Series A, $0.01 par value, no shares authorized, issued and outstanding at June 30, 2010; 32,317 authorized, issued and outstanding at December 31, 2009	—	—
Convertible preferred stock, Series D, $0.01 par value, no shares authorized, issued and outstanding at June 30, 2010; 1,267,224 shares authorized, issued and outstanding at December 31, 2009	—	13
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2010; no shares authorized, issued and outstanding at December 31, 2009	—	—
Series B common stock, $0.01 par value, no shares authorized, issued and outstanding at June 30, 2010; 68,600,000 shares authorized, 32,156,932 issued and outstanding at December 31, 2009	—	82
Series C common stock, $0.01 par value, no shares authorized, issued and outstanding at June 30, 2010; 31,360,000 shares authorized, 5,257,727 issued and outstanding at December 31, 2009	—	13
Common stock, $0.01 par value, 500,000,000 shares authorized, 91,062,067 shares issued and outstanding at June 30, 2010; no shares authorized, issued and outstanding at December 31, 2009	911	—
Additional paid-in capital	136,067	51,777
Non-executive employee loans for stock option exercises	(65)	(120)
Accumulated deficit	(26,220)	(30,452)
Cumulative translation adjustment	(105)	(34)

	110,588	21,279

Total liabilities and stockholders’ equity	$196,503	$103,472

See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net services revenue	$151,905	$125,682	$277,841	$238,149
Costs of services	118,014	102,964	220,302	195,667

Operating margin	33,891	22,718	57,539	42,482
Other operating expenses:
Infused management and technology	16,148	13,307	31,057	24,482
Selling, general and administrative	10,309	6,492	17,877	15,308

Total operating expenses	26,457	19,799	48,934	39,790
Income from operations	7,434	2,919	8,605	2,692
Interest income	2	39	10	83

Net income before provision for income taxes	7,436	2,958	8,615	2,775
Provision for (benefit from) income taxes	3,517	(2,893)	4,383	(2,439)

Net income	$3,919	$5,851	$4,232	$5,214

Net income applicable to common shareholders	$3,919	$2,647	$4,232	$2,356

Net income per common share
Basic	$0.06	$0.07	$0.09	$0.06
Diluted	0.04	0.06	0.05	0.05
Weighted average shares used in calculating net income per common share
Basic	61,660,729	36,685,057	49,642,701	36,604,223
Diluted	92,734,255	44,141,368	90,734,198	45,051,172

See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2010	2009

Operating activities:
Net income	$4,232	$5,214
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	2,562	1,882
Employee stock based compensation	5,542	2,977
Expense associated with the issuance of stock warrants	—	4,107
Deferred income taxes	(2,277)	(2,648)
Changes in operating assets and liabilities:
Accounts receivable.	(19,051)	(20,669)
Prepaid and other current assets.	2,831	(6,625)
Accounts payable	3,795	6,587
Accrued service costs	6,258	7,747
Accrued compensation and benefits	(3,881)	(4,053)
Other accrued expenses	1,413	(1,096)
Accrued income taxes	1,333	(984)
Deferred rent expense	852	—
Deferred revenue	(5,948)	(3,510)

Net cash used in operating activities	(2,339)	(11,071)

Investing activities:
Purchases of furniture and equipment	(2,357)	(1,037)
Acquisition of software	(2,646)	(1,790)
Collection (issuance) of note receivable .	(757)	444

Net cash used in investing activities	(5,760)	(2,383)

Financing activities:
Proceeds from the initial public offering, net of issuance costs	83,756	—
Liquidation preference payment.	(866)	—
Proceeds from issuance of common stock from employee stock option exercise	166	151
Collection of non-executive employee notes receivable	55	33
Excess tax benefit from equity-based awards	1,284	—
Deferred offering costs	—	(582)

Net cash provided by (used in) financing activities	84,395	(398)

Effect of exchange rate changes in cash	(81)	(15)

Net increase (decrease) in cash and cash equivalents	76,215	(13,867)
Cash and cash equivalents at beginning of period	43,659	51,656

Cash and cash equivalents at end of period	$119,874	$37,789

See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 —	BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

Accretive Health, Inc. (“the Company”) is a leading provider of healthcare revenue cycle management services. The Company’s business purpose is to help U.S. hospitals, physicians and other healthcare providers to more efficiently manage their revenue cycle operations, which encompass patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections. The Company’s integrated technology and services offering, which is referred to as Accretive’s solution, spans the entire revenue cycle and helps the Company’s customers realize sustainable improvements in their operating margins and improve the satisfaction of their patients, physicians and staff. Accretive Health, Inc. enables these improvements by helping its customers increase the portion of the maximum potential patient revenue they receive, while reducing total revenue cycle costs.

The accompanying unaudited condensed consolidated financial statements reflect the financial position as of June 30, 2010 and the results of operations and cash flows of the Company for the three and six months ended June 30, 2010 and 2009. These financial statements include the accounts of Accretive Health, Inc. and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation. Certain amounts reported in the previous periods have been reclassified to conform to the current year presentation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2010.

When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. For a more complete discussion of the Company’s significant accounting policies and other information, the accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009, included in the Company’s Prospectus filed pursuant to Rule 424(b)(4) and contained in the related Registration Statement on Form S-1 declared effective by the SEC on May 19, 2010 (File No. 333-162186).

Stock Split

Prior to the consummation of the initial public offering of the Company’s common stock, the number of authorized shares of common stock was increased to 500 million. In addition, all common share and per share amounts in the condensed consolidated financial statements and notes thereto have been restated to reflect a 3.92-for-one stock split effective on May 3, 2010.

NOTE 2 —	FAIR VALUE OF FINANCIAL INSTRUMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”). ASU 2010-06 provides new and amended disclosure requirements related to fair value measurements. Specifically, this ASU requires new disclosures relating to activity within Level 3 fair value measurements, as well as transfers in and out of Level 1 and Level 2 fair value measurements. ASU 2010-06 also amends the existing disclosure requirements relating to valuation techniques used for fair value measurements and the level of disaggregation a reporting entity should include in fair value disclosures. This update is effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted this ASU as of January 1, 2010.

Accretive Health, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company records its financial assets and liabilities at fair value. The accounting standard for fair value (i) defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date, (ii) establishes a framework for measuring fair value, (iii) establishes a hierarchy of fair value measurements based upon the observability of inputs used to value assets and liabilities, (iv) requires consideration of nonperformance risk, and (v) expands disclosures about the methods used to measure fair value.

The accounting standard establishes a three-level hierarchy of measurements based upon the reliability of observable and unobservable inputs used to arrive at fair value. Observable inputs are independent market data, while unobservable inputs reflect the Company’s assumptions about valuation. The three levels of the hierarchy are defined as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets and liabilities;

•	Level 2: Inputs other than quoted prices but are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

•	Level 3: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable

The Company’s financial assets which are required to be measured at fair value on a recurring basis consist of cash and cash equivalents, which are invested in highly liquid money market funds and treasury securities and accordingly classified as level 1 assets in the fair value hierarchy. The Company does not have any financial liabilities which are required to be measured at fair value on a recurring basis.

NOTE 3 —	SEGMENTS AND CONCENTRATIONS

All of the Company’s significant operations are organized around the single business of providing end-to-end management services of revenue cycle operations for U.S.-based hospitals and other medical providers. Accordingly, for purposes of disclosure under ASC 280, Segment Reporting, the Company has only one operating and reporting segment. All of the Company’s net services revenue and trade accounts receivable are derived from healthcare providers domiciled in the United States.

While managed independently and governed by separate contracts, several of the Company’s customers are affiliated with a single healthcare system, Ascension Health. Pursuant to the Company’s master services agreement with Ascension Health, the Company provides services to Ascension Health’s affiliated hospitals that execute separate contracts with the Company. The Company’s aggregate net services revenue from these hospitals was $81.7 million and $78.9 million during the three months ended June 30, 2010 and 2009, respectively. The Company’s aggregate net services revenue from these hospitals was $156.4 million and $151.6 million during the six months ended June 30, 2010 and 2009. The Company had $26.9 million and $17.7 million of accounts receivable from hospitals affiliated with Ascension Health as of June 30, 2010 and December 31, 2009, respectively.

Additionally, another customer, not affiliated with Ascension Health, with which the Company entered into a managed service contract in 2009, accounted for 10.8% and 10.0% of the Company’s total net services revenue in the three months ended June 30, 2010 and 2009, respectively. The net services revenues from this customer for the six months ended June 30, 2010 and 2009 represented 10.9% and 7.1% of the Company’s total net services revenue, respectively. In addition, another customer, not affiliated with Ascension Health, with which the Company entered into a managed service contract in 2010, accounted for 10.6% and 5.8% of the Company’s total net services revenue for the three and six months ended June 30, 2010, respectively.

Accretive Health, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 4 —	NET SERVICES REVENUE

The Company’s net services revenue consisted of the following for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net base fees for managed service contracts	$128,188	$105,841	$239,557	$205,017
Incentive payments for managed service contracts	20,075	16,602	32,408	27,018
Other services	3,642	3,239	5,876	6,114

Net services revenue	$151,905	$125,682	$277,841	$238,149

NOTE 5 —	INCOME TAXES

Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates in the periods presented are largely based upon the projected annual pre-tax earnings by jurisdiction and the allocation of certain expenses in various taxing jurisdictions, where the Company conducts its business. These taxing jurisdictions apply a broad range of statutory income tax rates.

Income tax expense for the three and six months ended June 30, 2010 is different from the amount derived by applying the federal statutory tax rate of 35% mainly due to the impact of certain state taxes which are based on gross receipts. Additionally, taxes for the three and six months ended June 30, 2009 reflect the release of $3.5 million of the deferred tax asset’s valuation allowance.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state and foreign jurisdictions. U.S. federal income tax returns for 2006 through 2009 are currently open for examination. State jurisdictions vary for open tax years. The statutes of limitations for most states range from three to six years.

NOTE 6 —	STOCKHOLDERS’ EQUITY

Under the Company’s restated certificate of incorporation, the Company is authorized to issue 500,000,000 shares of common and 5,000,000 shares of preferred stock, each with a par value of $0.01. On May 25, 2010, the Company completed its initial public offering (“IPO”), in which the Company sold 7,666,667 shares of common stock and selling stockholders sold 3,833,333 shares of common stock at an offering price of $12.00 per share. The IPO resulted in net proceeds to the Company of $80.8 million after underwriting discounts and offering expenses, of which $2.9 million were incurred prior to December 31, 2009. The Company also issued 115,000 shares of common stock to a vendor for services performed as a part of the IPO. Additionally, in conjunction with the IPO, the Company issued 1,265,012 shares and paid $0.9 million in satisfaction of liquidation preference payments due to preferred shareholders.

During the six months ended June 30, 2009, Ascension Health, the Company’s founding customer, earned the right to purchase 437,264 shares of Series B common stock under an Amended Supplemental Warrant Agreement, which was the last award available for grant under that agreement. The warrants had an exercise price of $13.02 per share. The Company recorded $2.8 million as marketing expense for the six months ended June 30, 2009 in conjunction with the issuance of this warrant. No warrants were earned during the three months ended June 30, 2009 or three and six months ended June 30, 2010.

Accretive Health, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company’s founding customer was issued 615,649 shares of common stock as a result of cashless exercise of outstanding supplemental warrants during the three months ended June 30, 2010. The supplemental warrant with respect to 437,264 shares of common stock expired in connection with the IPO. As of June 30, 2010, there were no supplemental warrants outstanding; no additional warrant rights may be earned under the Supplemental Warrant Agreement.

During the three and six months ended June 30, 2009, warrants to purchase 48,107 and 101,281 shares of Series B common stock were earned under a Protection Warrant Agreement and recorded revenue was reduced by $0.6 million and $1.3 million, respectively. No warrants were earned for the three and six months ended June 30, 2010 pursuant to the Protection Warrant Agreement. During the six months ended June 30, 2009, the founding customer purchased 65,691 shares of the Company’s Series B common stock, for $0.003 per share, pursuant to the Protection Warrant Agreement; there were no such purchases for the three months ended June 30, 2009. During the three months ended March 31, 2010, the founding customer purchased 29,929 shares of the Company’s Series B common stock, for $0.003 per share, pursuant to the Protection Warrant Agreement. As of June 30, 2010, there were no protection warrants outstanding and no additional warrant rights may be earned under this Agreement.

The Company maintains a 2006 Second Amended and Restated Stock Option Plan (the “2006 Plan”). In April 2010, the Company adopted a new 2010 Stock Incentive Plan (the “2010 Plan”), which became effective immediately prior to the closing of the IPO. The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. As of June 30, 2010, the 2010 Plan and 2006 Plan permitted the issuance of a maximum of 28,033,974 shares of common stock and 8,205,816 shares were available for grant. The Company does not intend to make any further grants under the 2006 Plan.

A summary of the options activity during the six months ended June 30, 2010 is shown below:

		Weighted-Average
	Shares	Exercise Price

Outstanding at January 1, 2010	10,202,094	$6.16
Granted	6,473,215	14.18
Exercised	(52,920)	3.15
Cancelled	(94,084)	13.45
Forfeited	(432,180)	12.61

Outstanding at June 30, 2010	16,096,125	$9.18

Outstanding and vested at June 30, 2010	6,005,798	$3.48

Outstanding and vested at December 31, 2009	5,150,421	$2.73

On February 3, 2010, the Company’s board of directors granted options to purchase 5,197,257 shares to executive officers, employees and non-employee directors. Subsequently, the Company determined that these options have an exercise price equal to $14.71 per share (the fair value of the Company’s common stock on February 3, 2010, as determined by the board of directors). Prior to the IPO, in April and May, 2010, the Company granted options to purchase 1,119,160 shares and 156,798 shares, respectively, to various employees. These options have an exercise price of $12.00, which was the price at which shares of the Company’s common stock were sold to the public in the IPO.

The share-based compensation costs relating to the Company’s stock options for the three months ended June 30, 2010 and 2009 was $3.6 million and $1.5 million, with related tax benefits of approximately $1.4 million and $0.6 million, respectively. The share-based compensation costs relating to the Company’s

Accretive Health, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

stock options for the six months ended June 30, 2010 and 2009 was $5.5 million and $3.0 million, with related tax benefits of $2.2 million and $1.2 million, respectively.

NOTE 7:	EARNINGS (LOSS) PER SHARE

Earnings per share (“EPS”) is calculated in accordance with ASC 260, Earnings Per Share. The guidance in ASC 260 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

Under the two-class method, earnings are allocated between common stock and participating securities. The accounting guidance also states that the presentation of basic and diluted earnings per share is required only for each class of common stock and not for participating securities. Prior to the IPO, the Company’s Series B and Series C common stock had equal participation rights and therefore the Company has presented earnings per common share for Series B and Series C common stock as one class. The two-class method includes an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and undistributed earnings for the period. The Company’s reported net earnings are reduced by the amount allocated to participating securities to arrive at the earnings allocated to common stock shareholders for purposes of calculating earnings per share.

Net income per common share and weighted-average shares used in calculating net income per common share have been restated for all historical periods to reflect a 3.92-for-one stock split effective on May 3, 2010.

The Company’s Series A and Series D convertible preferred stock automatically converted to shares of common stock in connection with the Company’s IPO. Additionally, the unvested share-based payment awards that contained non-forfeitable rights to dividends were immaterial as of June 30, 2010. Accordingly, for periods ended after the IPO, the two-class computation method is no longer applicable.

The following table sets forth the computation of basic and diluted earnings per share available to common shareholders for the three and six months ended June 30, 2010 and 2009, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except share and per share amounts)

Net earnings, as reported	$3,919	$5,851	$4,232	$5,214
Less: Distributed earnings available to participating securities	—	—	—	—
Less: Undistributed earnings available to participating securities	—	3,209	—	2,862

Numerator for basic earnings per share — Undistributed and distributed earnings available to common shareholders	3,919	2,642	4,232	2,352
Add: Undistributed earnings allocated to participating securities	—	53	—	47
Less: Undistributed earnings reallocated to participating securities	—	48	—	43

Numerator for diluted earnings per share — Undistributed and distributed earnings available to common shareholders	$3,919	$2,647	$4,232	$2,356

Accretive Health, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except share and per share amounts)

Denominator for basic earnings per share — Weighted average common shares	61,660,729	36,685,057	49,642,701	36,604,223
Effect of dilutive securities	31,073,526	7,456,311	41,091,497	8,446,949

Denominator for diluted earnings per share — Weighted average common shares adjusted for dilutive securities	92,734,255	44,141,368	90,734,198	45,051,172

Earnings per share:
Basic net income per share	$0.06	$0.07	$0.09	$0.06
Diluted net income per share	0.04	0.06	0.05	0.05

Because of their anti-dilutive effect, 8,868,338 and 46,779,727 common share equivalents comprised of stock options and convertible preferred shares have been excluded from the diluted earnings per share calculation for the three months ended June 30, 2010 and 2009. Additionally, because of their anti-dilutive effect, 8,868,338 and 46,399,487 common share equivalents comprised of stock options and convertible preferred shares have been excluded from the diluted earnings per share calculation for the six months ended June 30, 2010 and 2009.

NOTE 8 —	OTHER COMPREHENSIVE INCOME

The components of total comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income	$3,919	$5,851	$4,232	$5,214
Foreign currency translation adjustment	(205)	23	(71)	(5)

Comprehensive income	$3,714	$5,874	$4,161	$5,209

NOTE 9 —	LEGAL

From time to time, the Company has been and may become involved in legal or regulatory proceedings arising in the ordinary course of business. The Company is not presently a party to any material litigation or regulatory proceeding and the Company’s management is not aware of any pending or threatened litigation or regulatory proceeding that could have a material adverse effect on the Company’s business, operating results, financial condition or cash flows.

NOTE 10 —	REVOLVING CREDIT FACILITY AND OTHER COMMITMENTS

On September 30, 2009, the Company entered into a $15 million line of credit with the Bank of Montreal, which may be used for working capital and general corporate purposes. Any amounts outstanding under the line of credit accrue interest at LIBOR plus 4% and are secured by substantially all of the Company’s assets. Advances under the line of credit are limited to a borrowing base and a cash deposit account which will be established at the time borrowings occur. The line of credit has an initial term of two years and is renewable annually thereafter. As of June 30, 2010, the Company had no amounts outstanding under this line of credit. The line of credit contains restrictive covenants which limit the Company’s ability to, among other things, enter into other borrowing arrangements and pay dividends. In August 2010, the Company

Accretive Health, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

executed a new office lease. Pursuant to the terms of the lease agreement, the Company issued a stand-by letter of credit in the amount of $1.8 million, increasing total amount of stand-by letters of credit outstanding to $1.9 million. This reduced the availability under the Bank of Montreal’s line of credit to $13.1 million.

From time to time the Company makes commitments regarding its performance under certain portions of its managed service contracts. In the event that the Company does not meet any of these performance requirements, it may incur expenses to remedy the performance issue. The Company reviews its compliance with its contractual performance commitments on a quarterly basis. As of June 30, 2010 and December 31, 2009, the Company met all of its performance commitments and, as a result, has not recorded any liabilities for potential obligations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to “Accretive Health”, “the Company,” “we,” “our,” and “us” mean Accretive Health, Inc., and its subsidiaries.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2009 included in our final prospectus filed on May 20, 2010 with the U.S. Securities and Exchange Commission, or SEC. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

About the Company

Accretive Health is a leading provider of healthcare revenue cycle management services. Our business purpose is to help U.S. hospitals, physicians and other healthcare providers manage their revenue cycle operations more efficiently. Our integrated, technology and services offering, which we refer to as our solution, helps our customers realize sustainable improvements in their operating margins and improve the satisfaction of their patients, physicians and staff. Our customers typically are multi-hospital systems, including faith-based or community healthcare systems, academic medical centers and independent ambulatory clinics, and their affiliated physician practice groups. Our solution spans our customers’ entire revenue cycle, unlike competing services that we believe address only a portion of the revenue cycle or focus solely on cost reductions. Through the implementation of our distinctive operating model that includes people, processes and technology our customers have historically achieved significant improvements in cash collections measured against the contractual amount due for medical services, which we refer to as net revenue yield, within 18 to 24 months of implementing our solution. Customers operating under mature managed services contracts typically realize 400 to 600 basis points in yield improvement in the third or fourth contract year.

To implement our solution, we assume full responsibility for the management and cost of a customer’s revenue cycle operations and supplement the customer’s existing revenue cycle staff with seasoned Accretive Health personnel. We also seek to embed our technology, personnel, know-how and culture within each customer’s revenue cycle activities with the expectation that we will serve as our customers’ on-site operational manager beyond the contract’s initial term. We and our customers share financial gains resulting from our solution, which directly aligns our objectives and interests with those of our customers. We believe that over time, this alignment of interests fosters greater innovation and incentivizes us to improve our customers’ revenue cycle operations. We have found that our customer’s net revenue improvements and cost savings generally increase over time as we deploy additional programs and as the programs we implement become more effective. When coupled with the long-term nature of our managed service contracts and the fixed nature of the base fees under each contract, this relationship provides a core source of future revenue and visibility into our future profitability.

Initial Public Offering

On May 25, 2010, we completed our initial public offering (“IPO”). In the IPO, we sold 7,666,667 shares of common stock and selling stockholders sold 3,833,333 shares of common stock at an offering price of $12.00 per share. The IPO resulted in net proceeds to us of $80.8 million after underwriting discounts and offering expenses, of which $2.9 million were incurred prior to December 31, 2009. We did not receive any proceeds from the shares sold by the selling stockholders. We intend to use the proceeds for general corporate purposes, including working capital. Additionally, in connection with the IPO, all outstanding shares of non-voting common stock and all outstanding shares of convertible preferred stock were converted into shares of common stock. In conjunction with the IPO, we issued 1,265,012 shares of common stock and paid $0.9 million in satisfaction of liquidation preference payments due to preferred shareholders. We also issued 115,000 shares to a vendor for services performed in conjunction with the IPO. At the same time, Ascension Health, our founding customer, was issued 615,649 common shares as a result of the cashless exercise of outstanding supplemental warrants.

FINANCIAL OPERATIONS OVERVIEW

Net Services Revenue

We derive our net services revenue primarily from service contracts under which we manage our customers’ revenue cycle operations. Revenues from managed service contracts consist of base fees and incentive payments:

•	Base fee revenues represent our contractually-agreed annual fees for managing and overseeing our customers’ revenue cycle operations, net of any cost savings generated in managing the revenue cycle that are shared with customers. Following a comprehensive review of a customer’s operations, the customer’s base fees are tailored to its specific circumstances and the extent of the customer’s operations for which we are assuming operational responsibility; we do not have standardized fee arrangements.

•	Incentive payment revenues represent the amounts we receive by increasing our customers’ net patient revenue and identifying potential payment sources for patients who are uninsured and underinsured. These payments are governed by specific formulas contained in the managed service contract with each of our customers. In general, we earn incentive payments by increasing a customer’s actual cash yield as a percentage of the contractual amount owed to such customer for the healthcare services provided.

In addition, we earn revenue from other services, which primarily include our share of revenues associated with the collection of dormant patient accounts (more than 365 days old) under some of our service contracts. We also receive revenue from other services provided to customers that are not part of our integrated service offerings, such as reviewing a customer’s charge data master, physician advisory services or consulting on the billing for individuals receiving emergency room treatment.

Some of our service contracts entitle customers to receive a share of the cost savings we achieve from operating their revenue cycle. This share is returned to customers as a reduction in subsequent base fees. Our services revenue is reported net of cost sharing, and we refer to this as our net services revenue.

The following table summarizes the composition of our net services revenue for the three and six months ended June 30, 2010 and 2009, on a percentage basis:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net base fees for managed service contracts	84.4%	84.2%	86.2%	86.1%
Incentive payments for managed service contracts	13.2%	13.2%	11.7%	11.3%
Other services	2.4%	2.6%	2.1%	2.6%

Net services revenue	100.0%	100.0%	100.0%	100.0%

Costs of Services

Under our managed service contracts, we assume responsibility for all costs necessary to conduct our customers’ revenue cycle operations. Costs of services consist primarily of:

•	Salaries and benefits of the customers’ employees engaged in revenue cycle activities and assigned to work on-site with us. Under our contracts with our customers, we are responsible for the cost of the salaries and benefits for these employees of our customers. Salaries are paid and benefits are provided to such individuals directly by the customer, instead of adding these individuals to our payroll, because these individuals remain employees of our customers.

•	Salaries and benefits of our employees in our shared services centers (these individuals are distinct from on-site “infused management” discussed below) and the non-payroll costs associated with operating our shared service centers.

•	Costs associated with vendors that provide services integral to the customer’s revenue cycle.

Operating Margin

Operating margin is equal to net services revenue less costs of services. Our operating model is designed to improve margin under each managed service contract as the contract matures, for several reasons:

•	We typically enhance the productivity of a customer’s revenue cycle operations over time as we fully implement our technology and procedures and because any overlap between costs of our shared services centers and costs of hospital operations targeted for transition is generally concentrated in the first year of the contract.

•	Incentive payments under each managed service contract generally increase over time as we deploy additional programs and the programs we implement become more effective and produce improved results for our customers.

Infused Management and Technology Expenses

We refer to the management and staff revenue cycle employees that we devote to customer operations as infused management. Infused management and technology expenses consist primarily of the wages, bonuses, benefits, share based compensation, travel and other costs associated with deploying our employees on customer sites to guide and manage our customers’ revenue cycle operations. The employees we deploy on customer sites typically have significant experience in revenue cycle operations, technology, quality control or other management disciplines. The other significant portion of these expenses is an allocation of the costs associated with maintaining, improving and deploying our integrated proprietary technology suite and an allocation of the costs previously capitalized for developing our integrated proprietary technology suite.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses for executive, sales, corporate information technology, legal, regulatory compliance, finance and human resources personnel, including wages, bonuses, benefits and share-based compensation; fees for professional services; share-based expense for stock warrants; insurance premiums; facility charges; and other corporate expenses. Professional services consist primarily of external legal, tax and audit services.

Interest Income

Interest income is derived from the return achieved from our cash balances. We invest primarily in highly liquid, short-term investments, primarily those insured by the U.S. government.

Income Taxes

Income tax expense consists of federal and state income taxes in the United States and India. Additionally, we incur income taxes in states such as Michigan, where a large portion of our operations are conducted, which impose a tax based on gross receipts in addition to tax based on income.

CRITICAL ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the assets, liabilities and results of operations of Accretive Health, Inc. and our wholly-owned subsidiaries; all intercompany transactions and balances have been eliminated in consolidation. We prepare our quarterly condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. For interim financial reporting and pursuant to the requirements of Regulation S-X, Rule 101, of the U.S. Securities and Exchange Commission, the preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in our condensed consolidated financial statements and the accompanying notes. We regularly evaluate the accounting policies and estimates we use. In general, we base estimates on historical experience and on assumptions that we believe to be reasonable given our operating environment. Estimates are based on our best knowledge of current events and the actions we may undertake in the future. Although we believe all adjustments considered necessary for fair presentation have been included, our actual results may differ materially from our estimates.

We believe that the accounting policies described below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our condensed consolidated financial statements. In addition, we believe that a discussion of these policies is necessary to understand and evaluate the condensed consolidated financial statements contained in this Form 10-Q.

Revenue Recognition

Our managed service contracts generally have an initial term of four to five years and various start and end dates. After the initial terms, these contracts renew annually unless renegotiated or canceled by either party. Revenue from managed service contracts consists of base fees and incentive payments.

We record revenue in accordance with the provisions of Staff Accounting Bulletin 104. As a result, we only record revenue once there is persuasive evidence of an arrangement, services have been rendered, the amount of revenue has become fixed or determinable and collectibility is reasonably assured. We recognize base fee revenues on a straight-line basis over the life of the managed service contract. Base fees for contracts which are received in advance of services delivered are classified as deferred revenue in the consolidated balance sheets until services have been provided.

Our managed service contracts generally allow for adjustments to the base fee. Adjustments typically occur at 90, 180 or 360 days after the contract commences, but can also occur at subsequent dates as a result of factors including changes to the scope of operations and internal and external audits. All adjustments, which can increase or decrease revenue and operating margin, are recorded in the period the changes are known and collectibility of any additional fees is reasonably assured. Any such adjustments may cause our quarter-to-quarter results of operations to fluctuate. Adjustments may vary in direction, frequency and magnitude and generally have not materially affected our annual revenue trends, margin trends, and visibility.

We record revenue for incentive payments once the calculation of the incentive payment earned is finalized and collectibility is reasonably assured. We use a proprietary technology and methodology to calculate the amount of benefit each customer receives as a result of our services. Our calculations are based in part on the amount of revenue each customer is entitled to receive from commercial and private insurance carriers, Medicare, Medicaid and patients. Because the laws, regulations, instructions, payor contracts and rule interpretations governing how our customers receive payments from these parties are complex and change frequently, estimates of a customer’s prior period benefits could change. All changes in estimates are recorded when new information is available and calculations are completed.

Incentive payments are based on the benefits a customer has received throughout the life of the managed service contract with us. Each quarter, we record the increase in the total benefits received to date. If a quarterly calculation indicates that the cumulative benefits to date have decreased, we record a reduction in revenue. If the decrease in revenue exceeds the amount previously paid by the customer, the excess is recorded as deferred revenue.

Our services also include collection of dormant patient accounts receivable that have aged 365 days or more directly from individual patients. We share all cash generated from these collections with our customers in accordance with specified arrangements. We record as revenue our portion of the cash received from these collections when each customer’s cash application is complete.

Accounts Receivable and Allowance for Uncollectible Accounts

Base fees are billed to customers quarterly. Base fees received prior to when services are delivered are classified as deferred revenue. Accordingly, the timing of customer payments can result in short-term fluctuations in cash, accounts receivable and deferred revenue.

We assess our customers’ creditworthiness as a part of our customer acceptance process. We maintain an estimated allowance for doubtful accounts to reduce our gross accounts receivable to the amount that we believe will be collected. This allowance is based on our historical experience, our continuing assessment of each customer’s ability to pay and the status of any ongoing operations with each applicable customer.

We perform quarterly reviews and analyses of each customer’s outstanding balance and assess, on an account-by-account basis, whether the allowance for doubtful accounts needs to be adjusted based on currently available evidence such as historical collection experience, current economic trends and changes in customer payment terms. In accordance with our policy, if collection efforts have been pursued and all avenues for collections exhausted, accounts receivable would be written off as uncollectible.

Software Development

We apply the provisions of Accounting Standards Codification, or ASC 350-40, Intangibles — Goodwill and Other— Internal-Use Software, which requires the capitalization of costs incurred in connection with developing or obtaining internal use software. In accordance with ASC 350-40, we capitalize the costs of internally-developed, internal use software when an application is in the development stage. This generally occurs after the overall design and functionality of the application has been approved and our management has committed to the application’s development. Capitalized software development costs consist of payroll and payroll-related costs for employee time spent developing a specific internal use software application or related enhancements, and external costs incurred that are related directly to the development of a specific software application.

Goodwill

Goodwill represents the excess purchase price over the net assets acquired for a business that we acquired in May 2006. In accordance with ASC 350, Intangibles — Goodwill and Other, goodwill is not subject to amortization but is subject to impairment testing at least annually. Our annual impairment assessment date is the first day of our fourth quarter. We conduct our impairment testing on a company-wide basis because we have only one operating and reporting segment. Our impairment tests are based on our current business strategy in light of present industry and economic conditions and future expectations. As we apply our judgment to estimate future cash flows and an appropriate discount rate, the analysis reflects assumptions and uncertainties. Our estimates of future cash flows could differ from actual results. Our most recent impairment assessment did not result in goodwill impairment.

Impairments of Long-Lived Assets

We evaluate all of our long-lived assets, such as furniture, equipment, software and other intangibles, for impairment in accordance with ASC 360, Property, Plant and Equipment, when events or changes in circumstances warrant such a review. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an adjustment to fair value is required. This evaluation is significantly impacted by estimates and assumptions of future revenue, expenses and other factors, which are in turn affected by changes in the business climate, legal matters and competition.

Income Taxes

We record deferred tax assets and liabilities for future income tax consequences that are attributable to differences between the carrying amount of assets and liabilities for financial statement purposes and the income tax bases of such assets and liabilities. We base the measurement of deferred tax assets and liabilities on enacted tax rates that we expect will apply to taxable income in the year we expect to settle or recover those temporary differences. We recognize the effect on deferred income tax assets and liabilities of any change in income tax rates in the period that includes the enactment date. We provide a valuation allowance for deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

As of December 31, 2008, a valuation allowance was provided for all of our net deferred tax assets. As a result of our improved operations, in the second quarter of 2009 we determined that a valuation allowance for our deferred tax assets was no longer required.

The primary sources of our deferred taxes are:

•	differences in timing of depreciation on fixed assets;

•	the timing of revenue recognition arising from incentive payments;

•	employee compensation costs arising from stock options; and

•	costs associated with the issuance of warrants to purchase shares of our common stock.

In accordance with ASC 740-10, Income Taxes — Overall, we recognize the financial statement effects of a tax position only when it is more likely than not that the position will be sustained upon examination. Tax positions taken or expected to be taken that are not recognized under the pronouncement are recorded as liabilities. Interest and penalties relating to income taxes are recognized in our income tax provision in the statements of consolidated operations.

Share-Based Compensation Expense

Our share-based compensation expense results from issuances of shares of restricted common stock and grants of stock options and warrants to employees, directors, outside consultants, customers, vendors and others. We recognize the costs associated with option and warrant grants using the fair value recognition provisions of ASC 718, Compensation — Stock Compensation. Generally, ASC 718 requires the value of share-based payments to be recognized in the statement of operations based on their estimated fair value at date of grant amortized over the grant’s vesting period.

Ascension Health Stock and Warrants

In October 2004, Ascension Health became our founding customer. Since then, in exchange for its initial start-up assistance and subsequent sales and marketing assistance, we have issued common stock and granted warrants to Ascension Health, as described below:

•	Initial Stock Issuance and Protection Warrant Agreement. In October and November 2004, we issued 3,537,306 shares of common stock to Ascension Health, then representing a 5% ownership interest in our company on a fully-diluted basis, and entered into a protection warrant agreement under which Ascension Health is granted the right to purchase additional shares of common stock from time to time for $0.003 per share when Ascension Health’s ownership interest in our company declines below 5% due to our issuance of additional stock or rights to purchase stock. We made the initial stock grant and entered into the protection warrant agreement because Ascension Health agreed to provide us with an operational laboratory and related start-up consulting services in connection with our development of our initial revenue cycle management service offering. The protection warrant agreement, and all purchase rights granted thereunder, expired at the time of the IPO. We accounted for the costs associated with these purchase rights as a reduction in base fee revenues due to us from Ascension Health because we could not reasonably estimate the fair value of the services provided by Ascension Health. Accordingly, we reduced the amount of our base fee revenues from Ascension Health by $0.6 million and $1.3 million for the three and six months ended June 30, 2009. There were no warrants earned and, consequently, no reduction of revenue recorded for three and six months ended June 30, 2010.

•	Supplemental Warrant. Pursuant to a supplemental warrant agreement that became effective in November 2004, Ascension Health had the right to purchase up to 3,537,306 shares of our common stock based upon the achievement of specified milestones relating to its sales and marketing assistance. In May 2007 and again in September 2007, we amended and restated our supplemental warrant agreement with Ascension Health. This agreement gives Ascension Health the right to purchase up to 1,749,064 shares of common stock upon the achievement of specified milestones relating to its sales and marketing assistance. The purchase price for these shares is equal to the most recent price per share paid for our common stock in a capital raising transaction or, if we have not had a capital raising transaction within the preceding six months, the exercise price of the employee stock options we have most recently granted. Concurrently with the amendment and restatement of the supplemental warrant agreement, in May 2007, we sold 2,623,593 shares of our common stock to Ascension Health for $2.09 per share for an aggregate purchase price of $5,488,128. No share-based compensation expense was recorded in connection with this sale because the shares were issued at a purchase price equal to the fair market value of the common stock at that time and Ascension Health was not required to provide any services in connection with the issuance. We recorded the costs associated with the purchase rights under the supplemental warrant agreement as marketing expense for the periods in which the purchase rights were earned. For the six months ended June 30, 2009 we recorded $2.8 million of marketing expense as Ascension Health earned the right to purchase 437,264 shares of common stock for $13.02 per share during the period. There were no warrants earned, and, consequently, no expense recorded for the three months ended June 30, 2009 as well as three and six months ended June 30, 2010. The supplemental warrant agreement and all purchase rights thereunder, expired at the closing of the IPO.

Licensing and Consulting Warrant.  In conjunction with the start of our business, in February 2004, we executed a term sheet with a consulting firm and its principal contemplating that we would grant the consulting firm a warrant, with an exercise price equal to the fair market value of our common stock upon grant, to purchase shares of our common stock then representing 2.5% of our equity in exchange for exclusive rights to certain revenue cycle methodologies, tools, technology, benchmarking information and other intellectual property, plus up to another 2.5% of our equity at the time of grant if the consulting firm’s introduction of us to senior executives at prospective customers resulted in the execution of managed service contracts between us and such customers. The warrant expires on the earlier of January 15, 2015 or a change of control of our company.

We used the Black-Scholes option pricing model to determine the estimated fair value of the above purchase rights at the date earned. The following table sets forth the significant assumptions used in the model during 2009. There were no significant changes to the assumptions for the three and six months ended June 30, 2010.

2009

Future dividends	—
Risk-free interest rate	2.91%
Expected volatility	50%
Expected life	5.6 years

Stock Option Plans.  In December 2005, we approved a stock option plan, which provides for the grant of stock options to employees, directors and consultants. The plan was amended and restated in February 2006 and further amended in May 2007, October 2008, January 2009, November 2009 and April 2010. We refer to this plan as our 2006 Plan. In addition, in April 2010, we adopted the 2010 Stock Incentive Plan, which we refer to as our 2010 Plan, and which became effective in connection with the IPO. The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. As of June 30, 2010, 2010 Plan and 2006 Plan permitted the issuance of a maximum of 28,033,974 shares of common stock, and 8,205,816 shares were available for grant. We do not intend to make any further grants under the 2006 Plan.

Under the terms of these plans, all options will expire if they are not exercised within ten years after the grant date. The majority of options granted vest over four years at a rate of 25% per year on each grant date anniversary. We use the Black-Scholes option pricing model to determine the estimated fair value of each option as of its grant date. These inputs are subjective and generally require significant analysis and judgment to develop. The following table sets forth the significant assumptions used in the Black-Scholes model to calculate stock-based compensation cost for grants made during 2009. There were no significant changes to the assumptions for the periods ended June 30, 2010.

2009

Future dividends	—
Risk-free interest rate	1.6% to 3.2%
Expected volatility	50%
Expected life	6.25 years
Forfeitures	4.25% annually

Since our stock has a limited trading history, we estimated its expected volatility by reviewing the historical volatility of the common stock of public companies that operate in similar industries or are similar in terms of stage of development or size and then projecting this information toward our future expected results. We used judgment in selecting these companies, as well as in evaluating the available historical and implied volatility for these companies. We aggregate all employees into one pool for valuation purposes. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The plan has not been in existence a sufficient period for us to use our historical experience to estimate expected life. Furthermore, data from other companies is not readily available. Therefore, we have estimated our stock options’ expected life using a simplified method based on the average of each option’s vesting term and original contractual term. An estimated forfeiture rate derived from our historical data and our estimates of the likely future actions of option holders has been applied when recognizing the share-based compensation cost of the options.

We will continue to use judgment in evaluating the expected term, volatility and forfeiture rate related to our share-based compensation on a prospective basis, and in incorporating these factors into the Black-Scholes pricing model. Higher volatility and longer expected lives result in an increase to total share-based compensation expense determined at the date of grant. In addition, any changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period that the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the share-based compensation expense recognized in our consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the share based compensation expense recognized in our consolidated financial statements. These adjustments will affect our infused management and technology expenses and selling, general and administrative expenses.

The share-based compensation costs relating to the Company’s stock options for the three months ended June 30, 2010 and 2009 was $3.6 million and $1.5 million, with related tax benefits of approximately $1.4 million and $0.6 million, respectively. The share-based compensation costs relating to the Company’s stock options for the six months ended June 30, 2010 and 2009 was $5.5 million and $3.0 million, with related tax benefits of $2.2 million and $1.2 million, respectively. The allocation of this cost between selling, general and administrative expenses and infused management and technology expenses will depend on the salaries and work assignments of the personnel holding these stock options.

Legal Proceedings

In the normal course of business, we are involved in legal proceedings or regulatory investigations. We evaluate the need for loss accruals using the requirements of ASC 450, Contingencies. When conducting this evaluation we consider factors such as the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. We record an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, then we record the minimum amount in the range as our loss accrual. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded.

CONSOLIDATED RESULTS OF OPERATIONS

Our key consolidated financial and operating data are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net services revenue	$151,905	$125,682	$277,841	$238,149
Costs of services	118,014	102,964	220,302	195,667

Operating margin	33,891	22,718	57,539	42,482
Other operating expenses
Infused management and technology	16,148	13,307	31,057	24,482
Selling, general and administrative	10,309	6,492	17,877	15,308

Total operating expenses	26,457	19,799	48,934	39,790
Income from operations	7,434	2,919	8,605	2,692
Interest income	2	39	10	83

Income before provision for income taxes	7,436	2,958	8,615	2,775
Provision for (benefit from) income taxes	3,517	(2,893)	4,383	(2,439)

Net income	$3,919	$5,851	$4,232	$5,214

Operating Expense Details:
Infused management and technology expense, excluding depreciation and amortization expense and share-based compensation expense	$12,909	$11,677	$25,789	$21,411
Selling, general and administrative expense, excluding depreciation and amortization expense and share-based compensation expense	8,649	5,641	15,041	10,746
Depreciation and amortization expense	1,309	962	2,562	1,882
Share-based compensation expense(1)	3,590	1,519	5,542	5,751

Total operating expenses	$26,457	$19,799	$48,934	$39,790

Other operating and Non-GAAP financial data
Adjusted EBITDA(2)	$12,333	$6,013	$16,709	$11,658

(1)	Share-based compensation expense includes stock based compensation expense and warrant related expense, exclusive of warrant expense of $613 and $1,334 which was classified as a reduction in base fee revenue for the three and six months ended June 30, 2009, respectively. No such reduction was recorded for the three and six months ended June 30, 2010 as all warrants had been earned and therefore there was no stock warrant expense.

(2)	We define adjusted EBITDA as net income before net interest income, income tax expense (benefit), depreciation and amortization expense and equity-based compensation expense. Adjusted EBITDA is a non-GAAP financial measure and should not be considered as an alternative to net income, operating income and any other measure of financial performance calculated and presented in accordance with GAAP. See “Use of Non-GAAP Financial Measures” for additional discussion.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Net Services Revenues

The following table summarizes the composition of our net services revenue for the three months ended June 30, 2010 and 2009, respectively (in thousands):

	Three Months Ended
	June 30,
	2010	2009

Net base fees for managed service contracts	$128,188	$105,841
Incentive payments for managed service contracts	20,075	16,602
Other services	3,642	3,239

Net services revenue	$151,905	$125,682

Net services revenue increased $26.2 million, or 20.9%, to $151.9 million for the three months ended June 30, 2010, from $125.7 million for the three months ended June 30, 2009. The largest component of the increase, net base fee revenue, increased $22.3 million, or 21.1%, to $128.2 million for the three months ended June 30, 2010, from $105.8 million for the three months ended June 30, 2009, primarily due to an increase in the number of hospitals with which we had managed service contracts from 53 as of June 30, 2009 to 61 as of June 30, 2010. In addition, incentive payment revenues increased by $3.5 million, or 20.9%, to $20.1 million for the three months ended June 30, 2010, from $16.6 million for the three months ended June 30, 2009, consistent with the increases that generally occur as our managed service contracts mature. Our projected contracted annual revenue run rate at June 30, 2010 was $614 million to $626 million compared to $483 million to $493 million at June 30, 2009. Based on the midpoint of the two ranges, our projected contracted annual revenue run rate as of June 30, 2010 increased by $132 million, or 27%. We define our projected contracted annual revenue run rate as the expected total net services revenue for the subsequent 12 months for all medical providers for which we are providing revenue cycle management services that are under contract as of the end of the reporting period.

Costs of Services

Our costs of services increased $15.1 million, or 14.6%, to $118.0 million for the three months ended June 30, 2010, from $103.0 million for the three months ended June 30, 2009. The increase in costs of services was primarily attributable to the increase in the number of hospitals for which we provide managed services.

Operating Margin

Operating margin increased $11.2 million, or 49.2%, to $33.9 million for the three months ended June 30, 2010 from $22.7 million for the three months ended June 30, 2009. The operating margin as a percentage of net services revenue increased from 18.1% for the three months ended June 30, 2009 to 22.3% for the three months ended June 30, 2010, primarily due to increased levels of cost efficiencies in the performance of our managed services contracts, net of shared customer cost savings and an increased ratio of mature managed service contracts to new managed service contracts which resulted in a $7.1 million increase in operating margin. The increase was also due to $3.5 million in additional incentive payments under managed service contracts and a $0.6 million reduction in the costs associated with the issuance of warrants to Ascension Health, our founding customer.

Operating Expenses

Infused management and technology expenses increased $2.8 million, or 21.3%, to $16.1 million for the three months ended June 30, 2010, from $13.3 million for the three months ended June 30, 2009. The increase in infused management and technology expenses was primarily due to the increase in the number of our management personnel deployed at customer facilities, reflecting an increase in the number of hospitals with which we had managed service contracts, and an increase in the number of new management personnel being hired and trained in anticipation of their deployment to customer sites.

Selling, general and administrative expenses increased $3.8 million, or 58.8%, to $10.3 million for the three months ended June 30, 2010, from $6.5 million for the three months ended June 30, 2009. Of the total increase, $1.7 million was related to the expansion of research and development cost associated with our new quality/cost service initiative. Depreciation, amortization, and option-related stock-based compensation expense increased by $0.8 million for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. The remaining increase of $1.3 million was primarily due to increases in our personnel costs to support our expanding customer base.

We allocate our other operating expenses between the infused management expenses and selling, general and administrative expenses. During the three months ended June 30, 2010, the following changes affected both categories:

•	Share-based compensation expense, which includes both the stock-based compensation expense and stock warrant expense, increased $2.1 million, or 136.3%, to $3.6 million for the three months ended June 30, 2010 from $1.5 million for the three months ended June 30, 2009. The increase was primarily due to new option grants for executive officers, employees and non-employee directors and vesting of previously granted stock options associated with the continued increase in the number of employees.

•	Depreciation and amortization expense increased $0.3 million, or 36.1%, to $1.3 million for the three months ended June 30, 2010, from $1.0 million for the three months ended June 30, 2009, due to the addition of internally developed software, computer equipment, furniture and fixtures, and other property to support our growing operations.

Income Taxes

Tax expense increased $6.4 million to $3.5 million for the three months ended June 30, 2010, from a tax benefit of $2.9 million for the three months ended June 30, 2009. The increase was primarily due to the increase in taxable income during the period and to an increase in the volume of sales in states which impose a tax based on actual gross receipts in addition to a tax based on income, offset by the release of the deferred tax asset valuation allowance of $3.5 million during the second quarter of 2009. Income tax expense for the three months ended June 30, 2010 is different from the amount derived by applying the federal statutory tax rate of 35% mainly due to the impact of certain state taxes which are based on gross receipts. We anticipate that in future periods our effective income tax expense rate will likely decrease due to the expected growth in our pre-tax income and recent changes in certain state gross receipts tax regulations.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net Services Revenues

The following table summarizes the composition of our net services revenue for the six months ended June 30, 2010 and 2009, respectively (in thousands):

	Six Months Ended
	June 30,
	2010	2009

Net base fees for managed service contracts	$239,557	$205,017
Incentive payments for managed service contracts	32,408	27,018
Other services	5,876	6,114

Net services revenue	$277,841	$238,149

Net services revenue increased $39.7 million, or 16.7%, to $277.8 million for the six months ended June 30, 2010, from $238.1 million for the six months ended June 30, 2009. The largest component of the increase, net base fee revenue, increased $34.5 million, or 16.8%, to $239.6 million for the six months ended June 30, 2010, from $205.0 million for the six months ended June 30, 2009, primarily due to an increase in the number of hospitals with which we had managed service contracts from 53 as of June 30, 2009 to 61 as of June 30, 2010. In addition, incentive payment revenues increased by $5.4 million, or 19.9%, to $32.4 million for the six months ended June 30, 2010, from $27.0 million for the six months ended June 30, 2009, consistent with the increases that generally occur as our managed service contracts mature.

Costs of Services

Our costs of services increased $24.6 million, or 12.6%, to $220.3 million for the six months ended June 30, 2010, from $195.7 million for the six months ended June 30, 2009. The increase in costs of services was primarily attributable to the increase in the number of hospitals for which we provide managed services.

Operating Margin

Operating margin increased $15.1 million, or 35.4%, to $57.5 million for the six months ended June 30, 2010, from $42.5 million for the six months ended June 30, 2009. The operating margin as a percentage of net services revenue increased from 17.8% for the six months ended June 30, 2009 to 20.7% for the six months ended June 30, 2010, primarily due to an increased ratio of mature managed service contracts to new managed service contracts. The increase was also due to $5.4 million in additional incentive payments under managed service contracts and a $1.3 million reduction in the costs associated with the issuance of warrants to Ascension Health. The remaining $8.3 million increase in operating margin was due to increased levels of cost efficiencies in the performance of our managed services contracts, net of shared customer cost savings.

Operating Expenses

Infused management and technology expenses increased $6.6 million, or 26.9%, to $31.1 million for the six months ended June 30, 2010, from $24.5 million for the six months ended June 30, 2009. The increase in infused management and technology expenses was primarily due to the increase in the number of our management personnel deployed at customer facilities, reflecting an increase in the number of hospitals with which we had managed service contracts, and an increase in the number of new management personnel being hired and trained in anticipation of their deployment to new customers’ sites.

Selling, general and administrative expenses increased $2.6 million, or 16.8%, to $17.9 million for the six months ended June 30, 2010 from $15.3 million for the six months ended June 30, 2009. The increase included an increase of $1.1 million as a result of additional stock-based compensation expense, offset by the $2.8 million decrease due to the non-recurring stock warrant expense for the six months ended June 30, 2009. We spent an additional $0.4 million to enhance and maintain our ERP and accounting systems, document internal controls, establish an internal audit function and otherwise prepare to be a public company. We also expanded our research and development costs associated with developing our new quality/cost service by $2.3 million. The remaining increase of $1.6 million was primarily due to increases in our personnel costs to support our expanding customer base.

We allocate our other operating expenses between the infused management expenses and selling, general and administrative expenses. During the six months ended June 30, 2010, the following changes affected both categories:

•	Share-based compensation expense, which includes both stock-based compensation expense and stock warrant expense, decreased $0.2 million, or 3.6%, to $5.5 million for the six months ended June 30, 2010 from $5.8 million for the six months ended June 30, 2009. The reduction was primarily due to a decrease in stock warrant expense charge of $2.8 million, offset by an increase of $2.6 million relating to option grants for executive officers, employees and non-employee directors during the current year and vesting of previously granted stock options associated with the continued increase in the number of employees.

•	Depreciation and amortization expense increased $0.7 million, or 36.1%, to $2.6 million for the six months ended June 30, 2010 from $1.9 million for the six months ended June 30, 2009, due to the addition of internally developed software, computer equipment, furniture and fixtures, and other property to support our growing operations.

Income Taxes

Tax expense increased $6.8 million to $4.4 million for the six months ended June 30, 2010, from a tax benefit of $2.4 million for the six months ended June 30, 2009. The increase was primarily due to the increase in taxable income during the period and to an increase in the volume of sales in states which impose a tax based on actual gross receipts in addition to a tax based on income, offset by the release of the deferred tax asset valuation allowance of $3.5 million during the second quarter of 2009. Income tax expense for the six months ended June 30, 2010 is different from the amount derived by applying the federal statutory tax rate of 35% mainly due to the impact of certain state taxes which are based on gross receipts. We anticipate that in future periods our effective income tax expense rate will likely decrease due to the expected growth in our pre-tax income and recent changes in certain state gross receipts tax regulations.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash flows from operations. Given our current cash and cash equivalents and accounts receivable, we believe that we will have sufficient liquidity to fund our business and meet our contractual obligations for at least 12 months following June 30, 2010. We expect that the combination of our current liquidity and expected additional cash generated from operations will be sufficient for our planned capital expenditures, which are expected to consist primarily of capitalized software, fixed assets as we continue building out our infrastructure, and other investing activities, in the next 12 months.

Our cash and cash equivalents, which are invested in highly liquid money market funds and treasury securities, were $119.9 million at June 30, 2010 as compared to $43.7 million as of December 31, 2009.

Cash flows from operating, investing and financing activities, as reflected in our condensed consolidated statements of cash flows, are summarized in the following table (in thousands):

	Six Months Ended
	June 30,
	2010	2009

Net cash provided by (used in)
Operating activities	$(2,339)	$(11,071)
Investing activities	(5,760)	(2,383)
Financing activities	84,395	(398)

Operating Activities

Cash flows used in operating activities totaled $2.3 million and $11.1 million for the six months ended June 30, 2010 and 2009, respectively. Receivables from customers increased by $19.1 million during the six months ended June 30, 2010 and increased by $20.7 million during the six months ended June 30, 2009, primarily due to the increased net services revenues and the timing of customer payments. Accrued compensation and benefits decreased by $3.9 million and $4.1 million for the six months ended June 30, 2010 and 2009, respectively, due to the payment of prior year’s performance bonuses and awards. Deferred revenue decreased by $5.9 million for the six months ended June 30, 2010 and $3.5 million for the six months ended June 30, 2009 primarily due to the timing of cash receipts from our customers.

Investing Activities

Cash used in investing activities was $5.8 million for the six months ended June 30, 2010 and $2.4 million for the six months ended June 30, 2009. Use of cash in these periods primarily related to the purchase of furniture and fixtures, computer hardware and software to support the growth of our business.

Financing Activities

Cash provided by financing activities was $84.4 million for the six months ended June 30, 2010 primarily due to the receipt of proceeds from our initial public offering. Cash used by financing activities was $0.4 million for the six months ended June 30, 2009 due to costs associated with our IPO.

Revolving Credit Facility

On September 30, 2009, we entered into a $15 million revolving line of credit with the Bank of Montreal, which may be used for working capital and general corporate purposes. Any amounts outstanding under the line of credit will accrue interest at LIBOR plus 4% and are secured by substantially all of our assets. Advances under the line of credit are limited to a borrowing base and a cash deposit account which will be established at the time borrowings occur. The line of credit has an initial term of two years and is renewable annually thereafter. As of June 30, 2010, we had no amounts outstanding under this line of credit. The line of credit contains restrictive covenants which limit our ability to, among other things, enter into other borrowing arrangements and pay dividends. In August 2010, we executed a new office lease. Pursuant to the terms of the lease agreement, we issued a stand-by letter of credit in the amount of $1.8 million, increasing total amount of stand-by letters of credit outstanding to $1.9 million. This reduced the availability under the Bank of Montreal’s line of credit to $13.1 million.

Future Capital Requirements

We intend to fund our future growth over the next 12 months with funds generated from operations and our net proceeds from the IPO. Over the longer term, we expect that cash flows from operations, supplemented by short-term and long-term financing, as necessary, will be adequate to fund our day-to-day operations and capital expenditure requirements. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our accounts receivable, our relative levels of debt and equity, and the overall condition of the credit markets.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

USE OF NON-GAAP FINANCIAL MEASURES

In order to provide stockholders with greater insight and to allow for better understanding of how our management and board of directors analyze our financial performance and make operational decisions, we supplement our condensed consolidated financial statements presented on a GAAP basis in this Quarterly Report on Form 10-Q with the adjusted EBITDA and adjusted net income measures.

Adjusted EBITDA measure has limitations, as noted below, and should not be considered in isolation or in substitute for analysis of our results as reported under GAAP.

Our management uses adjusted EBITDA:

•	as a measure of operating performance, because it does not include the impact of items that we do not consider indicative of our core operating performance;

•	for planning purposes, including the preparation of our annual operating budget;

•	to allocate resources to enhance the financial performance of our business;

•	to evaluate the effectiveness of our business strategies; and

•	in communications with our board of directors and investors concerning our financial performance.

We believe adjusted EBITDA is useful to stockholders in evaluating our operating performance for the following reasons:

•	these and similar non-GAAP measures are widely used by investors to measure a company’s operating performance without regard to items that can vary substantially from company to company depending upon financing and accounting methods, book values of assets, capital structures and the methods by which assets were acquired;

•	securities analysts often use adjusted EBITDA and similar non-GAAP measures as supplemental measures to evaluate the overall operating performance of companies; and

•	by comparing our adjusted EBITDA in different historical periods, our stockholders can evaluate our operating results without the additional variations of interest income (expense), income tax expense (benefit), depreciation and amortization expense and share-based compensation expense.

We understand that, although measures similar to adjusted EBITDA are frequently used by investors and securities analysts in their evaluation of companies, these measures have limitations as analytical tools, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or other contractual commitments;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not reflect share-based compensation expense;

•	adjusted EBITDA does not reflect cash requirements for income taxes;

•	adjusted EBITDA does not reflect net interest income (expense);

•	although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for these replacements; and

•	other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

To properly and prudently evaluate our business, we encourage you to review the GAAP financial statements included elsewhere in this Form 10-Q, and not to rely on any single financial measure to evaluate our business.

The following table presents a reconciliation of adjusted EBITDA to net income, the most comparable GAAP measure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income	$3,919	$5,851	$4,232	$5,214
Net interest (income)(a)	(2)	(39)	(10)	(83)
Provision for (benefit from) income taxes	3,517	(2,893)	4,383	(2,439)
Depreciation and amortization expense	1,309	962	2,562	1,882

EBITDA	8,743	3,881	11,167	4,574
Stock compensation expense(b)	3,590	1,519	5,542	2,977
Stock warrant expense(b)	—	613	—	4,107

Adjusted EBITDA	$12,333	$6,013	$16,709	$11,658

(a)	Net interest income represents earnings from our cash and cash equivalents. No debt or other interest-bearing obligations were outstanding during any of the periods presented.

(b)	Stock compensation expense and stock warrant expense collectively represent the share-based compensation expense reflected in our financial statements. Of the amounts presented above, $0.6 million and $1.3 million were classified as a reduction in gross revenue for the three and six months ended June 30, 2009, respectively. No such reduction was recorded for the six months ended June 30, 2010 as all warrants had been earned and therefore there was no stock warrant expense.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity.  Our interest income is primarily generated from interest earned on operating cash accounts. Our exposure to market risks related to interest expense is limited to borrowings under our revolving line of credit, which bears interest at LIBOR plus 4%. To date, there have been no borrowings under this facility. We do not enter into interest rate swaps, caps or collars or other hedging instruments.

Foreign Currency Exchange Risk.  Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee because a portion of our operating expenses are incurred by our subsidiary in India and are denominated in Indian rupees. However, we do not generate any revenues outside of the United States. For the six months ended June 30, 2010 and 2009, 1.6% and 0.8%, respectively, of our expenses were denominated in Indian rupees. As a result, we believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial.

ITEM 4.	DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2010. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth under Note 9 — Legal to the unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business and Industry

We may not be able to maintain or increase our profitability, and our recent growth rates may not be indicative of our future growth rates.

We have been profitable on an annual basis only since the year ended December 31, 2007, and we incurred net losses in the quarters ended March 31, 2007, December 31, 2007, March 31, 2008, December 31, 2008 and March 31, 2009. We may not succeed in maintaining our profitability on an annual basis and could incur quarterly or annual losses in future periods. We expect to incur additional operating expenses associated with being a public company and we intend to continue to increase our operating expenses as we grow our business. We also expect to continue to make investments in our proprietary technology applications, sales and marketing, infrastructure, facilities and other resources as we expand our operations, thus incurring additional costs. If our revenue does not increase to offset these increases in costs, our operating results would be negatively affected. You should not consider our historic revenue and net income growth rates as indicative of future growth rates. Accordingly, we cannot assure you that we will be able to maintain or increase our profitability in the future. Each of the risks described in this “Risk Factors” section, as well as other factors, may affect our future operating results and profitability.

Hospitals affiliated with Ascension Health currently account for a majority of our net services revenue, and we have several customers that have each accounted for 10% or more of our net services revenue in past fiscal periods. The termination of our master services agreement with Ascension Health, or any significant loss of business from our large customers, would have a material adverse effect on our business, results of operations and financial condition.

We are party to a master services agreement with Ascension Health pursuant to which we provide services to its affiliated hospitals that execute separate managed service contracts with us. Hospitals affiliated with Ascension Health have accounted for a majority of our net services revenue each year since our formation. Our aggregate net services revenue from these hospitals was $81.7 million and $78.9 million during the three months ended June 30, 2010 and 2009, respectively. Our aggregate net services revenue from these hospitals was $156.4 million and $151.6 million during the six months ended June 30, 2010 and 2009. We had $26.9 million, and $17.7 million of accounts receivable from hospitals affiliated with Ascension Health as of June 30, 2010, and December 31, 2009, respectively. In some fiscal periods, individual hospitals affiliated with Ascension Health have each accounted for 10% or more of our total net services revenue. For example, in the six months ended June 30, 2010, and 2009, revenue from St. John Health (an affiliate of Ascension Health) was equal to 13.6% and 12.8% of our total net services revenue.

Additionally, another customer, not affiliated with Ascension Health, with which we entered into a managed service contract in 2009, accounted for 10.8% and 10.0% of our total net services revenue in the three months ended June 30, 2010 and 2009. Net services revenues from this customer for the six months ended June 30, 2010 and 2009 represented 10.9% and 7.1% of our total net services revenue, respectively. In addition, another customer, not affiliated with Ascension Health, with which we entered into a managed service contract in 2010, accounted for 10.6% and 5.8% of our total net services revenue for the three and six months ended June 30, 2010.

All of our managed service contracts with hospitals affiliated with Ascension Health will expire on December 31, 2012 unless renewed. Pursuant to our master services agreement with Ascension Health and our managed service contracts with hospitals affiliated with Ascension Health, our fees are subject to adjustment in the event quarterly cash collections at these hospitals deteriorate materially after we take over revenue cycle management operations. While these adjustments have never been triggered, if they were, our future fees from hospitals affiliated with Ascension Health would be reduced. In addition, any of our other customers, including hospitals affiliated with Ascension Health, can elect not to renew their managed service contracts with us upon expiration. We intend to seek renewal of all managed service contracts with our customers, but cannot assure you that all of them will be renewed or that the terms upon which they may be renewed will be as favorable to us as the terms of the initial managed service contracts.

Our inability to renew the managed service contracts with hospitals affiliated with Ascension Health, the termination of our master services agreement with Ascension Health, the loss of any of our other large customers or their failure to renew their managed service contracts with us upon expiration, or a reduction in the fees for our services for these customers would have a material adverse effect on our business, results of operations and financial condition.

Our master services agreement with Ascension Health requires us to offer to Ascension Health’s affiliated hospitals service fees that are at least as low as the fees we charge any other similarly situated customer receiving comparable services at comparable volumes.

Our master services agreement with Ascension Health requires us to offer to Ascension Health’s affiliated hospitals fees for our services that are at least as low as the fees we charge any other similarly-situated customer receiving comparable services at comparable volumes. If we were to offer another similarly-situated customer receiving a comparable volume of comparable services fees that are lower than the fees paid by hospitals affiliated with Ascension Health, we would be obligated to offer such lower fees to hospitals affiliated with Ascension Health, which could have a material adverse effect on our results of operations and financial condition.

Our agreements with hospitals affiliated with Ascension Health and with some other customers include provisions that could impede or delay our ability to enter into managed service contracts with new customers.

Under the terms of our master services agreement with Ascension Health, we are required to consult with Ascension Health’s affiliated hospitals before undertaking services for competitors specified by them in the managed service contracts they execute with us. As a result, before we can begin to provide services to a specified competitor, we are required to inform and discuss the situation with the Ascension Health affiliated hospital that specified the competitor but are not required to obtain the consent of such hospital. In addition, we are required to obtain the consent of one customer not affiliated with Ascension Health before providing services to competitors specified by such customer. In another instance, our managed service contract with one other customer not affiliated with Ascension Health requires us to consult with such customer before providing services to competitors specified by such customer. The obligations described above could impede or delay our ability to enter into managed service contracts with new customers.

The market for integrated revenue cycle management services that span the entire revenue cycle may develop more slowly than we expect, which could adversely affect our revenue and our ability to maintain or increase our profitability.

Our success depends, in part, on the willingness of hospitals, physicians and other healthcare providers to implement integrated solutions that span the entire revenue cycle, which encompasses patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections. Some hospitals may be reluctant or unwilling to implement our services for a number of reasons, including failure to perceive the need for improved revenue cycle operations and lack of knowledge about the potential benefits our services provide. Even if potential customers recognize the need for improved revenue cycle operations, they may not select an integrated, end-to-end revenue cycle solution such as ours because they previously have made investments in internally developed solutions and choose to continue to rely on their own internal revenue cycle management staff. As a result, the market for integrated, end-to-end revenue cycle solutions may develop more slowly than we expect, which could adversely affect our revenue and our ability to maintain or increase our profitability.

We operate in a highly competitive industry, and our current or future competitors may be able to compete more effectively than we do, which could have a material adverse effect on our business, revenue, growth rates and market share.

The market for revenue cycle management solutions is highly competitive and we expect competition to intensify in the future. We face competition from a steady stream of new entrants, including the internal revenue cycle management staff of hospitals, as described above, and external participants. External participants that are our competitors in the revenue cycle market include software vendors and other technology-supported revenue cycle management business process outsourcing companies; traditional consultants; and information technology outsourcers. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, regulations or customer requirements. We may not be able to compete successfully with these companies, and these or other competitors may introduce technologies or services that render our technologies or services obsolete or less marketable. Even if our technologies and services are more effective than the offerings of our competitors, current or potential customers might prefer competitive technologies or services to our technologies and services. Increased competition is likely to result in pricing pressures, which could negatively impact our margins, growth rate or market share.

If we are unable to retain our existing customers, our financial condition will suffer.

Our success depends in part upon the retention of our customers, particularly Ascension Health and its affiliated hospitals. We derive our net services revenue primarily from managed service contracts pursuant to which we receive base fees and incentive payments. Customers can elect not to renew their managed service contracts with us upon expiration. If a managed service contract is not renewed or is terminated for any reason, including for example, if we are found to be in violation of any federal or state fraud and abuse laws or excluded from participating in federal and state healthcare programs such as Medicare and Medicaid, we will not receive the payments we would have otherwise received over the life of contract. In addition, financial issues or other changes in customer circumstances, such as a customer change in control, may cause us or the customer to seek to modify or terminate a managed service contract, and either we or the customer may generally terminate a contract for material uncured breach by the other. If we breach a managed service contract or fail to perform in accordance with contractual service levels, we may also be liable to the customer for damages. Any of these events could adversely affect our business, financial condition, operating results and cash flows.

We face a variable selling cycle to secure new managed service contracts, making it difficult to predict the timing of specific new customer relationships.

We face a variable selling cycle, typically spanning six to twelve months, to secure a new managed service contract. Even if we succeed in developing a relationship with a potential new customer, we may not be successful in entering into a managed service contract with that customer. In addition, we cannot accurately predict the timing of entering into managed service contracts with new customers due to the complex procurement decision processes of most healthcare providers, which often involves high-level or committee approvals. Consequently, we have only a limited ability to predict the timing of specific new customer relationships.

Delayed or unsuccessful implementation of our technologies or services with our customers or implementation costs that exceed our expectations may harm our financial results.

To implement our services, we utilize the customer’s existing revenue cycle management and staff and layer our proprietary technology tools on top of the customer’s existing patient accounting system. Each customer’s situation is different, and unanticipated difficulties and delays may arise. If the implementation process is not executed successfully or is delayed, our relationship with the customer may be adversely affected and our results of operations could suffer. Implementation of our services also requires us to integrate our own employees into the customer’s operations. The customer’s circumstances may require us to devote a larger number of our employees than anticipated, which could increase our costs and harm our financial results.

Our quarterly results of operations may fluctuate as a result of factors that may impact our incentive and base fees, some of which may be outside of our control.

We recognize base fee revenue on a straight-line basis over the life of the managed service contract. Base fees for contracts which are received in advance of services delivered are classified as deferred revenue until services have been provided. Our managed service contracts generally allow for adjustments to the base fee. Adjustments typically occur at 90, 180 or 360 days after the contract commences, but can also occur at subsequent dates as a result of factors including changes to the scope of operations and internal and external audits. In addition, our fees from hospitals affiliated with Ascension Health are subject to adjustment in the event quarterly cash collections at these hospitals deteriorate materially after we take over revenue cycle management operations. While these adjustments have never been triggered, if they were, our future fees from hospitals affiliated with Ascension Health would be reduced. Further, estimates of the incentive payments we have earned from providing services to customers in prior periods could change because the laws, regulations, instructions, payor contracts and rule interpretations governing how our customers receive payments from payors are complex and change frequently. Any such change in estimates could be material. The timing of such adjustments is often dependent on factors outside of our control and may result in material increases or decreases in our revenue and operating margin. Any such changes or adjustments may cause our quarter-to-quarter results of operations to fluctuate.

If we lose key personnel or if we are unable to attract, hire, integrate and retain key personnel and other necessary employees, our business would be harmed.

Our future success depends in part on our ability to attract, hire, integrate and retain key personnel. Our future success also depends on the continued contributions of our executive officers and other key personnel, each of whom may be difficult to replace. In particular, Mary A. Tolan, our president and chief executive officer, is critical to the management of our business and operations and the development of our strategic direction. The loss of services of Ms. Tolan or any of our other executive officers or key personnel or the inability to continue to attract qualified personnel could have a material adverse effect on our business. The replacement of any of these key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives. Competition for the caliber and number of employees we require is intense. We may face difficulty identifying and hiring qualified personnel at compensation levels consistent with our existing compensation and salary structure. In addition, we invest significant time and expense in training each of our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring, integrating and training their replacements and the quality of our services and our ability to serve our customers could diminish, resulting in a material adverse effect on our business.

The imposition of legal responsibility for obligations related to our employees or our customers’ employees could adversely affect our business or subject us to liability.

Under our contracts with customers, we directly manage our customers’ employees engaged in revenue cycle activities. Our managed service contracts establish the division of responsibilities between us and our customers for various personnel management matters, including compliance with and liability under various employment laws and regulations. We could, nevertheless, be found to have liability with our customers for actions against or by employees of our customers, including under various employment laws and regulations, such as those relating to discrimination, retaliation, wage and hour matters, occupational safety and health, family and medical leave, notice of facility closings and layoffs and labor relations, as well as similar liability with respect to our own employees, and any such liability could result in a material adverse effect on our business.

If we fail to manage future growth effectively, our business would be harmed.

We have expanded our operations significantly since inception and anticipate expanding further. For example, our net services revenue increased from $111.2 million in 2005 to $510.2 million in 2009, and the number of our employees increased from 33, all of whom were full-time, as of January 1, 2005 to 1,701 full-time employees and 208 part-time employees as of June 30, 2010. In addition, the number of customer employees whom we manage has increased from approximately 1,600 as of January 1, 2005 to approximately 7,600 as of June 30, 2010. This growth has placed significant demands on our management, infrastructure and other resources. To manage future growth, we will need to hire, integrate and retain highly skilled and motivated employees, and will need to effectively manage a growing number of customer employees engaged in revenue cycle operations. We will also need to continue to improve our financial and management controls, reporting systems and procedures. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality service offerings.

Disruptions in service or damage to our data centers and shared services centers could adversely affect our business.

Our data centers and shared services centers are essential to our business. Our operations depend on our ability to operate our shared service centers, and to maintain and protect our applications, which are located in data centers that are operated for us by third parties. We cannot control or assure the continued or uninterrupted availability of these third party data centers. In addition, our information technologies and systems, as well as our data centers and shared services centers, are vulnerable to damage or interruption from various causes, including (i) acts of God and other natural disasters, war and acts of terrorism and (ii) power losses, computer systems failures, Internet and telecommunications or data network failures, operator error, losses of and corruption of data and similar events. We conduct business continuity planning and maintain insurance against fires, floods, other natural disasters and general business interruptions to mitigate the adverse effects of a disruption, relocation or change in operating environment at one of our data centers or shared services centers, but the situations we plan for and the amount of insurance coverage we maintain may not be adequate in any particular case. In addition, the occurrence of any of these events could result in interruptions, delays or cessations in service to our customers, or in interruptions, delays or cessations in the direct connections we establish between our customers and third-party payors. Any of these events could impair or prohibit our ability to provide our services, reduce the attractiveness of our services to current or potential customers and adversely impact our financial condition and results of operations.

In addition, despite the implementation of security measures, our infrastructure, data centers, shared services centers or systems that we interface with, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, denial-of-service attacks or other attacks by third parties seeking to disrupt operations or misappropriate information or similar physical or electronic breaches of security. Any of these can cause system failure, including network, software or hardware failure, which can result in service disruptions. As a result, we may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by such breaches.

If our security measures are breached or fail and unauthorized access is obtained to a customer’s data, our service may be perceived as not being secure, the attractiveness of our services to current or potential customers may be reduced, and we may incur significant liabilities.

Our services involve the storage and transmission of customers’ proprietary information and protected health, financial, payment and other personal information of patients. We rely on proprietary and commercially available systems, software, tools and monitoring, as well as other processes, to provide security for processing, transmission and storage of such information, and because of the sensitivity of this information, the effectiveness of such security efforts is very important. The systems currently used for transmission and approval of credit card transactions, and the technology utilized in credit cards themselves, all of which can put credit card data at risk, are determined and controlled by the payment card industry, not by us. If our security measures are breached or fail as a result of third-party action, employee error, malfeasance or otherwise, someone may be able to obtain unauthorized access to customer or patient data. Improper activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our computer systems. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, and we may be unable to anticipate these techniques or to implement adequate preventive measures. Our security measures may not be effective in preventing these types of activities, and the security measures of our third-party data centers and service providers may not be adequate. If a breach of our security occurs, we could face damages for contract breach, penalties for violation of applicable laws or regulations, possible lawsuits by individuals affected by the breach and significant remediation costs and efforts to prevent future occurrences. In addition, whether there is an actual or a perceived breach of our security, the market perception of the effectiveness of our security measures could be harmed and we could lose current or potential customers.

We may be liable to our customers or third parties if we make errors in providing our services, and our anticipated net services revenue may be lower if we provide poor service.

The services we offer are complex, and we make errors from time to time. Errors can result from the interface of our proprietary technology tools and a customer’s existing patient accounting system, or we may make human errors in any aspect of our service offerings. The costs incurred in correcting any material errors may be substantial and could adversely affect our operating results. Our customers, or third parties such as our customers’ patients, may assert claims against us alleging that they suffered damages due to our errors, and such claims could subject us to significant legal defense costs and adverse publicity regardless of the merits or eventual outcome of such claims. In addition, if we provide poor service to a customer and the customer therefore realizes less improvement in revenue yield, the incentive fee payments to us from that customer will be lower than anticipated.

We offer our services in many jurisdictions and, therefore, may be subject to state and local taxes that could harm our business or that we may have inadvertently failed to pay.

We may lose sales or incur significant costs should various tax jurisdictions be successful in imposing taxes on a broader range of services. Imposition of such taxes on our services could result in substantial unplanned costs, would effectively increase the cost of such services to our customers and may adversely affect our ability to retain existing customers or to gain new customers in the areas in which such taxes are imposed. For example, in 2008 Michigan began to impose a tax based on gross receipts in addition to tax based on net income. For the year ended December 31, 2009, we recorded a tax provision of $3.0 million, of which $1.5 million was attributable to the Michigan gross receipts tax.

Our growing operations in India expose us to risks that could have an adverse effect on our costs of operations.

We employ a significant number of persons in India and expect to continue to add personnel in India. While there are cost advantages to operating in India, significant growth in the technology sector in India has increased competition to attract and retain skilled employees and has led to a commensurate increase in compensation costs. In the future, we may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure in India. In addition, our reliance on a workforce in India exposes us to disruptions in the business, political and economic environment in that region. Maintenance of a stable political environment is important to our operations, and terrorist attacks and acts of violence or war may directly affect our physical facilities and workforce or contribute to general instability. Our operations in India require us to comply with local laws and regulatory requirements, which are complex and of which we may not always be aware, and expose us to foreign currency exchange rate risk. Our Indian operations may also subject us to trade restrictions, reduced or inadequate protection for intellectual property rights, security breaches and other factors that may adversely affect our business. Negative developments in any of these areas could increase our costs of operations or otherwise harm our business.

Negative public perception in the United States regarding offshore outsourcing and proposed legislation may increase the cost of delivering our services.

Offshore outsourcing is a politically sensitive topic in the United States. For example, various organizations and public figures in the United States have expressed concern about a perceived association between offshore outsourcing providers and the loss of jobs in the United States. In addition, there has been recent publicity about the negative experience of certain companies that use offshore outsourcing, particularly in India. Current or prospective customers may elect to perform such services themselves or may be discouraged from transferring these services from onshore to offshore providers to avoid negative perceptions that may be associated with using an offshore provider. Any slowdown or reversal of existing industry trends towards offshore outsourcing would increase the cost of delivering our services if we had to relocate aspects of our services from India to the United States where operating costs are higher.

Legislation in the United States may be enacted that is intended to discourage or restrict offshore outsourcing. In the United States, federal and state legislation has been proposed, and enacted in several states, that could restrict or discourage U.S. companies from outsourcing their services to companies outside the United States. For example, legislation has been proposed that would require offshore providers to identify where they are located. In addition, legislation has been enacted in at least one state that requires that state contracts for services be performed within the United States, while several other states provide a preference to state contracts that are performed within the state. It is possible that legislation could be adopted that would restrict U.S. private sector companies that have federal or state government contracts, or that receive government funding or reimbursement, such as Medicare or Medicaid payments, from outsourcing their services to offshore service providers. Any changes to existing laws or the enactment of new legislation restricting offshore outsourcing in the United States may adversely affect our ability to do business, particularly if these changes are widespread, and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Regulatory Risks

The healthcare industry is heavily regulated. Our failure to comply with regulatory requirements could create liability for us, result in adverse publicity and negatively affect our business.

The healthcare industry is heavily regulated and is subject to changing political, legislative, regulatory and other influences. Many healthcare laws are complex, and their application to specific services and relationships may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the services that we provide. There can be no assurance that our operations will not be challenged or adversely affected by enforcement initiatives. Our failure to accurately anticipate the application of these laws and regulations to our business, or any other failure to comply with regulatory requirements, could create liability for us, result in adverse publicity and negatively affect our business. Federal and state legislatures and agencies periodically consider proposals to revise aspects of the healthcare industry or to revise or create additional statutory and regulatory requirements. Such proposals, if implemented, could impact our operations, the use of our services and our ability to market new services, or could create unexpected liabilities for us. We are unable to predict what changes to laws or regulations might be made in the future or how those changes could affect our business or our operating costs.

Developments in the healthcare industry, including national healthcare reform, could adversely affect our business.

The healthcare industry has changed significantly in recent years and we expect that significant changes will continue to occur. The timing and impact of developments in the healthcare industry are difficult to predict. We cannot be sure that the markets for our services will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets. The federal healthcare reform legislation (known as the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010) that was enacted in March 2010 could, for example, encourage more companies to enter our market, provide advantages to our competitors and result in the development of solutions that compete with ours. Moreover, healthcare reform remains a major policy issue at the federal level, and additional healthcare legislation in the future could have adverse consequences for us or the customers we serve.

If a breach of our measures protecting personal data covered by the Health Insurance Portability and Accountability Act or Health Information Technology for Economic and Clinical Health Act occurs, we may incur significant liabilities.

The Health Insurance Portability and Accountability Act of 1996, as amended, and the regulations that have been issued under it, which we refer to collectively as HIPAA, contain substantial restrictions and requirements with respect to the use and disclosure of individuals’ protected health information. Under HIPAA, covered entities must establish administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic protected health information maintained or transmitted by them or by others on their behalf. In February 2009 HIPAA was amended by the Health Information Technology for Economic and Clinical Health, or HITECH, Act to add provisions that impose certain of the HIPAA privacy and security requirements directly upon business associates of covered entities. New regulations that took effect in late 2009 also require business associates to notify covered entities, who in turn must notify affected individuals and government authorities of data security breaches involving unsecured protected health information. Most of our customers are covered entities and we are a business associate to many of those customers under HIPAA and the HITECH Act as a result of our contractual obligations to perform certain functions on behalf of and provide certain services to those customers. We have implemented and maintain physical, technical and administrative safeguards intended to protect all personal data and have processes in place to assist us in complying with applicable laws and regulations regarding the protection of this data and properly responding to any security incidents. A knowing breach of the HITECH Act’s requirements could expose us to criminal liability. A breach of our safeguards and processes that is not due to reasonable cause or involves willful neglect could expose us to civil penalties and the possibility of civil litigation.

If we fail to comply with federal and state laws governing submission of false or fraudulent claims to government healthcare programs and financial relationships among healthcare providers, we may be subject to civil and criminal penalties or loss of eligibility to participate in government healthcare programs.

A number of federal and state laws, including anti-kickback restrictions and laws prohibiting the submission of false or fraudulent claims, apply to healthcare providers, physicians and others that make, offer, seek or receive referrals or payments for products or services that may be paid for through any federal or state healthcare program and, in some instances, any private program. These laws are complex and their application to our specific services and relationships may not be clear and may be applied to our business in ways that we do not anticipate. Federal and state regulatory and law enforcement authorities have recently increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other healthcare reimbursement laws and rules. From time to time, participants in the healthcare industry receive inquiries or subpoenas to produce documents in connection with government investigations. We could be required to expend significant time and resources to comply with these requests, and the attention of our management team could be diverted by these efforts. Furthermore, if we are found to be in violation of any federal or state fraud and abuse laws, we could be subject to civil and criminal penalties, and we could be excluded from participating in federal and state healthcare programs such as Medicare and Medicaid. The occurrence of any of these events could give our customers the right to terminate our managed service contracts with them and result in significant harm to our business and financial condition.

The federal healthcare anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states have adopted similar prohibitions against kickbacks and other practices that are intended to induce referrals, and some of these state laws are applicable to all patients regardless of whether the patient is covered under a governmental health program or private health plan. We seek to structure our business relationships and activities to avoid any activity that could be construed to implicate the federal healthcare anti-kickback law and similar laws. We cannot assure you, however, that our arrangements and activities will be deemed outside the scope of these laws or that increased enforcement activities will not directly or indirectly have an adverse effect on our business, financial condition or results of operations. Any determination by a federal or state agency or court that we have violated any of these laws could subject us to civil or criminal penalties, could require us to change or terminate some portions of our operations or business, could disqualify us from providing services to healthcare providers doing business with government programs, could give our customers the right to terminate our managed service contracts with them and, thus, could have a material adverse effect on our business and results of operations. Moreover, any violations by and resulting penalties or exclusions imposed upon our customers could adversely affect their financial condition and, in turn, have a material adverse effect on our business and results of operations.

There are also numerous federal and state laws that forbid submission of false information or the failure to disclose information in connection with the submission and payment of healthcare provider claims for reimbursement. In particular, the federal False Claims Act, or the FCA, prohibits a person from knowingly presenting or causing to be presented a false or fraudulent claim for payment or approval by an officer, employee or agent of the United States. In addition, the FCA prohibits a person from knowingly making, using, or causing to be made or used a false record or statement material to such a claim. Violations of the FCA may result in treble damages, significant monetary penalties, and other collateral consequences including, potentially, exclusion from participation in federally funded healthcare programs. The scope and implications of the recent amendments to the FCA pursuant to the Fraud Enforcement and Recovery Act of 2009, or FERA, have yet to be fully determined or adjudicated and as a result it is difficult to predict how future enforcement initiatives may impact our business. Pursuant to the healthcare reform legislation enacted in

March 2010, a claim that includes items or services resulting from a violation of the federal anti-kickback law constitutes a false or fraudulent claim for purposes of the FCA.

These laws and regulations may change rapidly, and it is frequently unclear how they apply to our business. Errors created by our proprietary tools or services that relate to entry, formatting, preparation or transmission of claim or cost report information may be determined or alleged to be in violation of these laws and regulations. Any failure of our proprietary tools or services to comply with these laws and regulations could result in substantial civil or criminal liability and could, among other things, adversely affect demand for our services, invalidate all or portions of some of our managed service contracts with our customers, require us to change or terminate some portions of our business, require us to refund portions of our base fee revenues and incentive payment revenues, cause us to be disqualified from serving customers doing business with government payers, and give our customers the right to terminate our managed service contracts with them, any one of which could have an adverse effect on our business.

Our failure to comply with debt collection and consumer credit reporting regulations could subject us to fines and other liabilities, which could harm our reputation and business.

The U.S. Fair Debt Collection Practices Act, or FDCPA, regulates persons who regularly collect or attempt to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person. Certain of our accounts receivable activities may be subject to the FDCPA. Many states impose additional requirements on debt collection communications, and some of those requirements may be more stringent than the comparable federal requirements. Moreover, regulations governing debt collection are subject to changing interpretations that may be inconsistent among different jurisdictions. We are also subject to the Fair Credit Reporting Act, or FCRA, which regulates consumer credit reporting and which may impose liability on us to the extent that the adverse credit information reported on a consumer to a credit bureau is false or inaccurate. We could incur costs or could be subject to fines or other penalties under the FCRA if the Federal Trade Commission determines that we have mishandled protected information. We or our customers could be required to report such breaches to affected consumers or regulatory authorities, leading to disclosures that could damage our reputation or harm our business, financial position and operating results.

Potential additional regulation of the disclosure of health information outside the United States may increase our costs.

Federal or state governmental authorities may impose additional data security standards or additional privacy or other restrictions on the collection, use, transmission and other disclosures of health information. Legislation has been proposed at various times at both the federal and the state levels that would limit, forbid or regulate the use or transmission of medical information pertaining to U.S. patients outside of the United States. Such legislation, if adopted, may render our operations in India impracticable or substantially more expensive. Moving such operations to the United States may involve substantial delay in implementation and increased costs.

Risks Related to Intellectual Property

We may be unable to adequately protect our intellectual property.

Our success depends, in part, upon our ability to establish, protect and enforce our intellectual property and other proprietary rights. If we fail to establish or protect our intellectual property rights, we may lose an important advantage in the market in which we compete. We rely upon a combination of patent, trademark, copyright and trade secret law and contractual terms and conditions to protect our intellectual property rights, all of which provide only limited protection. We cannot assure you that our intellectual property rights are sufficient to protect our competitive advantages. Although we have filed four U.S. patent applications, we cannot assure you that any patents that will be issued from these applications will provide us with the protection that we seek or that any future patents issued to us will not be challenged, invalidated or circumvented. We have also been issued one U.S. patent, but we cannot assure you that it will provide us with the protection that we seek or that it will not be challenged, invalidated or circumvented. Legal standards relating to the validity, enforceability and scope of protection of patents are uncertain. Any patents that may be issued in the future from pending or future patent applications or our one issued patent may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Also, we cannot assure you that any trademark registrations will be issued for pending or future applications or that any of our trademarks will be enforceable or provide adequate protection of our proprietary rights.

We also rely in some circumstances on trade secrets to protect our technology. Trade secrets may lose their value if not properly protected. We endeavor to enter into non-disclosure agreements with our employees, customers, contractors and business partners to limit access to and disclosure of our proprietary information. The steps we have taken, however, may not prevent unauthorized use of our technology, and adequate remedies may not be available in the event of unauthorized use or disclosure of our trade secrets and proprietary technology. Moreover, others may reverse engineer or independently develop technologies that are competitive to ours or infringe our intellectual property.

Accordingly, despite our efforts, we may be unable to prevent third parties from infringing or misappropriating our intellectual property and using our technology for their competitive advantage. Any such infringement or misappropriation could have a material adverse effect on our business, results of operations and financial condition. Monitoring infringement of our intellectual property rights can be difficult and costly, and enforcement of our intellectual property rights may require us to bring legal actions against infringers. Infringement actions are inherently uncertain and therefore may not be successful, even when our rights have been infringed, and even if successful may require a substantial amount of resources and divert our management’s attention.

Claims by others that we infringe their intellectual property could force us to incur significant costs or revise the way we conduct our business.

Our competitors protect their intellectual property rights by means such as patents, trade secrets, copyrights and trademarks. We have not conducted an independent review of patents issued to third parties. Additionally, because patent applications in the United States and many other jurisdictions are kept confidential for 18 months before they are published, we may be unaware of pending patent applications that relate to our proprietary technology. Although we have not been involved in any litigation related to intellectual property rights of others, from time to time we receive letters from other parties alleging, or inquiring about, possible breaches of their intellectual property rights. Any party asserting that we infringe its proprietary rights would force us to defend ourselves, and possibly our customers, against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights or interruption or cessation of our operations. The software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Moreover, the risk of such a lawsuit will likely increase as our size and scope of our services and technology platforms increase, as our geographic presence and market share expand and as the number of competitors in our market increases. Any such claims or litigation could:

•	be time-consuming and expensive to defend, whether meritorious or not;

•	require us to stop providing the services that use the technology that infringes the other party’s intellectual property;

•	divert the attention of our technical and managerial resources;

•	require us to enter into royalty or licensing agreements with third parties, which may not be available on terms that we deem acceptable, if at all;

•	prevent us from operating all or a portion of our business or force us to redesign our services and technology platforms, which could be difficult and expensive and may make the performance or value of our service offerings less attractive;

•	subject us to significant liability for damages or result in significant settlement payments; or

•	require us to indemnify our customers as we are required by contract to indemnify some of our customers for certain claims based upon the infringement or alleged infringement of any third party’s intellectual property rights resulting from our customers’ use of our intellectual property.

Intellectual property litigation can be costly. Even if we prevail, the cost of such litigation could deplete our financial resources. Litigation is also time-consuming and could divert management’s attention and resources away from our business. Furthermore, during the course of litigation, confidential information may be disclosed in the form of documents or testimony in connection with discovery requests, depositions or trial testimony. Disclosure of our confidential information and our involvement in intellectual property litigation could materially adversely affect our business. Some of our competitors may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could significantly limit our ability to continue our operations and could harm our relationships with current and prospective customers. Any of the foregoing could disrupt our business and have a material adverse effect on our operating results and financial condition.

Risks Related to Ownership of Shares of Our Common Stock

The trading price of our common stock is likely to be volatile

Our common stock has only a limited trading history. In addition, the trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors. In addition to the risks described in this section, factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	investors’ general perception of us; and

•	changes in general economic, industry and market conditions.

In addition, if the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations.

Some companies that have had volatile market prices for their securities have had securities class actions filed against them. If a suit were filed against us, regardless of its merits or outcome, it would likely result in substantial costs and divert management’s attention and resources. This could have a material adverse effect on our business, operating results and financial condition.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after contractual lock-up agreements and other restrictions lapse, the trading price of our common stock could decline. As of June 30, 2010, we have outstanding 91,062,067 shares of common stock. Of these shares, approximately 11.3 million shares of common stock are eligible for sale in the public market and 79.8 million shares of common stock are subject to a contractual lock-up agreement that expires on November 21, 2010. Some of our stockholders have demand and incidental registration rights to require us to register up to 75.3 million shares of our common stock for resale upon expiration of the lock-up agreements. If we register these shares, these stockholders would be able to sell those shares freely in the public market.

Insiders have substantial control over us and will be able to determine substantially all matters requiring stockholder approval.

Our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 52% of our outstanding common stock. As a result, these stockholders will be able to determine substantially all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third-party from acquiring control over us.

Anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our restated certificate of incorporation and amended and restated bylaws:

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•	establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;

•	require that directors only be removed from office for cause and only upon a supermajority stockholder vote;

•	provide that vacancies on the board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office;

•	limit who may call special meetings of stockholders;

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders; and

•	require supermajority stockholder voting to effect certain amendments to our restated certificate of incorporation and amended and restated bylaws.

We do not anticipate paying any cash dividends on our capital stock in the foreseeable future

Although we paid cash dividends on our capital stock in July 2008 and September 2009, we do not expect to pay cash dividends on our common stock in the foreseeable future. Any future dividend payments will be within the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant. In addition, our revolving credit facility does not permit us to pay dividends without the lender’s prior consent. Finally, we may not generate sufficient cash from operations in the future to pay dividends on our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Initial Public Offering

The SEC declared the Registration Statement on Form S-1 (File No. 333-162186) related to our IPO effective on May 19, 2010. In the IPO, which closed on May 25, 2010, we sold 7,667,667 shares of our common stock at an offering price of $12.00 per share. The IPO generated gross proceeds to us of $92.0 million, or $80.8 million net of underwriting discounts and offering expenses. We incurred $7.1 million of offering-related expenses, of which $2.9 million were incurred prior to December 31, 2009. Out of $7.1 million of offering expenses, $1.4 million was satisfied through the issuance of 115,000 shares of common stock. From the effective date of the registration statement through June 30, 2010, we did not use any of our proceeds from the IPO. There has been no change in the planned use of proceeds from the initial public offering as described in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on May 19, 2010.

Unregistered Sale of Equity Securities

Set forth below is information regarding our issuances of capital stock and our grants of warrants and options to purchase shares of capital stock within the three months ended June 30, 2010:

(a) Warrant Exercises

Between April 1, 2010 and June 30 2010, we issued 615,649 shares of common stock to Ascension Health as a result of the cashless exercise of outstanding supplemental warrants held by Ascension Health prior to our IPO.

(b) Option Grants and Exercises

Between April 1, 2010 and June 30, 2010, we granted options to purchase an aggregate of 1,275,958 shares of non-voting common stock at a weighted-average exercise price of $12.00 per share, to employees, directors and consultants pursuant to our 2006 Plan. Between April 1, 2010 and June 30, 2010, we issued an aggregate of 49,000 shares of non-voting common stock upon exercise of vested options for aggregate consideration of $0.2 million.

The options and shares of common stock issuable upon the exercise of such options were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants in reliance upon the exemption from the registration requirements of the Securities Act provided by Rule 701 promulgated under the Securities Act. All recipients of options and shares pursuant to this exemption either received adequate information about us or had access, through employment or other relationships, to such information.

All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. All certificates representing such securities included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer.

ITEM 3	DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit
Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2010

ACCRETIVE HEALTH, INC
Registrant

/s/  Mary A. Tolan
Mary A. Tolan
Director, Founder, President and Chief Executive Officer
(Principal Executive Officer)

/s/  John T. Staton
John T. Staton
Chief Financial Officer and Treasurer
(Principal Financial Officer)