Form 10-Q
period 2010-09-30
Accretive Health, Inc.
filed 2010-11-12
CIK 1472595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 001-34746

ACCRETIVE HEALTH, INC.
(Exact name of registrant as specified in its charter)

Delaware	02-0698101
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

401 North Michigan Avenue
Suite 2700
Chicago, Illinois 60611
(Address of principal executive offices)

(312) 324-7820
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares Outstanding as of November 9, 2010

Common Stock, $0.01 par value	91,062,947

Accretive Health, Inc.
FORM 10-Q
For the period ended September 30, 2010

Part I.	Financial Information	2
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets — As of September 30, 2010 (unaudited) and December 31, 2009	2
	Condensed Consolidated Statements of Operations (unaudited) — For the Three and Nine Months ended September 30, 2010 and 2009	3
	Condensed Consolidated Statements of Cash Flows (unaudited) — For the Nine Months ended September 30, 2010 and 2009	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

Part II.	Other Information	27
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 6.	Exhibits	41
Signatures		42
EXHIBIT INDEX
EX 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
EX 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
EX 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Accretive Health, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$124,610	$43,659
Accounts receivable, net of allowance for doubtful accounts of $82 at September 30, 2010 and December 31, 2009, respectively	55,639	27,519
Prepaid assets	6,528	4,283
Due from related party	1,281	1,273
Other current assets	1,496	1,337

Total current assets	189,554	78,071
Deferred income tax	8,069	7,739
Furniture and equipment, net	18,155	12,901
Goodwill	1,468	1,468
Other, net	1,030	3,293

Total assets	$218,276	$103,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,175	$11,967
Accrued service costs	35,327	27,742
Accrued compensation and benefits	11,210	12,114
Deferred income tax	4,154	4,188
Accrued income taxes	1,662	41
Other accrued expenses	5,647	3,531
Deferred revenue	19,247	22,610

Total current liabilities	97,422	82,193
Non-current liabilities:
Other non-current liabilities	2,020	—

Non-current liabilities	2,020	—

Total liabilities	$99,442	$82,193

Commitments and contingencies	—	—
Stockholders’ equity:
Convertible preferred stock, Series A, $0.01 par value, no shares authorized, issued and outstanding at September 30, 2010; 32,317 authorized, issued and outstanding at December 31, 2009	—	—
Convertible preferred stock, Series D, $0.01 par value, no shares authorized, issued and outstanding at September 30, 2010; 1,267,224 shares authorized, issued and outstanding at December 31, 2009	—	13
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2010; no shares authorized, issued and outstanding at December 31, 2009	—	—
Series B common stock, $0.01 par value, no shares authorized, issued and outstanding at September 30, 2010; 68,600,000 shares authorized, 32,156,932 issued and outstanding at December 31, 2009	—	82
Series C common stock, $0.01 par value, no shares authorized, issued and outstanding at September 30, 2010; 31,360,000 shares authorized, 5,257,727 issued and outstanding at December 31, 2009	—	13
Common stock, $0.01 par value, 500,000,000 shares authorized, 91,062,947 shares issued and outstanding at September 30, 2010; no shares authorized, issued and outstanding at December 31, 2009	911	—
Additional paid-in capital	141,375	51,777
Non-executive employee loans for stock option exercises	(41)	(120)
Accumulated deficit	(23,362)	(30,452)
Cumulative translation adjustment	(49)	(34)

	118,834	21,279

Total liabilities and stockholders’ equity	$218,276	$103,472

See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except share and per share amounts)

Net services revenue	$158,424	$134,512	$436,265	$372,661
Costs of services	126,272	105,885	346,574	301,552

Operating margin	32,152	28,627	89,691	71,109
Other operating expenses:
Infused management and technology	15,760	13,572	46,817	38,054
Selling, general and administrative	11,911	8,071	29,788	23,379

Total operating expenses	27,671	21,643	76,605	61,433
Income from operations	4,481	6,984	13,086	9,676
Interest income (expense), net	14	(95)	24	(12)

Net income before provision for income taxes	4,495	6,889	13,110	9,664
Provision for income taxes	1,637	2,619	6,020	180

Net income	$2,858	$4,270	$7,090	$9,484

Dividends on preferred shares	—	(8,044)	—	(8,044)

Net income (loss) applicable to common shareholders	$2,858	$(3,774)	$7,090	$1,440

Net income (loss) per common share
Basic	$0.03	$(0.11)	$0.11	$0.04
Diluted	0.03	(0.11)	0.08	0.03
Weighted average shares used in calculating net income (loss) per common share
Basic	91,062,356	36,822,226	63,600,972	36,677,687
Diluted	97,464,457	36,822,226	92,959,707	44,144,535

Cash dividends declared per common share	$—	$0.18	$—	$0.18

See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(In thousands)

Operating activities:
Net income	$7,090	$9,484
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	4,399	2,839
Employee stock based compensation	10,847	5,309
Expense associated with the issuance of stock warrants	—	4,357
Deferred income taxes	(2,275)	(5,730)
Changes in operating assets and liabilities:
Accounts receivable	(28,119)	(11,118)
Prepaid and other current assets	(2,306)	(4,928)
Accounts payable	8,192	(2,390)
Accrued service costs	7,585	11,299
Accrued compensation and benefits	(912)	(934)
Other accrued expenses	2,286	156
Accrued income taxes	1,615	(1,163)
Deferred rent expense	1,965	—
Deferred revenue	(3,363)	(5,618)

Net cash provided by operating activities	7,004	1,563

Investing activities:
Purchases of furniture and equipment	(5,554)	(2,000)
Acquisition of software	(4,104)	(3,074)
Collection (issuance) of note receivable	(619)	579

Net cash used in investing activities	(10,277)	(4,495)

Financing activities:
Proceeds from the initial public offering, net of issuance costs	83,756	—
Liquidation preference payment	(866)	—
Proceeds from issuance of common stock from employee stock option exercise	171	212
Collection of non-executive employee notes receivable	79	140
Excess tax benefit from equity-based awards	1,284	1,729
Deferred offering costs	—	(2,225)
Payment of dividends	—	(14,469)

Net cash provided by (used in) financing activities	84,424	(14,613)

Effect of exchange rate changes on cash	(200)	161

Net increase (decrease) in cash and cash equivalents	80,951	(17,384)
Cash and cash equivalents at beginning of period	43,659	51,656

Cash and cash equivalents at end of period	$124,610	$34,272

See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 —	BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

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

The accompanying unaudited condensed consolidated financial statements reflect the financial position as of September 30, 2010, the results of operations for the three and nine months ended September 30, 2010 and 2009, and the cash flows of the Company for the nine months ended September 30, 2010 and 2009. These financial statements include the accounts of Accretive Health, Inc. and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation. Certain amounts reported in the previous periods have been reclassified to conform to the current year presentation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2010.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”). ASU 2010-06 provides new and amended disclosure requirements related to fair value measurements. Specifically, this ASU requires new disclosures relating to activity within Level 3 fair value measurements, as well as transfers in and out of Level 1 and Level 2 fair value measurements. ASU 2010-06 also amends the existing disclosure requirements relating to valuation techniques used for fair value measurements and the level of disaggregation a reporting entity should include in fair value disclosures. This update is effective for interim and annual reporting periods beginning after

Accretive Health, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

December 15, 2009. The Company adopted this ASU as of January 1, 2010. The adoption did not have a significant impact on the Company’s condensed consolidated financial statements.

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

All of the Company’s significant operations are organized around the single business of providing end-to-end management services of revenue cycle operations for U.S.-based hospitals and other medical providers. Accordingly, for purposes of disclosure under ASC 280, Segment Reporting, the Company has only one operating segment and reporting unit. All of the Company’s net services revenue and trade accounts receivable are derived from healthcare providers domiciled in the United States.

While managed independently and governed by separate contracts, several of the Company’s customers are affiliated with a single healthcare system, Ascension Health. Pursuant to the Company’s master services agreement with Ascension Health, the Company provides services to Ascension Health’s affiliated hospitals that execute separate contracts with the Company. The Company’s aggregate net services revenue from these hospitals was $75.0 million and $82.1 million during the three months ended September 30, 2010 and 2009, respectively. The Company’s aggregate net services revenue from these hospitals was $231.5 million and $233.7 million during the nine months ended September 30, 2010 and 2009, respectively. The Company had $28.9 million and $17.7 million of accounts receivable from hospitals affiliated with Ascension Health as of September 30, 2010 and December 31, 2009, respectively.

Additionally, another customer, not affiliated with Ascension Health, with which the Company entered into a managed service contract in 2009, accounted for 11.8% and 9.1% of the Company’s total net services revenue in the three months ended September 30, 2010 and 2009, respectively. The net services revenues from this customer for the nine months ended September 30, 2010 and 2009 represented 11.2% and 7.9% of the Company’s total net services revenue, respectively. In addition, another customer, not affiliated with Ascension

Accretive Health, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Health, with which the Company entered into a managed service contract in 2010, accounted for 15.3% and 9.2% of the Company’s total net services revenue for the three and nine months ended September 30, 2010, respectively.

NOTE 4 —	NET SERVICES REVENUE

The Company’s net services revenue consisted of the following for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net base fees for managed service contracts	$136,039	$114,557	$375,596	$319,574
Incentive payments for managed service contracts	19,093	16,808	51,501	43,826
Other services	3,292	3,147	9,168	9,261

Net services revenue	$158,424	$134,512	$436,265	$372,661

NOTE 5 —	INCOME TAXES

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

Income tax expense for the nine months ended September 30, 2010 is different from the amount derived by applying the federal statutory tax rate of 35% mainly due to the impact of certain state taxes which are based on gross receipts. Additionally, taxes for the nine months ended September 30, 2009 reflect the release of $3.5 million of the deferred tax asset’s valuation allowance.

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

During the nine months ended September 30, 2009, Ascension Health, the Company’s founding customer, earned the right to purchase 437,264 shares of Series B common stock under an Amended Supplemental

Accretive Health, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Warrant Agreement, which was the last award available for grant under that agreement. The warrants had an exercise price of $13.02 per share. The Company recorded $2.8 million as marketing expense for the nine months ended September 30, 2009 in conjunction with the issuance of this warrant. No warrants were earned during the three months ended September 30, 2009 or three and nine months ended September 30, 2010.

The Company’s founding customer was issued 615,649 shares of common stock as a result of cashless exercise of outstanding supplemental warrants during the nine months ended September 30, 2010. The supplemental warrant with respect to 437,264 shares of common stock expired in connection with the IPO. As of September 30, 2010, there were no supplemental warrants outstanding; no additional warrant rights may be earned under the Supplemental Warrant Agreement.

During the three and nine months ended September 30, 2009, warrants to purchase 21,485 and 122,766 shares of Series B common stock were earned under a Protection Warrant Agreement and recorded revenue was reduced by $0.3 million and $1.6 million, respectively. No warrants were earned for the three and nine months ended September 30, 2010 pursuant to the Protection Warrant Agreement. During the three and nine months ended September 30, 2009, the founding customer purchased 98,705 and 164,396 shares of the Company’s Series B common stock, for $0.003 per share, pursuant to the Protection Warrant Agreement, respectively. During the nine months ended September 30, 2010, the founding customer purchased 29,929 shares of the Company’s Series B common stock, for $0.003 per share, pursuant to the Protection Warrant Agreement. As of September 30, 2010, there were no protection warrants outstanding and no additional warrant rights may be earned under this Agreement.

The Company maintains a 2006 Second Amended and Restated Stock Option Plan (the “2006 Plan”). In April 2010, the Company adopted a new 2010 Stock Incentive Plan (the “2010 Plan”), which became effective immediately prior to the closing of the IPO. The Company will not make any further grants under the 2006 Plan, and the 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. As of September 30, 2010, an aggregate of 16,023,287 shares were subject to outstanding options under both plans, and 8,277,774 shares were available for grant. However, to the extent that previously granted awards under the 2006 Plan or 2010 Plan expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company, the number of shares available for future awards will increase, up to a maximum of 24,374,756 shares.

A summary of the options activity during the nine months ended September 30, 2010 is shown below:

		Weighted-Average
	Shares	Exercise Price

Outstanding at January 1, 2010	10,202,094	$6.16
Granted	6,515,037	14.17
Exercised	(53,800)	3.16
Cancelled	(106,924)	11.29
Forfeited	(533,120)	12.06

Outstanding at September 30, 2010	16,023,287	$9.19

Outstanding and vested at September 30, 2010	6,453,830	$3.75

Outstanding and vested at December 31, 2009	5,150,421	$2.73

On February 3, 2010, the Company’s board of directors granted options to purchase 5,197,257 shares to executive officers, employees and non-employee directors. Subsequently, the Company determined that these options have an exercise price equal to $14.71 per share (the fair value of the Company’s common stock on

Accretive Health, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

February 3, 2010, as determined by the board of directors). Prior to the IPO, in April and May, 2010, the Company granted options to purchase 1,119,160 shares and 156,798 shares, respectively, to various employees. These options have an exercise price of $12.00, which was the price at which shares of the Company’s common stock were sold to the public in the IPO.

The share-based compensation costs relating to the Company’s stock options for the three months ended September 30, 2010 and 2009 was $5.3 million and $2.3 million, with related tax benefits of approximately $2.1 million and $0.9 million, respectively. The share-based compensation costs relating to the Company’s stock options for the nine months ended September 30, 2010 and 2009 was $10.8 million and $5.3 million, with related tax benefits of $4.3 million and $2.1 million, respectively.

NOTE 7 —	EARNINGS (LOSS) PER COMMON SHARE

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

The Company’s Series A and Series D convertible preferred stock automatically converted to shares of common stock in connection with the Company’s IPO. Additionally, the unvested share-based payment awards that contained non-forfeitable rights to dividends were immaterial as of September 30, 2010. Accordingly, for periods ended after the IPO, the two-class computation method is no longer applicable.

Accretive Health, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table sets forth the computation of basic and diluted earnings per share available to common shareholders for the three and nine months ended September 30, 2010 and 2009, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except share and per share amounts)

Net earnings, as reported	$2,858	$4,270	$7,090	$9,484
Less: Distributed earnings available to participating securities	—	8,174	—	8,174
Less: Undistributed earnings available to participating securities	—	—	—	(105)

Numerator for basic earnings (loss) per share — Undistributed and distributed earnings available to common shareholders	2,858	(3,904)	7,090	1,415
Add: Undistributed earnings allocated to participating securities	—	—	—	(105)
Less: Undistributed earnings reallocated to participating securities	—	—	—	(44)

Numerator for diluted earnings (loss) per share — Undistributed and distributed earnings available to common shareholders	$2,858	$(3,904)	$7,090	$1,354

Denominator for basic earnings (loss) per share — Weighted average common shares	91,062,356	36,822,226	63,600,972	36,677,687
Effect of dilutive securities	6,402,101	—	29,358,735	7,466,848

Denominator for diluted earnings (loss) per share — Weighted average common shares adjusted for dilutive securities	97,464,457	36,822,226	92,959,707	44,144,535

Earnings (loss) per share:
Basic net income (loss) per share	$0.03	$(0.11)	$0.11	$0.04
Diluted net income (loss) per share	0.03	(0.11)	0.08	0.03

Because of their anti-dilutive effect, 9,032,915 and 54,360,949 common share equivalents comprised of stock options and convertible preferred shares have been excluded from the diluted earnings per share calculation for the three months ended September 30, 2010 and 2009, respectively. Additionally, because of their anti-dilutive effect, 8,877,158 and 46,262,240 common share equivalents comprised of stock options and convertible preferred shares have been excluded from the diluted earnings per share calculation for the nine months ended September 30, 2010 and 2009, respectively.

Accretive Health, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 8 —	OTHER COMPREHENSIVE INCOME

The components of total comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$2,858	$4,270	$7,090	$9,484
Foreign currency translation adjustment	56	206	(15)	201

Comprehensive income	$2,914	$4,476	$7,075	$9,685

NOTE 9 —	LEGAL

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

On September 30, 2009, the Company entered into a $15 million line of credit with the Bank of Montreal, which may be used for working capital and general corporate purposes. Any amounts outstanding under the line of credit accrue interest at LIBOR plus 4% and are secured by substantially all of the Company’s assets. Advances under the line of credit are limited to a borrowing base and a cash deposit account which will be established at the time borrowings occur. The line of credit has an initial term of two years and is renewable annually thereafter. As of September 30, 2010, the Company had no amounts outstanding under this line of credit. The line of credit contains restrictive covenants which limit the Company’s ability to, among other things, enter into other borrowing arrangements and pay dividends.

In August 2010, the Company executed a new office lease for approximately 44,000 square feet in a multi-story building for a period of 10 years. As a result, the Company’s lease payments are expected to increase, on average, by approximately $0.8 million per year. Pursuant to the terms of the lease agreement, the Company issued a stand-by letter of credit in the amount of $1.8 million, increasing total amount of stand-by letters of credit outstanding to $1.9 million. This reduced the availability under the Bank of Montreal’s line of credit to $13.1 million.

From time to time the Company makes commitments regarding its performance under certain portions of its managed service contracts. In the event that the Company does not meet any of these performance requirements, it may incur expenses to remedy the performance issue. The Company reviews its compliance with its contractual performance commitments on a quarterly basis. As of September 30, 2010 and December 31, 2009, the Company met all of its performance commitments and, as a result, has not recorded any liabilities for potential obligations.

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

About the Company

Accretive Health is a leading provider of healthcare revenue cycle management services. Our business purpose is to help U.S. hospitals, physicians and other healthcare providers manage their revenue cycle operations more efficiently. Our integrated technology and services offering, which we refer to as our solution, helps our customers realize sustainable improvements in their operating margins and improve the satisfaction of their patients, physicians and staff. Our customers typically are multi-hospital systems, including faith-based or community healthcare systems, academic medical centers and independent ambulatory clinics, and their affiliated physician practice groups. Our solution spans our customers’ entire revenue cycle, unlike competing services that we believe address only a portion of the revenue cycle or focus solely on cost reductions. Through the implementation of our distinctive operating model that includes people, processes and technology our customers have historically achieved significant improvements in cash collections measured against the contractual amount due for medical services, which we refer to as net revenue yield, within 18 to 24 months of implementing our solution. Customers operating under mature managed services contracts typically realize 400 to 600 basis points in yield improvement in the third or fourth contract year.

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

The following table summarizes the composition of our net services revenue for the three and nine months ended September 30, 2010 and 2009, on a percentage basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net base fees for managed service contracts	85.9%	85.2%	86.1%	85.8%
Incentive payments for managed service contracts	12.1%	12.5%	11.8%	11.8%
Other services	2.0%	2.3%	2.1%	2.4%

Net services revenue	100.0%	100.0%	100.0%	100.0%

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

Income Taxes

Income tax expense consists of federal and state income taxes in the United States and India. Additionally, we incur income taxes in states which impose a tax based on gross receipts in addition to a tax based on income. In August 2010, one of the states, where a large portion of our operations is conducted, enacted legislation that reduced our current and future obligations under the gross receipts tax.

CRITICAL ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the assets, liabilities and results of operations of Accretive Health, Inc. and our wholly-owned subsidiaries; all intercompany transactions and balances have been eliminated in consolidation. We prepare our quarterly condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. For interim financial reporting and pursuant to the requirements of Regulation S-X, Rule 101, of the SEC, the preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in our condensed consolidated financial statements and the accompanying notes. We regularly evaluate the accounting policies and estimates we use. In general, we base estimates on historical experience and on assumptions that we believe to be reasonable given our operating environment. Estimates are based on our best knowledge of current events and the actions we may undertake in the future. Although we believe all adjustments considered necessary for fair presentation have been included, our actual results may differ materially from our estimates.

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

Goodwill

Goodwill represents the excess purchase price over the net assets acquired for a business that we acquired in May 2006. In accordance with ASC 350, Intangibles — Goodwill and Other, goodwill is not subject to amortization but is subject to impairment testing at least annually. Our annual impairment assessment date is the first day of our fourth quarter. We conduct our impairment testing on a company-wide basis because we have only one operating segment and reporting unit. Our impairment tests are based on our current business strategy in light of present industry and economic conditions and future expectations. As we apply our judgment to estimate future cash flows and an appropriate discount rate, the analysis reflects assumptions and uncertainties. Our estimates of future cash flows could differ from actual results. Our most recent impairment assessment did not result in goodwill impairment.

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

Ascension Health Stock and Warrants

In October 2004, Ascension Health became our founding customer. Since then, in exchange for its initial start-up assistance and subsequent sales and marketing assistance, we have issued common stock and granted warrants to Ascension Health, as described below:

•	Initial Stock Issuance and Protection Warrant Agreement. In October and November 2004, we issued 3,537,306 shares of common stock to Ascension Health, then representing a 5% ownership interest in our company on a fully-diluted basis, and entered into a protection warrant agreement under which Ascension Health was granted the right to purchase additional shares of common stock from time to time for $0.003 per share when Ascension Health’s ownership interest in our company declines below 5% due to our issuance of additional stock or rights to purchase stock. We made the initial stock grant and entered into the protection warrant agreement because Ascension Health agreed to provide us with an operational laboratory and related start-up consulting services in connection with our development of our initial revenue cycle management service offering. The protection warrant agreement, and all purchase rights granted thereunder, expired at the time of our initial public offering or IPO. We accounted for the costs associated with these purchase rights as a reduction in base fee revenues due to us from Ascension Health because we could not reasonably estimate the fair value of the services provided by Ascension Health. Accordingly, we reduced the amount of our base fee revenues from Ascension Health by $0.3 million and $1.6 million for the three and nine months ended September 30, 2009. There were no warrants earned and, consequently, no reduction of revenue recorded for three and nine months ended September 30, 2010.

•	Supplemental Warrant. Pursuant to a supplemental warrant agreement that became effective in November 2004, Ascension Health had the right to purchase up to 3,537,306 shares of our common stock based upon the achievement of specified milestones relating to its sales and marketing assistance. In May 2007 and again in September 2007, we amended and restated our supplemental warrant agreement with Ascension Health. This agreement gave Ascension Health the right to purchase up to 1,749,064 shares of common stock upon the achievement of specified milestones relating to its sales and marketing assistance. The purchase price for these shares was equal to the most recent price per share paid for our common stock in a capital raising transaction or, if we have not had a capital raising transaction within the preceding six months, the exercise price of the employee stock options we have most recently granted. Concurrently with the amendment and restatement of the supplemental warrant agreement, in May 2007, we sold 2,623,593 shares of our common stock to Ascension Health for $2.09 per share for an aggregate purchase price of $5.5 million. No share-based compensation expense was recorded in connection with this sale because the shares were issued at a purchase price equal to the fair market value of the common stock at that time and Ascension Health was not required to provide any services in connection with the issuance. We recorded the costs associated with the purchase rights under the supplemental warrant agreement as marketing expense for the periods in which the purchase rights were earned. For the nine months ended September 30, 2009 we recorded $2.8 million of marketing expense as Ascension Health earned the right to purchase 437,264 shares of common stock for $13.02 per share during the period. There were no warrants earned, and, consequently, no expense recorded for the three months ended September 30, 2009 as well as for the three and nine months ended September 30, 2010. The supplemental warrant agreement and all purchase rights thereunder, expired at the closing of the IPO.

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

Stock Option Plans.  In December 2005, we approved a stock option plan which provides for the grant of stock options to employees, directors and consultants. The plan was amended and restated in February 2006 and further amended in May 2007, October 2008, January 2009, November 2009 and April 2010. We refer to this plan as our 2006 Plan. In addition, in April 2010, we adopted the 2010 Stock Incentive Plan, which we refer to as our 2010 Plan, and which became effective in connection with the IPO. We will not make any further grants under the 2006 Plan, and the 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. As of September 30, 2010, an aggregate of 16,023,287 shares were subject to outstanding options under both plans, and 8,277,774 shares were available for grant. However, to the extent that previously granted awards under the 2006 Plan or 2010 Plan expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us, the number of shares available for future awards will increase, up to a maximum of 24,374,756 shares.

Under the terms of these plans, all options will expire if they are not exercised within ten years after the grant date. The majority of options granted vest over four years at a rate of 25% per year on each grant date anniversary. We use the Black-Scholes option pricing model to determine the estimated fair value of each option as of its grant date. These inputs are subjective and generally require significant analysis and judgment to develop. The following table sets forth the significant assumptions used in the Black-Scholes model to calculate stock-based compensation cost for grants made during 2009. There were no significant changes to the assumptions for the periods ended September 30, 2010.

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

We will continue to use judgment in evaluating the expected term, volatility and forfeiture rate related to our share-based compensation on a prospective basis, and in incorporating these factors into the Black-Scholes pricing model. Higher volatility and longer expected lives result in an increase to total share-based compensation expense determined at the date of grant. In addition, any changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period that the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the share-based compensation expense recognized in our consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the share based compensation expense recognized in our consolidated financial statements. These adjustments will affect our cost of services, infused management and technology expenses and selling, general and administrative expenses.

The share-based compensation costs relating to the Company’s stock options for the three months ended September 30, 2010 and 2009 was $5.3 million and $2.3 million, with related tax benefits of approximately $2.1 million and $0.9 million, respectively. The share-based compensation costs relating to the Company’s stock options for the nine months ended September 30, 2010 and 2009 was $10.8 million and $5.3 million, with related tax benefits of $4.3 million and $2.1 million, respectively. The allocation of this cost between cost of services, selling, general and administrative expenses and infused management and technology expenses will depend on the salaries and work assignments of the personnel holding these stock options.

Legal Proceedings

In the normal course of business, we are involved in legal proceedings or regulatory investigations. We evaluate the need for loss accruals using the requirements of ASC 450, Contingencies. When conducting this evaluation we consider factors such as the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. We record an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, then we record the minimum amount in the range as our loss accrual. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. We are not presently a party to any material litigation or regulatory proceeding and we are not aware of any pending or threatened litigation or regulatory proceeding that could have a material adverse effect on our business, operating results, financial condition or cash flows.

CONSOLIDATED RESULTS OF OPERATIONS

Our key consolidated financial and operating data are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net services revenue	$158,424	$134,512	$436,265	$372,661
Costs of services	126,272	105,885	346,574	301,552

Operating margin	32,152	28,627	89,691	71,109
Other operating expenses
Infused management and technology	15,760	13,572	46,817	38,054
Selling, general and administrative	11,911	8,071	29,788	23,379

Total operating expenses	27,671	21,643	76,605	61,433
Income from operations	4,481	6,984	13,086	9,676
Interest income (expense), net	14	(95)	24	(12)

Income before provision for income taxes	4,495	6,889	13,110	9,664
Provision for income taxes	1,637	2,619	6,020	180

Net income	$2,858	$4,270	$7,090	$9,484

Operating Expense Details:
Infused management and technology expense, excluding depreciation and amortization expense and share-based compensation expense	$12,799	$11,765	$39,187	$33,177
Selling, general and administrative expense, excluding depreciation and amortization expense and share-based compensation expense	8,748	6,589	23,886	17,335
Depreciation and amortization expense	1,255	957	3,449	2,839
Share-based compensation expense(1)	4,869	2,332	10,083	8,082

Total operating expenses	$27,671	$21,643	$76,605	$61,433

Other operating and Non-GAAP financial data
Adjusted EBITDA(2)	$11,623	$10,523	$28,332	$22,181

(1)	Share-based compensation expense includes stock based compensation expense and warrant related expense, exclusive of warrant expense of $250 and $1,584 which was classified as a reduction in base fee revenue for the three and nine months ended September 30, 2009, respectively. No such reduction was recorded for the three and nine months ended September 30, 2010 as all warrants had been earned and therefore there was no stock warrant expense.

(2)	We define adjusted EBITDA as net income before net interest income (expense), income tax expense (benefit), depreciation and amortization expense and equity-based compensation expense. Adjusted EBITDA is a non-GAAP financial measure and should not be considered as an alternative to net income, operating income and any other measure of financial performance calculated and presented in accordance with GAAP. See “Use of Non-GAAP Financial Measures” for additional discussion.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Net Services Revenues

The following table summarizes the composition of our net services revenue for the three months ended September 30, 2010 and 2009, respectively (in thousands):

	Three Months Ended
	September 30,
	2010	2009

Net base fees for managed service contracts	$136,039	$114,557
Incentive payments for managed service contracts	19,093	16,808
Other services	3,292	3,147

Net services revenue	$158,424	$134,512

Net services revenue increased $23.9 million, or 17.8%, to $158.4 million for the three months ended September 30, 2010, from $134.5 million for the three months ended September 30, 2009. The largest component of the increase, net base fee revenue, increased $21.5 million, or 18.8%, to $136.0 million for the three months ended September 30, 2010, from $114.6 million for the three months ended September 30, 2009, primarily due to an increase in the number of hospitals with which we had managed service contracts from 53 as of September 30, 2009 to 64 as of September 30, 2010. In addition, incentive payment revenues increased by $2.3 million, or 13.6%, to $19.1 million for the three months ended September 30, 2010, from $16.8 million for the three months ended September 30, 2009, consistent with the increases that generally occur as our managed service contracts mature. Our projected contracted annual revenue run rate at September 30, 2010 was $635 million to $648 million compared to $503 million to $513 million at September 30, 2009. Based on the midpoint of the two ranges, our projected contracted annual revenue run rate as of September 30, 2010 increased by $134 million, or 26.3%. We define our projected contracted annual revenue run rate as the expected total net services revenue for the subsequent twelve months for all healthcare providers for which we are providing revenue cycle management, quality and total cost of care, or other types of services that are under contract as of the end of the reporting period.

Costs of Services

Our costs of services increased $20.4 million, or 19.3%, to $126.3 million for the three months ended September 30, 2010, from $105.9 million for the three months ended September 30, 2009. The increase in costs of services was primarily attributable to the increase in the number of hospitals for which we provide managed services.

Operating Margin

Operating margin increased $3.5 million, or 12.3%, to $32.2 million for the three months ended September 30, 2010 from $28.6 million for the three months ended September 30, 2009. The operating margin as a percentage of net services revenue decreased from 21.3% for the three months ended September 30, 2009 to 20.3% for the three months ended September 30, 2010, primarily due to the variability of quarterly incentive payments and timing of new contract additions.

Operating Expenses

Infused management and technology expenses increased $2.2 million, or 16.1%, to $15.8 million for the three months ended September 30, 2010, from $13.6 million for the three months ended September 30, 2009. The increase in infused management and technology expenses was primarily due to the increase in the number of our management personnel deployed at customer facilities, reflecting an increase in the number of hospitals with which we had managed service contracts, and an increase in the number of new management personnel being hired and trained in anticipation of their deployment to customer sites.

Selling, general and administrative expenses increased $3.8 million, or 47.6%, to $11.9 million for the three months ended September 30, 2010, from $8.1 million for the three months ended September 30, 2009. Of the total increase, $1.7 million was related to the additional research and development cost incurred in connection with our new quality/total cost of care initiative and $1.7 million was related to an increase in depreciation, amortization, and option-related stock-based compensation expense. The remaining increase of $0.4 million was primarily due to increases in our personnel costs to support our expanding customer base and public company costs.

We allocate some of our operating expenses between the infused management expenses and selling, general and administrative expenses. During the three months ended September 30, 2010, the following changes affected both categories:

•	Share-based compensation expense, which includes both the stock-based compensation expense and stock warrant expense, increased $2.5 million, or 108.8%, to $4.9 million for the three months ended September 30, 2010 from $2.3 million for the three months ended September 30, 2009. The increase was primarily due to IPO-related option grants for executive officers, employees and non-employee directors and vesting of previously granted stock options associated with the continued increase in the number of employees.

•	Depreciation and amortization expense increased $0.3 million, or 31.1%, to $1.3 million for the three months ended September 30, 2010, from $1.0 million for the three months ended September 30, 2009, due to the addition of internally developed software, computer equipment, furniture and fixtures, and other property to support our growing operations.

Income Taxes

Tax expense decreased $1.0 million to $1.6 million for the three months ended September 30, 2010, from $2.6 million for the three months ended September 30, 2009. The decrease was primarily due to the decrease in taxable income during the period.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net Services Revenues

The following table summarizes the composition of our net services revenue for the nine months ended September 30, 2010 and 2009, respectively (in thousands):

	Nine Months Ended
	September 30,
	2010	2009

Net base fees for managed service contracts	$375,596	$319,574
Incentive payments for managed service contracts	51,501	43,826
Other services	9,168	9,261

Net services revenue	$436,265	$372,661

Net services revenue increased $63.6 million, or 17.1%, to $436.3 million for the nine months ended September 30, 2010, from $372.7 million for the nine months ended September 30, 2009. The largest component of the increase, net base fee revenue, increased $56.0 million, or 17.5%, to $375.6 million for the nine months ended September 30, 2010, from $319.6 million for the nine months ended September 30, 2009, primarily due to an increase in the number of hospitals with which we had managed service contracts from 53 as of September 30, 2009 to 64 as of September 30, 2010. In addition, incentive payment revenues increased by $7.7 million, or 17.5%, to $51.5 million for the nine months ended September 30, 2010, from $43.8 million for the nine months ended September 30, 2009, consistent with the increases that generally occur as our managed service contracts mature.

Costs of Services

Our costs of services increased $45.0 million, or 14.9%, to $346.6 million for the nine months ended September 30, 2010, from $301.6 million for the nine months ended September 30, 2009. The increase in costs of services was primarily attributable to the increase in the number of hospitals for which we provide managed services.

Operating Margin

Operating margin increased $18.6 million, or 26.1%, to $89.7 million for the nine months ended September 30, 2010, from $71.1 million for the nine months ended September 30, 2009. The operating margin as a percentage of net services revenue increased from 19.1% for the nine months ended September 30, 2009 to 20.6% for the nine months ended September 30, 2010, primarily due to an increased ratio of mature managed service contracts to new managed service contracts. The increase was also due to $7.7 million in additional incentive payments under managed service contracts and a $1.6 million reduction in the costs associated with the issuance of warrants to Ascension Health. The remaining $9.3 million increase in operating margin was due to increased levels of cost efficiencies in the performance of our managed services contracts, net of shared customer cost savings.

Operating Expenses

Infused management and technology expenses increased $8.8 million, or 23.0%, to $46.8 million for the nine months ended September 30, 2010, from $38.1 million for the nine months ended September 30, 2009. The increase in infused management and technology expenses was primarily due to the increase in the number of our management personnel deployed at customer facilities, reflecting an increase in the number of hospitals with which we had managed service contracts, and an increase in the number of new management personnel being hired and trained in anticipation of their deployment to new customers’ sites.

Selling, general and administrative expenses increased $6.4 million, or 27.4%, to $29.8 million for the nine months ended September 30, 2010 from $23.4 million for the nine months ended September 30, 2009. Of the total increase, $2.3 million was related to business development initiatives and public company costs. We also expanded our research and development associated with developing our new quality/total cost of care initiative and incurred additional costs of $3.5 million. The remaining increase of $0.6 million was primarily due to increases in our personnel costs to support our expanding customer base.

We allocate our other operating expenses between the infused management expenses and selling, general and administrative expenses. During the nine months ended September 30, 2010, the following changes affected both categories:

•	Share-based compensation expense, which includes both stock-based compensation expense and stock warrant expense, increased $2.0 million, or 24.8%, to $10.1 million for the nine months ended September 30, 2010 from $8.1 million for the nine months ended September 30, 2009. The increase was due to an additional $4.8 million of option expense relating to equity grants for our executive officers, employees and non-employee directors during the current year and vesting of previously granted stock options associated with the continued increase in the number of employees, offset by a decrease in stock warrant expense charge of $2.8 million.

•	Depreciation and amortization expense increased $0.6 million, or 21.5%, to $3.4 million for the nine months ended September 30, 2010 from $2.8 million for the nine months ended September 30, 2009, due to the addition of internally developed software, computer equipment, furniture and fixtures, and other property to support our growing operations.

Income Taxes

Tax expense increased $5.8 million to $6.0 million for the nine months ended September 30, 2010, from $0.2 million for the nine months ended September 30, 2009. The increase was primarily the result of the release of the deferred tax asset valuation allowance of $3.5 million during the second quarter of 2009 and the increase in taxable income during the nine months ended September 30, 2010. Income tax expense for the nine months ended September 30, 2010 is different from the amount derived by applying the federal statutory tax rate of 35% mainly due to the impact of certain state taxes which are based on gross receipts. We anticipate that in future periods our effective income tax expense rate will likely decrease due to the expected growth in our pre-tax income and recent changes in certain state gross receipts tax regulations.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash flows from operations. Given our current cash and cash equivalents and accounts receivable, we believe that we will have sufficient liquidity to fund our business and meet our contractual obligations for at least 12 months following September 30, 2010. We expect that the combination of our current liquidity and expected additional cash generated from operations will be sufficient for our planned capital expenditures, which are expected to consist primarily of capitalized software, fixed assets as we continue building out our infrastructure, and other investing activities, in the next 12 months.

Our cash and cash equivalents were $124.6 million at September 30, 2010 as compared to $43.7 million as of December 31, 2009. Our initial public offering, which was closed on May 25, 2010, generated gross proceeds to us of $80.8 million, net of underwriting discounts and offering expenses. Through September 30, 2010, we did not use any of our proceeds from the IPO, which are invested in highly liquid money market funds and treasury securities.

Cash flows from operating, investing and financing activities, as reflected in our condensed consolidated statements of cash flows, are summarized in the following table (in thousands):

	Nine Months Ended
	September 30,
	2010	2009

Net cash provided by (used in)
Operating activities	$7,004	$1,563
Investing activities	(10,277)	(4,495)
Financing activities	84,424	(14,613)

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2010 totaled $7.0 million, as compared to $1.6 million for the nine months ended September 30, 2009. Receivables from customers increased by $28.1 million during the nine months ended September 30, 2010 and increased by $11.1 million during the nine months ended September 30, 2009, primarily due to the increased net services revenues and the timing of customer payments. Accrued service costs increased by $7.6 million and $11.3 million for the nine months ended September 30, 2010 and 2009, respectively, due to the timing of vendor payments. Deferred revenue decreased by $3.4 million for the nine months ended September 30, 2010 and $5.6 million for the nine months ended September 30, 2009 primarily due to the timing of cash receipts from our customers.

Investing Activities

Cash used in investing activities was $10.3 million for the nine months ended September 30, 2010 and $4.5 million for the nine months ended September 30, 2009. Use of cash in these periods primarily related to the purchase of furniture and fixtures, leasehold improvements, computer hardware and software to support the growth of our business.

Financing Activities

Cash provided by financing activities was $84.4 million for the nine months ended September 30, 2010 primarily due to the receipt of proceeds from our initial public offering. Cash used by financing activities was $14.6 million for the nine months ended September 30, 2009 due to the payment of dividends and costs associated with preparing for our IPO.

Revolving Credit Facility

On September 30, 2009, we entered into a $15 million revolving line of credit with the Bank of Montreal, which may be used for working capital and general corporate purposes. Any amounts outstanding under the line of credit will accrue interest at LIBOR plus 4% and are secured by substantially all of our assets. Advances under the line of credit are limited to a borrowing base and a cash deposit account which will be established at the time borrowings occur. The line of credit has an initial term of two years and is renewable annually thereafter. As of September 30, 2010, we had no amounts outstanding under this line of credit. The line of credit contains restrictive covenants which limit our ability to, among other things, enter into other borrowing arrangements and pay dividends.

In August 2010, we executed a new office lease for approximately 44,000 square feet in a multi-story building for a period of 10 years. As a result, we expect our lease payments to increase, on average, by approximately $0.8 million per year. Pursuant to the terms of the lease agreement, we issued a stand-by letter of credit in the amount of $1.8 million, increasing total amount of stand-by letters of credit outstanding to $1.9 million. This reduced the availability under the Bank of Montreal’s line of credit to $13.1 million

Future Capital Requirements

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

USE OF NON-GAAP FINANCIAL MEASURES

In order to provide stockholders with greater insight and to allow for better understanding of how our management and board of directors analyze our financial performance and make operational decisions, we supplement our condensed consolidated financial statements presented on a GAAP basis in this Quarterly Report on Form 10-Q with the adjusted EBITDA measure.

Adjusted EBITDA as a measure has limitations, as noted below, and should not be considered in isolation or in substitute for analysis of our results as reported under GAAP.

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

The following table presents a reconciliation of adjusted EBITDA to net income, the most comparable GAAP measure (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$2,858	$4,270	$7,090	$9,484
Net interest (income) expense, (a)	(14)	95	(24)	12
Provision for income taxes	1,637	2,619	6,020	180
Depreciation and amortization expense	1,837	957	4,399	2,839

EBITDA	6,318	7,941	17,485	12,515
Stock compensation expense(b)	5,305	2,332	10,847	5,309
Stock warrant expense(b)	—	250	—	4,357

Adjusted EBITDA	$11,623	$10,523	$28,332	$22,181

(a)	Net interest income represents earnings from our cash and cash equivalents. No debt or other interest-bearing obligations were outstanding during any of the periods presented. Interest expense for the three and nine months ended September 30, 2009 is a result of $150 origination fee paid in connection with establishing our new revolving line of credit.

(b)	Stock compensation expense and stock warrant expense collectively represent the share-based compensation expense reflected in our financial statements. Of the amounts presented above, $250 and $1,584 were classified as a reduction in gross revenue for the three and nine months ended September 30, 2009, respectively. No such reduction was recorded for the nine months ended September 30, 2010 as all warrants had been earned and therefore there was no stock warrant expense.

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

Foreign Currency Exchange Risk.  Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee because a portion of our operating expenses are incurred by our subsidiary in India and are denominated in Indian rupees. However, we do not generate any revenues outside of the United States. For the nine months ended September 30, 2010 and 2009, 1.6% and 0.5%, respectively, of our expenses were denominated in Indian rupees. As a result, we believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2010. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are party to a master services agreement with Ascension Health pursuant to which we provide services to its affiliated hospitals that execute separate managed service contracts with us. Hospitals affiliated with Ascension Health have accounted for a majority of our net services revenue each year since our formation. Our aggregate net services revenue from these hospitals was $75.0 million and $82.1 million during the three months ended September 30, 2010 and 2009, respectively. Our aggregate net services revenue from these hospitals was $231.5 million and $233.7 million during the nine months ended September 30, 2010 and 2009, respectively. We had $28.9 million, and $17.7 million of accounts receivable from hospitals affiliated with Ascension Health as of September 30, 2010, and December 31, 2009, respectively. In some fiscal periods, individual hospitals affiliated with Ascension Health have each accounted for 10% or more of our total net services revenue. For example, in the nine months ended September 30, 2010, and 2009, revenue from St. John Health (an affiliate of Ascension Health) was equal to 12.2% and 13.7% of our total net services revenue.

Additionally, another customer, not affiliated with Ascension Health, with which we entered into a managed service contract in 2009, accounted for 11.8% and 9.1% of our total net services revenue in the three months ended September 30, 2010 and 2009, respectively. Net services revenues from this customer for the nine months ended September 30, 2010 and 2009 represented 11.2% and 7.9% of our total net services revenue, respectively. In addition, another customer, not affiliated with Ascension Health, with which we entered into a managed service contract in 2010, accounted for 15.3% and 9.2% of our total net services revenue for the three and nine months ended September 30, 2010, respectively.

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

We have expanded our operations significantly since inception and anticipate expanding further. For example, our net services revenue increased from $111.2 million in 2005 to $510.2 million in 2009, and the number of our employees increased from 33, all of whom were full-time, as of January 1, 2005 to 1,897 full-time employees and 210 part-time employees as of September 30, 2010. In addition, the number of customer employees whom we manage has increased from approximately 1,600 as of January 1, 2005 to approximately 8,000 as of September 30, 2010. This growth has placed significant demands on our management, infrastructure and other resources. To manage future growth, we will need to hire, integrate and retain highly skilled and motivated employees, and will need to effectively manage a growing number of customer employees engaged in revenue cycle operations. We will also need to continue to improve our financial and management controls, reporting systems and procedures. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality service offerings.

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

Our success depends, in part, upon our ability to establish, protect and enforce our intellectual property and other proprietary rights. If we fail to establish or protect our intellectual property rights, we may lose an important advantage in the market in which we compete. We rely upon a combination of patent, trademark, copyright and trade secret law and contractual terms and conditions to protect our intellectual property rights, all of which provide only limited protection. We cannot assure you that our intellectual property rights are sufficient to protect our competitive advantages. Although we have filed six U.S. patent applications, we cannot assure you that any patents that will be issued from these applications will provide us with the protection that we seek or that any future patents issued to us will not be challenged, invalidated or circumvented. We have also been issued one U.S. patent, but we cannot assure you that it will provide us with the protection that we seek or that it will not be challenged, invalidated or circumvented. Legal standards relating to the validity, enforceability and scope of protection of patents are uncertain. Any patents that may be issued in the future from pending or future patent applications or our one issued patent may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Also, we cannot assure you that any trademark registrations will be issued for pending or future applications or that any of our trademarks will be enforceable or provide adequate protection of our proprietary rights.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after contractual lock-up agreements and other restrictions lapse, the trading price of our common stock could decline. As of September 30, 2010, we have outstanding 91,062,947 shares of common stock. Of these shares, approximately 11.3 million shares of common stock are eligible for sale in the public market and 79.8 million shares of common stock are subject to a contractual lock-up agreement that we expect will expire on November 28, 2010. Some of our stockholders have demand and incidental registration rights to require us to register up to 75.3 million shares of our common stock for resale upon expiration of the lock-up agreements. If we register these shares, these stockholders would be able to sell those shares freely in the public market.

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

Use of Proceeds from Initial Public Offering

The SEC declared the Registration Statement on Form S-1 (File No. 333-162186) related to our IPO effective on May 19, 2010. In the IPO, which closed on May 25, 2010, we sold 7,666,667 shares of our common stock at an offering price of $12.00 per share. The IPO generated gross proceeds to us of $92.0 million, or $80.8 million net of underwriting discounts and offering expenses. We incurred $7.1 million of offering-related expenses, of which $2.9 million were incurred prior to December 31, 2009. Out of $7.1 million of offering expenses, $1.4 million was satisfied through the issuance of 115,000 shares of common stock. From the effective date of the registration statement through September 30, 2010, we did not use any of our proceeds from the IPO. There has been no change in the planned use of proceeds from the initial public offering as described in our Registration Statement on Form S-1 declared effective by the SEC on May 19, 2010.

Unregistered Sale of Equity Securities

Set forth below is information regarding our grants of options to purchase shares of capital stock and our issuances of capital stock within the three months ended September 30, 2010:

(a)	Option Grants and Exercises

Between July 1, 2010 and September 30, 2010, we granted options to purchase an aggregate of 41,822 shares of common stock at a weighted-average exercise price of $13.05 per share, to employees, directors and consultants pursuant to our 2010 Plan. Between July 1, 2010 and September 30, 2010, we issued an aggregate of 880 shares of common stock upon exercise of vested options for aggregate consideration of less than $0.01 million.

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

Date: November 12, 2010

ACCRETIVE HEALTH, INC
Registrant

/s/  Mary A. Tolan
Mary A. Tolan
Director, Founder, President and
Chief Executive Officer
(Principal Executive Officer)

/s/  John T. Staton
John T. Staton
Chief Financial Officer and Treasurer
(Principal Financial Officer)