Form 10-K
period 2010-12-31
Accretive Health, Inc.
filed 2011-03-18
CIK 1472595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-34746

Accretive Health, Inc.
(Exact name of registrant as specified in its charter)

Delaware	02-0698101
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

401 North Michigan Avenue Suite 2700 Chicago, Illinois (Address of principal executive offices)	60611 (Zip Code)

Registrant’s telephone number, including area code
(312) 324-7820

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2010: $375,694,705.

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 28, 2011:

Common Stock, $0.01 par value	95,126,464

Portions of the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

ACCRETIVE HEALTH, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the federal securities laws, that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	our ability to attract and retain customers;

•	our financial performance;

•	the advantages of our solutions as compared to those of others;

•	our new quality and total cost of care service initiative;

•	our ability to establish and maintain intellectual property rights;

•	our ability to retain and hire necessary employees and appropriately staff our operations;

•	our estimates regarding capital requirements and needs for additional financing; and

•	our projected contracted annual revenue run rate.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Annual Report and the documents that we have filed as exhibits to the Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Unless the context indicates otherwise, references in this Annual Report to “Accretive Health,” “Accretive,” the “Company,” “we,” “our,” and “us” mean Accretive Health, Inc. and its subsidiaries.

Item 1.	Business

Overview

Accretive Health is a leading provider of services that help healthcare providers generate sustainable improvements in their operating margins and healthcare quality while also improving patient, physician and staff satisfaction. Our core service offering helps U.S. healthcare providers to more efficiently manage their revenue cycles, which encompass patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections. Our quality and total cost of care service offering, introduced in 2010, can enable healthcare providers to effectively manage the health of a defined patient population, which we believe is a future direction of the manner in which healthcare services will be delivered in the United States.

At December 31, 2010 we provided our revenue cycle service offering to 26 customers representing 66 hospitals as well as physician billing organizations associated with several of these customers. At December 31, 2010 we provided our quality and total cost of care solution to one customer representing seven hospitals and 42 clinics.

Our integrated revenue cycle technology and services offering spans the entire revenue cycle. We help our revenue cycle customers increase the portion of the maximum potential patient revenue they receive while reducing total revenue cycle costs. Our quality and total cost of care solution can help our customers identify the individuals who are most likely to experience an adverse health event and, as a result, incur high healthcare costs in the coming year. This data allows providers to focus greater efforts on managing these patients within and across the delivery system, as well as at home.

Our customers typically are multi-hospital systems, including faith-based or community healthcare systems, academic medical centers and independent ambulatory clinics, and their affiliated physician practice groups. We seek to develop strategic, long-term relationships with our customers and focus on providers that we believe understand the value of our operating model and have demonstrated success in both clinical and operational outcomes.

Grounded in sophisticated analytics, our revenue cycle solution spans our customers’ entire revenue cycle. This helps set us apart from competing services, which we believe address only a portion of the revenue cycle. We are not a traditional outsourcing company focused solely on cost reductions. Through the implementation of our distinctive operating model that includes people, processes and technology, customers for our revenue cycle management services can generate significant and sustainable revenue cycle improvements. Our service offerings are adaptable to the evolution of the healthcare regulatory environment, technology standards and market trends, and require no up-front cash investment by our customers.

To implement our solutions, we assume full responsibility for the management and cost of a customer’s revenue cycle or quality and total cost of care operations and supplement the customer’s existing staff with seasoned Accretive Health personnel. We collaborate with our customers’ employees with the objective of educating and empowering them so that over time they can deliver improved results using the proprietary technology included in our applications. Once implemented, our technology applications, processes and services are deeply embedded in a hospital’s day-to-day operations. We and our customers share financial gains resulting from our solutions, which directly aligns our objectives and interests with those of our customers. Both we and our customers benefit — on a contractually agreed-upon basis — from revenue increases and cost savings realized by the customers as a result of our services. We believe that, over time, this alignment of interests fosters greater innovation and incentivizes us to improve our customers’ operations.

The revenue cycle operations of a typical hospital, physician or other healthcare provider often fail to capture and collect the total amounts contractually owed to it from third-party payors and patients for medical services rendered, leading to significant bad debt write-offs, uncompensated care, payment denials by payors and corresponding administrative write-offs, as well as lost revenue for missed charges. Fitch Ratings estimates that in 2008 and 2009, uncompensated care (including bad debt write-offs, charity care and uninsured discounts) averaged 19% and 20% of net patient revenue at U.S. hospitals, respectively, and that this percentage increased to an average of 21.3% in the first three quarters of 2010. We generally deliver operating margin improvements to our customers through a combination of improvements in collections, which we refer to as net revenue yield; charge capture, which involves ensuring that all charges for medical treatment are included in the associated bill; and revenue cycle cost reductions. Our customers have historically achieved significant net revenue yield improvements within 18 to 24 months of implementing our operating model, with customers subject to mature managed service contracts typically realizing 400 to 600 basis points in yield improvements in the third or fourth contract year. All of a customer’s yield improvements during the period we are providing services are attributed to our solution because we assume full responsibility for the management of the customer’s revenue cycle. Our methodology for measuring yield improvements excludes the impact of external factors such as changes in reimbursement rates from payors, the expansion of existing services or addition of new services, volume increases and acquisitions of hospitals or physician practices, which may impact net revenue but are not considered changes to net revenue yield. Improvements in charge capture and collections are typically attributable to reduced payment denials by payors, identification of additional items that can be billed to payors based on the actual procedures performed, identification of insurance for a higher percentage of otherwise uninsured patients, and improved collections of patient balances after insurance. Revenue cycle cost reductions are typically achieved through operating efficiencies, including streamlining work flow, automating processes and centralizing vendor activities. Specific sources of margin improvement vary among customers.

Our quality and total cost of care solution can help our customers identify the individuals who are most likely to experience an adverse health event and, as a result, incur high healthcare costs in the coming year. This data allows providers to focus greater efforts on managing these patients within and across the delivery system, as well as at home. We assist our customers in capturing a share of the reductions in healthcare costs by helping them negotiate contracts with third-party payors that provide an equitable sharing of the savings in total medical costs among the payor and provider. We will receive a share of the provider community cost savings for our role in providing the technology infrastructure and for managing the care coordination process.

We have developed and refined our solutions based in part on information, processes and management experience garnered through working with many of the largest and most prestigious hospitals and healthcare systems in the United States. We seek to embed our technology, personnel, know-how and culture within each customer’s revenue cycle or population health management activities with the expectation that we will serve as the customer’s on-site operational manager beyond the managed service contract’s initial term, which typically ranges from four to five years. To date, we have experienced a contract renewal rate of 100% (excluding exploratory new service offerings, a consensual termination following a change of control and a customer reorganization). Coupled with the long-term nature of our managed service contracts and the fixed nature of the base fees under each contract, our historical renewal experience provides a core source of recurring revenue.

Our net services revenue consists primarily of base fees and incentive fees. We receive base fees for managing our customers’ revenue cycle or quality and total cost of care operations, net of any cost savings we share with those customers. Incentive fees represent our portion of the increase in our customers’ revenue resulting from our services. We generate a portion of our operating margin as a result of the difference between the fixed base fees and the variable costs of the operations that we manage. Incentive fees contribute directly to operating margin, thus significantly impacting our profitability. We monitor each customer’s revenue cycle or quality and total cost of care performance through periodic operating reviews. A customer’s revenue improvements and cost savings generally increase over time as we deploy additional programs and as the programs we implement become more effective, which in turn provides visibility into our future revenue and profitability. In 2010, for example, approximately 87% of our net services revenue, and nearly all of our net income, was derived from customer contracts that were in place as of January 1, 2010. In 2010, we had net services revenue of $606.3 million, representing growth of 19% over 2009 and a compound annual growth rate of 39% since January 1, 2006. We recognized no revenue from our quality and total cost of care offering in 2010. In addition, we were profitable for the years ended December 31, 2007, 2008, 2009 and 2010, and our profitability increased in each of those years. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality” for a discussion of seasonality in our business.

Market Opportunity

We believe that current macroeconomic conditions will continue to impose financial pressure on healthcare providers and will increase the importance of managing their revenue cycles and quality and total cost of care activities effectively and efficiently. We estimate that the domestic market opportunity for our revenue cycle services exceeds $50 billion, calculated as 5% (the approximate percentage of a representative hospital system’s total annual revenue paid to us for our revenue cycle management services at contract maturity, which is generally reached in three and one-half to four years) of approximately $1,020 billion in total annual revenue for services and goods that our revenue cycle solution addresses, which is estimated as follows:

•	the Centers for Medicare and Medicaid Services of the U.S. Department of Health and Human Services, or CMS, estimates that in 2009 total revenue for hospitals was $759 billion, total revenue for home healthcare services was $68 billion and total revenue from sales of durable and non-durable medical equipment was $78 billion; and

•	we target the largest physician organizations, which we believe represent $115 billion, or approximately 20% of CMS’s estimate of total physician and clinical revenue in 2009.

According to the CMS, expenditures for hospitals and physician and clinical services are expected to increase between 2009 and 2018 at annual rates of approximately 6.4% and 5.4%, respectively. Population growth, longer life expectancy, the increasing prevalence of chronic illnesses (such as diabetes and obesity) and the over-utilization of certain healthcare services is expected to put increasing pressure on hospitals, physicians and other healthcare providers to operate more efficiently. American Hospital Association (AHA) surveys indicate that approximately 43% of hospitals had a negative operating margin during the first quarter of 2009. Additionally, AHA reports that approximately 73% of hospitals had reduced capital spending in the first quarter of 2010, the latest period reported. As the scope of healthcare services expands and financial pressures mount, hospitals are demanding both greater effectiveness and improved efficiency in the management of their revenue cycle operations. We believe that efficient management of the revenue cycle and collection of the full amount of payments due for patient services are among the most critical challenges facing healthcare providers today.

We believe that the inability of healthcare providers to capture and collect the total amounts owed to them for patient services is caused by the following trends:

•	Complexity of Revenue Cycle Management. At most hospitals, there is a lack of standardization across operating practices, payor and patient payment methodologies, data management processes and billing systems. In general, after a patient receives healthcare services, the hospital must coordinate payment with two or more parties, including third-party insurance companies, federal and state government payors, private charities and individual payors. Hospitals also face a growing population of uninsured patients, whom healthcare providers have an ethical and legal obligation to treat.

•	Lack of Integrated Systems and Processes. Although interrelated, the individual steps in the revenue cycle are not operationally integrated across revenue cycle departments at many hospitals. Multiple tasks and milestones must be completed properly by personnel in various departments before a hospital or physician can be reimbursed for patient services. It is often difficult for a single organization to acquire and coordinate all the knowledge and experience necessary to identify and eliminate inefficiencies within the revenue cycle. Even if all steps are performed flawlessly, the time required to receive full payment for services creates long billing cycles. With frequent changes in the reimbursement rules imposed by third-party payors, the billing and collections cycle often is not timely and error-free, further lengthening the time before payment is actually received by the healthcare provider.

•	Increasing Patient Financial Responsibility for Healthcare Services. Hospitals are being forced to adapt to the need for direct-to-patient billing and collections capabilities as patients bear payment responsibility for an increasing portion of healthcare costs. Hospitals have traditionally focused on collecting payments from insurance companies and from state and federal payors, and typically are less familiar with the processes necessary to collect payments from patients at the point of service, including the use of alternative payment options. Patient billing is often confusing and payment instructions are often unclear. Moreover, hospitals generally do not utilize consumer segmentation techniques to formulate effective revenue collection approaches to patients. As a result, hospitals generally write-off a high percentage of patient-owed bills, resulting in increases in bad debt and uncompensated care.

•	Outdated Systems and Insufficient Resources to Upgrade Them. Many hospitals suffer from operating inefficiencies caused by outdated technology, increasingly complex billing requirements, a general lack of standardization of process and information flow, costly in-house services that could be more economically outsourced, and an increasingly stringent regulatory environment. Hospitals often lack the breadth and depth of data available to payors, and this lack of information may contribute to the filing of less accurate claims with third-party insurance payors and unfavorable resolutions of disputed claims. In addition, the endowments of most hospitals have significantly declined, motivating them to make their revenue cycle operations more efficient.

In addition to the above trends, we believe that the federal healthcare reform legislation that was enacted in March 2010 may create new business opportunities for us by increasing the need for services such as those that we provide. For example, reduced reimbursement for some healthcare providers may cause these healthcare providers to turn to outsourcing to extract more out of their existing revenue cycles, and value and quality-based reimbursement incentives created by the legislation could generate more interest in our quality and total cost of care service offerings.

The Accretive Health Revenue Cycle Solutions

Our revenue cycle solution is intended to address the full spectrum of revenue cycle operational issues faced by healthcare providers, including:

•	the increasingly complex and challenging payor environment;

•	a lack of fully integrated end-to-end revenue cycle management expertise;

•	the consequences of increasing patient responsibility for their healthcare costs;

•	the difficulty and associated expense of a single organization acquiring and coordinating the knowledge and experience necessary to efficiently manage the revenue cycle;

•	ongoing attrition of revenue cycle staff; and

•	frequent patient confusion and frustration with financial obligations and billing.

The revenue cycle operations of a typical hospital, physician or other healthcare provider fail to capture and collect the total amounts owed to them from third-party payors and patients for medical services rendered, leading to significant bad debt write-offs, uncompensated care, payment denials by payors and corresponding administrative write-offs, as well as lost revenue for missed charges. Fitch Ratings estimates that in 2008 and 2009, uncompensated care (including bad debt write-offs, charity care and uninsured discounts) averaged 19% and 20% of net patient revenue at U.S. hospitals, respectively, and that this percentage increased to an average of 21.3% in the first three quarters of 2010.

We deliver operating margin improvements to our customers through a combination of improvements in net revenue yield, charge capture and revenue cycle cost reductions. Improvements in charge capture and collections are typically attributable to reduced payment denials by payors, identification of additional items that can be billed to payors based on the actual procedures performed, identification of insurance for a higher percentage of otherwise uninsured patients, and improved collections of patient balances after insurance. Revenue cycle cost reductions are typically achieved through operating efficiencies, including streamlining work flow, automating processes and centralizing vendor activities. Specific sources of margin improvement vary among customers.

Our customers have historically achieved significant net revenue yield improvements within 18 to 24 months of implementing our operating model, with customers operating under mature managed service contracts typically realizing 400 to 600 basis points in yield improvements in the third or fourth contract year. During the assessment phase of the customer relationship, we identify specific areas for improvement in net revenue yield and begin implementation immediately upon execution of a managed service contract. While improvements in net revenue yield generally represent the majority of a customer’s operating margin improvement, we generally are able to deliver additional margin improvement through revenue cycle cost reductions. Because our managed service contracts align our interests with those of our customers, we have been able, over time, to improve our margins along with those of our customers.

We believe that our proprietary and integrated technology, management experience and well-developed processes are enhanced by the knowledge and experience we gain working with a wide range of customers and improve with each payor reimbursement or patient pay transaction. Our proprietary technology applications include workflow automation and direct payor connection capabilities that enable revenue cycle staff to focus on problem accounts rather than on manual tasks, such as searching payor websites for insurance and benefits verification for all patients. We employ technology that identifies and isolates specific cases requiring review or action, using the same interface for all users, to automate a host of tasks that otherwise can consume a significant amount of staff time. We use real-time feedback from our customers to improve the functionality and performance of our technology and processes and incorporate these improvements into our service offerings on a regular basis. We strive to apply operational excellence throughout the entire revenue cycle.

We adapt our solution to the hospital’s organizational structure in order to minimize disruption to existing staff and to make our services transparent to both patients and physicians. The experience and knowledge of the senior management personnel we provide to our customers can improve the performance of their in-house revenue cycle staff. Our objective is to improve the operating performance of our customers, thus generating incentive fees for ourselves, by:

•	Improving Net Revenue Yield. We help our customers improve their net revenue yield. Through the use of our proprietary technologies and methodologies, we precisely calculate each customer’s improvement in net revenue yield. This calculation compares the customer’s actual cash collections for a given instance of care to the maximum potential cash receipts that the customer should have received from the instance of care, which we refer to as the best possible net compliant revenue. We aggregate these calculations for all instances of care and compare the result to the aggregate calculation for the year before we began to provide our services to the customer. We receive a share of each customer’s improvement in net revenue yield.

•	Increasing Charge Capture. We help our customers increase their charge capture by implementing optimization techniques and related processes. We utilize sophisticated analytics and artificial intelligence software to help improve the accuracy of claims filings and the resolution of disputed claims from third-party insurance payors. We also overlay a range of capabilities designed to reduce missed charges, improve the clinical/reimbursement interface and produce bills that comply with third-party payor requirements and applicable healthcare regulations.

•	Making Revenue Cycle Operations More Efficient. We help our customers make their revenue cycle operations more efficient by implementing advanced technologies, streamlining operations, avoiding unnecessary re-work and improving quality. We also can reduce the costs of third-party services, such as Medicaid eligibility review, by transferring the work to our own internal operations. For some customers, we are able to reduce operating costs further by transferring selected internal operations to our centralized shared services centers located in the United States and India.

We employ a variety of techniques intended to achieve this objective:

•	Gathering Complete Patient and Payor Information. We focus on gathering complete patient information and validating insurance coverage and benefits so the services can be recorded and billed to the appropriate parties. For scheduled healthcare services, we educate the patient as to his or her potential financial responsibilities before receiving care. Our systems maintain an automated electronic scorecard, which measures the efficiency of up-front data capture, billing and collections throughout the life cycle of any given patient account. These scorecards are analyzed in the aggregate, and the results are used to help improve work flow processes and operational decisions for our customers. Our analyses of data measured by our systems show that hospitals employing our services have increased the percentage of non-emergency in-patient admissions with complete information profiles to more than 90%, enabling fewer billing delays, increased charge capture and reduced billing cycles.

•	Improving Claims Filing and Third-Party Payor Collections. Based on our customers’ experience, and on industry sources, hospitals typically do not collect 100% of the amounts they are contractually owed by insurance companies. Through our proprietary technology and process expertise, we identify, for each patient encounter, the amount our customer should receive from a payor if the applicable contract with the payor and patient policies are followed. Over time, we compare these amounts with the actual cash collected to help identify which payors, types of medical treatments and patients represent various levels of payment risk for a customer. Using proprietary algorithms and analytics, we consider actual reimbursement patterns to predict the payment risk associated with a customer’s claims to its payors, and we then direct increased attention and time to the riskiest accounts. Our experience is that this approach significantly increases the likelihood that a customer will be reimbursed the amounts it is contractually owed for providing its services.

•	Identifying Alternative Payment Sources. We use various methods to find payment sources for uninsured patients and reimbursement for services not covered by third-party insurance. Our patient financial screening technology and methodologies often identify federal, state or private grant sources to help pay for healthcare services. These techniques are designed to ease the financial burden on uninsured or underinsured patients and increase the percentage of patient bills that are actually paid. After a typical implementation period, we have been able to help our customers find a third-party payment source for approximately 85% of all admitted patients who identified themselves as uninsured.

•	Employing Proprietary Technology and Algorithms. Our service offerings employ a variety of proprietary data analytics and predictive modeling algorithms. For example, we identify patient accounts with financial risk by applying data mining techniques to the data we have collected. Our systems are designed to streamline work processes through the use of proprietary algorithms that focus revenue cycle staff effort on those accounts deemed to have the greatest potential for improving net revenue yield or charge capture. We frequently adjust our proprietary predictive algorithms to reflect changes in payor and patient behavior based upon the knowledge we glean from our entire customer base. As new customers are added and payor and patient behavior changes, the information we use to create our algorithms expands, increasing the accuracy and value of those algorithms. We rely upon a combination of patent, trademark, copyright and trade secret law and contractual terms and conditions to protect our intellectual property rights. We hold one U.S. patent and have filed six additional U.S. patent applications covering key innovations utilized in our revenue cycle management solution.

•	Using Analytical Capabilities and Operational Excellence. We draw on the experience that we have gained from working with many of the best healthcare provider systems in the United States to train hospital staffs about new and innovative revenue cycle management practices. We employ extensive analytical analyses to identify specific weaknesses in business processes. We also strive to achieve operational excellence and to foster an overall culture of leading by example. As a result, our on-site management teams have seen marked shifts in the behaviors of hospital administrative staff, including enthusiasm for setting daily and weekly goals, participation in daily half-hour gatherings to track results achieved during the day, and improved adherence to our standard operating procedures.

In addition, we help our customers increase their revenue cycle efficiency by implementing improved practices, advanced data management technology, streamlining work flow processes and outsourcing aspects of their revenue cycle operations. For example, services that can be shared across our customers, such as patient scheduling and pre-registration, medical transcription and patient financial services, can be performed in our shared services centers in the United States and India. By leveraging the economies of scale and experience of our shared services centers, we believe that we offer our customers better quality services at a lower cost. For those customers opting not to participate in our shared services program, we can help reduce costs by migrating services such as Medicaid eligibility, medical transcription and collections from external vendors to our internal staff.

Our Strategy

Our goal is to become the preferred provider-of-choice for revenue cycle and quality and total cost of care services in the U.S. healthcare industry. Since our inception, we have worked with some of the largest and most prestigious healthcare systems in the United States, such as Ascension Health, the Henry Ford Health System and the Dartmouth-Hitchcock Medical Center. Going forward, our goal is to continue to expand the scope of our services to hospitals within our existing customers’ systems as well as to leverage our strong relationships with reference customers to continue to attract business from new customers. Key elements of our strategy include the following:

•	Delivering Tangible, Long-Term Results by Providing Services that Span the Entire Revenue Cycle. Our revenue cycle solution is designed to help our customers achieve sustainable economic value through improvements in operating margins. Improvements in our customers’ operating margins in turn provide recurring revenues for us. Our technology and services are deeply integrated across the customer’s entire revenue cycle, whereas most competitive offerings address a narrower portion of the revenue cycle. Our offering alleviates the need to purchase services from multiple sources, potentially saving customers time, money and integration challenges in their efforts to improve their revenue cycle activities.

•	Continuing to Develop Innovative Approaches to Increase the Collection Rate on Patient-Owed Obligations. We have developed and continue to design creative approaches intended to increase net revenue yields on patient-owed obligations. These processes include direct communications with payors to establish patient pay amounts (after insurance and taking into account deductibles) and status, contract modeling applications to provide patients with accurate updates on the portion of an outstanding balance for which they are personally responsible, and the provision of prior balance data and payment alternatives to patients at the point of service. We also use consumer behavior modeling and conduct trending analyses for collections, and we offer patients a variety of payment methods.

•	Enhancing and Developing Proprietary Algorithms to Identify Potential Errors and to Make Process Corrections. Even as patients begin to assume responsibility for a greater portion of the cost of medical services, healthcare providers continue to rely upon third-party payors for the majority of medical reimbursements. To help improve revenue collection rates and timing for claims owed by payors, we have developed proprietary algorithms to assess risk and the resulting treatment of claims. Our methodology is designed to enable nearly 100% of outstanding claims to be reviewed, prioritized and pursued. We believe that our focus on collecting revenue from a broader range of outstanding claims and reducing the average time to collection differentiates our revenue cycle management services. An additional proprietary algorithm that distinguishes our services from others is incorporated in our charge capture application that identifies potential lost charges. In instances where our customers have been using other third-party applications, we routinely identify multiple additional lost charges.

•	Expanding Our Revenue Cycle Shared Services Program. Our revenue cycle shared services program, which includes patient scheduling and pre-registration, medical transcription and patient financial services, is structured to reduce a hospital’s overhead costs while providing services of comparable or higher quality. Expansion of our shared services program is potentially advantageous for both our customers and us, as we both benefit from greater savings attributable to economies of scale and improvements in net revenue yield. We believe that continuing to transition customers to our shared services will help us achieve our targeted improvements in customer operating margins. We introduced the shared services program in 2008, and we continue to see interest in this offering from both new and existing customers. As of February 28, 2011, approximately 39% of our customers for whom we have provided revenue cycle management services for at least one year participate in our shared services program.

•	Hiring, Training and Retaining Our Personnel. Our solutions were developed by what we believe to be the best personnel available in the market. In order to grow our business and solidify our competitive position, we need to continue to hire, train and retain very talented team members who demonstrate a strong focus on outstanding customer service. Employee recruitment is a priority for us because we believe that our long-term growth is limited more by the availability of top talent than by constraints in market demand for our solutions. We seek an ongoing influx of new personnel at all levels so that we have adequate staffing to pursue and accept new customer opportunities. We also make substantial ongoing investments in employee training, including our “operator academy” and “revenue cycle academy” which enable us to educate all new employees regarding our operating models and related processes and technology.

•	Continuing to Diversify Our Customer Base. In October 2004, Ascension Health became our founding customer. While Ascension Health is our largest customer and we expect to continue to expand our presence within Ascension Health’s network of affiliated hospitals, we are focusing our marketing efforts primarily on other healthcare providers and expect to continue to diversify our customer base. In the year ended December 31, 2010 compared to the year ended December 31, 2009, our net services revenue from customers not affiliated with Ascension Health grew by 47.6%, while our net services revenue from hospitals affiliated with Ascension Health was essentially unchanged. As a result, the percentage of our total net services revenue attributable to hospitals affiliated with Ascension Health declined from 88.7% in the year ended December 31, 2006 to 50.7% in the year ended December 31, 2010. Between January 1, 2008 and December 31, 2010, approximately 76% of the increase in our PCARRR was attributable to customers not affiliated with Ascension Health.

•	Developing Enhanced Service Offerings that Offer Long-Term Opportunities. We intend to continue to introduce new services that draw upon our core competencies and that we believe will be attractive to our target customers. In considering new services, we look for market opportunities that we believe present low barriers to entry, require limited incremental cost and present significant growth opportunities. For example, in 2009 we began providing physician advisory services to help hospitals classify emergency room patient admissions to maximize compliant revenue. In 2010, we introduced our quality and total cost of care offering focused on increasing the quality of healthcare through incentive payments to the hospitals and their affiliated physicians. We also plan to selectively pursue acquisitions that will enable us to broaden our service offerings.

Segments

The information about our business segment set forth below should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. All of the Company’s significant operations are organized around the single business of providing end-to-end management services of revenue cycle operations for U.S.-based hospitals and other medical providers. Accordingly, the Company has only one operating and reporting segment. All of the Company’s net services revenue and trade accounts receivable are derived from healthcare providers domiciled in the United States. See Note 3 to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for net services revenue for each of the last three fiscal years.

Our Services

Core Service Offering — Revenue Cycle Management

Our core revenue cycle services offering consists of comprehensive, integrated technology and revenue cycle management services. We assume full responsibility for the management and cost of the customer’s complete revenue cycle operations in exchange for a base fee and the opportunity to earn incentive fees. To implement our solution, we supplement the customer’s existing revenue cycle management and staff with seasoned Accretive Health revenue cycle leaders, subject matter experts and staff, and connect our proprietary technology and analytical applications to the hospital’s existing technology systems. Our employees that we add to the hospital’s revenue cycle team typically have significant experience in healthcare management, revenue cycle operations, technology, quality control and other management disciplines. In addition to implementing revenue enhancement procedures, we help our customers reduce their revenue cycle costs by implementing improved practices, advanced data management technology and more efficient processes, as well as outsourcing aspects of their revenue cycle operations. We seek to adapt our solution to the hospital’s organizational structure in order to minimize disruption to existing staff and to make our services transparent to both patients and physicians.

We believe that our revenue cycle management solution offers our customers a number of strategic, financial and operational benefits:

•	Operating Management. We assign highly-trained management teams to each customer site to facilitate technology implementation, provide hands-on training to existing hospital employees and guide staff toward achievable performance goals.

•	Technology Improvements. We integrate our proprietary technology with a hospital’s transaction systems to help improve claims collections and realize operating efficiencies. By using a web interface to layer our applications on top of a hospital’s existing software, we can bring our capabilities online in a timely manner without requiring any up-front hardware investment by customers.

•	Standardized Operating Model. We offer our customers a revenue cycle operating model that has delivered tangible financial benefits. Our standard implementation techniques are designed to enable us to install our operating model in a timely manner and consistently at customer sites. We utilize a uniform set of key performance indicators to drive and assess the revenue cycle operations of our customers. Our senior operational leaders monitor each customer’s revenue cycle performance through ten to twelve operating reviews each year.

•	Multi-Industry Revenue Process Experience. Our personnel have years of prior work experience advising customers on revenue process management issues in complex industries. We have combined this experience with healthcare industry innovative practices and operational excellence to form the foundation of our service offerings. We believe that the depth and breadth of our knowledge of healthcare and non-healthcare revenue cycle management help differentiate us from our competitors.

•	Shared Services. We offer customers the opportunity to realize operating efficiencies by outsourcing certain revenue tasks and responsibilities to shared facilities that we operate. By allowing multiple, unrelated hospitals to utilize the same set of resources for key revenue cycle tasks, our shared services capability provides opportunities to reduce the operating costs of our customers. We have been able to achieve meaningful margin improvements for the customers that utilize our shared services.

Our solution spans a hospital’s entire revenue cycle. We deploy our proprietary technology and management experience at each key point in the revenue cycle. As part of our solution, we make targeted changes in the hospital’s processes designed to improve its revenue cycle operations. We also implement cost-reduction programs, including the use of our shared services centers for customers who choose to participate and, for other customers, by moving services such as Medicaid eligibility, transcription and collections from external vendors to our internal staff.

Front Office (Patient Access).  A hospital’s front office revenue cycle operations typically consist of scheduling, pre-registration, registration and collection of patient co-payments. Complete and accurate information gathering at this stage is critical to a hospital’s ability to collect revenue from the patient and third-party payors after healthcare services are provided.

Our AHtoAccess application, an integrated suite of proprietary patient admission applications, is designed to minimize downstream collections issues by standardizing up-front patient information gathering through direct connections between the customer and each of its third-party payors and automated workflow navigation of authorization and referral requirements. Our AHtoAccess application is used by our on-site management teams and hospital employees to handle a variety of front office tasks, including:

•	verification of patient contact information, which improves accuracy of recording patient admissions data in the hospital’s patient accounting system;

•	real-time validation of coverage and benefits for insured patients, which allows up-front assessment of each patient’s ability to pay;

•	screening of self-pay patients for alternative coverage solutions, which helps identify payment sources including long-term payment plans and charity or government-sponsored coverage for uninsured or underinsured patients; and

•	up-front calculation of patient pay residuals, which facilitates accurate and timely communication and collection of residual payment obligations and any outstanding patient balances from previous services.

Middle Office (Health Services Billing).  Once treatment has been provided to a patient, a hospital’s middle office revenue cycle operations typically consist of transcribing physicians’ dictated records of patient care and related diagnoses, assigning treatment codes so that bills may be generated and consolidating all patient information into a single patient file. Our solution provides opportunities to improve revenue yield attributable to the middle office by enabling a customer to properly bill all appropriate charges, reduce payment denials by payors based upon inaccurate or incomplete billing or untimely filing, and improve the accuracy and comprehensiveness of patient and billing information to enable bills to be issued in a timely and efficient manner.

We deploy several proprietary software applications in the middle office. Our AHtoCharge automated variance detection application is used to identify missing charges in patient bills and to detect coding errors in patient records. In addition to the use of proprietary technology, we enhance a hospital’s revenue cycle operations in the middle office with our:

•	in-house nurse auditors, who review the accuracy of treatments, diagnoses and charges in patient records and follow-up with hospital revenue cycle staff so that the bills may be updated and sent out within the normal billing cycle; and

•	on-staff physicians, who help hospital case managers properly code emergency department patients during their transition from “observation” to “in-patient” status, to improve accurate and appropriate billing to payors.

Back Office (Collections).  A hospital’s back office revenue cycle operations typically consist of bill creation and submission, follow-up to resolve unpaid or underpaid claims and re-submit incomplete claims, the collection of amounts due from patients and the application of cash payments to outstanding balances. At this stage of the revenue cycle, efficiency and data accuracy are critical to increasing the hospital’s collections from all responsible parties in a timely manner, and reducing the hospital’s bad debt expense. Our solution is designed to improve revenue yield attributable to the back office by enabling a customer to:

•	decrease the time required for bill creation and submission;

•	increase the percentage of claims receiving maximum allowable reimbursement from payors;

•	find alternative payment sources for unpaid and underpaid claims with both third-party payors and patients; and

•	reduce contractual write-offs to provide an accurate record of outstanding charges.

We deploy a number of proprietary applications in the back office:

•	Yield-Based Follow Up. Our Yield-Based Follow Up application enables us to pursue reimbursement for claims based on risk scoring and detection as established by our proprietary algorithms.

•	Medical Financial Solutions. Our Medical Financial Solutions application uses proprietary algorithms to assess a patient’s propensity to pay and determines follow-up actions structured to allow higher yields with lower collections effort.

•	Retro Eligibility. Our Retro Eligibility application continually searches for insurance coverage for each patient visit, even after treatment has concluded, to determine whether uninsured patients are eligible for some form of insurance coverage.

•	AHtoContract. Our AHtoContract application utilizes proprietary modeling and analytics to calculate the aggregate reimbursement due to the hospital from third-party payors and patients for a given patient treatment.

•	Underpayments. Our Underpayments application employs payor remittance data and contract models to determine whether a payor has reimbursed less than its contracted amount for a specific claim and enables the hospital’s back office staff to resolve these situations directly with payors.

•	AHtoPost. Our AHtoPost application is used by our shared services centers to centralize the task of posting cash payments to customers’ patient accounting systems.

Emerging Service Offerings

Quality and Total Cost of Care.  Introduced in 2010, our quality and total cost of care service offering consists of a combination of people, processes and technology that enable our customers to effectively manage the health of a defined patient population. Through this offering, our customers have the ability to improve the quality of care, enhance the patient and physician experience and ultimately reduce the total cost of the population’s healthcare.

We believe that there is a significant market for this type of service offering. Many studies have found that U.S. healthcare costs are the highest in the developed world without a corresponding increase in overall population healthcare quality. We believe that the following trends are among the reasons that healthcare costs continue to rise at rates that exceed the increase in the consumer price index:

•	Improperly Aligned Incentives. Healthcare providers currently have little or no financial incentive to make the necessary people, processes or technology investments to optimize care delivery that results in a lower total cost of care for their patients. The prevailing fee-for-service payment system reimburses healthcare providers for the amount or number of services provided, establishing an incentive for more healthcare services to be provided.

•	Non-Coordination of Care Across Healthcare Settings. Due to the fragmented nature of the healthcare provider market, the prevailing fee-for-service reimbursement system and a lack of coordination resources, healthcare providers find it challenging to optimize healthcare delivery across the full continuum of providers and services. This challenge is magnified for patients with complex medical conditions that visit multiple providers. Studies have shown that a small portion of medically complex patients are accountable for a disproportionate share of total healthcare costs.

•	Lack of Integrated Technology Systems and Information Sharing Processes. Due to the improperly aligned incentives and fragmented delivery system, providers generally lack an integrated technology system that projects the acuity and healthcare needs of patients, communicates and assigns various tasks to other providers, and measures the results of each patient encounter to maximize overall patient quality and cost of care. There are significant costs associated with developing this type of technology, and providers generally lack the financial resources to develop this functionality.

Furthermore, we believe that management of the health of a defined patient population is a future direction of the manner in which healthcare services will be delivered in the United States. For example, the federal healthcare reform legislation that was enacted in March 2010 encourages healthcare providers to experiment with alternative methods to reduce healthcare spending while improving the quality of care. The legislation specifically directs the CMS to establish a structure whereby combinations of hospitals, physicians and other providers can become “accountable care organizations” for patients covered by Medicare and Medicaid. Our quality and total cost of care service offering positions us to continue providing a significant service offering to healthcare providers in the event that healthcare delivery evolves away from the traditional fee-for-service payment system and toward accountable care organizations or other initiatives that reduce demand for our revenue cycle management services.

We believe that our technology and service infrastructure, which we provide with no initial investment by the provider, can facilitate improvements to quality, cost and patient experience by employing sophisticated proprietary algorithms that identify the individuals who are most likely to experience an adverse health event and, as a result, incur high healthcare costs in the coming year. This data allows providers to focus greater efforts on managing these patients within and across the delivery system, as well as at home. The ability of our quality and total cost of care solution to link episodes of care also can help facilitate the re-emergence of the primary care physician as the coordinator of each patient’s care. We believe that primary care physicians can drive a significant number of healthcare decisions (excluding personal lifestyle decisions) that have a meaningful impact on efforts to improve clinical outcomes and reduce the cost of healthcare. Primary care physicians and other providers can use our extensive database and knowledge of available medical resources to create individualized care plans for all patients. Providers can also use the care coordination resources we deploy when implementing our solution to conduct patient interventions that help ensure that the identified patients are able to adhere to the care plans developed by the physician and patient. Finally, our solution can provide the patient’s primary care provider with real-time insight into services being provided across the healthcare delivery system.

By allowing hospitals and physicians to deliver healthcare services to specific patient populations, and focusing on prevention, medical best practices and the use of electronic health records to achieve better outcomes, we believe that our quality and total cost of care solution can enable third-party payors to give providers an incentive to achieve reductions in the total cost of care for the defined patient population while maintaining or improving overall medical quality. We assist our customers in capturing a share of the reduction in healthcare costs by helping them negotiate contracts with third-party payors that provide an equitable sharing of the savings in total medical costs among the payor and providers. We receive a share of the provider community cost savings for our role in providing the technology infrastructure and for managing the care coordination process.

We believe that we are well-positioned to deliver this new service offering. Our core management team leading this initiative has a demonstrated track record of implementing processes that are similar in nature to our solution and which brought improvements to quality and healthcare cost reductions to the market. As with revenue cycle operations, we believe that our proprietary and integrated technology, management experience and well-developed processes are enhanced by the knowledge and experience we will gain working with a wide range of customers. Our proprietary technology applications include workflow automation that enable care management staff to expend extra effort on high priority patients, while still being able to monitor all patients. Finally, when a customer adopts both our revenue cycle and quality and total cost of care management solutions, we can leverage the information available in our revenue cycle technology and data platform to enable real-time care management.

The CMS estimates that aggregate healthcare expenditures in the United States were $2.5 trillion in 2009. Based on the components of these aggregate healthcare expenditures for which we believe our quality and total cost of care services are suitable, we believe that our quality and total cost of care service offering can potentially address approximately $1.7 trillion of this amount, consisting of the sum of the following CMS estimates for 2009: $759 billion for hospitals, $506 billion for physicians and clinics, $250 billion for prescriptions, $78 billion for durable and non-durable medical equipment, $68 billion for home healthcare services and $67 billion for other professional services. However, as of December 31, 2010 we had only one customer for our quality and total cost of care service offering, and there is no assurance that we will be able to achieve a significant portion of this estimated market opportunity.

To date, all customers for all of our service offerings have been located in the United States. We believe that increasing healthcare costs are a concern for other developed nations and that management of the health of a defined patient population is a cost-effective means to control overall healthcare expenditures. We have received inquiries from government related healthcare providers in other countries about our quality and total cost of care service offering. As a result, we are beginning to evaluate the level of potential interest in this service offering and the methods of delivering this solution to international customers. This process is in a very early stage and there is no assurance that a market for our quality and total cost of care service offering will develop outside of the United States or that we will be able to serve this market efficiently.

Our quality and total cost of care services offering includes management of the following processes:

Physician Advisory Services.  Introduced in 2009, our physician advisory services, or Accretive PAS, offering is focused on assisting hospitals maximize their compliant revenue associated with emergency room visits and similar patient classification issues. Through use of our web-based portal, we provide our customers with concurrent reviews to support the decision whether to classify an emergency department visit as an in-patient or observation case for billing purposes. This proactive case management increases our customer’s compliance with CMS policies and reduces their exposure to the risk of having to return previously recorded revenue.

Our Accretive PAS offering is gaining acceptance among hospital management personnel due to increased demands being placed on healthcare providers for precision in their case classification. These increasing demands are the result of continually changing criteria and regulations and the increasingly formalized audit processes being instituted by government and commercial payors. These events are leading providers to institute more formalized processes so that they can better defend themselves when facing payment recovery audits conducted on behalf of third-party payors. Our Accretive PAS offering is billed on a case by case basis or a monthly retainer based on the anticipated volume of cases at each customer hospital.

According to CMS policies, the decision to classify a patient as an in-patient or observation case is based on complex medical judgment that can only be made after the physician has considered a number of factors including the patient’s medical history and current medical needs, the type of facilities available to outpatients and inpatients, the severity of signs and symptoms and the medical predictability of adverse events. Using our secure web portal, hospital customers transmit pertinent data about the case at hand to our physicians who then leverage our proprietary diagnosis protocols and the extensive information within our knowledge database to reach an informed classification judgment. Each day our physicians communicate directly with the physicians at our customer hospitals. We also periodically meet with our customers at their facilities to discuss potential process and clinical documentation improvements. We believe that this physician to physician contact and our adherence to our predetermined service levels concerning the timeliness of responses help distinguish our service offering from competitive offerings.

Customers

Our Customers

Customers for our service offerings typically are multi-hospital systems, including faith-based or community healthcare systems, academic medical centers and independent clinics, and the physician practice groups affiliated with those systems. Our service offerings are best-suited for healthcare organizations in which substantial improvements can be realized through the full implementation of our solutions. We seek to develop strategic, long-term relationships with our customers and focus on providers that we believe understand the value of our operating model and have demonstrated success in both the provision of healthcare services and the ability to achieve financial and operational results. In October 2004, Ascension Health became our founding customer. While Ascension Health is still our largest customer and we expect to continue to expand our presence beyond the hospitals we currently service within Ascension Health’s network, we are focusing our marketing efforts primarily on other healthcare providers and expect to continue to diversify our customer base. As of December 31, 2010, we provided our integrated revenue cycle service offerings to 26 customers representing 66 hospitals, as well as physicians’ billing organizations associated with several of these customers. As of December 31, 2010 we provided our quality and total cost of care service offering to one of these customers representing seven hospitals and 42 clinics.

We target eight market segments in the United States for our integrated revenue cycle service offering:

•	Academic Medical Centers and Ambulatory Clinics. Academic medical centers and ambulatory clinics, including related physician practices, represent approximately $132 billion in annual net patient revenue. This market segment offers attractive opportunities for us because of the significant size and patient volume of academic medical centers and ambulatory clinics (typically more than $1 billion each in net patient revenue) and the fragmented revenue cycle management operations of most physician practices. Our customers in this market segment include the Dartmouth-Hitchcock Medical Center and the Henry Ford Health System.

•	Catholic Community Healthcare Systems. Catholic community healthcare systems represented our initial target market segment and remain a primary focus for us. Catholic community healthcare systems manage approximately $68 billion in annual net patient revenue. Ascension Health is the nation’s largest Catholic and largest non-profit healthcare system, with a network of 78 hospitals and related healthcare facilities located in 20 states and the District of Columbia. We serve a number of hospitals and regional healthcare systems affiliated with Ascension Health.

•	Other Faith-Based Community Healthcare Systems. Drawing on our experience with the Catholic community healthcare system market, we also target the market for other faith-based community healthcare systems. Healthcare systems affiliated with other religious faiths manage approximately $46 billion in annual net patient revenue. We serve several regional healthcare systems in this market segment.

•	Not-for-Profit Community Hospitals. There are nearly 2,000 not-for-profit community hospitals, with a variety of affiliations that are not faith-based. Not-for-profit community hospitals, including integrated delivery networks, manage approximately $265 billion in annual net patient revenue. Fairview Health Services, which is an integrated delivery network, is one of our customers in this market segment, with seven hospitals served, and is our inaugural quality and total cost of care customer.

•	Physicians’ Billing Organizations. Large physicians’ billing organizations represent more than $115 billion in annual net patient revenue. Our customer work in this market includes the billing activities involving several hundred physicians at the Dartmouth-Hitchcock Medical Center and the Henry Ford Health System.

•	For-Profit Hospital Systems. For-profit hospital systems manage approximately $101 billion in annual net patient revenue. This sector, although smaller than the not-for-profit sector, still represents a significant target market segment for our revenue cycle services. We currently serve one for-profit hospital as the result of the acquisition of a formerly non-profit hospital by a for-profit company in 2009.

•	Government-Owned Hospitals. Based on industry sources, each major metropolitan area in the United States has at least one large municipal or city-owned hospital system. We believe that this market segment represents approximately $111 billion in annual net patient revenue. We do not currently have any customers in this market segment.

•	Home Services and Medical Equipment. In 2010, we began targeting the home healthcare services and medical equipment providers market, which we believe represents $80 billion in annual net patient revenue. This market includes both for-profit and not-for-profit companies which work with hospitals and physicians across the United States. We believe that most companies in this market fail to capture and collect a significant portion of the total amounts contractually owed to them due to their highly decentralized customer service and order entry departments and the differences in payor requirements that occur when goods and services are provided in multiple locations.

The six hospital market segments noted above are also targets of our quality and total cost of care offering. We believe that the diversity of our customer base, ranging from not-for-profit community hospitals to large academic medical centers and healthcare systems, demonstrates our ability to adapt and apply our operating model to many different situations.

Customer Agreements

We provide our revenue cycle and quality and total cost of care service offerings pursuant to managed service contracts with our customers. In rendering our services, we must comply with customer policies and procedures regarding charity care, personnel, compliance and risk management as well as applicable federal, state and local laws and regulations. Generally, we are the exclusive provider of revenue cycle or quality and total cost of care services to our customers.

Our contracts are multi-year agreements and vary in length based on the customer. After the initial term of the agreement, our customer contracts automatically renew unless terminated by either party upon prior written notice.

In general, our managed service contracts provide that:

•	we assume responsibility for the management and cost of the customer’s revenue cycle or population health management operations, including the payroll and benefit costs associated with the customer’s employees conducting activities within our contracted services, and the agreements and costs associated with the related third-party services;

•	we are required to staff a sufficient number of our own employees on each customer’s premises and the technology necessary to implement and manage our services;

•	in general, the customer pays us base fees equal to a specified amount, subject to annual increases under an agreed-upon formula, and incentive fees based on achieving agreed-upon financial benchmarks;

•	the parties provide representations and indemnities to each other; and

•	the contracts are subject to termination by either party in the event of a material breach which is not cured by the breaching party.

Sales and Marketing

Our new business opportunities have historically been generated through high-level industry contacts of members of our senior management team and board of directors and positive references from existing customers. As we have grown, we have added senior sales executives and adopted a more institutional approach to sales and marketing that relies on systematic relationship building by a team of 10 senior sales executives. Our sales process generally begins by engaging senior executives of the prospective hospital or healthcare system, typically followed by our assessment of the prospect’s existing revenue cycle operations and a review of the findings. We employ a standardized managed service contract that is designed to streamline the contract process and support a collaborative discussion of revenue cycle operation issues and our proposed working relationship. Our sales process typically requires six to twelve months from the introductory meeting to contract execution.

Technology

Technology Development

Our technology development organization operates out of various facilities in the United States and India. Our technology is developed in-house by Accretive Health employees, although at times we may supplement our technology development team with independent contractors, all of whom have assigned any resulting intellectual property rights to us. We use a rapid application development methodology in which new functionality and enhancements are released on a 30-day cycle, and minor functionality or “patch” work is released on a seven-day cycle. Based upon this schedule, we release approximately eleven technology offerings with new functionalities each year across each of the four principal portions of our customer-facing applications. All customer sites run the same base set of code. We use a beta-testing environment to develop and test new technology offerings at one or more customers, while keeping the rest of our customers on production-level code.

Our applications are deployed on a consistent architecture based upon an industry-standard Microsoft SQL*Server database and a “DotNetNuke” open source application architecture. This architecture provides a common framework for development, which in turn simplifies the development process and offers a common interface for end users. We believe the consistent look and feel of our applications allows our customers and staff to begin using ongoing enhancements to our software suite quickly and easily.

We devote substantial resources to our development efforts and plan at a yearly, half-yearly, quarterly and release level. We employ a “value point” scoring system to assess the impact an enhancement will have on net revenue, costs, efficiency and customer satisfaction. The results of this value point system analysis are evaluated in conjunction with our overall corporate goals when making development decisions. In addition to our technology development team, our operations personnel play an integral role in setting technology priorities in support of their objective of keeping our software operating 24 hours a day, 7 days a week.

Technology Operations

Our applications are hosted in data centers located in Alpharetta, Georgia and Salt Lake City, Utah, and our internal financial application suite is hosted in a data center in Minneapolis, Minnesota. These data centers are operated for us by third parties and are SAS-70 compliant. Our development, testing and quality assurance environment is operated from our Alpharetta, Georgia data center, with a separate server room in Chicago, Illinois. We have agreements with our hardware and system software suppliers for support 24 hours a day, 7 days a week. Our operations personnel also use our resources located in our other U.S. facilities and in our India facilities.

Customers use high-speed Internet connections or private network connections to access our business applications. We utilize commercially available hardware and a combination of custom-developed and commercially available software. We designed our primary application in this manner to permit scalable growth. For example, database servers can be added without adding web servers, and vice versa. We believe that this architecture enables us to scale our operations effectively and efficiently.

Our databases and servers are backed-up in full on a weekly basis and undergo incremental back-ups nightly. Databases are also backed-up frequently by automatically shipping log files with accumulated changes to separate sets of back-up servers. In addition to serving as a back-up, these log files update the data in our online analytical processing engine, enabling the data to be more current than if only refreshed overnight. Data and information regarding our customers’ patients is encrypted when transmitted over the internet or traveling off-site on portable media such as laptops or backup tapes.

Customer system access requests are load-balanced across multiple application servers, allowing us to handle additional users on a per-customer basis without application changes. System utilization is monitored for capacity planning purposes.

Our software interacts with our customers’ software through a series of real-time and batch interfaces. We do not require changes to the customer’s core patient care delivery or financial systems. Instead of installing hardware or software in customer locations or data centers, we specify the information that a customer needs to extract from its existing systems in order to interface with our systems. This methodology enables our systems to operate with many combinations of customer systems, including custom and industry-standard implementations. We have successfully integrated our systems with 15 to 20 year old systems, with package and custom systems, and with major industry-standard products.

When these interfaces are in place, we provide an application suite across the hospital revenue cycle. For our purposes, the revenue cycle starts when a patient registers for future service or arrives at a hospital or clinic for unscheduled service and ends when the hospital has collected all the appropriate revenue from all possible sources. Thus, we provide eligibility, address validation, skip tracing, charge capture, patient and payor follow-up, analytics and tracking, charge master management, contract modeling, contract “what if” analysis, collections and other functions throughout the front office, middle office and back office operations of a customer’s revenue cycle.

Because our databases run on industry-standard hardware and software, we are able to use all standard applications to develop, maintain and monitor our solutions. Databases for one or more customers can run on a single database server with disk storage being provided from a shared storage area network (SAN) with physical separation maintained between clients. In the event of a server failure, we have maintenance contracts in place that require the service provider to have the server back on-line in four hours or less, or we move the customer processing to another server. The SAN is configured as a redundant array of inexpensive disks (RAID) and this RAID configuration protects against disk failures having an impact on our operations.

In the event that a combination of events causes a system failure, we typically can isolate the failure to one or a small number of customers. We believe that no combination of failures by our systems can impact a customer’s ability to deliver patient care, nor can any such failures prevent accurate accounting of customer finances because accounting functions are maintained on customer systems. In the past twelve months, our up-time has exceeded 99.95% of planned up-time.

Our data centers were designed to withstand many catastrophic events, such as blizzards and hurricanes. To protect against a catastrophic event in which our primary data center is completely destroyed and service cannot be restored within a few days, we store backups of our systems and databases off-site. In the event that we had to move operations to a different data center, we would re-establish operations by provisioning new servers, restoring data from the off-site backups and re-establishing connectivity with our customers’ host systems. Because our systems are web-based, no changes would need to be made on customer workstations, and customers would be able to reconnect as our systems became available again.

We monitor the response time of our application in a number of ways. We monitor the response time of individual transactions by customer and place monitors inside our operations and at key customer sites to run synthetic transactions that demonstrate our systems’ end-to-end responsiveness. Our hosting provider reports on responsiveness server-by-server and identifies potential future capacity issues. In addition, we survey key customers regarding system response time to make sure customer-specific conditions are not impacting performance of our applications.

Proprietary Software Suite

Revenue Cycle Management.  Our proprietary AHtoAccess software suite is composed of a broad range of integrated functional areas or domains. The “patient access”, “improving best possible”, “follow-up” and “measurement” domains utilize interdependent design and development paths and are an integral driver of value throughout our customers’ entire revenue cycle. These domains correspond to the front office, middle office and back office revenue cycle business processes described above.

•	The “patient access” domain is used during hospital employees’ first interactions with patients, either at the point of service in a hospital or in advance of a hospital visit during our pre-registration process. The domain uses a straightforward, consistent architecture.

•	The “improving best possible” domain is designed to facilitate top-line revenue improvements and bottom-line efficiency gains. The domain’s AHtoCharge application is a rules-based engine that, with the oversight of a centralized team of nurse-auditors, automatically analyzes medical billing and coding data to identify inconsistencies that may delay or hinder collections.

•	The “follow-up” domain tracks unpaid claims and contacts with insurance companies, government organizations and other payors responsible for outstanding debts for past patient services. The domain also organizes previously unpaid claims using a proprietary risk-based algorithm.

•	The “measurement” domain integrates our functional domains by providing real-time metrics and insight into the operation of revenue cycle businesses. This application can be used to generate standard operational reports and allows the end user to review and analyze all of the micro-level data that supports the results found in these reports.

In addition to applications designed for use by our customers, we have developed proprietary software for use in our collections operations and measurement activity. To manage patient follow-up activities and the collection of patient debt, we use a combination of off-the-shelf telephony and campaign management software which analyzes critical data points to determine the optimum approach for collecting outstanding debts. Our measurement system enables a user to generate models for outstanding medical claims related to specific third-party payors and determine the maximum allowed reimbursement, based upon the hospital’s contract with each payor.

Quality and Total Cost of Care.  Our proprietary AccretiveQ software suite provides the technology infrastructure to enable our customers to have visibility into, and better control of, the full spectrum of services and associated costs for all patients. Our AccretiveQ software consists of two broad domains, “analytics” and “workflow”. The analytics domain provides physicians with on-line analytical processing capabilities so that they can more easily and accurately monitor patient results by grouping patients with similar healthcare attributes, risk scores, demographics and other factors. We also use the analytics domain to monitor the results of individual physicians, physician practices or clinics in their efforts to institute the use of processes that will result in enhanced clinical outcomes with lower total cost of care for the defined patient populations. The workflow domain uses a combination of proprietary algorithms and industry standard applications to prioritize the patients that are most at risk of an adverse health event. The domain then automatically assigns the patient to an appropriate care coordinator, assists in developing the patient’s care plan, and serves as a tool for scheduling the appropriate care interventions. The workflow solution also monitors variation in care plan activities and the success rate of applying the care plan’s parameters.

Competition

While we do not believe any single competitor offers a fully integrated, end-to-end revenue cycle management solution, we face competition from various sources.

The internal revenue cycle management staff of hospitals, who historically have performed the functions addressed by our services, in effect compete with us. Hospitals that previously have made investments in internally developed solutions sometimes choose to continue to rely on their own internal revenue cycle management staff.

We also currently compete with three categories of external participants in the revenue cycle market, most of which focus on small components of the hospital revenue cycle:

•	software vendors and other technology-supported revenue cycle management business process outsourcing companies, such as athenahealth and MedAssets;

•	traditional consultants, either specialized healthcare consulting firms or healthcare divisions of large accounting firms, such as Deloitte Consulting and Huron Consulting; and

•	IT outsourcers, which typically are large, non-healthcare focused business process outsourcing and information technology outsourcing firms, such as Perot Systems and Computer Science Corporation/First Consulting.

These types of external participants also compete with us in the field of quality and total cost of care. In addition, the commercial payor community has historically attempted to provide information or services that are intended to assist providers in reducing the total cost of medical care. They could attempt to develop similar programs again.

We believe that competition for the services we provide is based primarily on the following factors:

•	knowledge and understanding of the complex healthcare payment and reimbursement system in the United States;

•	a track record of delivering revenue improvements and efficiency gains for hospitals and healthcare systems;

•	the ability to deliver a solution that is fully-integrated along each step of a hospital’s revenue cycle operations;

•	cost-effectiveness, including the breakdown between up-front costs and pay-for-performance incentive compensation;

•	reliability, simplicity and flexibility of the technology platform;

•	understanding of the healthcare industry’s regulatory environment; and

•	sufficient infrastructure and financial stability.

We believe that we compete effectively based upon all of these criteria. We also believe that several aspects of our business model differentiate us from our competitors:

•	our solutions do not require any up-front cash investment from customers and we do not charge hourly or licensing fees for our services;

•	we serve only healthcare providers and do not provide services to third-party payors; and

•	we focus on delivering significant and sustainable improvements rather than one-time cost reductions only.

Nonetheless, we operate in a growing and attractive market with a steady stream of new entrants. Although we believe that there are barriers to replicating our end-to-end revenue cycle solution, we expect competition to intensify in the future. Other companies may develop superior or more economical service offerings that hospitals could find more attractive than our offerings. Moreover, the regulatory landscape may shift in a direction that is more strategically advantageous to existing and future companies.

Government Regulation

The customers we serve are subject to a complex array of federal and state laws and regulations. These laws and regulations may change rapidly, and it is frequently unclear how they apply to our business. We devote significant efforts, through training of personnel and monitoring, to establish and maintain compliance with all regulatory requirements that we believe are applicable to our business and the services we offer.

Government Regulation of Health Information

Privacy and Security Regulations.  The Health Insurance Portability and Accountability Act of 1996, as amended, and the regulations that have been issued under it, which we collectively refer to as HIPAA, contain substantial restrictions and requirements with respect to the use and disclosure of individuals’ protected health information. HIPAA prohibits a covered entity from using or disclosing an individual’s protected health information unless the use or disclosure is authorized by the individual or is specifically required or permitted under HIPAA. Under HIPAA, covered entities must establish administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic protected health information maintained or transmitted by them or by others on their behalf.

HIPAA applies to covered entities, such as healthcare providers that engage in HIPAA-defined standard electronic transactions, health plans and healthcare clearinghouses. In February 2009, HIPAA was amended by the Health Information Technology for Economic and Clinical Health, or HITECH, Act to impose certain of the HIPAA privacy and security requirements directly upon “business associates” that perform functions on behalf of, or provide services to, certain covered entities. Most of our customers are covered entities and we are a business associate to many of those customers under HIPAA as a result of our contractual obligations to perform certain functions on behalf of and provide certain services to those customers. In order to provide customers with services that involve the use or disclosure of protected health information, HIPAA requires our customers to enter into business associate agreements with us so that certain HIPAA requirements would be applied to us as contractual commitments. Such agreements must, among other things, provide adequate written assurances:

•	as to how we will use and disclose the protected health information;

•	that we will implement reasonable administrative, physical and technical safeguards to protect such information from misuse;

•	that we will enter into similar agreements with our agents and subcontractors that have access to the information;

•	that we will report security incidents and other inappropriate uses or disclosures of the information; and

•	that we will assist the customer with certain of its duties under HIPAA.

Transaction Requirements.  In addition to privacy and security requirements, HIPAA also requires that certain electronic transactions related to healthcare billing be conducted using prescribed electronic formats. For example, claims for reimbursement that are transmitted electronically to payors must comply with specific formatting standards, and these standards apply whether the payor is a government or a private entity. We are contractually required to structure and provide our services in a way that supports our customers’ HIPAA compliance obligations.

Data Security and Breaches.  In recent years, there have been well-publicized data breach incidents involving the improper dissemination of personal health and other information of individuals, both within and outside of the healthcare industry. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to data breach incidents, such as providing prompt notification of the breach to affected individuals and government authorities. In many cases, these laws are limited to electronic data, but states are increasingly enacting or considering stricter and broader requirements. Under the HITECH Act and its implementing regulations, business associates are also required to notify covered entities, which in turn are required to notify affected individuals and government authorities of data security breaches involving unsecured protected health information. In addition, the U.S. Federal Trade Commission, or FTC, has prosecuted some data breach cases as unfair and deceptive acts or practices under the Federal Trade Commission Act. We have implemented and maintain physical, technical and administrative safeguards intended to protect all personal data and have processes in place to assist us in complying with applicable laws and regulations regarding the protection of this data and properly responding to any security incidents.

State Laws.  In addition to HIPAA, most states have enacted patient confidentiality laws that protect against the unauthorized disclosure of confidential medical information, and many states have adopted or are considering further legislation in this area, including privacy safeguards, security standards and data security breach notification requirements. Such state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we must comply with them even though they may be subject to different interpretations by various courts and other governmental authorities.

Other Requirements.  In addition to HIPAA, numerous other state and federal laws govern the collection, dissemination, use, access to and confidentiality of individually identifiable health and other information and healthcare provider information. The FTC has issued and several states have issued or are considering new regulations to require holders of certain types of personally identifiable information to implement formal policies and programs to prevent, detect and mitigate the risk of identity theft and other unauthorized access to or use of such information. Further, the U.S. Congress and a number of states have considered or are considering prohibitions or limitations on the disclosure of medical or other information to individuals or entities located outside of the United States.

Government Regulation of Reimbursement

Our customers are subject to regulation by a number of governmental agencies, including those that administer the Medicare and Medicaid programs. Accordingly, our customers are sensitive to legislative and regulatory changes in, and limitations on, the government healthcare programs and changes in reimbursement policies, processes and payment rates. During recent years, there have been numerous federal legislative and administrative actions that have affected government programs, including adjustments that have reduced or increased payments to physicians and other healthcare providers and adjustments that have affected the complexity of our work. For example, the federal healthcare reform legislation that was enacted in March 2010 may reduce reimbursement for some healthcare providers, increase reimbursement for others (including primary care physicians) and create various value and quality-based reimbursement incentives. It is possible that the federal or state governments will implement additional reductions, increases or changes in reimbursement in the future under government programs that adversely affect our customer base or our cost of providing our services. Any such changes could adversely affect our own financial condition by reducing the reimbursement rates of our customers.

Fraud and Abuse Laws

A number of federal and state laws, generally referred to as fraud and abuse laws, apply to healthcare providers, physicians and others that make, offer, seek or receive referrals or payments for products or services that may be paid for through any federal or state healthcare program and in some instances any private program. Given the breadth of these laws and regulations, they may affect our business, either directly or because they apply to our customers. These laws and regulations include:

Anti-Kickback Laws.  There are numerous federal and state laws that govern patient referrals, physician financial relationships, and inducements to healthcare providers and patients. The federal healthcare anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and certain other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Courts have construed this anti-kickback law to mean that a financial arrangement may violate this law if any one of the purposes of an arrangement is to induce referrals of federal healthcare programs, patients or business, regardless of whether there are other legitimate purposes for the arrangement. There are several limited exclusions known as safe harbors that may protect certain arrangements from enforcement penalties although these safe harbors tend to be quite narrow. Penalties for federal anti-kickback violations can be severe, and include imprisonment, criminal fines, civil money penalties with triple damages and exclusion from participation in federal healthcare programs. Anti-kickback law violations also may give rise to a civil False Claims Act action, as described below. Many states have adopted similar prohibitions against kickbacks and other practices that are intended to induce referrals, and some of these state laws are applicable to all patients regardless of whether the patient is covered under a governmental health program or private health plan.

False or Fraudulent Claim Laws.  There are numerous federal and state laws that forbid submission of false information or the failure to disclose information in connection with the submission and payment of provider claims for reimbursement. In some cases, these laws also forbid abuse of existing systems for such submission and payment, for example, by systematic over treatment or duplicate billing of the same services to collect increased or duplicate payments.

In particular, the federal False Claims Act, or FCA, prohibits a person from knowingly presenting or causing to be presented a civil false or fraudulent claim for payment or approval by an officer, employee or agent of the United States. The FCA also prohibits a person from knowingly making, using, or causing to be made or used a false record or statement material to such a claim. The FCA was amended on May 20, 2009 by the Fraud Enforcement and Recovery Act of 2009, or FERA. Following the FERA amendments, the FCA’s “reverse false claim” provision also creates liability for persons who knowingly conceal an overpayment of government money or knowingly and improperly retain an overpayment of government funds. In addition, the federal healthcare reform legislation that was enacted in March 2010 requires providers to report and return overpayments and to explain the reason for the overpayment in writing within 60 days of the date on which the overpayment is identified, and the failure to do so is punishable under the FCA. Violations of the FCA may result in treble damages, significant monetary penalties, and other collateral consequences including, potentially, exclusion from participation in federally funded healthcare programs. The scope and implications of the recent FCA amendments have yet to be fully determined or adjudicated and as a result it is difficult to predict how future enforcement initiatives may impact our business.

In addition, under the Civil Monetary Penalty Act of 1981, the Department of Health and Human Services Office of Inspector General has the authority to impose administrative penalties and assessments against any person, including an organization or other entity, who knowingly presents, or causes to be presented, to a state or federal government employee or agent certain false or otherwise improper claims.

Stark Law and Similar State Laws.  The Ethics in Patient Referrals Act, known as the Stark Law, prohibits certain types of referral arrangements between physicians and healthcare entities and thus potentially applies to our customers. Specifically, under the Stark Law, absent an applicable exception, a physician may not make a referral to an entity for the furnishing of designated health service (or DHS) for which payment may be made by the Medicare program if the physician (or any immediate family member) has a financial relationship with that entity. Further, an entity that furnishes DHS pursuant to a prohibited referral may not present or cause to be presented a claim or bill for such services to the Medicare program or to any other individual or entity. Violations of the statute can result in civil monetary penalties and/or exclusion from federal healthcare programs. Stark law violations also may give rise to a civil FCA action. Any such violations by, and penalties and exclusions imposed upon, our customers could adversely affect their financial condition and, in turn, could adversely affect our own financial condition.

Laws in many states similarly forbid billing based on referrals between individuals and/or entities that have various financial, ownership or other business relationships. These laws vary widely from state to state.

Laws Limiting Assignment of Reimbursement Claims

Various federal and state laws, including Medicare and Medicaid, forbid or limit assignments of claims for reimbursement from government funded programs. Some of these laws limit the manner in which business service companies may handle payments for such claims and prevent such companies from charging their provider customers on the basis of a percentage of collections or charges. We do not believe that the services we provide our customers result in an assignment of claims for the Medicare or Medicaid reimbursements for purposes of federal healthcare programs. Any determination to the contrary, however, could adversely affect our ability to be paid for the services we provide to our customers, require us to restructure the manner in which we are paid, or have further regulatory consequences.

Emergency Medical Treatment and Active Labor Act

The federal Emergency Medical Treatment and Active Labor Act, or EMTALA, was adopted by the U.S. Congress in response to reports of a widespread hospital emergency room practice of “patient dumping”. At the time of EMTALA’s enactment, patient dumping was considered to have occurred when a hospital capable of providing the needed care sent a patient to another facility or simply turned the patient away based on such patient’s inability to pay for his or her care. EMTALA imposes requirements as to the care that must be provided to anyone who seeks care at facilities providing emergency medical services. In addition, the Centers for Medicare and Medicaid Services of the U.S. Department of Health and Human Services has issued final regulations clarifying those areas within a hospital system that must provide emergency treatment, procedures to meet on-call requirements, as well as other requirements under EMTALA. Sanctions for failing to fulfill these requirements include exclusion from participation in the Medicare and Medicaid programs and civil monetary penalties. In addition, the law creates private civil remedies that enable an individual who suffers personal harm as a direct result of a violation of the law to sue the offending hospital for damages and equitable relief. A hospital that suffers a financial loss as a direct result of another participating hospital’s violation of the law also has a similar right.

EMTALA generally applies to our customers, and we assist our customers with the intake of their patients. Although we believe that our customers’ medical screening, stabilization and transfer practices are in compliance with the law and applicable regulations, we cannot be certain that governmental officials responsible for enforcing the law or others will not assert that we or our customers are in violation of these laws nor what obligations may be imposed by regulations to be issued in the future.

Regulation of Debt Collection Activities

The federal Fair Debt Collection Practices Act, or FDCPA, regulates persons who regularly collect or attempt to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person. Certain of our accounts receivable activities may be subject to the FDCPA. The FDCPA establishes specific guidelines and procedures that debt collectors must follow in communicating with consumer debtors, including the time, place and manner of such communications. Further, it prohibits harassment or abuse by debt collectors, including the threat of violence or criminal prosecution, obscene language or repeated telephone calls made with the intent to abuse or harass. The FDCPA also places restrictions on communications with individuals other than consumer debtors in connection with the collection of any consumer debt and sets forth specific procedures to be followed when communicating with such third parties for purposes of obtaining location information about the consumer. In addition, the FDCPA contains various notice and disclosure requirements and prohibits unfair or misleading representations by debt collectors. Finally, the FDCPA imposes certain limitations on lawsuits to collect debts against consumers.

Debt collection activities are also regulated at state level. Most states have laws regulating debt collection activities in ways that are similar to, and in some cases more stringent than, the FDCPA. In addition, some states require debt collection companies to be licensed. In all states where we operate, we believe that we currently hold all required state licenses or are pursuing a license, or are exempt from licensing.

We are also subject to the Fair Credit Reporting Act, or FCRA, which regulates consumer credit reporting and which may impose liability on us to the extent that the adverse credit information reported on a consumer to a credit bureau is false or inaccurate. State law, to the extent it is not preempted by the FCRA, may also impose restrictions or liability on us with respect to reporting adverse credit information.

The FTC has the authority to investigate consumer complaints relating to the FDCPA and the FCRA, and to initiate or recommend enforcement actions, including actions to seek monetary penalties. State officials typically have authority to enforce corresponding state laws. In addition, affected consumers may bring suits, including class action suits, to seek monetary remedies (including statutory damages) for violations of the federal and state provisions discussed above.

Regulation of Credit Card Activities

We accept payments by credit cards from patients of our customers. Various federal and state laws impose privacy and information security laws and regulations with respect to the use of credit cards. If we fail to comply with these laws and regulations or experience a credit card security breach, our reputation could be damaged, possibly resulting in lost future business, and we could be subjected to additional legal or financial risk as a result of non-compliance.

Foreign Regulations

Our operations in India are subject to additional regulations by the government of India. These include Indian federal and local corporation requirements, restrictions on exchange of funds, employment-related laws and qualification for tax status.

Intellectual Property

We rely upon a combination of patent, trademark, copyright and trade secret laws and contractual terms and conditions to protect our intellectual property rights, and have sought patent protection for aspects of our key innovations.

We have been issued one U.S. patent, which expires in 2028, and filed six additional U.S. patent applications aimed at protecting the four domains of our AHtoAccess software suite: patient access, improving best possible, follow-up and measurement. See “Business — Technology — Proprietary Software Suite” for more information. Legal standards relating to the validity, enforceability and scope of protection of patents can be uncertain. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Our patent applications may not result in the grant of patents with the scope of the claims that we seek, if at all, or the scope of the granted claims may not be sufficiently broad to protect our products and technology. Our one issued patent or any patents that may be granted in the future from pending or future applications may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. Third parties may develop technologies that are similar or superior to our proprietary technologies, duplicate or otherwise obtain and use our proprietary technologies or design around patents owned or licensed by us. If our technology is found to infringe any patent or other intellectual property right held by a third party, we could be prevented from providing our service offerings and subject us to significant damage awards.

We also rely in some circumstances on trade secrets to protect our technology. We control access to and the use of our application capabilities through a combination of internal and external controls, including contractual protections with employees, customers, contractors and business partners. We license some of our software through agreements that impose specific restrictions on customers’ ability to use the software, such as prohibiting reverse engineering and limiting the use of copies. We also require employees and contractors to sign non-disclosure agreements and invention assignment agreements to give us ownership of intellectual property developed in the course of working for us.

On occasion, we incorporate third-party commercial or open source software products into our technology platform. Although we prefer to develop our own technology, we periodically employ third-party software in order to simplify our development and maintenance efforts, provide a “commodity” capability, support our own technology infrastructure or test a new capability.

Employees

As of December 31, 2010, we had 1,991 full-time employees, including 255 engaged in technology development and deployment, as well as 231 part-time employees. None of our employees is represented by a labor union and we consider our current employee relations to be good.

Our operations employees are required to participate in our “operator academy” and “revenue cycle academy”, consisting of multiple training sessions each year. Our ongoing training and executive learning programs are modeled after the practices of companies that we believe have reputations for service excellence. In addition, all of our employees undergo mandatory HIPAA training.

As of December 31, 2010, pursuant to managed service contracts, we also managed approximately 8,200 revenue cycle staff persons who are employed by our customers. We have the right to control and direct the work activities of these staff persons and are responsible for paying their compensation out of the base fees paid to us by our customers, but these staff persons are considered employees of our customers for all purposes.

Corporate Information

We were incorporated in Delaware under the name Healthcare Services, Inc. in July 2003 and changed our name to Accretive Health, Inc. in August 2009. Our principal executive offices are located at 401 North Michigan Avenue, Suite 2700, Chicago, Illinois 60611, and our telephone number is (312) 324-7820.

Information availability

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website at www.accretivehealth.com under the “Investor Relations” caption as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this report, unless expressly noted otherwise.

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

We are party to a master services agreement with Ascension Health pursuant to which we provide services to its affiliated hospitals that execute separate managed service contracts with us. Hospitals affiliated with Ascension Health have accounted for a majority of our net services revenue each year since our formation. In the years ended December 31, 2008, 2009 and 2010, aggregate revenue from hospitals affiliated with Ascension Health represented 70.7%, 60.3% and 50.7% of our net services revenue in such periods. In some fiscal periods, individual hospitals affiliated with Ascension Health have each accounted for 10% or more of our total net services revenue. For example, in the years ended December 31, 2009 and 2010, revenue from St. John Health (an affiliate of Ascension Health) was $66.5 million and $67.5 million, respectively, equal to 13.0% and 11.1%, respectively, of our total net services revenue. In addition, another customer, which is not affiliated with Ascension Health, accounted for 10.6% of our total net services revenue in the year ended December 31, 2008 but less than 10% of our total net services revenue in the years ended December 31, 2009 and 2010. Additionally, Henry Ford Health System, which is not affiliated with Ascension Health and with which we entered into a managed service contract in 2009, accounted for 11.3% of our total net services revenue in the year ended December 31, 2010. Furthermore, Fairview Health Services, which is not affiliated with Ascension Health and with which we entered into a managed service contract in 2010, accounted for 10.7% of our total net services revenue in the year ended December 31, 2010.

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

The markets for our revenue cycle management and quality and total cost of care services may develop more slowly than we expect, which could adversely affect our revenue and our ability to maintain or increase our profitability.

Our success depends, in part, on the willingness of hospitals, physicians and other healthcare providers to implement integrated solutions that span the entire revenue cycle, which encompasses patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections. Our success also depends on healthcare providers’ willingness to move away from traditional fee-for-service payment systems and toward accountable care organizations and similar initiatives. Some hospitals may be reluctant or unwilling to implement our solutions for a number of reasons, including failure to perceive the need for improved revenue cycle operations and quality and total cost of care services, and lack of knowledge about the potential benefits our solutions provide.

Even if potential customers recognize the need to improve revenue cycle operations and to more effectively manage the health of defined patient populations, they may not select solutions such as ours because they previously have made investments in internally developed solutions and choose to continue to rely on their own internal resources. As a result, the markets for integrated, end-to-end revenue cycle and quality and total cost of care solutions may develop more slowly than we expect, which could adversely affect our revenue and our ability to maintain or increase our profitability.

We operate in a highly competitive industry, and our current or future competitors may be able to compete more effectively than we do, which could have a material adverse effect on our business, revenue, growth rates and market share.

The market for revenue cycle management solutions is highly competitive and we expect competition to intensify in the future. We face competition from a steady stream of new entrants, including the internal revenue cycle management staff of hospitals, as described above, and external participants. External participants that are our competitors in the revenue cycle market include software vendors and other technology-supported revenue cycle management business process outsourcing companies; traditional consultants; and information technology outsourcers. These types of external participants also compete with us in the field of quality and total cost of care. In addition, the commercial payor community has historically attempted to provide information or services that are intended to assist providers in reducing the total cost of medical care. They could attempt to develop similar programs again. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, regulations or customer requirements. We may not be able to compete successfully with these companies, and these or other competitors may introduce technologies or services that render our technologies or services obsolete or less marketable. Even if our technologies and services are more effective than the offerings of our competitors, current or potential customers might prefer competitive technologies or services to our technologies and services. Increased competition is likely to result in pricing pressures, which could negatively impact our margins, growth rate or market share.

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

We face a variable selling cycle to secure new revenue cycle and quality and total cost of care managed service contracts, making it difficult to predict the timing of specific new customer relationships.

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

To implement our solutions, we utilize the customer’s existing management and staff and layer our proprietary technology applications on top of the customer’s existing patient accounting and clinical systems. Each customer’s situation is different, and unanticipated difficulties and delays may arise. If the implementation process is not executed successfully or is delayed, our relationship with the customer may be adversely affected and our results of operations could suffer. Implementation of our solutions also requires us to integrate our own employees into the customer’s operations. The customer’s circumstances may require us to devote a larger number of our employees than anticipated, which could increase our costs and harm our financial results.

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

In addition, the timing of customer additions is not uniform throughout the year, which causes fluctuations in our quarterly results as new customers are added. Operating margins are typically slightly lower in quarters in which we add new customers because we incur expenses to implement our operating model at those customers while our incentive payments from revenue improvements and operating cost reductions for those customers are only at a preliminary stage. We also experience fluctuations in incentive payments as a result of patients’ ability to accelerate or defer elective procedures, particularly around holidays such as Thanksgiving and Christmas. Generally, incentive payments are lower in the first quarter of each year and higher in the fourth quarter of each year. Incentive payments have a significant impact on operating margins and adjusted EBITDA, and changes in the amount of incentive payments can cause fluctuations in our quarter-to-quarter operating results.

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

Under our contracts with customers, we directly manage our customers’ employees engaged in the activities we have contracted to manage for our customers. Our managed service contracts establish the division of responsibilities between us and our customers for various personnel management matters, including compliance with and liability under various employment laws and regulations. We could, nevertheless, be found to have liability with our customers for actions against or by employees of our customers, including under various employment laws and regulations, such as those relating to discrimination, retaliation, wage and hour matters, occupational safety and health, family and medical leave, notice of facility closings and layoffs and labor relations, as well as similar liability with respect to our own employees, and any such liability could result in a material adverse effect on our business.

If we fail to manage future growth effectively, our business would be harmed.

We have expanded our operations significantly since inception and anticipate expanding further. For example, our net services revenue increased from $160.7 million in 2006 to $606.3 million in 2010, and the number of our employees increased from 33, all of whom were full-time, as of January 1, 2005 to 1,991 full-time employees and 231 part-time employees as of December 31, 2010. In addition, the number of customer employees whom we manage has increased from approximately 1,600 as of January 1, 2005 to approximately 8,200 as of December 31, 2010. This growth has placed significant demands on our management, infrastructure and other resources. To manage future growth, we will need to hire, integrate and retain highly skilled and motivated employees, and will need to effectively manage a growing number of customer employees engaged in revenue cycle operations. We will also need to continue to improve our financial and management controls, reporting systems and procedures. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality service offerings.

Disruptions in service or damage to our data centers and shared services centers could adversely affect our business.

Our data centers and shared services centers are essential to our business. Our operations depend on our ability to operate our shared service centers, and to maintain and protect our applications, which are located in data centers that are operated for us by third parties. We cannot control or assure the continued or uninterrupted availability of these third-party data centers. In addition, our information technologies and systems, as well as our data centers and shared services centers, are vulnerable to damage or interruption from various causes, including (i) acts of God and other natural disasters, war and acts of terrorism and (ii) power losses, computer systems failures, Internet and telecommunications or data network failures, operator error, losses of and corruption of data and similar events. We conduct business continuity planning and maintain insurance against fires, floods, other natural disasters and general business interruptions to mitigate the adverse effects of a disruption, relocation or change in operating environment at one of our data centers or shared services centers, but the situations we plan for and the amount of insurance coverage we maintain may not be adequate in any particular case. In addition, the occurrence of any of these events could result in interruptions, delays or cessations in service to our customers, or in interruptions, delays or cessations in the direct connections we establish between our customers and third-party payors. Any of these events could impair or prohibit our ability to provide our services, reduce the attractiveness of our services to current or potential customers and adversely impact our financial condition and results of operations.

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

The services we offer are complex, and we make errors from time to time. Errors can result from the interface of our proprietary technology applications and a customer’s existing patient accounting system, or we may make human errors in any aspect of our service offerings. The costs incurred in correcting any material errors may be substantial and could adversely affect our operating results. Our customers, or third parties such as our customers’ patients, may assert claims against us alleging that they suffered damages due to our errors, and such claims could subject us to significant legal defense costs and adverse publicity regardless of the merits or eventual outcome of such claims. In addition, if we provide poor service to a customer and the customer therefore realizes less improvement in revenue yield, the incentive fee payments to us from that customer will be lower than anticipated.

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

We may seek to expand into international markets in the future. We have no experience in providing services to customers outside of the United States. Expansion into international markets, if pursued, could expose us to additional risks that we do not face in the United States, which could have an adverse effect on our operating results.

To date, all customers for all of our service offerings have been located in the United States. We believe that increasing healthcare costs are a concern for other developed nations and that management of the health of a defined patient population is a cost effective means to control overall healthcare expenditures. We have received inquiries from government-related healthcare providers in other countries about our quality and total cost of care service offering. As a result, we are beginning to evaluate the level of potential interest in this service offering and the methods of delivering this solution to international customers. This process is in a very early stage and there is no assurance that our quality and total cost of care service offering can be successfully tailored to meet the specific requirements of healthcare providers outside the United States, that a market for this service will develop outside of the United States or that we will be able to serve this market efficiently.

We have no experience in providing services to customers outside of the United States. If we seek to expand into international markets in the future, such operations will be subject to a variety of legal, financial, operational, regulatory, economic and political risks that we do not face in the United States. We may not be successful in developing and implementing policies and strategies that would be effective in managing these risks in each country where we may seek do business. Our failure to manage these risks successfully could harm our operations and increase our costs, and put pressure on our business, financial condition and operating results.

Our growing operations in India expose us to risks that could have an adverse effect on our costs of operations.

We employ a significant number of persons in India and expect to continue to add personnel in India. While there are cost advantages to operating in India, significant growth in the technology sector in India has increased competition to attract and retain skilled employees and has led to a commensurate increase in compensation expense. In the future, we may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure in India. In addition, our reliance on a workforce in India exposes us to disruptions in the business, political and economic environment in that region. Maintenance of a stable political environment is important to our operations, and terrorist attacks and acts of violence or war may directly affect our physical facilities and workforce or contribute to general instability. Our operations in India require us to comply with local laws and regulatory requirements, which are complex and of which we may not always be aware, and expose us to foreign currency exchange rate risk. Our Indian operations may also subject us to trade restrictions, reduced or inadequate protection for intellectual property rights, security breaches and other factors that may adversely affect our business. Negative developments in any of these areas could increase our costs of operations or otherwise harm our business.

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

The healthcare industry has changed significantly in recent years and we expect that significant changes will continue to occur. The timing and impact of developments in the healthcare industry are difficult to predict. We cannot be sure that the markets for our services will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets. The federal healthcare reform legislation (known as the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010) that was enacted in March 2010 could, for example, encourage more companies to enter our market, provide advantages to our competitors and result in the development of solutions that compete with ours. Moreover, healthcare reform remains a major policy issue at the federal level, and constitutional challenges to or the repeal of the existing legislation and additional healthcare legislation in the future could have adverse consequences for us or the customers we serve.

If a breach of our measures protecting personal data covered by the Health Insurance Portability and Accountability Act or Health Information Technology for Economic and Clinical Health Act occurs, we may incur significant liabilities.

The Health Insurance Portability and Accountability Act of 1996, as amended, and the regulations that have been issued under it, which we refer to collectively as HIPAA, contain substantial restrictions and requirements with respect to the use and disclosure of individuals’ protected health information. Under HIPAA, covered entities must establish administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic protected health information maintained or transmitted by them or by others on their behalf. In February 2009 HIPAA was amended by the Health Information Technology for Economic and Clinical Health, or HITECH, Act to impose certain of the HIPAA privacy and security requirements directly upon business associates of covered entities. New regulations that took effect in late 2009 also require business associates to notify covered entities, who in turn must notify affected individuals and government authorities of data security breaches involving unsecured protected health information. Most of our customers are covered entities and we are a business associate to many of those customers under HIPAA and the HITECH Act as a result of our contractual obligations to perform certain functions on behalf of and provide certain services to those customers. We have implemented and maintain physical, technical and administrative safeguards intended to protect all personal data and have processes in place to assist us in complying with applicable laws and regulations regarding the protection of this data and properly responding to any security incidents. A knowing breach of the HITECH Act’s requirements could expose us to criminal liability. A breach of our safeguards and processes that is not due to reasonable cause or involves willful neglect could expose us to civil penalties and the possibility of civil litigation.

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

These laws and regulations may change rapidly, and it is frequently unclear how they apply to our business. Errors created by our proprietary applications or services that relate to entry, formatting, preparation or transmission of claim or cost report information may be determined or alleged to be in violation of these laws and regulations. Any failure of our proprietary applications or services to comply with these laws and regulations could result in substantial civil or criminal liability and could, among other things, adversely affect demand for our services, invalidate all or portions of some of our managed service contracts with our customers, require us to change or terminate some portions of our business, require us to refund portions of our base fee revenues and incentive payment revenues, cause us to be disqualified from serving customers doing business with government payers, and give our customers the right to terminate our managed service contracts with them, any one of which could have an adverse effect on our business.

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

Risks Related to the Ownership of Shares of Our Common Stock

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

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•	provide for a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;

•	require that directors only be removed from office for cause and only upon a supermajority stockholder vote;

•	provide that vacancies on the board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office;

•	limit who may call special meetings of stockholders;

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders; and

•	require supermajority stockholder voting to effect certain amendments to our restated certificate of incorporation and amended and restated bylaws.

For additional information regarding these and other anti-takeover provisions, see “Description of Capital Stock — Anti-Takeover Effects of Our Charter and Bylaws and Delaware Law”.

We do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Although we paid cash dividends on our capital stock in July 2008 and September 2009, we do not expect to pay cash dividends on our common stock in the foreseeable future. Any future dividend payments will be within the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant. In addition, our revolving credit facility does not permit us to pay dividends without the lender’s prior consent. We may not generate sufficient cash from operations in the future to pay dividends on our common stock. See “Dividend Policy”.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate property and lease our existing facilities.

As of December 31, 2010, our corporate headquarters occupy approximately 50,000 square feet in Chicago, Illinois under a lease expiring as to certain portions of the space in 2014 and other portions in 2020. In addition, we have a right of first offer to lease an additional 11,100 square feet of space on another floor in the same building.

In August 2010, we also leased approximately 44,500 square feet of office space in another building in Chicago for a period of 11 years. The total rental commitment under the lease is approximately $8.0 million. Our other leased facilities are in Kalamazoo, Michigan; Detroit, Michigan; Jupiter, Florida; Cape Girardeau, Missouri; and near New Delhi, India. Pursuant to our master services agreement with Ascension Health and the managed service contracts between us and our customers, we occupy space on-site at all hospitals where we provide our revenue cycle management services. We do not pay customers for our use of space provided by them. In general, we are not permitted to provide services to one customer from another customer’s site.

We believe that our current facilities are sufficient for our current needs. We intend to add new facilities or expand existing facilities as we add employees or expand our geographic markets, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3.	Legal Proceedings

From time to time, we have been and may again become involved in legal or regulatory proceedings arising in the ordinary course of our business. We are not presently a party to any material litigation or regulatory proceeding and we are not aware of any pending or threatened litigation or regulatory proceeding against us that could have a material adverse effect on our business, operating results, financial condition or cash flows.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

Our common stock has traded on the New York Stock Exchange, or NYSE, under the symbol “AH” since May 20, 2010. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low intraday sales prices per share of our common stock, as reported by the NYSE, for the periods indicated.

	Price Range
	High	Low

2010
Quarter ended June 30, 2010(1)	$15.21	$12.53
Quarter ended September 30, 2010	$13.34	$9.05
Quarter ended December 31, 2010	$16.25	$8.30

(1)	Our common stock began trading on May 20, 2010.

The closing sale price per share of our common stock, as reported by the NYSE, on March 16, 2011 was $24.25. As of February 28, 2011 there were 79 holders of record for our common stock.

Dividend Policy

We declared a cash dividend in the aggregate amount of $15.0 million, or $0.18 per common-equivalent share, to holders of record as of July 11, 2008 of our common stock and preferred stock. We declared an additional cash dividend in the aggregate amount of $14.9 million, or $0.18 per common equivalent share, to holders of record as of September 1, 2009 of our common stock and preferred stock. We declared no cash dividends in 2010.

We currently intend to retain earnings, if any, to finance the growth and development of our business, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments, provisions of applicable law, and other factors the board deems relevant. Our $15 million revolving line of credit agreement does not permit us to pay any future dividends without the lender’s prior consent.

Equity Compensation Plan Information

The Company maintains a 2006 Second Amended and Restated Stock Option Plan (the “2006 Plan”). In April 2010, the Company adopted a new 2010 Stock Incentive Plan (the “2010 Plan”), which became effective immediately prior to the closing of the IPO. The Company will not make any further grants under the 2006

Plan, and the 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. As of December 31, 2010, an aggregate of 15,749,404 shares were subject to outstanding options under both plans, and 8,054,762 shares were available for grant. However, to the extent that previously granted awards under the 2006 Plan or 2010 Plan expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company, the number of shares available for future awards will increase, up to a maximum of 24,374,756 shares.

The information regarding securities authorized for issuance under the Company’s stock option plans is set forth below, as of December 31, 2010:

	Number of		Number of Securities
	Securities to be	Weighted-Average	Remaining Available for
	Issued Upon Exercise	Exercise Price of	Future Issuance Under
Plan	of Outstanding Options	Outstanding Options	Equity Compensation Plans

2006 Amended and Restated Stock Option Plan	15,459,090	$9.41	—
2010 Stock Incentive Plan	290,314	11.57	8,054,762

Total	15,749,404	$9.45	8,054,762

Sales of Unregistered Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering

The SEC declared the Registration Statement on Form S-1 (File No. 333-162186) related to our initial public offering effective on May 19, 2010. In the offering, which commenced on May 20, 2010 and closed on May 25, 2010, we registered 11,500,000 shares of our common stock at a price to the public of $12.00 per share. We sold 7,666,667 of the shares of our common stock in the offering, and the selling stockholders sold 3,833,333 shares. Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC were the joint book-running managers and representatives of the underwriters. The offering generated gross proceeds to us of $92.0 million, or $80.8 million net of underwriting discounts and offering expenses. The offering generated gross proceeds to the selling stockholders of $46.0 million, or $43.2 million net of underwriting discounts. We incurred $7.1 million of offering-related expenses, of which $2.9 million were incurred prior to December 31, 2009. Out of $7.1 million of offering expenses, $1.4 million was satisfied through the issuance of 115,000 shares of common stock to Financial Technology Partners LP and/or FTP Securities LLC in satisfaction of a fee for advisory services in respect of the initial public offering. Additionally, in conjunction with the offering, we issued 1,265,012 shares and paid $0.9 million in satisfaction of liquidation preference payments due to preferred shareholders, including certain directors, officers and their affiliates.

From the effective date of the registration statement through December 31, 2010, we did not use any of our proceeds from our initial public offering. There has been no change in the planned use of proceeds from the initial public offering as described in our Registration Statement on Form S-1 declared effective by the SEC on May 19, 2010.

Unregistered Sales of Equity Securities

Set forth below is information regarding our issuances of capital stock and our grants of warrants and options to purchase shares of capital stock, which were not registered under the Securities Act, since January 1, 2006. Also included is the consideration, if any, received by us for such shares, warrants and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

(a) Issuances of Capital Stock

(1) In May 2006, we issued an aggregate of 391,079 shares of non-voting common stock, valued at $1.34 per share (based on the estimated fair value of the shares on that date) for an aggregate value of $524,764, to a total of 15 former stockholders of SureDecisions, Inc. in connection with our acquisition of SureDecisions in May 2006. In June 2007, we issued an aggregate of 156,432 additional shares of non-voting common stock, valued at $2.09 per share (based on the estimated fair value of the shares on that date) for an aggregate value of $327,229, as earn-out consideration to the former stockholders of SureDecisions.

(2) In May 2007, we issued 2,623,593 shares of voting common stock to Ascension Health at a price of $2.09 per share for a total purchase price of $5,488,128.

(3) In December 2008, we issued an aggregate of 12,975,007 shares of voting common stock in exchange for 12,975,007 shares of non-voting common stock held by a total of 10 of our directors, officers and their affiliates. These shares are subject to the terms and conditions set forth in our restricted stock plan, the restricted stock award agreements entered into between us and our stockholders in connection with the original issuance of the shares of non-voting common stock and our stockholders’ agreement pursuant to which these persons have certain registration rights.

No underwriters were involved in the foregoing issuances of securities. The shares of common stock described in paragraphs (a)(1) and (a)(2) of Item 15 were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act as sales by an issuer not involving any public offering. The shares of common stock described in paragraph (a)(3) of Item 15 were issued in exchange for shares of our non-voting common stock held by our existing stockholders exclusively, with no other consideration, commission or other remuneration paid or given directly or indirectly for soliciting such exchange, in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 3(a)(9).

(b) Warrant Grants and Exercises

Since January 1, 2006, we granted warrants to Ascension Health to purchase an aggregate of 3,040,018 shares of voting common stock with exercise prices ranging from $0.003 per share to $13.02 per share. Of these warrants, 1,749,064 were issued to Ascension Health based upon the achievement of specified milestones relating to sales and marketing assistance that it provided to us. Since January 1, 2006, Ascension Health purchased an aggregate of 1,290,954 shares of voting common stock upon warrant exercises for aggregate consideration of $3,293. In connection with our initial public offering in May 2010, we issued 615,649 shares of common stock to Ascension Health upon its cashless exercise of outstanding supplemental warrants.

In December 2010, we issued 3,266,668 shares of the common stock upon the exercise of a warrant for aggregate consideration of $933,334.

The warrants and shares of voting common stock issued upon the exercise of the warrants described in this paragraph (b) of Item 15 were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act as sales by an issuer not involving any public offering.

(c) Option Grants and Exercises

Since January 1, 2006, we granted options to purchase an aggregate of 17,279,166 shares of non-voting common stock, with exercise prices ranging from $0.80 to $14.96 per share, to employees, directors and consultants pursuant to our stock option plan. Since January 1, 2006, we issued an aggregate of 3,394,582 shares of non-voting common stock upon exercise of unvested options for aggregate consideration of $2,587,593 and 1,251,283 shares of non-voting common stock upon exercise of vested options for aggregate consideration of $701,717. Our prior option plan permits the exercise of unvested options; until vested, shares issued upon exercise of unvested options remain subject to our right of repurchase.

The options and shares of non-voting common stock issuable upon the exercise of the options described in this paragraph (c) of Item 15 were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants in reliance upon the exemption from the registration requirements of the Securities Act provided by Rule 701 promulgated under the Securities Act. All recipients of options and shares pursuant to this exemption either received adequate information about us or had access, through employment or other relationships, to such information. In some cases, the options and shares of non-voting common stock issuable upon the exercise of the options described in this paragraph (c) of Item 15 were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act as sales by an issuer not involving any public offering.

All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. All certificates representing the issued shares of voting common stock and non-voting common stock described in paragraphs (a), (b) and (c) of Item 15 included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer.

(d) Issuance of Shares for Financial Advisory Services

Contemporaneously with the closing of our initial public offering in May 2010, we issued shares of common stock to Financial Technology Partners LP and/or FTP Securities LLC in partial payment of a fee due for financial advisory services provided in connection with that offering. The issuance of shares to Financial Technology Partners LP and/or FTP Securities LLC was exempt from registration under Section 4(2) of the Securities Act.

Stock Price Performance Graph

The following graph compares the change in the cumulative total return (including the reinvestment of dividends) on our common stock for the period from May 20, 2010, the date our shares of common stock began trading on the NYSE, to the change in the cumulative total return on the stocks included in the NYSE Composite Index and Morningstar Healthcare Services Index over the same period. The graph assumes an investment of $100 made in our common stock at a price of $12.00 per share, the opening sale price on May 20, 2010, our first day of trading following our IPO, and an investment in each of the other indices on May 20, 2010. We did not pay any dividends during the period reflected in the graph.

COMPARISON OF CUMULATIVE TOTAL RETURN

ASSUMES $100 INVESTED ON MAY 20, 2010
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2010

Company/Market/Peer Group	5/20/2010	5/31/2010	6/30/2010	7/31/2010	8/31/2010	9/30/2010	10/31/2010	11/30/2010	12/31/2010
Accretive Health, Inc.	$100.00	$112.92	$115.18	$103.51	$81.92	$94.29	$93.85	$119.18	$141.47
NYSE Composite Index	$100.00	$102.19	$97.50	$105.63	$101.42	$110.34	$113.99	$113.02	$121.30
Morningstar Health Information Services	$100.00	$102.34	$96.64	$96.91	$92.94	$103.60	$107.37	$106.00	$114.83

The comparisons shown in the graph above are based on historical data and we caution that the stock price performance shown in the graph above is not indicative of, and is not intended to forecast, the potential future performance of our common stock. The information in this “Performance Graph” section shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

Item 6.	Selected Consolidated Financial Data

The following tables summarize our consolidated financial data for the periods presented. You should read the following selected consolidated financial data in conjunction with our financial statements and the related notes appearing at the end of this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K.

We derived the statement of operations data for the years ended December 31, 2008, 2009 and 2010 and the balance sheet data as of December 31, 2009 and 2010 from our audited consolidated financial statements, which are included in this Annual Report on Form 10-K. We derived the statement of operations data for the years ended December 31, 2006 and 2007 and the balance sheet data as of December 31, 2006, 2007 and 2008 from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands, except share and per share data)

Statement of Operations Data:
Net services revenue	$160,741	$240,725	$398,469	$510,192	$606,294
Costs of services	141,767	197,676	335,211	410,711	478,276

Operating margin	18,974	43,049	63,258	99,481	128,018

Operating expenses:
Infused management and technology	18,875	27,872	39,234	51,763	64,029
Selling, general and administrative	8,777	15,657	21,227	30,153	41,671

Total operating expenses	27,652	43,529	60,461	81,916	105,700

Income (loss) from operations	(8,678)	(480)	2,797	17,565	22,318
Net interest income (expense)(1)	1,359	1,710	710	(9)	29

Income (loss) before provision for income taxes	(7,319)	1,230	3,507	17,556	22,347
Provision for income taxes	—	456	2,264	2,966	9,729

Net income (loss)	$(7,319)	$774	$1,243	$14,590	$12,618

Net income (loss) per common share:
Basic:	$(0.28)	$0.01	$(0.19)	$0.17	$0.18
Diluted:	(0.28)	0.01	(0.19)	0.15	0.13
Weighted-average shares used in computing net income (loss) per common share:
Basic:	25,918,942	32,968,085	36,122,470	36,725,194	70,732,791
Diluted:	25,918,942	40,360,362	36,122,470	43,955,167	94,206,677
Other Operating Data (unaudited):
Adjusted EBITDA(2)	$(7,125)	$6,842	$12,220	$32,912	$45,024

	As of December 31,
	2006	2007	2008	2009	2010
	(In millions)

Projected contracted annual revenue run rate(3)	$200 to $204	$309 to $315	$421 to $430	$509 to $519	$698 to $713

	As of December 31,
	2006	2007	2008	2009	2010
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$20,782	$34,745	$51,656	$43,659	$155,573
Working capital	(2,445)	8,010	(3,453)	(4,122)	109,757
Total assets	27,333	60,858	86,904	103,472	262,619
Total stockholders’ equity	$3,166	$15,910	$7,923	$21,279	142,719

(1)	Interest income results from earnings associated with our cash and cash equivalents. Interest income declined subsequent to 2007 due to reductions in market interest rates. No debt or other interest-bearing obligations were outstanding during any of the periods presented. Interest expense for 2009 is a result of a

$150 origination fee paid in connection with establishing our new revolving line of credit and has been shown net of interest income earned during the year.

(2)	We define adjusted EBITDA as net income (loss) before net interest income (expense), income tax expense (benefit), depreciation and amortization expense and share-based compensation expense. Adjusted EBITDA is a non-GAAP financial measure and should not be considered as an alternative to net income, operating income and any other measure of financial performance calculated and presented in accordance with GAAP.

We believe adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons:

•	adjusted EBITDA and similar non-GAAP measures are widely used by investors to measure a company’s operating performance without regard to items that can vary substantially from company to company depending upon financing and accounting methods, book values of assets, capital structures and the methods by which assets were acquired;

•	securities analysts often use adjusted EBITDA and similar non-GAAP measures as supplemental measures to evaluate the overall operating performance of companies; and

•	by comparing our adjusted EBITDA in different historical periods, our investors can evaluate our operating results without the additional variations of interest income (expense), income tax expense (benefit), depreciation and amortization expense and share-based compensation expense.

Our management uses adjusted EBITDA:

•	as a measure of operating performance, because it does not include the impact of items that we do not consider indicative of our core operating performance;

•	for planning purposes, including the preparation of our annual operating budget;

•	to allocate resources to enhance the financial performance of our business;

•	to evaluate the effectiveness of our business strategies; and

•	in communications with our board of directors and investors concerning our financial performance.

We understand that, although measures similar to adjusted EBITDA are frequently used by investors and securities analysts in their evaluation of companies, adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

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

To properly and prudently evaluate our business, we encourage you to review the GAAP financial statements included elsewhere in this Annual Report on Form 10-K, and not to rely on any single financial measure to evaluate our business.

The following table presents a reconciliation of adjusted EBITDA to net income, the most comparable GAAP measure:

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands)

Net income (loss)	$(7,319)	$774	$1,243	$14,590	$12,618
Net interest (income) expense(a)	(1,359)	(1,710)	(710)	9	(29)
Provision for income taxes	—	456	2,264	2,966	9,729
Depreciation and amortization expense	626	1,307	2,540	3,921	6,157

EBITDA	$(8,052)	$827	$5,337	$21,486	$28,475
Stock compensation expense(b)	844	934	3,551	6,917	16,549
Stock warrant expense(b)	83	5,081	3,332	4,509	—

Adjusted EBITDA	$(7,125)	$6,842	$12,220	$32,912	$45,024

(a)	See footnote 1 above.

(b)	Stock compensation expense and stock warrant expense collectively represent the share-based compensation expense reflected in our financial statements. Of the amounts presented above, $928, $921 and $1,736 was classified as a reduction in net services revenue for the years ended December 31, 2007, 2008 and 2009, respectively. No such reduction was recorded for the year ended December 31, 2010 as all warrants had been earned and therefore there was no stock warrant expense.

(3)	We define our projected contracted annual revenue run rate as the expected total net services revenue for the subsequent 12 months for all healthcare providers for which we are providing services under contract. We believe that our projected contracted annual revenue run rate is a useful method to measure our overall business volume at a point in time and changes in the volume of our business over time because it eliminates the timing impact associated with the signing of new contracts during a specific quarterly or annual period. Actual revenues may differ from the projected amounts used for purposes of calculating projected contracted annual revenue run rate because, among other factors, the scope of services provided to existing customers may change and the incentive fees we earn may be more or less than expected depending on our ability to achieve projected increases in our customers’ net revenue yield and projected reductions in the total medical cost of the customer’s patient populations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Our Background” for more information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Our Background

Accretive Health is a leading provider of services that help healthcare providers generate sustainable improvements in their operating margins and healthcare quality while also improving patient, physician and staff satisfaction. Our core service offering helps U.S. healthcare providers to more efficiently manage their revenue cycles, which encompass patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections. Our quality and total cost of care service offering, introduced in 2010, can enable healthcare providers to effectively manage the health of a defined patient population, which we believe is a future direction of the manner in which healthcare services will be delivered in the United States.

At December 31, 2010 we provided our integrated revenue cycle service offering to 26 customers representing 66 hospitals as well as physician billing organizations associated with several of these customers, and our quality and total cost of care service offering to one of these customers, representing seven hospitals and 42 clinics.

Our integrated revenue cycle technology and services offering spans the entire revenue cycle. We help our revenue cycle customers increase the portion of the maximum potential patient revenue they receive, while reducing total revenue cycle costs. Our quality and total cost of care solution can help our customers identify the individuals who are most likely to experience an adverse health event and, as a result, incur high healthcare costs in the coming year. This data allows providers to focus greater efforts on managing these patients within and across the delivery system, as well as at home.

Our customers typically are multi-hospital systems, including faith-based or community healthcare systems, academic medical centers and independent ambulatory clinics, and their affiliated physician practice groups. To implement our solutions, we assume full responsibility for the management and cost of the operations we have contracted to manage and supplement the customer’s existing staff involved in such operations with seasoned Accretive Health personnel. A customer’s revenue improvements and cost savings generally increase over time as we deploy additional programs and as the programs we implement become more effective, which in turn provides visibility into our future revenue and profitability. In 2010, for example, approximately 87% of our net services revenue, and nearly all of our net income, was derived from customer contracts that were in place as of January 1, 2010.

Our revenue cycle management services customers have historically achieved significant net revenue yield improvements within 18 to 24 months of implementing our solution, with such customers operating under mature managed service contracts typically realizing 400 to 600 basis points in yield improvements in the third or fourth contract year. All of a customer’s yield improvements during the period we are providing services are attributed to our solution because we assume full responsibility for the management of the customer’s revenue cycle. Our methodology for measuring yield improvements excludes the impact of external factors such as changes in reimbursement rates from payors, the expansion of existing services or addition of new services, volume increases and acquisitions of hospitals or physician practices, which may impact net revenue but are not considered changes to net revenue yield.

We and our customers share financial gains resulting from our solutions, which directly aligns our objectives and interests with those of our customers. Both we and our customers benefit — on a contractually agreed-upon basis — from net revenue increases realized by the customers as a result of our services. To date, we have experienced a contract renewal rate of 100% (excluding exploratory new service offerings, a consensual termination following a change of control and a customer reorganization). Coupled with the long-term nature of our managed service contracts and the fixed nature of the base fees under each contract, our historical renewal experience provides a core source of recurring revenue.

We believe that current macroeconomic conditions will continue to impose financial pressure on healthcare providers and will increase the importance of managing their operations effectively and efficiently. Additionally, the continued operating pressures facing U.S. hospitals coupled with some of the underlying themes of healthcare reform legislation enacted in March 2010 make the efficient management of the revenue cycle, including collection of the full amount of payments due for patient services, and quality and total cost of care initiatives, among the most critical challenges facing healthcare providers today.

Our corporate headquarters are located in Chicago, Illinois, and we operate shared services centers and offices in Michigan, Illinois, Missouri, Florida and India. As of December 31, 2010, we had 1,991 full-time employees and 231 part-time employees, and managed approximately 8,200 of our customers’ employees who are involved in patient registration, health management information, procedure coding, billing and collections.

We refer to these functions collectively as the revenue cycle, and to the personnel involved in a customer’s revenue cycle as revenue cycle staff.

In evaluating our business performance, our management monitors various financial and non-financial metrics. On a monthly basis, our chief executive officer, chief financial officer and other senior leaders monitor our projected contracted annual revenue run rate (as described below), net patient revenue under management, aggregate net services revenue, revenue cycle operating costs, corporate-level operating expenses, cash flow and adjusted EBITDA. When appropriate, decisions are made regarding action steps to improve these overall operational measures. Our senior operational leaders also monitor the performance of each customer’s revenue cycle or quality and total cost of care operations through ten to twelve hospital-specific operating reviews each year. Such reviews typically focus on planned and actual operating results being achieved on behalf of our customers, progress against our operating metrics and planned and actual operating costs for that site. During these regular reviews, our senior operational leaders communicate to the operating teams suggestions to improve contract and operations performance and monitor the results of previous efforts. In addition, our senior management also monitors our ability to attract, hire and retain a sufficient number of talented employees to staff our growing business, and the development and performance of our proprietary technology.

We define our projected contracted annual revenue run rate, or PCARRR, as the total net services revenue we expect to receive during the subsequent twelve months from all customers under contract. We report PCARRR as a range as it includes estimates concerning our relative success in achieving incentive based payments over the next 12 months. We believe that PCARRR is a useful method to measure our overall business volume at a point in time and changes in the volume of our business over time because it eliminates the timing impact of contract signings within a specific quarterly or annual period.

By way of example, we generally expect that the annual revenues for our revenue cycle management services at contract maturity (which is generally reached in three and one-half to four years) for a representative hospital customer with $1 billion in net patient revenues will be approximately 5% of the provider’s net patient revenue, or approximately $50 million, consisting of $40 million of base fees, net of cost savings shared with the customer, and $10 million of incentive fees. For the same representative hospital customer for our quality and total cost of care service offering, which we introduced in 2010, we currently expect that the annual revenues will be approximately $60 million, consisting of up to $10 million in base fees and up to $50 million in incentive fees. We generally expect our incentive fees to improve over time as we introduce additional aspects of our operating model and as our predictive analytics improve with additional customer-specific details. Therefore, we generally expect our PCARRR for a specific customer engagement to increase annually until the contract is operating at maturity levels.

Seasonality

Our quarterly and annual net services revenue generally increased each period due to ongoing expansion in the number of hospitals subject to managed service contracts with us and increases in the amount of incentive payments earned. The timing of customer additions is not uniform throughout the year. We also experience fluctuations in incentive payments as a result of patients’ ability to accelerate or defer elective procedures, particularly around holidays such as Thanksgiving and Christmas. Generally, incentive payments earned are lower in the first quarter of each year and higher in the fourth quarter of each year. For example, incentive payments in the quarter ended March 31, 2010 were $12.3 million, or only 61% of the $20.2 million earned in the quarter ended December 31, 2009. As a result of incentive payment fluctuations, our adjusted EBITDA is typically lower in the first quarter of each fiscal year. For example, our adjusted EBITDA of $4.4 million for the quarter ended March 31, 2010 represented less than 10% of our $45.0 million of adjusted EBITDA for the year ended December 31, 2010. We expect this seasonality to continue in our business and we believe that first quarter adjusted EBITDA will average approximately 10% of full fiscal year adjusted EBITDA for the foreseeable future; provided, however, that due to the factors described above, as well as other factors, some of which may be beyond our control, our actual results could differ materially from these estimates.

Net Services Revenue

We derive our net services revenue primarily from service contracts under which we manage our customers’ revenue cycle or quality and total cost of care operations. Revenues from managed service contracts consist of base fees and incentive payments:

•	Base fee revenues represent our contractually-agreed annual fees for managing and overseeing our customers’ revenue cycle or quality and total cost of care operations. Following a comprehensive review of a customer’s operations, the customer’s base fees are tailored to its specific circumstances and the extent of the customer’s operations for which we are assuming operational responsibility; we do not have standardized fee arrangements.

•	Incentive payment revenues for revenue cycle management services represent the amounts we receive by increasing our customers’ net patient revenue and identifying potential payment sources for patients who are uninsured and underinsured. These payments are governed by specific formulas contained in the managed service contract with each of our customers. In general, we earn incentive payments by increasing a customer’s actual cash yield as a percentage of the contractual amount owed to such customer for the healthcare services provided.

•	Incentive payment revenues for quality and total cost of care services will represent our share of the provider community cost savings for our role in providing the technology infrastructure and for managing the care coordination process.

In addition, we earn revenue from other services, which primarily include our share of revenues associated with the collection of dormant patient accounts (more than 365 days old) under some of our service contracts. We also receive revenue from other services provided to customers that are not part of our integrated service offerings, such as procedure-by-procedure fee schedule reviews, physician advisory services or consulting on the billing for individuals receiving emergency room treatment.

Some of our service contracts entitle customers to receive a share of the cost savings we achieve from operating their revenue cycle. This share is returned to customers as a reduction in subsequent base fees. Our services revenue is reported net of cost sharing, and we refer to this as our net services revenue.

The following table summarizes the composition of our net services revenue for the year ended December 31, 2010 on a percentage basis:

Year
Ended
December 31,
2010

Net base fees for managed service contracts	86%
Incentive payments for managed service contracts	12%
Other services	2%

Total	100%

Net base fee and incentive payments were exclusively related to our revenue cycle management services in 2010. We were unable to record revenues for the benefits that may have been achieved in our quality and total cost of care services contract as the amounts were not yet sufficiently fixed and determinable to qualify for revenue recognition under our accounting policy. See “Results of Operations” for more information.

Costs of Services

Under our managed service contracts, we assume responsibility for all costs necessary to conduct the customers’ revenue cycle or quality and total cost of care operations that we have contracted to manage. Costs of services consist primarily of the salaries and benefits of the customers’ employees engaged in activities which are included in our contract and who are managed on-site by us, the salaries and benefits of our employees who are engaged in similar activities, the costs associated with vendors that provide services integral to the services we are contracted to manage and the costs associated with operating our shared services centers.

Under our managed service contracts, we assume responsibility for the costs necessary to conduct the customers’ revenue cycle or quality and total cost of care operations that we have contracted to manage. Costs of services consist primarily of:

•	Salaries and benefits of the customers’ employees engaged in activities which are included in our contract and who are assigned to work on-site with us. Under our contracts with our customers, we are responsible for the cost of the salaries and benefits for these employees of our customers. Salaries are paid and benefits are provided to such individuals directly by the customer, instead of adding these individuals to our payroll, because these individuals remain employees of our customers.

•	Salaries and benefits of our employees in our shared services centers (these individuals are distinct from on-site “infused management” discussed below) and the non-payroll costs associated with operating our shared service centers.

•	Costs associated with vendors that provide services integral to the customer’s services we are contracted to manage.

Costs of services were exclusively related to our revenue cycle management services in 2010.

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

Infused Management and Technology Expenses

We refer to our management and staff employees that we devote on-site to customer operations as infused management. Infused management and technology expenses consist primarily of the wages, bonuses, benefits, share based compensation, travel and other costs associated with deploying our employees on customer sites to guide and manage our customers’ revenue cycle or population health management operations. The employees we deploy on customer sites typically have significant experience in revenue cycle operations, core coordination, technology, quality control or other management disciplines. The other significant portion of these expenses is an allocation of the costs associated with maintaining, improving and deploying our integrated proprietary technology suite and an allocation of the costs previously capitalized for developing our integrated proprietary technology suite.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses for executive, sales, corporate information technology, legal, regulatory compliance, finance and human resources personnel, including wages, bonuses, benefits and share-based compensation; fees for professional services; share-based expense for stock warrants; insurance premiums; facility charges; and other corporate expenses. Professional services consist primarily of external legal, tax and audit services. The costs of developing the processes and technology for our emerging quality and total cost of care service offering prior to November 2010 when we signed our inaugural client are also included in selling, general and administrative expenses. We expect selling, general and administrative expenses to increase in absolute dollars as we continue to add information technology, human resources, finance, accounting and other administrative personnel as we expand our business.

We also expect to incur additional professional fees and other expenses resulting from future expansion and the compliance requirements of operating as a public company, including increased audit and legal expenses, investor relations expenses, increased insurance expenses, particularly for directors’ and officers’ liability insurance, and the costs of complying with Section 404 of the Sarbanes-Oxley Act. While these costs may initially increase as a percentage of our net services revenue, we expect that in the future these expenses will increase at a slower rate than our overall business volume, and that they will eventually represent a smaller percentage of our net services revenue.

Although we cannot predict future changes to the laws and regulations affecting us or the healthcare industry generally, we do not expect that any associated changes to our compliance programs will have a material effect on our selling, general and administrative expenses.

Interest Income (Expense)

Interest income is derived from the return achieved from our cash balances. We invest primarily in highly liquid, short-term investments, primarily those insured by the U.S. government. Interest expense for the year ended December 31, 2009 resulted from origination fees associated with our revolving line of credit, which we entered into on September 30, 2009.

Income Taxes

Income tax expense consists of federal and state income taxes in the United States and India. Although we had net operating loss carryforwards in 2008, our effective tax rate in 2008 was approximately 65%. This was due principally to the fact that a large portion of our operations is conducted in Michigan, which in 2008 began to impose a tax based on gross receipts in addition to tax based on net income. Although we continued to pay the Michigan gross receipts tax in 2009, our effective tax rate declined to approximately 17% in 2009, principally due to the release of $3.5 million of valuation allowances for deferred tax assets. Our effective tax rate in 2010 was 44% due principally to the gross receipts taxes paid to the State of Michigan and, to a lesser extent, other states. In the summer of 2010, a change in legislation substantially reduced the requirement for us to pay taxes on any future gross receipts in Michigan. We expect our overall effective tax rate to be approximately 40% in future years because we have minimal net operating loss carryforwards and the impact of the various remaining state gross receipts taxes will become less significant in relation to other income-based taxes. We also expect our income tax expense to increase in absolute dollars as our income increases.

Application of Critical Accounting Policies and Use of Estimates

Our consolidated financial statements reflect the assets, liabilities and results of operations of Accretive Health, Inc. and our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Our consolidated financial statements have been prepared in accordance with GAAP.

The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in our consolidated financial statements and the accompanying notes. We regularly evaluate the accounting policies and estimates we use. In general, we base estimates on historical experience and on assumptions that we believe to be reasonable given our operating environment. Estimates are based on our best knowledge of current events and the actions we may undertake in the future. Although we believe all adjustments considered necessary for fair presentation have been included, our actual results may differ materially from our estimates.

We believe that the accounting policies described below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements. In addition, we believe that a discussion of these policies is necessary to understand and evaluate the consolidated financial statements contained in this Annual Report on Form 10-K. For further information on our critical and other significant accounting policies, see note 2 to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

Revenue Recognition

Our managed service contracts generally have an initial term of four to five years and various start and end dates. After the initial terms, these contracts renew annually unless canceled by either party. Revenue from managed service contracts consists of base fees and incentive payments.

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

Some of our service contracts entitle customers to receive a share of the cost savings achieved from operating their revenue cycle. This share is credited to the customers as a reduction in subsequent base fees. Services revenue is reported net of cost sharing and is referred to as net services revenue.

Our managed service contracts generally allow for adjustments to the base fee. Adjustments typically occur at 90, 180 or 360 days after the contract commences, but can also occur at subsequent dates as a result of factors including changes to the scope of operations and internal and external audits. All adjustments, the timing of which is often dependent on factors outside our control and which can increase or decrease revenue and operating margin, are recorded in the period the changes are known and collectibility of any additional fees is reasonably assured. Any such adjustments may cause our quarter-to-quarter results of operations to fluctuate. Adjustments may vary in direction, frequency and magnitude and generally have not materially affected our annual revenue trends, margin trends, and visibility.

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

Accounts Receivable and Allowance for Uncollectible Accounts

Base fees and incentive payments are billed to customers quarterly. Base fees received prior to when services are delivered are classified as deferred revenue.

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

Fair Value of Financial Instruments

We record our financial assets and liabilities at fair value. The accounting standard for fair value (i) defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date, (ii) establishes a framework for measuring fair value, (iii) establishes a hierarchy of fair value measurements based upon the observability of inputs used to value assets and liabilities, (iv) requires consideration of nonperformance risk, and (v) expands disclosures about the methods used to measure fair value.

The accounting standard establishes a three-level hierarchy of measurements based upon the reliability of observable and unobservable inputs used to arrive at fair value. Observable inputs are independent market data, while unobservable inputs reflect our assumptions about valuation. The three levels of the hierarchy are defined as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets and liabilities;

•	Level 2: Inputs other than quoted prices but are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

•	Level 3: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Our financial assets which are required to be measured at fair value on a recurring basis consist of cash and cash equivalents, which are invested in highly liquid money market funds and treasury securities and accordingly classified as level 1 assets in the fair value hierarchy. We do not have any financial liabilities which are required to be measured at fair value on a recurring basis.

Software Development

We apply the provisions of Accounting Standards Codification, or ASC, 350-40, Intangibles — Goodwill and Other — Internal-Use Software, which requires the capitalization of costs incurred in connection with developing or obtaining internal use software. In accordance with ASC 350-40, we capitalize the costs of internally-developed, internal use software when an application is in the development stage. This generally occurs after the overall design and functionality of the application has been approved and our management has committed to the application’s development. Capitalized software development costs consist of payroll and payroll-related costs for employee time spent developing a specific internal use software application or related enhancements, and external costs incurred that are related directly to the development of a specific software application.

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

As of December 31, 2008 and in all prior periods, a valuation allowance was provided for all of our net deferred tax assets. As a result of our improved operations, in 2009 we determined that it was no longer necessary to maintain a valuation allowance for all of our deferred tax assets.

At December 31, 2009 and 2010, the primary sources of our deferred taxes were:

•	differences in timing of depreciation on fixed assets;

•	the timing of revenue recognition arising from incentive payments;

•	employee compensation expense arising from stock options; and

•	costs associated with the issuance of warrants to purchase shares of our common stock.

Beginning January 1, 2008, with the adoption of ASC 740-10, Income Taxes — Overall, we recognize the financial statement effects of a tax position only when it is more likely than not that the position will be sustained upon examination. Tax positions taken or expected to be taken that are not recognized under the pronouncement are recorded as liabilities. Interest and penalties relating to income taxes are recognized in our income tax provision in the statements of consolidated operations.

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

Restricted Stock Plan.  Our restricted stock plan was adopted by our board of directors in March 2004, amended in June 2004, August 2004 and February 2005. As of February 28, 2011, all shares of common stock outstanding under our restricted stock plan were vested. We made the following grants to employees, directors and consultants under the restricted stock plan:

•	In June 2004, we issued shares of common stock to certain employees and directors. In January 2005, we issued additional shares of common stock to a member of our board of directors. These shares vested on various schedules ranging from immediate vesting to vesting over a period of 48 months. As a result, we recorded share-based compensation expense of $2,328 in 2008. We did not record any share-based compensation expense in 2009 or 2010 relating to these issuances.

Ascension Health Stock and Warrants.  In October 2004, Ascension Health became our founding customer. Since then, in exchange for its initial start-up assistance and subsequent sales and marketing assistance, we have issued common stock and granted warrants to Ascension Health, as described below:

•	Initial Stock Issuance and Protection Warrant Agreement. In October and November 2004, we issued 3,537,306 shares of common stock to Ascension Health, then representing a 5% ownership interest in our company on a fully-diluted basis, and entered into a protection warrant agreement under which Ascension Health was granted the right to purchase additional shares of common stock from time to time for $0.003 per share when Ascension Health’s ownership interest in our company declined below 5% due to our issuance of additional stock or rights to purchase stock. The protection warrant agreement expired on the closing of our initial public offering in May 2010. We made the initial stock grant and entered into the protection warrant agreement because Ascension Health agreed to provide us with an operational laboratory and related start-up consulting services in connection with our development of our initial revenue cycle management service offering.

In 2008 and 2009, we granted Ascension Health the right to purchase 91,183 and 136,372 shares of common stock for $0.003 per share, respectively, pursuant to the protection warrant agreement. We accounted for the costs associated with these purchase rights as a reduction in base fee revenues due to us from Ascension Health because we could not reasonably estimate the fair value of the services provided by Ascension Health. Accordingly, we reduced the amount of our base fee revenues from Ascension Health by $0.9 million and $1.7 million in 2008 and 2009, respectively. There were no grants associated with this agreement during 2010 and no costs were recorded. As of December 31, 2010, there were no protection warrants outstanding and no additional warrant rights may be earned under this agreement. For additional information regarding our relationship with Ascension Health, see “Related Person Transactions — Transactions With Ascension Health”.

•	Supplemental Warrant. Pursuant to a supplemental warrant agreement that became effective in November 2004, Ascension Health had the right to purchase up to 3,537,306 shares of our common stock based upon the achievement of specified milestones relating to its sales and marketing assistance. The supplemental warrant agreement expired on the closing of our initial public offering in May 2010.

During March 2008, Ascension Health earned the right to purchase 437,268 shares of common stock for $10.25 per share, and we recorded $2.4 million in marketing expense.

During March 2009, Ascension Health earned the right to purchase 437,264 shares of common stock for $13.02 per share, and we recorded $2.8 million in marketing expense. No warrants were earned during year ended December 31, 2010. Ascension Health was issued 615,649 shares of common stock as a result of cashless exercise of outstanding supplemental warrants during the year ended December 31, 2010. The supplemental warrant with respect to 437,264 shares of common stock expired in connection with our initial public offering.

As of December 31, 2010, there were no supplemental warrants outstanding; no additional warrant rights may be earned under the Supplemental Warrant Agreement.

Licensing and Consulting Warrant.  In conjunction with the start of our business, in February 2004, we executed a term sheet with a consulting firm and its principal, Zimmerman LLC (formerly known as Zimmerman and Associates) and Michael Zimmerman, respectively, contemplating that we would grant to Mr. Zimmerman a warrant, with an exercise price equal to the fair market value of our common stock upon grant, to purchase shares of our common stock then representing 2.5% of our equity in exchange for exclusive rights to certain revenue cycle methodologies, tools, technology, benchmarking information and other intellectual property, plus up to another 2.5% of our equity at the time of grant if the firm’s introduction of us to senior executives at prospective customers resulted in the execution of managed service contracts between us and such customers. In January 2005, we formalized the license and warrant grant contemplated by the term sheet and granted to Mr. Zimmerman a warrant to purchase 3,266,668 shares of our common stock for $0.29 per share, representing 5% of our equity at that time. In 2005, we recorded $0.5 million in selling, general and administrative expense in conjunction with this warrant grant. Mr. Zimmerman subsequently assigned certain of the warrant rights to trusts, the beneficiaries of which are members of Mr. Zimmerman’s immediate family. In December 2010, Mr. Zimmerman and the trusts exercised the warrant rights in full to purchase 3,266,668 shares of our common stock for $0.29 per share. As of December 31, 2010, the warrant was no longer outstanding and no additional warrant rights may be earned under this agreement.

We used the Black-Scholes option pricing model to determine the estimated fair value of the above purchase rights at the date earned. The following table sets forth the significant assumptions used in the model during 2008 and 2009:

	Year Ended December 31,
	2008	2009

Future dividends	—	—
Risk-free interest rate	3.45%	2.91%
Expected volatility	50%	50%
Expected life(1)	6.6 years	5.6 years

(1)	Expected life applies to Ascension Health’s supplemental warrant only, since the other warrants were fully vested upon grant.

Stock Option Plans.  In December 2005, our board of directors approved a stock option plan, which provided for the grant of stock options to employees, directors and consultants. The plan was amended and restated in February 2006 and further amended in May 2007, October 2008, January 2009 and November 2009. In April 2010, we adopted a new 2010 stock incentive plan, or the 2010 plan, which became effective immediately prior to the closing of our initial public offering and, accordingly, no further stock option grants will be made under the 2006 plan. The 2010 plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards.

As of December 31, 2010, an aggregate of 15,749,404 shares were subject to outstanding options under both plans, and 8,054,762 shares were available for grant. To the extent that previously granted awards under the 2006 plan or 2010 plan expire, terminate or are otherwise surrendered, cancelled, forfeited, or repurchased by us, the number of shares available for future awards under the 2010 plan will increase, up to a maximum of 24,374,756 shares. Under the terms of both plans, all options will expire if they are not exercised within ten years after the grant date. Substantially all of the options vest over four years at a rate of 25% per year on each grant anniversary date. Options granted under the 2006 plan can be exercised immediately upon grant, but upon exercise the shares issued are subject to the same vesting and repurchase provisions that applied before the exercise. Options granted under the 2010 plan cannot be exercised prior to vesting.

We use the Black-Scholes option pricing model to determine the estimated fair value of each option as of its grant date. These inputs are subjective and generally require significant analysis and judgment to develop.

The following table sets forth the significant assumptions used in the Black-Scholes model to calculate stock-based compensation expense for grants made during 2008, 2009 and 2010.

	Year Ended December 31,
	2008	2009	2010

Future dividends	—	—	—
Risk-free interest rate	2.8 to 4.0%	1.6% to 3.2%	1.6% to 2.6%
Expected volatility	50%	50%	50%
Expected life	6.25 years	6.25 years	6.25 years
Forfeitures	3.75% annually	4.25% annually	4.25% annually

As a newly public company, it is not practical for us to estimate the expected volatility of our share prices based on our limited public trading history. Therefore, we estimated the expected volatility by reviewing the historical volatility of the common stock of public companies that operate in similar industries or were similar in terms of stage of development or size and then projecting this information toward our future expected results. We used judgment in selecting these companies, as well as in evaluating the available historical and implied volatility for these companies.

We aggregated all employees into one pool for valuation purposes. The risk-free rate is based on the U.S. treasury yield curve in effect at the time of grant.

The plan was not in existence a sufficient period for us to have used our historical experience to estimate expected life. Furthermore, data from other companies was not readily available. Therefore, we estimated our stock options’ expected life using a simplified method based on the average of each option’s vesting term and original contractual term.

An estimated forfeiture rate derived from our historical data and our estimates of the likely future actions of option holders was applied when recognizing the share-based compensation expense of the options.

We continue to use judgment in evaluating the expected term, volatility and forfeiture rate related to our share-based compensation on a prospective basis, and in incorporating these factors into the Black-Scholes pricing model. Higher volatility and longer expected lives result in an increase to total share-based compensation expense determined at the date of grant. In addition, any changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period that the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the share-based compensation expense recognized in our consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the share based compensation expense recognized in our consolidated financial statements. These adjustments will affect our infused management and technology expenses and selling, general and administrative expenses.

For service-based equity awards, which represent all outstanding option grants as of December 31, 2010, compensation expense is recognized, net of forfeitures, using a straight-line method over the applicable vesting period. Quarterly, the stock based compensation expense is adjusted to reflect 100% of expense for options that vested during the period. The allocation of this cost between cost of services, selling, general and administrative expenses and infused management and technology expenses will depend on the salaries and work assignments of the personnel holding these stock options.

Prior to our initial public offering, stock options represented the right to purchase shares of our non-voting common stock. All outstanding non-voting common stock converted into voting common stock on a share-for-share basis effective May 19, 2010, and accordingly, stock options to purchase non-voting common stock represent stock options to purchase voting common stock, with no other changes in their terms.

As of December 31, 2010, we had $52.0 million of total unrecognized share-based compensation expense related to employee stock options. We expect to recognize this cost over a weighted-average period of 2.8 years after January 1, 2011. The allocation of this cost between cost of services, selling, general and administrative expenses and infused management and technology expenses will depend on the salaries and work assignments of the personnel holding these stock options.

Determination of Fair Value.  Valuing the share price of a privately-held company is complex. We believe that prior to our initial public offering we used reasonable methodologies, approaches and assumptions in assessing and determining the fair value of our common stock for financial reporting purposes. Prior to our initial public offering, we determined the fair value of our common stock through periodic internal valuations that were approved by our board of directors. The fair value approved by our board was used for all option grants until such time as a new determination of fair value was made. To date, and as permitted by our stock option plan, our chief executive officer has selected option recipients and determined the number of shares covered by, and the timing of, option grants.

Our stock valuations used a combination of the market-comparable approach and the income approach to estimate an enterprise value of our company at each valuation date. Our board considered the following factors when determining the fair value of our common stock:

•	our financial condition, sales levels and results of operations during the relevant period;

•	developments in our business;

•	hiring of key personnel;

•	forecasts of our financial results and market conditions affecting our industry;

•	market values, sales levels and results of operations for public companies that we consider comparable in terms of size, service offerings and maturity;

•	the superior rights and preferences of outstanding securities that were senior to our common stock; and

•	the illiquid nature of our common stock

There is inherent uncertainty in the forecasts and projections that were used in our common stock valuations prior to our initial public offering. If we had made different assumptions and estimates than those described above, the amount of our share-based compensation expense, net income or loss and related per-share amounts could have been materially different.

For grants following the initial public offering, we utilized market-based share prices of our common stock in the Black-Scholes option pricing model to calculate the fair value of our common stock option awards. The Black-Scholes model involves a number of highly subjective estimates such as the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated forfeitures over the applicable vesting period, and the estimated volatility of our common common stock over the expected term.

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

Results of Operations

The following table sets forth consolidated operating results and other operating data for the periods indicated.

	Year Ended December 31,
	2008	2009	2010
	(In thousands)

Statement of Operations Data:
Net services revenue	$398,469	$510,192	$606,294
Costs of services	335,211	410,711	478,276

Operating margin	63,258	99,481	128,018

Infused management and technology expense	39,234	51,763	64,029
Selling, general and administrative expense	21,227	30,153	41,671

Total operating expenses	60,461	81,916	105,700
Income from operations	2,797	17,565	22,318
Net interest income (expense)	710	(9)	29

Income before provision for income taxes	3,507	17,556	22,347
Provision for income taxes	2,264	2,966	9,729

Net income	$1,243	$14,590	$12,618

Operating Expense Details:
Infused management and technology expense, excluding depreciation and amortization expense and share-based compensation expense	$35,079	$45,365	$53,230
Selling, general and administrative expense, excluding depreciation and amortization expense and share-based compensation expense	16,879	22,940	32,280
Depreciation and amortization expense(1)	2,540	3,921	4,866
Share-based compensation expense(1)(2)	5,963	9,690	15,324

Total operating expenses	$60,461	$81,916	$105,700

(1)	In 2010, as our shared services centers model adoption by customers increased, we started allocating a portion of our share-based compensation expense and depreciation and amortization expense to cost of services. For the year ended December 31, 2010, $1,291 of depreciation and amortization expense was allocated to cost of services.

(2)	Share-based compensation expense includes share-based compensation expense and warrant-related expense, exclusive of warrant expense of $921 and $1,736 which was classified as a reduction in base fee revenue for the years ended December 31, 2008 and 2009, respectively. No such reduction was recorded for the year ended December 31, 2010 as all warrants had been earned and therefore there was no stock warrant expense. For the year ended December 31, 2010, $1,225 of share-based compensation expense was allocated to cost of services.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2010

Net Services Revenue

The following table summarizes the composition of our net services revenue for the years ended December 31, 2009 and 2010:

	2009	2010
	(In thousands)

Net base fees for managed service contracts	$434,281	$518,243
Incentive payments for managed service contracts	64,033	74,663
Other services	11,878	13,388

Total	$510,192	$606,294

Net services revenue increased by $96.1 million, or 18.8%, to $606.3 million for the year ended December 31, 2010 from $510.2 million for the year ended December 31, 2009. The largest component of the increase, net base fee revenue, increased by $84.0 million, or 19.3%, to $518.2 million for the year ended December 31, 2010 from $434.3 million for the year ended December 31, 2009, primarily due to an increase in the number of hospitals with whom we had managed service contracts. The number of hospitals increased to 66 as of December 31, 2010 from 54 as of December 31, 2009. Of the $84.0 million increase in net base fee revenues, $65.2 million was attributable to new managed service contracts entered into during 2010. In addition, incentive payment revenues increased by $10.6 million, or 16.6%, to $74.7 million for the year ended December 31, 2010 from $64.0 million for the year ended December 31, 2009, consistent with the increases that generally occur as our managed service contracts mature. All other revenues increased by $1.5 million, or 12.7%, to $13.4 million for the year ended December 31, 2010 from $11.9 million for the year ended December 31, 2009, as we increased the number of customers using our dormant patient accounts receivable collection services and continued to expand our specialized services such as emergency room physician advisory services. We recognized no revenue from our quality and total cost of care offering in 2010. Our projected contracted annual revenue run rate at December 31, 2010 was $698 million to $713 million compared to $509 million to $519 million at December 31, 2009. Based on the midpoint of the two ranges, our projected contracted annual revenue run rate as of December 31, 2010 increased by $192 million, or 37.3%.

Costs of Services

Our costs of services increased by $67.6 million, or 16.5%, to $478.3 million for the year ended December 31, 2010 from $410.7 million for the year ended December 31, 2009. The increase in costs of services was primarily attributable to the increase in the number of hospitals for which we provide managed services.

Operating Margin

Operating margin increased by $28.5 million, or 28.7%, to $128.0 million for the year ended December 31, 2010 from $99.5 million for the year ended December 31, 2009. The increase consisted primarily of:

•	$10.6 million in additional incentive payments under managed service contracts;

•	an increase of $16.5 million in the operating efficiencies associated with our revenue cycle operations including the impact of shared service center adoptions; and

•	reduction of $1.7 million in costs related to the issuance of warrants to Ascension Health as there were no warrants issued to Ascension Health in the year ended December 31, 2010.

The increase in operating margin in absolute dollars was accompanied by an increase in operating margin as a percentage of net services revenue to 21.1% for the year ended December 31, 2010 from 19.5% for the year ended December 31, 2009, primarily due to an increased ratio of mature managed service contracts to new managed service contracts.

Operating Expenses

Infused management and technology expenses increased by $12.3 million, or 23.7%, to $64.0 million for the year ended December 31, 2010 from $51.8 million for the year ended December 31, 2009. The increase in infused management and technology expenses was primarily due to the increase in the number of our management personnel deployed at customer facilities, reflecting an increase in the number of hospitals with whom we had managed service contracts, and an increase of $1.0 million in costs to operate our inaugural quality and total cost of care contract, as well as the items noted below.

Selling, general and administrative expenses increased by $11.5 million, or 38.2%, to $41.7 million for the year ended December 31, 2010 from $30.2 million for the year ended December 31, 2009. The increase included $3.4 million to develop our new quality and total cost of care offering, $2.8 million for increases in sales and marketing personnel costs, $1.5 million for a provision for bad debt expense, and $1.3 million in costs related to becoming a public company. The increase also included $2.2 million of additional depreciation, amortization and share-based compensation expense as discussed below.

We allocate share-based compensation expense and depreciation and amortization expense between cost of services, infused management expenses and selling, general and administrative expenses. During the year ended December 31, 2010, the following changes affected the operating expenses categories:

•	Depreciation and Amortization expense increased by $0.9 million, or 24.1%, to $4.9 million for the year ended December 31, 2010 from $3.9 million for the year ended December 31, 2009, due to the addition of computer equipment, furniture and fixtures, and other property to support our growing operations. Amortization expense increased mainly due to amortization of internally developed software.

•	Share-based compensation expense, which includes both stock-based compensation expense and stock warrant expense, increased $5.6 million, or 58.1%, to $15.3 million in the year ended December 31, 2010 from $9.7 million for the year ended December 31, 2009. The increase was due to an additional $8.4 million of option expense relating to stock option grants during the current year and vesting of previously granted stock options associated with the continued increase in the number of employees, offset by a decrease in stock warrant expense charge of $2.8 million.

In 2010, approximately $1.2 million and $1.3 million of stock-based compensation expense and depreciation and amortization expense, respectively was allocated to cost of services due to the expansion of our shared services centers.

Income Taxes

Tax expense increased by $6.8 million, to $9.7 million for the year ended December 31, 2010 from $3.0 million for the year ended December 31, 2009. The increase in 2010 tax expense was primarily due to the increase in taxable income during the period and release of deferred tax asset valuation allowance of $3.5 million in 2009. Our tax provision for the year ended December 31, 2010 was equal to approximately 44% of our pre-tax income and differed from the federal statutory rate of 35% mainly due to the impact of certain state taxes which are based on gross receipts, as compared to 17% for the year ended December 31, 2009. The 17% tax rate in 2009 was mainly due to the release of the tax valuation allowance in 2009.

Net Income

Net income decreased $2.0 million, to $12.6 million for the year ended December 31, 2010 from net income of $14.6 million for the year ended December 31, 2009. Although our income from operations increased by $4.8 million during the year ended December 31, 2010, it was offset by the increase in our income tax expense of $6.8 million. The increase in 2010 income tax expense was primarily the result of the increase in taxable income during 2010 and release of deferred tax valuation allowance of $3.5 million in 2009, which reduced our overall tax liability in that year.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2009

Net Services Revenue

The following table summarizes the composition of our net services revenue for the years ended December 31, 2008 and 2009:

	2008	2009
	(In thousands)

Net base fees for managed service contracts	$350,085	$434,281
Incentive payments for managed service contracts	38,971	64,033
Other services	9,413	11,878

Total	$398,469	$510,192

Net services revenue increased $111.7 million, or 28.0%, to $510.2 million for the year ended December 31, 2009 from $398.5 million for the year ended December 31, 2008. The largest component of the increase, net base fee revenue, increased $84.2 million, or 24.1%, to $434.3 million for the year ended December 31, 2009 from $350.1 million for the year ended December 31, 2008, primarily due to an increase in the number of hospitals with whom we had managed service contracts from 46 as of December 31, 2008 to 54 as of December 31, 2009. Of the $84.2 million increase in net base fee revenues, $61.1 million was attributable to new managed service contracts entered into during 2009. In addition, incentive payment revenues increased by $25.1 million, or 64.3%, to $64.0 million for the year ended December 31, 2009 from $39.0 million for the year ended December 31, 2008, consistent with the increases that generally occur as our managed service contracts mature. All other revenues increased by $2.5 million, or 26.2%, to $11.9 million for the year ended December 31, 2009 from $9.4 million for the year ended December 31, 2008, as we increased the number of customers using our dormant patient accounts receivable collection services and continued to expand our specialized services such as emergency room physician advisory services. Net patient revenue under our management increased by $2.7 billion, or 29.7%, to $12.0 billion for the year ended December 31, 2009 from $9.2 billion for the year ended December 31, 2008. Our projected contracted annual revenue run rate at December 31, 2009 was $509 million to $519 million compared to $421 million to $430 million at December 31, 2008. Based on the midpoint of the two ranges, our projected contracted annual revenue run rate as of December 31, 2009 increased by $89 million, or 20.8%.

Costs of Services

Our costs of services increased $75.5 million, or 22.5%, to $410.7 million for the year ended December 31, 2009 from $335.2 million for the year ended December 31, 2008. The increase in costs of services was primarily attributable to the increase in the number of hospitals for which we provide managed services.

Operating Margin

Operating margin increased $36.2 million, or 57.3%, to $99.5 million for the year ended December 31, 2009 from $63.3 million for the year ended December 31, 2008. The increase consisted primarily of:

•	$25.1 million in additional incentive payments under managed service contracts;

•	an increase of $0.6 million in the operating margin associated with our other services, as a result of the continued expansion of our dormant patient accounts receivable collection and other ancillary services; and

•	a reduction of $11.3 million in revenue cycle operating costs under managed service contracts, net of customer cost sharing.

The above was partially offset by an increase of $0.8 million in costs related to the issuance of warrants to Ascension Health during the year ended December 31, 2009.

The increase in operating margin in absolute dollars was accompanied by an increase in operating margin as a percentage of net services revenue from 15.9% for the year ended December 31, 2008 to 19.5% for the year ended December 31, 2009, primarily due to an increased ratio of mature managed service contracts to new managed service contracts.

Operating Expenses

Infused management and technology expenses increased $12.6 million, or 31.9%, to $51.8 million for the year ended December 31, 2009 from $39.2 million for the year ended December 31, 2008. The increase in infused management and technology expenses was primarily due to the increase in the number of our management personnel deployed at customer facilities, reflecting an increase in the number of hospitals with whom we had managed service contracts, as well as the items noted below.

Selling, general and administrative expenses increased $8.9 million, or 42.1%, to $30.2 million for the year ended December 31, 2009 from $21.2 million for the year ended December 31, 2008. The increase included $1.4 million of costs, or 15.3% of the increase, for enhancing and maintaining our accounting systems, documenting internal controls, establishing an internal audit function and other costs associated with our preparation to be a public company. The increase also included additional research and development costs of $1.0 million, or 11.4% of the increase, to develop our new quality/cost service initiative. The increase also included $2.8 million, or 31.8% of the increase, related to additional depreciation, amortization and share-based compensation expenses, as discussed below. The remaining increase of $3.7 million, or 41.5% of the increase, was primarily due to increases in our personnel costs to support our expanding customer base.

We allocate our other operating expenses between the infused management expenses and selling, general and administrative expenses. During the year ended December 31, 2009, the following changes affected both categories:

•	Share-based compensation expense increased $3.4 million, or 94.8%, to $6.9 million for the year ended December 31, 2009 from $3.6 million for the year ended December 31, 2008 due to employee option grants and vesting of previously granted stock options associated with the continued expansion of our personnel and the increase in the fair market value of our stock, which increases the cost of option grants calculated using the provisions of ASC 718.

•	Depreciation expense increased $0.7 million, or 50.6%, to $2.0 million for the year ended December 31, 2009 from $1.3 million for the year ended December 31, 2008, due to the addition of computer equipment, furniture and fixtures, and other property to support our growing operations.

•	Amortization expense increased $0.7 million, or 58.5%, to $1.9 million for the year ended December 31, 2009 from $1.2 million for the year ended December 31, 2008. The majority of this increase resulted from amortization of internally developed software.

Income Taxes

Tax expense increased $0.7 million, or 31.0%, to $3.0 million for the year ended December 31, 2009 from $2.3 million for the year ended December 31, 2008. The increase in 2009 tax expense was primarily due to the increase in taxable income during the period, offset by the release of deferred tax asset valuation allowance of $3.5 million. Our tax provision for the year ended December 31, 2009 was equal to approximately 17% of our pre-tax income as compared to 65% for the year ended December 31, 2008. The decrease was mainly due to the release of the tax valuation allowance.

Net Income

Net income increased $13.3 million, to $14.6 million for the year ended December 31, 2009 from net income of $1.2 million for the year ended December 31, 2008. The increase in net income was primarily due to the increase in operating income, offset by a decrease of $0.7 million in net interest income.

Liquidity and Capital Resources

Our primary source of liquidity is our cash flows from operations. Given our current cash and cash equivalents, which consist primarily of demand deposits, highly liquid money market funds and treasury securities, and accounts receivable, we believe that we will have sufficient liquidity to fund our business and meet our contractual obligations for at least the next 12 months. We expect that the combination of our current liquidity and expected additional cash generated from operations will be sufficient for our planned capital expenditures, which are expected to consist primarily of capitalized software, and other investing activities, in the next 12 months.

Cash and cash equivalents increased by $111.9 million from $43.7 million at December 31, 2009 to $155.6 million at December 31, 2010, primarily as a result of proceeds received from our initial public offering in May 2010 and cash flows from operations. Cash and cash equivalents decreased $8.0 million, from $51.7 million at December 31, 2008 to $43.7 million at December 31, 2009, primarily due to the payment of dividends.

Our receivables could be exposed to financial risks, such as credit risk and liquidity risk. Credit risk is the risk of financial loss to us if a counterparty fails to meet its contractual obligations. Liquidity risk is the risk that we will not be able to meet our obligations as they come due. We seek to limit our exposure to credit risk through efforts to reduce our customer concentration and our quarterly assessment of customer creditworthiness, and to liquidity risk by managing our cash flows.

Operating Activities

Cash flows generated by operating activities totaled $39.5 million, $15.1 million and $32.0 million for the years ended December 31, 2008, 2009 and 2010, respectively. Our net income plus our non-cash adjustments to net income for depreciation, amortization and share-based compensation increased by $5.4 million during the year ended December 31, 2010 as compared to the year ended December 31, 2009, primarily due to the higher net services revenue and operating margin. While our net income increased by $13.3 million during the year ended December 31, 2009 as compared to the year ended December 31, 2008, cash provided by operations was lower in 2009 than 2008 due to the timing of payments from customers and to vendors. Receivables from customers increased by $4.3 million, $7.3 million and $26.4 million during the years ended December 31, 2008, 2009 and 2010, respectively, primarily due to increased net services revenue and the timing of customer payments. Non-cash adjustments for excess tax benefits were $11.9 million in the year ended December 31, 2010 due to warrant and stock option exercises. Payables increased by $15.5 million and $18.1 million for the years ended December 31, 2008 and 2010, respectively, primarily due to growth in our business and decreased by $6.1 million during 2009 due to the timing of payments at year end. Accrued service costs increased by $3.7 million, $4.2 million and $10.9 million for the years ended December 31, 2008, 2009 and 2010, respectively, as we grew our customer base from 46 sites at the beginning of 2008 to 66 at the end of 2010. While our business continued to grow during the years ended December 31, 2009 and 2010, deferred revenue decreased by $0.4 million and $0.8 million, respectively, as a result of the timing of customer payments at year end. Deferred revenue increased by $10.3 million during the year ended December 31, 2008, primarily due to growth in our business and timing of customer payments.

Investing Activities

Cash used in investing activities was $6.1 million, $7.2 million and $16.9 million for the years ended December 31, 2008, 2009 and 2010, respectively. For all three years, use of cash primarily related to our purchases of furniture, fixtures, computer hardware, software and other property to support the growth of our business.

Financing Activities

Cash provided by financing activities was $97.1 million for the year ended December 31, 2010, primarily due to the receipt of proceeds from our initial public offering in May 2010.

Cash used in financing activities was $16.0 million for the year ended December 31, 2009 as compared to $16.3 million for the year ended December 31, 2008. These uses of cash are primarily due to the $15 million and $14.9 million of dividends declared by our board of directors in July 2008 and August 2009, respectively. The 2009 dividend was paid on all outstanding shares of common and preferred stock and aggregated $14.9 million. The reported figures are net of proceeds from stock option exercises and the repayment of non-executive employee loans. The net cash used in 2008 includes $1.5 million related to the repurchase of common stock from one of our initial employees. There were nominal repurchases in 2009 and none in 2010. Additionally, we incurred $2.9 million and $2.7 million of cash costs related to our efforts to prepare for our initial public offering during the years ended December 31, 2009 and 2010, respectively. No such costs were incurred in 2008.

Revolving Credit Facility

On September 30, 2009, we entered into a $15 million revolving line of credit with the Bank of Montreal, which may be used for working capital and general corporate purposes. Any amounts outstanding under the line of credit will accrue interest at LIBOR plus 4% and are secured by substantially all of our assets. Advances under the line of credit are limited to a borrowing base and a cash deposit account which will be established at the time borrowings occur. The line of credit has an initial term of two years and is renewable annually thereafter. As of December 31, 2010, we had no amounts outstanding under this line of credit; however, letters of credit to various landlords in the aggregate of approximately $1.9 million reduced our available line of credit to $13.1 million. The line of credit contains restrictive covenants which limit our ability to, among other things, enter into other borrowing arrangements and pay dividends.

Future Capital Needs

We intend to fund our future growth over the next 12 months with funds generated from operations, our net proceeds from our 2010 initial public offering and our revolving line of credit. Over the longer term, we expect that cash flows from operations, supplemented by short-term and long-term financing, as necessary, will be adequate to fund our day-to-day operations and capital expenditure requirements. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our accounts receivable, our relative levels of debt and equity, and the overall condition of the credit markets.

Contractual Obligations

The following table presents our obligations and commitments to make future payments under contracts, such as lease agreements, and under contingent commitments as of December 31, 2010:

	Year Ended December 31,
					2015 and
	2011	2012	2013	2014	Beyond	Total
	(In thousands)

Minimum lease payments	$3,196	$2,593	$2,470	$2,466	$12,751	$23,476

Total	$3,196	$2,593	$2,470	$2,466	$12,751	$23,476

We rent office space and equipment under a series of operating leases, primarily for our Chicago corporate office, shared service centers and India operations. Lease payments are amortized to expense on a straight-line basis over the lease term. As of December 31, 2010, the Chicago corporate office consisted of approximately 50,000 square feet in a multi-story office building.

Pursuant to the master services agreement between us and Ascension Health and our individual agreements with hospitals affiliated with Ascension Health that contract for our services, our fees are subject to adjustment in the event specified performance milestones are not met, which could result in a reduction in future fees payable to us by such hospitals but would not obligate us to refund any payments. These potential reductions in future fees are not reflected in the above table because the amounts cannot be quantified and because, based on our experience to date, we do not anticipate that there will be any permanent reduction in future fees under these provisions. For additional information regarding these contract provisions, see “Related Person Transactions — Transactions With Ascension Health”.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update, or ASU, No. 2010-09 to amend ASC 855, Subsequent Events, which applies with immediate effect. The ASU removes the requirement to disclose the date through which subsequent events were evaluated in both originally issued and reissued financial statements for SEC filers.

In October 2009, the FASB issued ASU No. 09-13, Revenue Recognition — Multiple Deliverable Revenue Arrangements, or ASU 09-13. ASU 09-13 updates the existing multiple-element revenue arrangements guidance currently included in FASB ASC 605-25. The revised guidance provides for two significant changes to the existing multiple element revenue arrangements guidance. The first change relates to the determination of when the individual deliverables included in a multiple element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. Together, these changes are likely to result in earlier recognition of revenue and related costs for multiple-element arrangements than under the previous guidance. This guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised multiple element revenue arrangements guidance will be effective for the first annual reporting period beginning on or after June 15, 2010, however, early adoption is permitted, provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We expect that the adoption of the ASU will have no material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures. ASU 2010-06 provides new and amended disclosure requirements related to fair value measurements. Specifically, this ASU requires new disclosures relating to activity within Level 3 fair value measurements, as well as transfers in and out of Level 1 and Level 2 fair value measurements. ASU 2010-06 also amends the existing disclosure requirements relating to valuation techniques used for fair value measurements and the level of disaggregation a reporting entity should include in fair value disclosures. This update is effective for interim and annual reporting periods beginning after December 15, 2009. We adopted this ASU as of January 1, 2010. The adoption did not have a significant impact on our condensed consolidated financial statements.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk

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

Foreign Currency Exchange Risk.  Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee because a portion of our operating expenses are incurred by our subsidiary in India and are denominated in Indian rupees. However, we do not generate any revenues outside of the United States. For the years ended December 31, 2008, 2009 and 2010, 0.7%, 0.6% and 1.6%, respectively, of our expenses were denominated in Indian rupees. As a result, we believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this Item are located beginning on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2010. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors and executive officers will be contained in our 2011 Proxy Statement under the caption “Information About Our Directors, Officers and 5% Stockholders” and is incorporated in this report by reference.

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance will be contained in our 2011 Proxy Statement under the caption “Section 16(A) Beneficial Ownership Reporting Compliance” and is incorporated in this report by reference.

The information required by this item with respect to corporate governance matters will be contained in our 2011 Proxy Statement under the caption “Corporate Governance” and is incorporated in this report by reference.

Item 11.	Executive Compensation

The information required by this item will be contained in our 2011 Proxy Statement under the captions “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with regard to security ownership of certain beneficial owners and management will be contained in our 2011 Proxy Statement under the caption “Information About Our Directors, Officers and 5% Stockholders -Security Ownership of Certain Beneficial Owners and Management” and is incorporated in this report by reference.

The information required by this item with regard to securities authorized for issuance under equity compensation plans will be contained in our 2011 Proxy Statement under the caption ‘‘Executive Compensation — Securities Authorized for Issuance under our Equity Compensation Plans” and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our 2011 Proxy Statement under the captions “Related-Party Transactions” and “Corporate Governance” and is incorporated in this report by reference

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in our 2011 Proxy Statement under the caption ‘‘Ratification of the Selection of Independent Registered Public Accounting Firm” and is incorporated in this report by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a) The following documents are filed as a part of this report:

(1) Financial Statements

The financial statements and notes thereto annexed to this report beginning on page F-1.

(2) Financial Statement Schedules

Schedule of Valuation and Qualifying Accounts Disclosure

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

ACCRETIVE HEALTH, INC.
December 31, 2010

Column A	Column B	Column C		Column D	Column E
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
	(In thousands)

Allowance for Doubtful Accounts
Year Ended December 31, 2010	$82	$1,500	$—	$—	$1,582
Year Ended December 31, 2009	$82	$—	$—	$—	$82
Year Ended December 31, 2008	$432	$—	$—	$350	$82
Deferred Tax Valuation Allowance
Year Ended December 31, 2010	$139	$—	$18	$—	$157
Year Ended December 31, 2009	$3,629	$—	$—	$3,490	$139
Year Ended December 31, 2008	$4,733	$—	$—	$1,104	$3,629

All other supplemental schedules are omitted because of the absence of conditions under which they are required.

(3) Exhibits

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
4.1		Specimen Certificate evidencing shares of Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
10	.1*	Amended and Restated Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
10	.2*	Form of Acknowledgement of Grant, used to evidence option grants under the Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed on September 29, 2009)
10	.3*	Restricted Stock Plan, as amended (incorporated by reference to Exhibit 10.3 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
10	.4*	Form of Restricted Stock Award Agreement under the Restricted Stock Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed on September 29, 2009)
10.5		Third Amended and Restated Stockholders’ Agreement, dated as of February 22, 2009, among the Registrant and the parties named therein, as amended (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed on March 9, 2011)
10.6		Form of Share Exchange Agreement, entered into in February 2009, with each of Etienne H. Deffarges, Steven N. Kaplan, Gregory N. Kazarian, The Shultz 1989 Family Trust, Spiegel Family LLC and John T. Staton Declaration of Trust (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed on September 29, 2009)

Exhibit
Number		Description

10.7		Lease Agreement, dated as of May 4, 2005, between the Registrant and Zeller Management Corporation, as amended by First Lease Amendment, dated as of January 30, 2007, and Second Lease Amendment, dated as of November 26, 2008 (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed on September 29, 2009)
10	.8+	Amended and Restated Master Services Agreement, dated as of December 13, 2007, between the Registrant and Ascension Health (incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
10	.17*	Employment Agreement, dated as of January 2004, between the Registrant and Mary A. Tolan, as amended (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 filed on September 29, 2009)
10	.18*	Employment Agreement, dated as of June 17, 2005, between the Registrant and John T. Staton, as amended (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 filed on September 29, 2009)
10	.19*	Offer Letter, dated December 9, 2003, between the Registrant and Gregory N. Kazarian, as amended (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed on September 29, 2009)
10	.20*	Form of Indemnification Agreement, entered into between the Registrant and each director and executive officer (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 19, 2009)
10	.21+	Credit Agreement, dated as of September 30, 2009, between the Registrant and Bank of Montreal (incorporated by reference to Exhibit 10.21 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
10	.22+	Security Agreement, dated as of September 30, 2009, among the Registrant, Bank of Montreal and specified subsidiaries of the Registrant (incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
10	.23*	2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
10	.24*	Form of Incentive Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
10	.25*	Form of Nonstatutory Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
21.1		Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
23.1		Consent of Ernst & Young LLP
31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

+	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCRETIVE HEALTH, INC.

By:	/s/ Mary A. Tolan
Mary A. Tolan
Founder, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mary A. Tolan Mary A. Tolan	Director, Founder, President and Chief Executive Officer (Principal Executive Officer)	March 18, 2011

/s/ John T. Staton John T. Staton	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 18, 2011

/s/ James M. Bolotin James M. Bolotin	Corporate Controller (Principal Accounting Officer)	March 18, 2011

/s/ J. Michael Cline J. Michael Cline	Founder and Chairman of the Board	March 18, 2011

/s/ Edgar M. Bronfman, Jr. Edgar M. Bronfman, Jr.	Director	March 18, 2011

/s/ Steven N. Kaplan Steven N. Kaplan	Director	March 18, 2011

/s/ Denis J. Nayden Denis J. Nayden	Director	March 18, 2011

/s/ George P. Shultz George P. Shultz	Director	March 18, 2011

/s/ Arthur H. Spiegel, III Arthur H. Spiegel, III	Director	March 18, 2011

/s/ Mark A. Wolfson Mark A. Wolfson	Director	March 18, 2011

Accretive Health, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Accretive Health, Inc.:

We have audited the accompanying consolidated balance sheets of Accretive Health, Inc. as of December 31, 2009 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accretive Health, Inc. at December 31, 2009 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Ernst & Young LLP

Chicago, Illinois
March 9, 2011

Accretive Health, Inc.

Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2009	2010
Assets
Current assets:
Cash and cash equivalents	$43,659	$155,573
Accounts receivable, net of allowance for doubtful accounts of $82 and $1,582 at December 31, 2009 and 2010, respectively	27,519	53,894
Prepaid assets	4,283	13,336
Due from related party	1,273	1,283
Other current assets	1,337	1,659

Total current assets	78,071	225,745
Deferred income tax	7,739	11,405
Furniture and equipment, net	12,901	21,698
Goodwill	1,468	1,468
Other, net	3,293	2,303

Total assets	$103,472	$262,619

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,967	$30,073
Accrued service costs	27,742	38,649
Accrued compensation and benefits	12,114	13,331
Deferred income tax	4,188	6,016
Accrued income taxes	41	—
Other accrued expenses	3,531	6,062
Deferred revenue	22,610	21,857

Total current liabilities	82,193	115,988
Non-current liabilities:
Other non-current liabilities	—	3,912

Total non-current liabilities	—	3,912

Total liabilities	$82,193	$119,900
Commitments and contingencies	—	—
Stockholders’ equity:
Convertible preferred stock, Series A, $0.01 par value, 32,317 shares authorized, issued and outstanding at December 31, 2009; no shares authorized, issued or outstanding at December 31, 2010	—	—
Convertible preferred stock, Series D, $0.01 par value, 1,267,224 shares authorized, issued, and outstanding at December 31, 2009; no shares authorized, issued or outstanding at December 31, 2010	13	—
Preferred stock, $0.01 par value; no shares authorized; issued or outstanding, at December 31, 2009; 5,000,000 shares authorized and no shares issued or outstanding at December 31, 2010	—	—
Series B common stock, $0.01 par value, 68,600,000 shares authorized, 32,156,932 shares issued and outstanding at December 31, 2009; no shares authorized, issued or outstanding at December 31, 2010	82	—
Series C common stock, $0.01 par value, 31,360,000 shares authorized, 5,257,727 shares issued and outstanding at December 31, 2009; no shares authorized, issued or outstanding at December 31, 2010	13	—
Common Stock, $0.01 par value, no shares authorized, issued or outstanding at December 31, 2009; 500,000,000 shares authorized, 94,826,509 shares issued and outstanding as of December 31, 2010	—	948
Additional paid-in capital	51,777	159,780
Non-executive employee loans for stock option exercises	(120)	(41)
Accumulated deficit	(30,452)	(17,834)
Cumulative translation adjustment	(34)	(134)

Total stockholders’ equity	21,279	142,719

Total liabilities and stockholders’ equity	$103,472	$262,619

See accompanying notes to consolidated financial statements

Accretive Health, Inc.

Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2008	2009	2010

Net services revenue	$398,469	$510,192	$606,294
Costs of services	335,211	410,711	478,276

Operating margin	63,258	99,481	128,018
Other operating expenses:
Infused management and technology	39,234	51,763	64,029
Selling, general and administrative	21,227	30,153	41,671

Total operating expenses	60,461	81,916	105,700
Income from operations	2,797	17,565	22,318
Net interest income (expense)	710	(9)	29

Net income before provision for income taxes	3,507	17,556	22,347
Provision for income taxes	2,264	2,966	9,729

Net income	$1,243	$14,590	$12,618
Dividends on preferred shares	(8,048)	(8,044)	—

Net income (loss) applicable to common shareholders	$(6,805)	$6,546	$12,618

Net income (loss) per common share
Basic	$(0.19)	$0.17	$0.18
Diluted	(0.19)	0.15	0.13
Weighted-average shares used in calculating net income (loss) per common share
Basic	36,122,470	36,725,194	70,732,791
Diluted	36,122,470	43,955,167	94,206,677

Cash dividends declared per common share	$0.18	$0.18	$—

See accompanying notes to consolidated financial statements

Accretive Health, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

												Non-Executive
												Employee
	Convertible		Convertible									Loans
	Preferred Stock		Preferred Stock		Series B		Series C				Additional	for Stock		Cumulative
	Series A		Series D		Common Stock		Common Stock		Common Stock		Paid-In	Option	Accumulated	Translation		Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Exercises	Deficit	Adjustment	Total	Income

Balance at December 31, 2007	32,317	$—	1,267,224	$13	18,756,251	$48	17,491,592	$44	—	$—	$32,361	$(320)	$(16,246)	$10	$15,910	$784

Implementation of FASB Interpretation No. 48	—	—	—	—	—	—	—	—	—	—	—	—	(97)	—	(97)	—
Exchange of Series C to Series B Stock	—	—	—	—	12,975,007	33	(12,975,007)	(33)	—	—	—	—	—	—	—	—
Issuance of class B common stock	—	—	—	—	261,277	1	—	—	—	—	—	—	—	—	1	—
Exercise of vested stock options	—	—	—	—	—	—	14,700	—	—	—	18	—	—	—	18	—
Vesting of previously exercised options	—	—	—	—	—	—	589,470	2	—	—	649	—	—	—	651	—
Repayments of amounts loaned to employees related to stock option exercises, net	—	—	—	—	—	—	—	—	—	—	—	57	—	—	57	—
Share repurchases	—	—	—	—	—	—	(135,566)	—	—	—	(1,510)	—	—	—	(1,510)	—
Issuance of stock warrants	—	—	—	—	—	—	—	—	—	—	3,332	—	—	—	3,332	—
Compensation expense related to restricted common stock	—	—	—	—	—	—	—	—	—	—	5	—	—	—	5	—
Compensation expense related to stock options	—	—	—	—	—	—	—	—	—	—	3,546	—	—	—	3,546	—
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(232)	(232)	(232)
Dividends declared	—	—	—	—	—	—	—	—	—	—	—	—	(15,001)	—	(15,001)	—
Net income	—	—	—	—	—	—	—	—	—	—	—	—	1,243	—	1,243	1,243

Balance at December 31, 2008	32,317	$—	1,267,224	$13	31,992,535	$82	4,985,189	$13	—	$—	$38,401	$(263)	$(30,101)	$(222)	$7,923	$1,011

Exercise of vested stock options	—	—	—	—	—	—	116,620	—	—	—	209	—	—	—	209	—
Vesting of previously exercised options	—	—	—	—	—	—	161,210	—	—	—	215	—	—	—	215	—
Issuance of class B common stock	—	—	—	—	164,397	—	—	—	—	—	—	—	—	—	—	—
Repayments of amounts loaned to employees related to stock option exercises, net	—	—	—	—	—	—	—	—	—	—	—	143	—	—	143	—
Share repurchases	—	—	—	—	—	—	(5,292)	—	—	—	(13)	—	—	—	(13)	—
Issuance of stock warrants	—	—	—	—	—	—	—	—	—	—	4,509	—	—	—	4,509	—
Compensation expense related to stock options	—	—	—	—	—	—	—	—	—	—	6,917	—	—	—	6,917	—
Excess tax benefit from equity-based awards	—	—	—	—	—	—	—	—	—	—	1,539	—	—	—	1,539	—
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	188	188	188
Dividends declared	—	—	—	—	—	—	—	—	—	—	—	—	(14,941)	—	(14,941)	—
Net income	—	—	—	—	—	—	—	—	—	—	—	—	14,590	—	14,590	14,590

Balance at December 31, 2009	32,317	$—	1,267,224	$13	32,156,932	$82	5,257,727	$13	—	$—	$51,777	$(120)	$(30,452)	$(34)	$21,279	$14,778

Accretive Health, Inc.

Consolidated Statements of Stockholders’ Equity — (Continued)
(In thousands, except share amounts)

												Non-Executive
												Employee
	Convertible		Convertible									Loans
	Preferred Stock		Preferred Stock		Series B		Series C				Additional	for Stock		Cumulative
	Series A		Series D		Common Stock		Common Stock		Common Stock		Paid-In	Option	Accumulated	Translation		Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Exercises	Deficit	Adjustment	Total	Income

Balance at December 31, 2009	32,317	$—	1,267,224	$13	32,156,932	$82	5,257,727	$13	—	$—	$51,777	$(120)	$(30,452)	$(34)	$21,279	—

Issuance of Class B common stock	—	—	—	—	29,926	—	—	—	—	—	—	—	—	—	—	—
Exercise of vested stock options	—	—	—	—	—	—	33,320	—	517,375	5	1,248	—	—	—	1,253
Vesting of previously exercised options	—	—	—	—	—	—	81,830	—	23,806	—	169	—	—	—	169
Conversion to common stock	(32,317)	—	(1,267,224)	(13)	(32,186,858)	(82)	(5,372,877)	(13)	81,356,333	814	(706)	—	—	—	—	—
Issuance of shares in the initial public offering	—	—	—	—	—	—	—	—	7,666,667	77	86,403	—	—	—	86,480	—
Liquidation preference payment	—	—	—	—	—	—	—	—	1,265,012	13	(879)	—	—	—	(866)	—
Initial public offering costs	—	—	—	—	—	—	—	—	115,000	1	(5,664)	—	—	—	(5,663)	—
Repayments of amounts loaned to employees related to stock option exercises, net	—	—	—	—	—	—	—	—			—	79	—	—	79
Exercise of stock warrants	—	—	—	—	—	—	—	—	3,882,316	38	896	—	—	—	934	—
Compensation expense related to stock options	—	—	—	—	—	—	—	—	—	—	16,549	—	—	—	16,549	—
Excess tax benefit from equity-based awards	—	—	—	—	—	—	—	—	—	—	9,987	—	—	—	9,987
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(100)	(100)	(100)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	12,618	—	12,618	12,618

Balance at December 31, 2010	—	$—	—	$—	—	$—	—	$—	94,826,509	$948	$159,780	$(41)	$(17,834)	$(134)	$142,719	$12,518

See accompanying notes to consolidated financial statements

Accretive Health, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2008	2009	2010

Operating activities
Net income	$1,243	$14,590	$12,618
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,540	3,921	6,157
Employee stock based compensation	3,551	6,917	16,549
Expense associated with the issuance of stock warrants	3,332	4,509	—
Deferred income taxes	—	(3,552)	(3,736)
Excess tax benefit from equity based awards	—	(1,539)	(11,910)
Loss on disposal of equipment	70	—	—
Changes in operating assets and liabilities:
Accounts receivable	(4,309)	(7,313)	(26,374)
Prepaid and other current assets	(1,381)	(1,678)	2,560
Accounts payable	15,546	(6,113)	18,093
Accrued service costs	3,715	4,195	10,907
Accrued compensation and benefits	3,563	2,960	1,210
Other accrued expenses	173	(253)	3,517
Accrued income taxes	1,208	(1,168)	(41)
Deferred rent expense	—	—	3,199
Deferred revenue	10,275	(377)	(753)

Net cash provided by operating activities	39,525	15,099	31,996

Investing activities
Purchases of furniture and equipment	(1,843)	(3,514)	(9,670)
Acquisition of software	(4,988)	(4,348)	(5,355)
Collection (issuance) of note receivable	698	618	(1,844)

Net cash used in investing activities	(6,133)	(7,244)	(16,869)

Financing activities
Proceeds from initial public offering, net of issuance costs	—	—	83,756
Liquidation preference payment	—	—	(866)
Proceeds from issuance of common stock from warrant exercises	1	—	934
Proceeds from issuance of common stock from employee stock option exercise	150	214	1,253
Collection of non-executive employee notes receivable	57	143	79
Excess tax benefit from equity based awards	—	1,539	11,910
Deferred offering costs	—	(2,939)	—
Payment of dividends	(15,001)	(14,941)	—
Repurchase of common stock	(1,510)	(13)	—

Net cash provided by (used in) financing activities	(16,303)	(15,997)	97,066

Effect of exchange rate changes in cash	(178)	145	(279)

Net increase (decrease) in cash and cash equivalents	16,911	(7,997)	111,914
Cash and cash equivalents at beginning of period	34,745	51,656	43,659

Cash and cash equivalents at end of period	$51,656	$43,659	$155,573

Supplemental disclosures of cash flow information
Interest paid	$—	$160	$—
Taxes paid	1,137	8,254	9,460
Exercise of unvested stock options	132	5	—
Supplemental disclosures of noncash financing transactions
Issuance of notes receivable to non-executive employees	$(585)	$—	$—
Vesting of previously exercised stock options	651	215	169

See accompanying notes to consolidated financial statements

Accretive Health, Inc.

Notes to Consolidated Financial Statements

1.	Description of Business

Accretive Health, Inc. (the “Company”) is a leading provider of healthcare revenue cycle management services. The Company’s business purpose is to help U.S. hospitals, physicians and other healthcare providers manage their revenue cycle operations more efficiently. The Company’s integrated, end-to-end technology and services offering, which is referred to as Accretive’s solution, helps customers realize sustainable improvements in their operating margins and improve the satisfaction of their patients, physicians and staff. The Company enables these improvements by helping customers increase the portion of the maximum potential revenue received while reducing total revenue cycle costs.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Stock Split

Immediately prior to the consummation of the initial public offering of the Company’s common stock in May 2010, the number of authorized common and preferred shares was increased to 500,000,000 and 5,000,000, respectively. In addition, all common share and per share amounts in the consolidated financial statements and notes thereto have been restated to reflect a stock split effective on May 3, 2010 whereby each share of common stock was reclassified into 3.92 shares of common stock.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.

The Company regularly evaluates its accounting policies and estimates. In general, estimates are based on historical experience and on assumptions believed to be reasonable given the Company’s operating environment. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results may differ from these estimates.

Revenue Recognition

The Company’s managed service contracts generally have an initial term of four to five years and various start and end dates. After the initial terms, these contracts renew annually unless canceled by either party. Revenue from managed service contracts consists of base fees and incentive payments.

The Company records net services revenue in accordance with the provisions of Staff Accounting Bulletin 104. As a result, the Company only records revenue once there is persuasive evidence of an arrangement, services have been rendered, the amount of revenue has become fixed or determinable and collectibility is reasonably assured. The Company recognizes base fee revenues on a straight-line basis over the life of the contract. Base fees for managed service contracts which are received in advance of services delivered are classified as deferred revenue in the consolidated balance sheets until services have been provided.

Accretive Health, Inc.

Notes to Consolidated Financial Statements — (Continued)

Some of the Company’s service contracts entitle customers to receive a share of the cost savings achieved from operating their revenue cycle. This share is credited to the customers as a reduction in subsequent base fees. Services revenue is reported net of cost sharing and is referred to as net services revenue.

The Company’s managed service contracts generally allow for adjustments to the base fee. Adjustments typically occur at 90, 180 or 360 days after the contract commences, but can also occur at subsequent dates as a result of factors including changes to the scope of operations and internal and external audits. All adjustments, the timing of which is often dependent on factors outside of the Company’s control and which can increase or decrease revenue and operating margin, are recorded in the period the changes are known and collectibility of any additional fees is reasonably assured. Any such adjustments may cause the Company’s quarter-to-quarter results of operations to fluctuate.

The Company records revenue for incentive payments once the calculation of the incentive payment earned is finalized and collectibility is reasonably assured. The Company uses a proprietary technology and methodology to calculate the amount of benefit each customer receives as a result of the Company’s services. The Company’s calculations are based in part on the amount of revenue each customer is entitled to receive from commercial and private insurance carriers, Medicare, Medicaid and patients. Because the laws, regulations, instructions, payor contracts and rule interpretations governing how the Company’s customers receive payments from these parties are complex and change frequently, estimates of a customer’s prior period benefits could change. All changes in estimates are recorded when new information is available and calculations are completed.

Incentive payments are based on the benefits a customer has received throughout the life of the contract. Each quarter, the Company records its share of the increase in the cumulative benefits the customer has received to date. If a quarterly calculation indicates that the cumulative benefits to date have decreased, the Company records a reduction in revenue. If the decrease in revenue exceeds the amount previously paid by the customer, the excess is recorded as deferred revenue.

The Company’s services also include collection of dormant patient accounts receivable that have aged 365 days or more directly from individual patients. The Company shares all cash generated from these collections with its customers in accordance with specified arrangements. The Company records as revenue its portion of the cash received from these collections when each customer’s cash application is complete.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable and Allowance for Uncollectible Accounts

Base fees and incentive payments are billed to customers quarterly. Base fees received prior to when services are delivered are classified as deferred revenue.

The Company assesses its customers’ creditworthiness as a part of its customer acceptance process. The Company maintains an estimated allowance for doubtful accounts to reduce its gross accounts receivable to the amount that it believes will be collected. This allowance is based on the Company’s historical experience, its assessment of each customer’s ability to pay and the status of any ongoing operations with each applicable customer.

The Company performs quarterly reviews and analyses of each customer’s outstanding balance and assesses, on an account-by-account basis, whether the allowance for doubtful accounts needs to be adjusted based on currently available evidence such as historical collection experience, current economic trends and

Accretive Health, Inc.

Notes to Consolidated Financial Statements — (Continued)

changes in customer payment terms. In accordance with the Company’s policy, if collection efforts have been pursued and all avenues for collections exhausted, accounts receivable would be written off as uncollectible.

Activity in the allowance for doubtful accounts is as follows:

	Year Ended December 31,
	2008	2009	2010

Beginning balance	$432	$82	$82
Provision	—	—	1,500
Write-offs and adjustments	(350)	—	—

Ending balance	$82	$82	$1,582

Accrued Service Costs

Accrued service costs represent estimated amounts due to customers and vendors for hospital operating costs for which the Company has not yet received invoices and other costs directly related to managed service contracts.

Fair Value of Financial Instruments

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

The accounting standard establishes a three-level hierarchy of measurements based upon the reliability of observable and unobservable inputs used to arrive at fair value. Observable inputs are independent market data, while unobservable inputs reflect the Company’s assumptions about valuation. The three levels of the hierarchy are defined as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets and liabilities;

•	Level 2: Inputs other than quoted prices but are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

•	Level 3: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company’s financial assets which are required to be measured at fair value on a recurring basis consist of cash equivalents, which are invested in highly liquid money market funds and treasury securities and accordingly classified as level 1 assets in the fair value hierarchy. The Company does not have any financial liabilities which are required to be measured at fair value on a recurring basis.

Accretive Health, Inc.

Notes to Consolidated Financial Statements — (Continued)

Furniture and Equipment

Furniture and equipment are stated at cost, less accumulated depreciation determined on the straight-line method over the estimated useful lives of the assets as follows:

Leasehold improvements	Shorter of 10 years or lease term
Office furniture	5 years
Capitalized software	3 to 5 years
Computers and other equipment	3 years

Software Development

The Company applies the provisions of Accounting Standards Codification (“ASC”) 350-40, Intangibles — Goodwill and Other — Internal Use Software, which requires the capitalization of costs incurred in connection with developing or obtaining internal use software. In accordance with ASC 350-40, the Company capitalizes the costs of internally-developed, internal use software when an application is in the development stage. This generally occurs after the overall design and functionality of the application has been approved and management has committed to the application’s development. Capitalized software development costs consist of payroll and payroll-related costs for employee time spent developing a specific internal use software application or related enhancements, and external costs incurred that are related directly to the development of a specific software application.

Goodwill

Goodwill represents the excess purchase price over the net assets acquired for a business that the Company acquired in May 2006. In accordance with ASC 350, Intangibles — Goodwill and Other, goodwill is not subject to amortization but is subject to impairment testing at least annually. The Company’s annual impairment assessment date is the first day of the fourth quarter. The Company conducts its impairment testing on a company-wide basis because it has only one operating and reporting segment. The Company’s impairment tests are based on its current business strategy in light of present industry and economic conditions and future expectations.

As the Company applies its judgment to estimate future cash flows and an appropriate discount rate, the analysis reflects assumptions and uncertainties. The Company’s estimates of future cash flows could differ from actual results. There was no goodwill impairment during the years ended December 31, 2008, 2009 and 2010.

Foreign Currency

The functional currency of each entity included in the consolidated financial statements is its respective local currency, which is also the currency of the primary economic environment in which it operates. Transactions in foreign currencies are re-measured into functional currency at the rates of exchange prevailing on the date of the transaction. All transaction foreign exchange gains and losses are recorded in the accompanying consolidated statements of operations.

The assets and liabilities of the subsidiaries which use a functional currency other than the U.S. dollar are translated into U.S. dollars at the rate of exchange prevailing on the balance sheet dates. Revenues and expenses are translated into U.S. dollars at the average exchange rate during each month. Resulting translation adjustments are included in the cumulative translation adjustment in the consolidated balance sheets.

Accretive Health, Inc.

Notes to Consolidated Financial Statements — (Continued)

Impairments of Long-Lived Assets

The Company evaluates all of its long-lived assets, such as furniture, equipment, software and other intangibles, for impairment in accordance with ASC 360, Property, Plant and Equipment, when events or changes in circumstances warrant such a review. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an adjustment to fair value is required.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance for deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

As of December 31, 2008 and in all prior periods, a valuation allowance was recorded for all of the Company’s net deferred tax assets. As a result of the Company’s improved operations, in 2009 the Company determined that it was no longer necessary to maintain a valuation allowance for all of its deferred tax assets.

Beginning January 1, 2008, with the adoption of ASC 740-10 Income Taxes — Overall, the Company recognizes the financial statement effects of a tax position only when it is more likely than not that the position will be sustained upon examination. Tax positions taken or expected to be taken that are not recognized under the pronouncement are recorded as liabilities. Interest and penalties relating to income taxes are recognized in our income tax provision in the statements of consolidated operations.

As a result of the Company’s adoption of ASC 740-10, the Company recognized a $0.2 million increase to reserves for uncertain tax positions, of which $0.1 million was recorded as a cumulative effect adjustment to retained earnings. The remaining $0.1 million related to current year changes and was recorded as an expense in 2008.

The Company recognizes interest and penalties relating to income tax matters in the income tax provision.

Share-Based Compensation

Share-based compensation expense results from awards of restricted common stock and grants of stock options and warrants to employees, directors, outside consultants, customers, vendors and others. The Company recognizes the costs associated with option and warrant grants using the fair value recognition provisions of ASC 718, Compensation — Stock Compensation. Generally, ASC 718 requires the value of all share-based payments to be recognized in the statement of operations based on their estimated fair value at date of grant amortized over the grant’s vesting period. The Company uses the straight-line method to amortize compensation costs over the grants’ respective vesting periods. The Company does not hold any treasury shares, so all option exercises result in the issuance of new shares.

Legal Proceedings

In the normal course of business, the Company is involved in legal proceedings or regulatory investigations. The Company evaluates the need for loss accruals using the requirements of ASC 450, Contingencies.

Accretive Health, Inc.

Notes to Consolidated Financial Statements — (Continued)

When conducting this evaluation, the Company considers factors such as the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. The Company records an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, then the Company records the minimum amount in the range as its loss accrual. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded.

New Accounting Standards and Disclosures

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09 to amend ASC 855, Subsequent Events, which applies with immediate effect. The ASU removes the requirement to disclose the date through which subsequent events were evaluated in both originally issued and reissued financial statements for SEC Filers.

In October 2009, the FASB issued ASU No. 09-13, Revenue Recognition — Multiple Deliverable Revenue Arrangements (“ASU 09-13”). ASU 09-13 updates the existing multiple-element revenue arrangements guidance currently included in FASB ASC 605-25. The revised guidance provides for two significant changes to the existing multiple element revenue arrangements guidance. The first change relates to the determination of when the individual deliverables included in a multiple element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. Together, these changes are likely to result in earlier recognition of revenue and related costs for multiple-element arrangements than under the previous guidance. This guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised multiple element revenue arrangements guidance will be effective for the first annual reporting period beginning on or after June 15, 2010, however, early adoption is permitted, provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company expects that the adoption of the ASU will have no material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures. ASU 2010-06 provides new and amended disclosure requirements related to fair value measurements. Specifically, this ASU requires new disclosures relating to activity within Level 3 fair value measurements, as well as transfers in and out of Level 1 and Level 2 fair value measurements. ASU 2010-06 also amends the existing disclosure requirements relating to valuation techniques used for fair value measurements and the level of disaggregation a reporting entity should include in fair value disclosures. This update is effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted this ASU as of January 1, 2010. The adoption did not have a significant impact on the Company’s condensed consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Accretive Health, Inc.

Notes to Consolidated Financial Statements — (Continued)

3.	Net Services Revenue

The Company’s net services revenue consisted of the following for each of the three years ending December 31 (in thousands):

	2008	2009	2010

Net base fees for managed service contracts	$350,085	$434,281	$518,243
Incentive payments for managed service contracts	38,971	64,033	74,663
Other services	9,413	11,878	13,388

Total	$398,469	$510,192	$606,294

4.	Infused Management and Technology Expenses

Infused management and technology expenses consist primarily of the wages, bonuses, benefits, share-based compensation, travel and other costs associated with deploying the Company’s employees on customer sites to guide and manage customers’ revenue cycle operations. The employees that the Company deploys on customer sites typically have significant experience in revenue cycle operations, technology, quality control or other management disciplines. The other significant portion of these expenses is an allocation of the costs associated with maintaining, improving and deploying the Company’s integrated proprietary technology suite and an allocation of the amortization relating to software development costs capitalized.

5.	Segments and Concentrations

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

While managed independently and governed by separate contracts, several of the Company’s customers are affiliated with a single healthcare system, Ascension Health. Pursuant to the Company’s master services agreement with Ascension Health, the Company provides services to Ascension Health’s affiliated hospitals that execute separate contracts with the Company. The Company’s aggregate net services revenue from these hospitals accounted for 70.7%, 60.3% and 50.7% of the Company’s total net services revenue during the years ended December 31, 2008, 2009 and 2010, respectively. The Company had $17.7 million and $22.1 million of accounts receivable from hospitals affiliated with Ascension Health as of December 31, 2009 and 2010, respectively.

In addition, another customer, which is not affiliated with Ascension Health, accounted for 10.6%, 9.1%, and 6.8% of the Company’s total net services revenue in the years ended December 31, 2008, 2009 and 2010, respectively. Henry Ford Health System, which is not affiliated with Ascension Health, with whom the Company entered into a managed service contract in 2009, accounted for 9.2% and 11.3% of the Company’s total net services revenue in the years ended December 31, 2009 and 2010, respectively. Furthermore, Fairview Health Services, which is not affiliated with Ascension Health, with which the Company entered into a managed service contract in 2010, accounted for 10.7% of the Company’s total net services revenue for the year ended December 31, 2010. No other non-Ascension Health customer accounted for more than 10% of the Company’s total net services revenue in any of the periods presented.

Accretive Health, Inc.

Notes to Consolidated Financial Statements — (Continued)

6.	Due from Related Party

Pursuant to the acquisition of a business in May 2006, the sellers, a majority of which are now employees of the Company, are obligated to indemnify the Company for federal and state income taxes related to periods up to and including the date of the acquisition. The net amount due to the Company related to this indemnity was $1.3 million as of December 31, 2009 and 2010 and is presented as due from related party in the consolidated balance sheets. This amount is secured by 547,510 shares of the Company’s common stock held in escrow.

7.	Furniture and Equipment

Furniture and equipment consist of the following (in thousands):

	December 31,
	2009	2010

Construction in progress	$845	$464
Capitalized software	13,575	20,270
Computer equipment	3,582	5,750
Leasehold improvements	1,770	6,376
Other equipment	608	1,017
Office furniture	709	2,163

	21,089	36,040
Less accumulated depreciation and amortization	(8,188)	(14,342)

	$12,901	$21,698

Net furniture and equipment located in India accounted for approximately 6.7% and 6.9% of total net assets at December 31, 2009 and 2010, respectively. The Company recorded $3.9 million and $6.1 million of depreciation and amortization expense related to its furniture and equipment for the years ended December 31, 2009 and 2010, respectively.

8.	Non-Executive Employee Loans

In March 2006, certain non-executive employees of the Company exercised options to purchase an aggregate of 4,246,147 shares of common stock. To facilitate this stock option exercise, the Company permitted these employees to deliver promissory notes to the Company representing the exercise price related to these option exercises. The aggregate amount loaned to employees for this purpose was approximately $0.3 million. Certain employees elected under Section 83(b) of the Internal Revenue Code to be taxed on the difference between the stock’s fair value at the purchase date and the option exercise price. In addition, pursuant to the promissory notes, the Company advanced an additional $0.1 million to such employees to facilitate the payment of such federal and state income tax obligations.

Each of the individual promissory notes bears interest at 5% per annum. The principal of each note is payable annually in five equal installments, commencing on March 1, 2007. Each promissory note is secured by the shares of the Company’s common stock associated with the employee’s stock option exercise. If an employee sells any shares issued pursuant to his or her stock option exercise, then a pro rata portion of the associated promissory note becomes immediately due. Any unpaid balance on an employee’s promissory note becomes due and payable 60 days after such employee ceases to work for the Company.

The amounts receivable from these notes, $0.1 million and $0.04 million at December 31, 2009 and 2010 respectively, have been deducted from stockholders’ equity.

Accretive Health, Inc.

Notes to Consolidated Financial Statements — (Continued)

9.	Stockholders’ Equity

Preferred Stock

In conjunction with its initial public offering in May 2010, the Company restated its certificate of incorporation and authorized 5,000,000 shares of preferred stock with a par value $0.01. The preferred stock may be issued from time to time in one or more series, each of which may have distinctive designations as determined by the Company’s board of directors prior to the issuance of the preferred shares. Each series of preferred stock may have no, limited, or full voting powers and other special rights, conversion features, redemption features, dividend participation criteria, qualifications, limitations, and restrictions as stated and expressed in board resolutions providing for the issuance of such series of preferred stock. As of December 31, 2010, the Company does not have any shares of preferred stock outstanding.

Conversion of Preferred Stock to Common Stock

In conjunction with the initial public offering in May 2010, 32,317 shares of Series A preferred stock and 1,267,224 shares of Series D preferred stock were converted into 43,796,598 shares of common stock. Additionally, in May 2010, the preferred shareholders exercised their right to receive an amount in cash or shares equal to the pre-determined liquidation preference amount. The Company issued 1,265,012 shares and paid $0.9 million in satisfaction of liquidation preference payments due to preferred shareholders.

Common Stock

In May 2010, the Company completed its initial public offering, in which the Company sold 7,666,667 shares of common stock and selling stockholders sold 3,833,333 shares of common stock at an offering price of $12.00 per share. The offering resulted in net proceeds to the Company of $80.8 million after underwriting discounts and offering expenses, of which $2.9 million were incurred prior to December 31, 2009. The Company also issued 115,000 shares of common stock to a vendor for services performed in connection with the offering. In addition, in connection with the offering, the Company restated its certificate of incorporation and authorized 500,000,000 shares of common stock, par value $0.01. Each share of common stock is entitled to one vote. In connection with the initial public offering, 32,186,858 shares of Series B common stock and 5,372,877 shares of Series C common stock were reclassified as 37,559,735 shares of common stock.

Dividends

The Company paid a cash dividend in the aggregate amount of $15.0 million, or $0.18 per common equivalent share, to holders of record as of July 11, 2008 of the Company’s common stock and preferred stock.

The Company paid a cash dividend in the aggregate amount of $14.9 million, or $0.18 per common equivalent share, to holders of record as of September 1, 2009 of the Company’s common stock and preferred stock.

Warrants

Supplemental Warrants

Effective in October 2004, the Company entered into a Supplemental Warrant Agreement with Ascension Health, its founding customer, which provided for the right to purchase up to 3,537,306 shares of Series B common stock based upon the achievement of specified milestones relating to the customer’s sales and marketing assistance. In May and September 2007, the Company and Ascension Health agreed to amend and restate the Supplemental Warrant Agreement to reduce the number of shares covered by the warrant to

Accretive Health, Inc.

Notes to Consolidated Financial Statements — (Continued)

1,749,064 and to extend the period of time covered by the Supplemental Warrant Agreement. The measurement date for each purchase right earned under the warrant was the date when the founding customer’s performance was complete, which was the date that the Company entered into a managed service contract with a customer for which the founding customer provided marketing assistance. The purchase price of the shares is equal to the most recent per share price of the Company’s Series B common stock in a capital raising transaction or, if there has not been a capital raising transaction within the preceding six months, the exercise price of the Company’s most recently granted employee stock options.

During March 2008, the founding customer earned the right to purchase 437,268 shares of Series B common stock under the Amended Supplemental Warrant Agreement. The warrants have an exercise price of $10.25 per share. The Company recorded $2.4 million as marketing expenses during the year ended December 31, 2008 in conjunction with the issuance of this warrant.

During March 2009, the founding customer earned the right to purchase 437,264 shares of Series B common stock under the Amended Supplemental Warrant Agreement. The warrants have an exercise price of $13.02 per share. The Company recorded $2.8 million as marketing expenses during the year ended December 31, 2009 in conjunction with the issuance of this warrant.

No warrants were earned during the year ended December 31, 2010. The Company’s founding customer was issued 615,649 shares of common stock as a result of cashless exercise of outstanding supplemental warrants during the year ended December 31, 2010. The supplemental warrant with respect to 437,264 shares of common stock issued in March 2009, expired on the date of the Company’s initial public offering.

As of December 31, 2010, there were no supplemental warrants outstanding; no additional warrant rights may be earned under the Supplemental Warrant Agreement.

Protection Warrants

Effective November 2004, the Company entered into a Protection Warrant Agreement with the founding customer whereby the Company granted the customer anti-dilution rights by entering into an agreement whereby the founding customer is granted warrants to purchase the Company’s Series B common stock from time to time at an exercise price of $0.003 per share when the customer’s original ownership percentage declines as a result of the Company offering more common share equivalents.

In the years ended December 31, 2008 and 2009, warrants to purchase 91,183 and 136,372 shares of Series B common stock, respectively, were earned under the Protection Warrant. None were earned in 2010. As a result of these grants, revenue recorded was reduced by $0.9 million and $1.7 million during the years ended December 31, 2008 and 2009, respectively.

During the years ended December 31, 2008 and 2009, the founding customer purchased 261,275 and 164,396 shares of the Company’s Series B common stock, respectively, for $0.003 per share, pursuant to the Protection Warrant Agreement. As of December 31, 2010, there were no protection warrants outstanding and no additional warrant rights may be earned under this Agreement.

Consulting Warrant

In conjunction with the start of its business, in February 2004, the Company executed a term sheet with a consulting firm and its principal contemplating that the Company would grant the consulting firm a warrant, with an exercise price equal to the fair market value of the Company’s common stock upon grant, to purchase shares of the Company’s common stock then representing 2.5% of the Company’s equity in exchange for exclusive rights to certain revenue cycle methodologies, tools, technology, benchmarking information and other intellectual property, plus up to another 2.5% of the Company’s equity at the time of grant if the consulting firm’s introduction of the Company to senior executives at prospective customers resulted in the execution of managed

Accretive Health, Inc.

Notes to Consolidated Financial Statements — (Continued)

service contracts between the Company and such customers. In January 2005, the Company formalized the warrant grant contemplated by the term sheet and granted the consulting firm a warrant to purchase 3,266,668 shares of the Company’s Series C common stock for $0.29 per share, representing 5.0% of the Company’s equity at that time.

In December 2010, the consulting firm and its principal exercised the warrant in full to purchase 3,266,668 shares of the Company’s common stock for $0.29 per share. As of December 31, 2010, the warrant was no longer outstanding and no additional warrant rights may be earned under this agreement.

The Company uses the Black-Scholes option pricing model to determine the estimated fair value of all of the above warrants at the date granted. The significant assumptions used in the model were:

	Year Ended December 31,
	2008	2009	2010

Future dividends	—	—	—
Risk-free interest rate	3.45%	2.91%	—
Expected volatility	50%	50%	—
Expected life	6.6 years	5.6 years	—

Stock Options

In December 2005, the Board approved a stock option plan, which provided for the grant of stock options to employees, directors and consultants. The plan was amended and restated in February 2006. In April 2010, the Company adopted a new 2010 Stock Incentive Plan, or the 2010 plan, which became effective immediately prior to the closing of the Company’s initial public offering, and accordingly, the Company ceased making further grants under the 2006 plan. The 2010 plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards.

As of December 31, 2010, an aggregate of 15,749,404 shares were subject to outstanding options under both plans, and 8,054,762 shares were available for grant under the 2010 plan. To the extent that previously granted awards under the 2006 plan or 2010 plan expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company, the number of shares available for future awards will increase, up to a maximum of 24,374,756 shares. Under the terms of both plans, all options will expire if they are not exercised within ten years after the grant date. Substantially all of the options vest over four years at a rate of 25% per year on each grant date anniversary. Options granted under the 2006 plan could be exercised immediately upon grant, but upon exercise the shares issued are subject to the same vesting and repurchase provisions that applied before the exercise. Options granted under the 2010 plan cannot be exercised prior to vesting.

The Company uses the Black-Scholes option pricing model to determine the estimated fair value of each option as of its grant date. These inputs are subjective and generally require significant analysis and judgment to develop. The following table sets forth the significant assumptions used in the Black-Scholes model and the calculation of stock-based compensation cost during 2008, 2009 and 2010:

	Year Ended December 31,
	2008	2009	2010

Future dividends	—	—	—
Risk-free interest rate	2.8% to 4.0%	1.6% to 3.2%	1.6% to 2.6%
Expected volatility	50%	50%	50%
Expected life	6.25 years	6.25 years	6.25 years
Forfeitures	3.75% annually	4.25% annually	4.25% annually

Accretive Health, Inc.

Notes to Consolidated Financial Statements — (Continued)

As a newly public company, it is not practicable for the Company to estimate the expected volatility of the share prices based on its limited public trading history. Therefore, the Company’s management estimated its expected volatility by reviewing the historical volatility of the common stock of public companies that operate in similar industries or are similar in terms of stage of development or size and then projecting this information toward its future expected results. Judgment was used in selecting these companies, as well as in evaluating the available historical and implied volatility for these companies.

All employees were aggregated into one pool for valuation purposes. The risk-free rate is based on the U.S. treasury yield curve in effect at the time of grant.

The plan has not been in existence a sufficient period for the Company’s historical experience to be used when estimating expected life. Furthermore, data from other companies is not readily available. Therefore, the expected life of each stock option was calculated using a simplified method based on the average of each option’s vesting term and original contractual term.

An estimated forfeiture rate derived from the Company’s historical data and its estimates of the likely future actions of option holders has been applied when recognizing the stock-based compensation cost of the options.

The following table sets forth a summary of option activity under the plans for the years ended December 31, 2008, 2009 and 2010:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Term	Aggregate
	Shares	Price	(in years)	Intrinsic Value
				(In thousands)

Outstanding at January 1, 2008	6,824,955	$1.97	8.5	$16,836
Granted	1,736,560	10.52
Exercised — vested	(14,700)	1.21
Exercised — non-vested	(33,516)	3.96
Cancelled	(44,100)	1.48
Forfeited	(309,680)	2.32

Outstanding at December 31, 2008	8,159,519	$3.77	7.9	$85,342
Granted	2,757,720	13.37
Exercised — vested	(116,620)	1.80
Exercised — non-vested	(4,900)	0.80
Cancelled	(136,220)	1.33
Forfeited	(457,405)	9.50

Outstanding at December 31, 2009	10,202,094	$6.16	7.5	$86,074
Granted	6,763,529	14.06
Exercised — vested	(550,695)	2.28
Cancelled	(107,904)	10.93
Forfeited	(557,620)	11.76

Outstanding at December 31, 2010	15,749,404	$9.45	7.5	$107,120

Outstanding and vested at December 31, 2010	6,440,139	$4.08	5.7	$78,350

In February 2010, the Company’s board of directors granted options to purchase 5,197,257 shares to executive officers, employees and non-employee directors. Subsequently, the Company determined that these options have an exercise price equal to $14.71 per share (the fair value of the Company’s common stock on February 3, 2010, as determined by the board of directors). Prior to the initial public offering, in April and

Accretive Health, Inc.

Notes to Consolidated Financial Statements — (Continued)

May 2010, the Company granted options to purchase 1,119,160 shares and 156,798 shares, respectively, to various employees. These options have an exercise price of $12.00, which was the price at which shares of the Company’s common stock were sold to the public in the initial public offering.

The weighted-average grant date fair value of options granted in the years ended December 31, 2008, 2009 and 2010 was $6.20, $6.77 and $7.19 per share, respectively. The total intrinsic value of the options exercised in the years ended December 31, 2008, 2009 and 2010 was $0.2 million, $1.4 million, and $6.6 million, respectively. The total fair value of options vested in the years ended December 31, 2008 and, 2009 and 2010 was $2.8 million, $5.4 million and 8.0 million, respectively.

Total share-based compensation cost recognized for the years ended December 31, 2008, 2009 and 2010 was $3.6 million, $6.9 million and $16.5 million, respectively, with related income tax benefits of approximately $1.4 million, $2.8 million and $6.6 million, respectively. As of December 31, 2010 there was $52.0 million of total, unrecognized share-based compensation cost related to stock options granted under the plans, which the Company expects to recognize over a weighted-average period of 2.8 years.

10.	401(k) Retirement Plan

The Company maintains a 401(k) retirement plan that is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. In general, all employees are eligible to participate. The 401(k) plan includes a salary deferral arrangement pursuant to which participants may elect to reduce their current compensation by up to the statutorily prescribed limit, equal to $16,500 in 2010, and have the amount of the reduction contributed to the 401(k) plan. The Company currently matches employee contributions up to 50% of the first 3% of base compensation that a participant contributes to the plan. In 2008, 2009 and 2010, employees who were Directors, Vice President, or higher levels were excluded from the matching contribution feature of the plan. For the years ended December 31, 2008, 2009 and 2010, total Company contributions to the plan were $0.2 million, $0.2 million and $0.3 million, respectively.

11.	Operating Leases

The Company rents office space and equipment under a series of operating leases, primarily for its Chicago corporate office, shared service centers and India operations. The Company’s leases contain various rent holidays and rent escalation clauses and entitlements for tenant improvement allowances. Lease payments are amortized to expense on a straight-line basis over the lease term. As of December 31, 2010, the Chicago corporate office consisted of approximately 50,000 square feet in a multi-story office building under a lease expiring as to certain portions of the space in 2014 and other portions in 2020. In 2010, the Company substantially expanded its Chicago corporate headquarters. As a result of the build-out of additional space, the Company was entitled to approximately $2.5 million of tenant improvement allowance from the landlord. The payments from the landlord are included in Other Non-Current Liabilities in the consolidated balance sheet as of December 31, 2010 and are amortized on a straight-line basis over the duration of the lease. Approximately $0.9 million of the tenant allowance was recorded as a note receivable as the amount would not be available to the Company until 2013. In addition, the Company has a right of first offer to lease an additional 11,100 square feet of space on another floor in the same building.

In August 2010, the Company also leased approximately 44,500 square feet of office space in another building in Chicago for a period of 11 years. The total rental commitment under the lease is approximately $8.0 million.

Total rent expense was $1.0 million, $1.5 million and $2.0 million for the years ended December 31, 2008, 2009 and 2010, respectively.

Accretive Health, Inc.

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2010, the aggregate minimum lease commitments under all noncancelable operating leases are as follows (in thousands):

2011	$3,196
2012	2,593
2013	2,470
2014	2,466
Thereafter	12,751

Total	$23,476

12.	Income Taxes

For the years ended December 31, 2008, 2009 and 2010, the Company’s current and deferred income tax expense attributable to income from continuing operations are as follows (in thousands):

	Current	Deferred	Total

Year ended December 31, 2008:
U.S. federal	$66	$—	$66
State and local	2,177	—	2,177
Foreign	21	—	21

	$2,264	$—	$2,264

Year ended December 31, 2009
U.S. federal	$4,377	$(3,206)	$1,171
State and local	2,095	(339)	1,756
Foreign	137	(98)	39

	$6,609	$(3,643)	$2,966

Year ended December 31, 2010
U.S. federal	$10,454	$(3,340)	$7,114
State and local	2,881	(283)	2,598
Foreign	157	(140)	17

	$13,492	$(3,763)	$9,729

Reconciliation of the difference between the actual tax rate and the U.S. federal income tax rate is as follows:

	2008	2009	2010

Federal statutory tax rate	34%	35%	35%
Increase (reduction) in income tax rate resulting from:
State and local income taxes, net of federal benefits	42	6	9
Change in the valuation allowance	(15)	(23)	—
India tax holiday	(5)	(2)	(2)
Meals and entertainment and other permanent differences	3	1	1
Alternative minimum tax	(4)	—	(1)
Anti-dilution warrants issued to customers	9	—	—
Other, net	1	—	2

Actual tax rate	65%	17%	44%

Accretive Health, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the Company’s net deferred tax assets (liabilities) as of December 31, 2009 and 2010 (in thousands):

	2009	2010

Deferred tax assets:
Alternative minimum tax credit
carryover	$—	$113
Net operating loss carryforwards	143	152
Employee stock compensation	4,186	10,111
Stock warrants	4,159	268
Bad debt	—	579
Research and development credit	—	101
Minimum alternative tax	—	238
Other	74	—

Total gross deferred tax assets	8,562	11,562
Less valuation allowance	(139)	(157)

Net deferred tax assets	8,423	11,405
Deferred tax liabilities:
Deferred revenue	(2,056)	(2,388)
Fixed assets and intangibles	(2,816)	(3,628)

Total deferred tax liabilities	(4,872)	(6,016)

Net deferred tax asset	$3,551	$5,389

As of December 31, 2008, the Company had recorded a valuation allowance for the full amount of its net deferred tax assets because its cumulative net tax loss during the three-year period ended December 31, 2008 resulted in management concluding that it was not more likely than not that the net deferred tax assets will be realized.

During the year ended December 31, 2009 the Company reduced the valuation allowance recorded against the Company’s net deferred tax assets due to a change in the estimate of the future realization of the net deferred tax assets. The reduction resulted in a tax benefit of $3.5 million.

At December 31, 2010, the Company has cumulative net operating loss carryforwards of approximately $0.2 million which are available to offset future state taxable income in future periods through 2027.

The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiary that arose in 2009 and 2010 because the Company considers these earnings to be indefinitely reinvested outside of the United States. As of December 31, 2008, 2009 and 2010, the undistributed earnings of this subsidiary were $0.5 million, $0.7 million and $1.3 million, respectively.

The 2008, 2009 and 2010 current tax provision includes $0.02 million $0.1 million and $0.2 million, respectively, for income taxes arising from the pre-tax income of the Company’s India subsidiaries. The tax provisions are net of the impact of a tax holiday in India. The Company’s benefits from this tax holiday were approximately $0.2 million, $0.3 million, and $0.4 million for the years ended December 31, 2008, 2009 and 2010, respectively.

Accretive Health, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company’s uncertain tax positions as of December 31, 2010, totaled $0.6 million. The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

Unrecognized tax benefits as of December 31, 2008	$248
Increases in positions taken in a current period	196
Decreases in positions taken in prior period	(139)

Unrecognized tax benefits as of December 31, 2009	$305
Increases in positions taken in a current period	325
Increases (decreases) in positions taken in prior period	—

Unrecognized tax benefits as of December 31, 2010	$630

As of December 31, 2010, approximately $0.6 million of the total gross unrecognized tax benefits represented the amount that, if recognized, would result in a reduction of the effective income tax rate in future periods.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. U.S. federal income tax returns for 2008 and 2009 are currently open for examination. State jurisdictions vary for open tax years. The statute of limitations for most states ranges from 3 to 6 years.

13.	Legal Proceedings

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

14.	Earnings (Loss) Per Common Share

Earnings per share (“EPS”) is calculated in accordance with ASC 260, Earnings Per Share. The guidance in ASC 260 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

Under the two-class method, earnings are allocated between common stock and participating securities. The accounting guidance also states that the presentation of basic and diluted earnings per share is required only for each class of common stock and not for participating securities. Prior to the initial public offering, the Company’s Series B and Series C common stock had equal participation rights and therefore the Company has presented earnings per common share for Series B and Series C common stock as one class.

Net income per common share and weighted-average shares used in calculating net income per common share have been restated for all historical periods to reflect a 3.92-for-one stock split effective on May 3, 2010.

The Company’s Series A and Series D convertible preferred stock automatically converted to shares of common stock in connection with the Company’s initial public offering. Additionally, the unvested share-based payment awards that contained non-forfeitable rights to dividends were immaterial as of December 31, 2010. Accordingly, for periods ended after the initial public offering, the two-class computation method is no longer applicable.

Accretive Health, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2008	2009	2010

Net income as reported	$1,243	$14,590	$12,618
Less: Distributed earnings available to participating securities	8,148	8,174	—
Less: Undistributed earnings available to participating securities	—	—	—

Numerator for basic earnings (loss) per share - Undistributed and distributed earnings available to common shareholders	(6,905)	6,416	12,618
Add: Undistributed earnings allocated to participating securities	—	—	—
Less: Undistributed earnings reallocated to participating securities	—	—	—

Numerator for diluted earnings (loss) per share - Undistributed and distributed earnings available to common shareholders	$(6,905)	$6,416	12,618

Denominator for basic earnings (loss) per share - Weighted-average common shares	36,122,470	36,725,194	70,732,791
Effect of dilutive securities	—	7,229,973	23,473,886

Denominator for diluted earnings (loss) per share - Weighted-average common shares adjusted for dilutive securities	36,122,470	43,955,167	94,206,677

Earnings (loss) per share:
Basic net income (loss) per share	$(0.19)	$0.17	$0.18
Diluted net income (loss) per share	(0.19)	0.15	0.13

Because of their anti-dilutive effect, 55,369,976, 47,338,312 and 9,176,289 common share equivalents, comprised of convertible preferred shares, stock options and warrants, have been excluded from the diluted earnings (loss) per share calculation for the years ended December 31, 2008, 2009 and 2010 respectively.

15.	Revolving Credit Facility and Other Commitments

On September 30, 2009, the Company entered into a $15 million line of credit with the Bank of Montreal, which may be used for working capital and general corporate purposes. Any amounts outstanding under the line of credit accrue interest at LIBOR plus 4% and are secured by substantially all of the Company’s assets. Advances under the line of credit are limited to a borrowing base and a cash deposit account which will be established at the time borrowings occur. The line of credit has an initial term of two years and is renewable annually thereafter. As of December 31, 2010, the Company had no amounts outstanding under this line of credit. The line of credit contains restrictive covenants which limit the Company’s ability to, among other things, enter into other borrowing arrangements and pay future dividends. The Company recorded $0.15 million of interest expense in 2009 as a result of the origination fee paid in conjunction with closing this facility.

In August 2010, the Company executed a new office lease for approximately 44,500 square feet in a multi-story building for a period of 11 years. As a result, the Company’s lease payments are expected to increase, on average, by approximately $0.8 million per year. Pursuant to the terms of the lease agreement, the Company issued a stand-by letter of credit in the amount of $1.8 million, increasing total amount of stand-by letters of credit outstanding to $1.9 million. This reduced the availability under the Bank of Montreal’s line of credit to $13.1 million.

From time to time the Company makes commitments regarding its performance under certain portions of its managed service contracts. In the event that the Company does not meet any of these performance requirements, it may incur expenses to remedy the performance issue. The Company reviews its compliance with its contractual performance commitments on a quarterly basis. As of December 31, 2010, the Company met all of its performance commitments and, as a result, has not recorded any liabilities for potential obligations.

Accretive Health, Inc.

Notes to Consolidated Financial Statements — (Continued)

16.	Quarterly Financial Information (Unaudited)

Unaudited summarized financial data by quarter for the years ended December 31, 2009 and 2010 is as follows:

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2009	2009	2009	2009	2010	2010	2010	2010
		(In thousands, except share and per share data)

Net services revenue	$112,467	$125,682	$134,512	$137,531	$125,937	$151,905	$158,424	$170,029
Operating margin	19,764	22,718	28,627	28,372	23,648	33,891	32,152	38,327
Income (loss) from operations	(228)	2,919	6,984	7,889	1,172	7,434	4,481	9,232
Net income (loss)	$(638)	$5,851	$4,270	$5,106	$314	$3,919	$2,858	$5,528
Net income applicable to common shareholders(1)	$(638)	$2,647	$(3,774)	$2,318	$314	$3,919	$2,858	$5,528
Net income per common share
Basic	$(0.02)	$0.07	$(0.11)	$0.06	$0.00	$0.06	$0.03	$0.06
Diluted	(0.02)	0.06	(0.11)	0.05	0.00	0.04	0.03	0.06

(1)	Prior to our initial public offering in May 2010, we allocated net income between common stock and other participating securities, primarily preferred stock shares. Therefore, at each reporting period, income related to other participating securities was excluded from net income available for common shareholders.

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
4.1		Specimen Certificate evidencing shares of Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
10	.1*	Amended and Restated Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
10	.2*	Form of Acknowledgement of Grant, used to evidence option grants under the Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed on September 29, 2009)
10	.3*	Restricted Stock Plan, as amended (incorporated by reference to Exhibit 10.3 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
10	.4*	Form of Restricted Stock Award Agreement under the Restricted Stock Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed on September 29, 2009)
10.5		Third Amended and Restated Stockholders’ Agreement, dated as of February 22, 2009, among the Registrant and the parties named therein, as amended (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed on March 9, 2011)
10.6		Form of Share Exchange Agreement, entered into in February 2009, with each of Etienne H. Deffarges, Steven N. Kaplan, Gregory N. Kazarian, The Shultz 1989 Family Trust, Spiegel Family LLC and John T. Staton Declaration of Trust (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed on September 29, 2009)
10.7		Lease Agreement, dated as of May 4, 2005, between the Registrant and Zeller Management Corporation, as amended by First Lease Amendment, dated as of January 30, 2007, and Second Lease Amendment, dated as of November 26, 2008 (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed on September 29, 2009)
10	.8+	Amended and Restated Master Services Agreement, dated as of December 13, 2007, between the Registrant and Ascension Health (incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
10	.17*	Employment Agreement, dated as of January 2004, between the Registrant and Mary A. Tolan, as amended (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 filed on September 29, 2009)
10	.18*	Employment Agreement, dated as of June 17, 2005, between the Registrant and John T. Staton, as amended (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 filed on September 29, 2009)
10	.19*	Offer Letter, dated December 9, 2003, between the Registrant and Gregory N. Kazarian, as amended (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed on September 29, 2009)
10	.20*	Form of Indemnification Agreement, entered into between the Registrant and each director and executive officer (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 19, 2009)
10	.21+	Credit Agreement, dated as of September 30, 2009, between the Registrant and Bank of Montreal (incorporated by reference to Exhibit 10.21 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
10	.22+	Security Agreement, dated as of September 30, 2009, among the Registrant, Bank of Montreal and specified subsidiaries of the Registrant (incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
10	.23*	2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)

Exhibit
Number		Description

10	.24*	Form of Incentive Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
10	.25*	Form of Nonstatutory Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
21.1		Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
23.1		Consent of Ernst & Young LLP
31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

+	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.