Form 10-Q
period 2011-03-31
Accretive Health, Inc.
filed 2011-05-12
CIK 1472595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares Outstanding as of:	May 6, 2011
Common Stock, $0.01 par value	96,177,282

Accretive Health, Inc.

FORM 10-Q

For the period ended March 31, 2011

Part I.	Financial Information	2
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets — As of March 31, 2011 (unaudited) and December 31, 2010	2
	Condensed Consolidated Statements of Operations (unaudited) — For the Three Months ended March 31, 2011 and 2010	3
	Condensed Consolidated Statements of Cash Flows (unaudited) — For the Three Months ended March 31, 2011 and 2010	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	19

Part II.	Other Information	19
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 4.	Removed and Reserved	19
Item 5.	Other Information	19
Item 6.	Exhibits	19
Signatures		21
EXHIBIT INDEX
EX 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
EX 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
EX 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Accretive Health, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$118,974	$155,573
Accounts receivable, net of allowance for doubtful accounts of $1,825 and $1,582 at March 31, 2011 and December 31, 2010, respectively	93,698	53,894
Prepaid assets	18,558	13,336
Due from related party	1,283	1,283
Other current assets	2,670	1,659
Total current assets	235,183	225,745
Deferred income tax	11,405	11,405
Furniture and equipment, net	21,707	21,698
Goodwill	1,468	1,468
Other, net	1,238	2,303
Total assets	$271,001	$262,619
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,123	$30,073
Accrued service costs	41,749	38,649
Accrued compensation and benefits	5,019	13,331
Deferred income tax	6,016	6,016
Other accrued expenses	7,017	6,062
Deferred revenue	21,373	21,857
Total current liabilities	108,297	115,988
Non-current liabilities:
Other non-current liabilities	4,090	3,912
Total non-current liabilities	4,090	3,912
Total liabilities	$112,387	$119,900
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 95,755,056 and 94,826,509 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	958	948
Additional paid-in capital	175,519	159,780
Non-executive employee loans for stock option exercises	—	(41)
Accumulated deficit	(17,674)	(17,834)
Cumulative translation adjustment	(189)	(134)
Total stockholders' equity	158,614	142,719
Total liabilities and stockholders’ equity	$271,001	$262,619
See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except share and per share amounts)
Net services revenue	$163,714	$125,937
Costs of services	129,541	102,289
Operating margin	34,173	23,648
Other operating expenses:
Infused management and technology	19,532	14,909
Selling, general and administrative	14,240	7,567
Total operating expenses	33,772	22,476
Income from operations	401	1,172
Interest income, net	9	8
Net income before provision for income taxes	410	1,180
Provision for income taxes	250	866
Net income	$160	$314
Net income applicable to common shareholders	$160	$143
Net income per common share
Basic	$0.00	$0.00
Diluted	0.00	0.00
Weighted average shares used in calculating net income per common share
Basic	95,162,411	36,943,691
Diluted	99,178,443	44,371,648

See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Operating activities:
Net income	$160	$314
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	1,997	1,253
Employee stock based compensation	5,976	1,952
Deferred income taxes	—	(210)
Excess tax benefits from equity-based awards	(4,994)	(43)
Changes in operating assets and liabilities:
Accounts receivable	(39,803)	(3,330)
Prepaid and other current assets	(1,109)	691
Accounts payable	(2,947)	6,740
Accrued service costs	3,101	(1,269)
Accrued compensation and benefits	(8,313)	(7,827)
Other accrued expenses	929	(447)
Accrued income taxes	—	(41)
Deferred rent expense	177	—
Deferred revenue	(484)	(7,866)
Net cash used in operating activities	(45,310)	(10,083)
Investing activities:
Purchases of furniture and equipment	(1,335)	(424)
Acquisition of software	(661)	(1,196)
Collection (issuance) of note receivable	931	(1,081)
Net cash used in investing activities	(1,065)	(2,701)
Financing activities:
Proceeds from issuance of common stock from employee stock option exercise	4,777	16
Collection of non-executive employee notes receivable	41	13
Excess tax benefit from equity-based awards	4,994	43
Initial public offering costs	—	(689)
Net cash provided by (used in) financing activities	9,812	(617)
Effect of exchange rate changes on cash	(36)	53
Net decrease in cash and cash equivalents	(36,599)	(13,348)
Cash and cash equivalents at beginning of period	155,573	43,659
Cash and cash equivalents at end of period	$118,974	$30,311

See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 — BUSINESS DESCRIPTION AND BASIS OF PRESENTATION
Accretive Health, Inc. ("the Company") is a leading provider of services that help healthcare providers generate sustainable improvements in their operating margins and healthcare quality while also improving patient, physician and staff satisfaction. The Company's core service offering helps U.S. healthcare providers to more efficiently manage their revenue cycles, which encompass patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections. Accretive's quality and total cost of care service offering, introduced in 2010, can enable healthcare providers to effectively manage the health of a defined patient population, which the Company believes is a future direction of the manner in which healthcare services will be delivered in the United States.

The accompanying unaudited condensed consolidated financial statements reflect the financial position as of March 31, 2011, the results of operations for the three months ended March 31, 2011 and 2010, and the cash flows of the Company for the three months ended March 31, 2011 and 2010. These financial statements include the accounts of Accretive Health, Inc. and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2011.

When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. For a more complete discussion of the Company’s significant accounting policies and other information, the unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2011 (File No. 001-34746).
Stock Split
Immediately prior to the consummation of the initial public offering (the "IPO") of the Company's common stock in May 2010, the number of authorized common and preferred shares was increased to 500,000,000 and 5,000,000, respectively. In addition, all common share and per share amounts in the consolidated financial statements and notes thereto have been restated to reflect a stock split effective on May 3, 2010 whereby each share of common stock was reclassified into 3.92 shares of common stock.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
In October 2009, the FASB issued ASU No. 09-13, Revenue Recognition - Multiple Deliverable Revenue Arrangements, or ASU 09-13. ASU 09-13 updates the existing multiple-element revenue arrangements guidance currently included in FASB ASC 605-25. The revised guidance provides for two significant changes to the existing multiple element revenue arrangements guidance. The first change relates to the determination of when the individual deliverables included in a multiple element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. Together, these changes are likely to result in earlier recognition of revenue and related costs for multiple-element arrangements than under the previous guidance. This guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised multiple element revenue arrangements guidance is effective for the first annual reporting period beginning on or after June 15, 2010, however, early adoption is permitted, provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company adopted this ASU as of January 1, 2011. The adoption did not have a significant impact on the Company's condensed consolidated financial statements.

NOTE 3 — FAIR VALUE OF FINANCIAL INSTRUMENTS
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

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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
The Company’s financial assets which are required to be measured at fair value on a recurring basis consist of cash equivalents totaling $112.7 million, which are invested in highly liquid money market funds and treasury securities and accordingly classified as level 1 assets in the fair value hierarchy. The Company does not have any financial liabilities which are required to be measured at fair value on a recurring basis.

NOTE 4 — SEGMENTS AND CONCENTRATIONS
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
While managed independently and governed by separate contracts, several of the Company’s customers are affiliated with a single healthcare system, Ascension Health. Pursuant to the Company’s master services agreement with Ascension Health, the Company provides services to Ascension Health’s affiliated hospitals that execute separate contracts with the Company. The Company’s aggregate net services revenue from these hospitals accounted for 49.3% and 59.3% of the Company's total net services revenue during the three months ended March 31, 2011 and 2010, respectively.
Additionally, Henry Ford Health System, which is not affiliated with Ascension Health, with which the Company entered into a managed service contract in 2009, accounted for 9.0% and 10.9% of the Company’s total net services revenue in the three months ended March 31, 2011 and 2010, respectively. Fairview Health Systems, which is not affiliated with Ascension Health, with which the Company entered into a managed service contract in the first half of 2010, accounted for 15.0% of the Company’s total net services revenue for the three months ended March 31, 2011.

NOTE 5 — NET SERVICES REVENUE
The Company’s net services revenue consisted of the following for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net base fees for managed service contracts	$141,732	$111,369
Incentive payments for managed service contracts	17,310	12,334
Other services	4,672	2,234
Net services revenue	$163,714	$125,937

NOTE 6 — INCOME TAXES
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

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

of certain expenses in various taxing jurisdictions, where the Company conducts its business. These taxing jurisdictions apply a broad range of statutory income tax rates.
Income tax expense for the three months ended March 31, 2011 is different from the amount derived by applying the federal statutory tax rate of 35% mainly due to the impact of certain state income taxes and state taxes which are based on gross receipts.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state and foreign jurisdictions. U.S. federal income tax returns for 2008, 2009, and 2010 are currently open for examination. State jurisdictions vary for open tax years. The statutes of limitations for most states range from three to six years.

NOTE 7 — STOCKHOLDERS' EQUITY
Preferred Stock
In conjunction with its initial public offering in May 2010, the Company restated its certificate of incorporation and authorized 5,000,000 shares of preferred stock with a par value $0.01. The preferred stock may be issued from time to time in one or more series, each of which may have distinctive designations as determined by the Company's board of directors prior to the issuance of the preferred shares. Each series of preferred stock may have no, limited, or full voting powers and other special rights, conversion features, redemption features, dividend participation criteria, qualifications, limitations, and restrictions as stated and expressed in board resolutions providing for the issuance of such series of preferred stock. As of March 31, 2011 and December 31, 2010, the Company does not have any shares of preferred stock outstanding.

Common Stock

In March, 2011, the Company completed a public offering in which 7,475,000 shares of common stock were sold by certain selling stockholders at an offering price of $23.50 per share. The Company did not sell any securities nor did it receive any of the proceeds from the sale of the shares. The offering generated gross proceeds to the selling stockholders of $175.7 million, or $167.8 million net of underwriting discounts. The Company incurred approximately $1.0 million of expenses relating to this offering.
Stock Options
The Company maintains a 2006 Amended and Restated Stock Option Plan, as amended (the “2006 Plan”). In April 2010, the Company adopted a new 2010 Stock Incentive Plan (the “2010 Plan”), which became effective immediately prior to the closing of the initial public offering. The Company will not make any further grants under the 2006 Plan, and the 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. As of March 31, 2011, an aggregate of 14,864,147 shares were subject to outstanding options under both plans, and 8,011,472 shares were available for grant. However, to the extent that previously granted awards under the 2006 Plan or 2010 Plan expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company, the number of shares available for future awards will increase, up to a maximum of 24,374,756 shares.
A summary of the options activity during the three months ended March 31, 2011 is shown below:

		Weighted-Average
	Shares	Exercise Price
Outstanding at January 1, 2011	15,749,404	$9.45
Granted	114,400	18.18
Exercised	(928,547)	5.15
Cancelled	—	—
Forfeited	(71,110)	12.29
Outstanding at March 31, 2011	14,864,147	$9.77
Outstanding and vested at March 31, 2011	7,050,221	$6.05
Outstanding and vested at December 31, 2010	6,440,139	$4.08

The share-based compensation costs relating to the Company’s stock options for the three months ended March 31, 2011 and 2010 was $6.0 million and $2.0 million, with related tax benefits of approximately $2.4 million and $0.8 million, respectively.

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 8 — EARNINGS PER COMMON SHARE
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
The Company’s Series A and Series D convertible preferred stock automatically converted to shares of common stock in connection with the IPO. Additionally, the unvested share-based payment awards that contained non-forfeitable rights to dividends were immaterial as of March 31, 2011. Accordingly, for periods ending after the IPO, the two-class computation method is no longer applicable.
The following table sets forth the computation of basic and diluted earnings per share available to common shareholders for the three months ended March 31, 2011 and 2010, respectively.

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except share and per share amounts)
Net income, as reported	$160	$314
Less: Distributed earnings available to participating securities	—	—
Less: Undistributed earnings available to participating securities	—	171
Numerator for basic earnings per share — Undistributed and distributed earnings available to common shareholders	160	143
Add: Undistributed earnings allocated to participating securities	—	2
Less: Undistributed earnings reallocated to participating securities	—	(2)
Numerator for diluted earnings per share — Undistributed and distributed earnings available to common shareholders	$160	$143
Denominator for basic earnings per share — Weighted average common shares	95,162,411	36,943,691
Effect of dilutive securities	4,016,032	7,427,957
Denominator for diluted earnings per share — Weighted average common shares adjusted for dilutive securities	99,178,443	44,371,648
Earnings per share:
Basic net income per share	$0.00	$0.00
Diluted net income per share	0.00	0.00

Because of their anti-dilutive effect, 140,000 and 51,982,850 common share equivalents comprised of stock options, warrants and convertible preferred shares have been excluded from the diluted earnings per share calculation for the three months ended March 31, 2011 and 2010, respectively.

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 9 — OTHER COMPREHENSIVE INCOME
The components of total comprehensive income were as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net income	$160	$314
Foreign currency translation adjustment	(55)	134
Comprehensive income	$105	$448

NOTE 10 — LEGAL
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

NOTE 11 — REVOLVING CREDIT FACILITY AND OTHER COMMITMENTS
The Company has a $15 million line of credit with the Bank of Montreal, which may be used for working capital and general corporate purposes. Any amounts outstanding under the line of credit accrue interest at LIBOR plus 4% and are secured by substantially all of the Company’s assets. Advances under the line of credit are limited to a borrowing base and a cash deposit account which will be established at the time borrowings occur. The line of credit has an initial term of two years and is renewable annually thereafter. As of March 31, 2011, the Company had no amounts outstanding under this line of credit; however, letters of credit to various landlords in the aggregate of approximately $1.8 million reduced the Company's available line of credit to $13.2 million. The line of credit contains restrictive covenants which limit the Company's ability to, among other things, enter into other borrowing arrangements and pay dividends.
From time to time the Company makes commitments regarding its performance under certain portions of its managed service contracts. In the event that the Company does not meet any of these performance requirements, it may incur expenses to remedy the performance issue. The Company reviews its compliance with its contractual performance commitments on a quarterly basis. As of March 31, 2011 and December 31, 2010, the Company met all of its performance commitments and, as a result, has not recorded any liabilities for potential obligations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to “Accretive Health”, “the Company,” “we,” “our,” and “us” mean Accretive Health, Inc., and its subsidiaries.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, on March 18, 2011 (File No. 001-34746). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in our 2010 Annual Report on Form 10-K. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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

Our customers typically are multi-hospital systems, including faith-based or community healthcare systems, academic medical centers and independent ambulatory clinics, and their affiliated physician practice groups. To implement our solutions, we assume full responsibility for the management and cost of the operations we have contracted to manage and supplement the customer's existing staff involved in such operations with seasoned Accretive Health personnel. A customer's revenue improvements and cost savings generally increase over time as we deploy additional programs and as the programs we implement become more effective, which in turn provides visibility into our future revenue and profitability.

Our revenue cycle management services customers have historically achieved significant net revenue yield improvements within 18 to 24 months of implementing our solution, with such customers operating under mature managed service contracts typically realizing 400 to 600 basis points in yield improvements in the third or fourth contract year. All of a customer's yield improvements during the period we are providing services are attributed to our solution because we assume full responsibility for the management of the customer's revenue cycle. Our methodology for measuring yield improvements excludes the impact of external factors such as changes in reimbursement rates from payors, the expansion of existing services or addition of new services, volume increases and acquisitions of hospitals or physician practices, which may impact net revenue but are not considered changes to net revenue yield.

We and our customers share financial gains resulting from our solutions, which directly aligns our objectives and interests with those of our customers. Both we and our customers benefit - on a contractually agreed-upon basis - from net revenue increases realized by the customers as a result of our services. To date, we have experienced a contract renewal rate of 100% (excluding exploratory new service offerings, a consensual termination following a change of control and a customer reorganization). Coupled with the long-term nature of our managed service contracts and the fixed nature of the base fees under each contract, our historical renewal experience provides a core source of recurring revenue.

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

Seasonality

Our quarterly and annual net services revenue generally increased each period due to ongoing expansion in the number of hospitals subject to managed service contracts with us and increases in the amount of incentive payments earned. The timing of customer additions is not uniform throughout the year. We also experience fluctuations in incentive payments as a result of patients' ability to accelerate or defer elective procedures, particularly around holidays such as Thanksgiving and Christmas. Generally, incentive payments earned are lower in the first quarter of each year and higher in the fourth quarter of each year. For example, incentive payments in the quarter ended March 31, 2011 were $17.3 million, or only 75% of the $23.2 million earned in the quarter ended December 31, 2010. As a result of incentive payment fluctuations, our adjusted EBITDA is typically lower in the first quarter of each fiscal year. For example, our adjusted EBITDA of $4.4 million for the quarter ended March 31, 2010 represented less than 10% of our $45.0 million of adjusted EBITDA for the year ended December 31, 2010. We expect this seasonality to continue in our business and we believe that first quarter adjusted EBITDA will average approximately 10% of full fiscal year adjusted EBITDA for the foreseeable future; provided, however, that due to the factors described above, as well as other factors, some of which may be beyond our control, our actual results could differ materially from these estimates.

FINANCIAL OPERATIONS OVERVIEW
Net Services Revenue
We derive our net services revenue primarily from service contracts under which we manage our customers' revenue cycle or quality and total cost of care operations. Revenues from managed service contracts consist of base fees and incentive payments:

•
Base fee revenues represent our contractually-agreed annual fees for managing and overseeing our customers' revenue cycle or quality and total cost of care operations. Following a comprehensive review of a customer's operations, the customer's base fees are tailored to its specific circumstances and the extent of the customer's operations for which we are assuming operational responsibility; we do not have standardized fee arrangements.

•
Incentive payment revenues for revenue cycle management services represent the amounts we receive by increasing our customers' net patient revenue and identifying potential payment sources for patients who are uninsured and underinsured. These payments are governed by specific formulas contained in the managed service contract with each of our customers. In general, we earn incentive payments by increasing a customer's actual cash yield as a percentage of the contractual amount owed to such customer for the healthcare services provided.

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

The following table summarizes the composition of our net services revenue for the three months ended March 31, 2011 and 2010, on a percentage basis:

	Three Months Ended
	March 31,
	2011	2010
Net base fees for managed service contracts	86.6%	88.4%
Incentive payments for managed service contracts	10.6%	9.8%
Other services	2.8%	1.8%
Net services revenue	100.0%	100.0%

For the three months ended March 31, 2011 and 2010, our net base fee and incentive payments were exclusively related to our revenue cycle management services. We were unable to record revenues for the benefits that may have been achieved in our quality and total cost of care services contract as the amounts were not yet sufficiently fixed and determinable to qualify for revenue recognition under our accounting policy.

Costs of Services
Under our managed service contracts, we assume responsibility for all costs necessary to conduct our customers’ revenue cycle operations. Costs of services consist primarily of:

•
Salaries and benefits of the customers' employees engaged in activities which are included in our contract and who are assigned to work on-site with us. Under our contracts with our customers, we are responsible for the cost of the salaries and benefits for these employees of our customers. Salaries are paid and benefits are provided to such individuals directly by the customer, instead of adding these individuals to our payroll, because these individuals remain employees of our customers.

•
Salaries and benefits of our employees in our shared services centers (these individuals are distinct from on-site “infused management” discussed below) and the non-payroll costs associated with operating our shared service centers.

•	Costs associated with vendors that provide services integral to the customer's services we are contracted to manage.

For the three months ended March 31, 2011 and 2010, our costs of services were exclusively related to the revenue cycle management services.

Operating Margin
Operating margin is equal to net services revenue less costs of services. Our operating model is designed to improve margin under each managed service contract as the contract matures, for several reasons:

•
We typically enhance the productivity of a customer's revenue cycle operations over time as we fully implement our technology and procedures and because any overlap between costs of our shared services centers and costs of hospital operations targeted for transition is generally concentrated in the first year after the transition to the shared services center.

•
Incentive payments under each managed service contract generally increase over time as we deploy additional programs and the programs we implement become more effective and produce improved results for our customers.

Infused Management and Technology Expenses
We refer to our management and staff employees that we devote on-site to customer operations as infused management. Infused management and technology expenses consist primarily of the wages, bonuses, benefits, share based compensation, travel and other costs associated with deploying our employees on customer sites to guide and manage our customers' revenue cycle or quality and total cost of care operations. The employees we deploy on customer sites typically have significant experience in revenue cycle operations, core coordination, technology, quality control or other management disciplines. The other significant portion of these expenses is an allocation of the costs associated with maintaining, improving and deploying our integrated proprietary technology suite and an allocation of the costs previously capitalized for developing our integrated proprietary technology suite.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of expenses for executive, sales, corporate information technology, legal, regulatory compliance, finance and human resources personnel, including wages, bonuses, benefits and share-based compensation; fees for professional services; insurance premiums; facility charges; and other corporate expenses. Professional services consist primarily of external legal, tax and audit services. The costs of developing the processes and technology for our emerging quality and total cost of care service offering prior to November 2010, when we signed our inaugural client, are also included in selling, general and administrative expenses. We expect selling, general and administrative expenses to increase in absolute dollars as we continue to add information technology, human resources, finance, accounting and other administrative personnel as we expand our business.

We also expect to incur additional professional fees and other expenses resulting from future expansion and the compliance requirements of operating as a public company, including increased audit and legal expenses, investor relations expenses, increased insurance expenses, particularly for directors' and officers' liability insurance, and the costs of complying with Section 404 of the Sarbanes-Oxley Act. While these costs may initially increase as a percentage of our net services revenue, we expect that in the future these expenses will increase at a slower rate than our overall business volume, and that they will eventually represent a smaller percentage of our net services revenue.

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

CRITICAL ACCOUNTING POLICIES
For a description of our critical accounting policies and estimates, see our Annual Report on form 10-K for the year ended December 31, 2010.
Legal Proceedings
From time to time, we have been and may become involved in legal or regulatory proceedings arising in the ordinary course of business. We are not presently a party to any material litigation or regulatory proceeding and we are not aware of any pending or threatened litigation or regulatory proceeding that could have a material adverse effect on our business, operating results, financial condition or cash flows.

New Accounting Standards and Disclosures
In October 2009, the FASB issued ASU No. 09-13, Revenue Recognition - Multiple Deliverable Revenue Arrangements, or ASU 09-13. ASU 09-13 updates the existing multiple-element revenue arrangements guidance currently included in FASB ASC 605-25. The revised guidance provides for two significant changes to the existing multiple element revenue arrangements guidance. The first change relates to the determination of when the individual deliverables included in a multiple element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. Together, these changes are likely to result in earlier recognition of revenue and related costs for multiple-element arrangements than under the previous guidance. This guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised multiple element revenue arrangements guidance is effective for the first annual reporting period beginning on or after June 15, 2010, however, early adoption is permitted, provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We adopted this ASU as of January 1, 2011. The adoption did not have a significant impact on our condensed consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
Our key consolidated financial and operating data are as follows (in thousands):

	Three Months Ended
	March 31, 2011
	2011	2010
Net services revenue	$163,714	$125,937
Costs of services	129,541	102,289
Operating margin	34,173	23,648
Other operating expenses
Infused management and technology	19,532	14,909
Selling, general and administrative	14,240	7,567
Total operating expenses	33,772	22,476
Income from operations	401	1,172
Interest income, net	9	8
Income before provision for income taxes	410	1,180
Provision for income taxes	250	866
Net income	$160	$314
Operating Expense Details:
Infused management and technology expense, excluding depreciation and amortization expense and share-based compensation expense	$16,415	$12,880
Selling, general and administrative expense, excluding depreciation and amortization expense and share-based compensation expense	10,527	6,391
Depreciation and amortization expense(1)	1,463	1,253
Share-based compensation expense(2)	5,367	1,952
Total operating expenses	$33,772	$22,476
Other operating and Non-GAAP financial data
Adjusted EBITDA(3)	$8,374	$4,377

	As of March 31,
	2011	2010
	(In millions)
Projected contracted annual revenue run rate(4)	$744 to $759	$603 to $615
___________________________

(1)
For the three months ended March 31, 2011, $534 of depreciation and amortization expense was allocated to cost of services. No such allocation was done for the three months ended March 31, 2010 as the amount was not material.

(2)
Share-based compensation expense includes stock based compensation expense. For the three months ended March 31, 2011, $609 of share-based compensation expense was allocated to cost of services. No such allocation was done for the three months ended March 31, 2010 as the amount was not material.

(3)
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

(4)
We define our projected contracted annual revenue run rate as the expected total net services revenue for the subsequent 12 months for all healthcare providers for which we are providing services under contract. We believe that our projected contracted annual revenue run rate is a useful method to measure our overall business volume at a point in time and changes in the volume of our business over time because it eliminates the timing impact associated with the signing of new contracts during a specific quarterly or annual period. Actual revenues may differ from the projected amounts used for purposes of calculating projected contracted annual revenue run rate because, among other factors, the scope of services provided to existing customers may change and the incentive fees we earn may be more or less than expected depending on our ability to achieve projected increases in our customers' net revenue yield and projected reductions in the total medical cost of the customer's patient populations.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Net Services Revenues
The following table summarizes the composition of our net services revenue for the three months ended March 31, 2011 and 2010, respectively (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net base fees for managed service contracts	$141,732	$111,369
Incentive payments for managed service contracts	17,310	12,334
Other services	4,672	2,234
Net services revenue	$163,714	$125,937

Net services revenue increased $37.8 million, or 30.0%, to $163.7 million for the three months ended March 31, 2011, from $125.9 million for the three months ended March 31, 2010. The largest component of the increase, net base fee revenue, increased $30.4 million, or 27.3%, to $141.7 million  for the three months ended March 31, 2011, from $111.4 million for the three months ended March 31, 2010, primarily due to an increase in the number of hospitals with which we had managed service contracts from 53 as of March 31, 2010 to 67 as of March 31, 2011. We have added one new customer during the quarter ended March 31, 2011. In addition, incentive payment revenues increased by $5.0 million, or 40.3%, to $17.3 million for the three months ended March 31, 2011, from $12.3 million for the three months ended March 31, 2010, consistent with the increases that generally occur as our managed service contracts mature.
Our projected contracted annual revenue run rate at March 31, 2011 was $744 million to $759 million compared to $603 million to $615 million at March 31, 2010. Based on the midpoint of the two ranges, our projected contracted annual revenue run rate as of March 31, 2011 increased by $142 million, or 23.4%. We define our projected contracted annual revenue run rate as the expected total net services revenue for the subsequent twelve months for all healthcare providers for which we are providing services that are under contract as of the end of the reporting period.
Costs of Services
Our costs of services increased $27.3 million, or 26.6%, to $129.5 million for the three months ended March 31, 2011, from $102.3 million for the three months ended March 31, 2010. The increase in costs of services was primarily attributable to the increase in the number of hospitals for which we provide managed services.
Operating Margin
Operating margin increased $10.5 million, or 44.5%, to $34.2 million for the three months ended March 31, 2011 from $23.6 million for the three months ended March 31, 2010. The operating margin as a percentage of net services revenue increased from 18.8% for the three months ended March 31, 2010 to 20.9% for the three months ended March 31, 2011, primarily due to increased levels of cost efficiencies in the performance of our managed service contracts, net of shared customer cost savings and an increased ratio of mature managed service contracts.
Operating Expenses
Infused management and technology expenses increased $4.6 million, or 31.0%, to $19.5 million for the three months ended March 31, 2011, from $14.9 million for the three months ended March 31, 2010. The increase in infused management and technology expenses included $2.4 million of costs associated with our quality and total cost of care offering, which, prior to the signing of our inaugural contract with Fairview in November, 2010, were reflected in our selling, general and administrative expenses. Additionally, an increase in the number of our management personnel deployed at customer facilities and an increase in the number of new management personnel being hired and trained in anticipation of their deployment to customer sites resulted in an increase of our infused management and technology expenses for the three months ended March 31, 2011.
Selling, general and administrative expenses increased $6.7 million, or 88.2%, to $14.2 million for the three months ended

March 31, 2011, from $7.6 million for the three months ended March 31, 2010. The increase included $1.0 million of secondary offering costs, $0.9 million of public company costs and $2.5 million for increases in sales and marketing personnel costs, net of share-based compensation expense. The increase also included $2.5 million of additional depreciation, amortization and share-based compensation expense as discussed below.
We allocate share-based compensation expense and depreciation and amortization expense between cost of services, infused management expenses and selling, general and administrative expenses. During the three months ended March 31, 2011, the following changes affected the infused management and SG&A expense categories:

•
Share-based compensation expense, increased $3.4 million, or 174.9%, to $5.4 million for the three months ended March 31, 2011 from $2.0 million for the three months ended March 31, 2010. The increase was primarily due to IPO-related option grants for executive officers, employees and non-employee directors for which the Company did not begin to recognize expense until the second quarter of 2010 when the price of these options was determined, as well as vesting of previously granted stock options associated with the continued increase in the number of employees.

•
Depreciation and amortization expense increased $0.2 million, or 16.8%, to $1.5 million for the three months ended March 31, 2011, from $1.3 million for the three months ended March 31, 2010, due to the addition of internally developed software, computer equipment, furniture and fixtures, and other property to support our growing operations.

For the three months ended March 31, 2011, approximately $0.6 million and $0.5 million of share-based compensation expense and depreciation and amortization expense, respectively, was allocated to cost of services due to the expansion of our shared services centers.
Income Taxes
Tax expense decreased $0.6 million to $0.3 million for the three months ended March 31, 2011, from $0.9 million for the three months ended March 31, 2010. The decrease was primarily due to the decrease in taxable income during the period as well as the reduction in gross receipts tax liability in one of the states, where a large portion of our operations is conducted, as a result of the legislative change which occurred in August, 2010.
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity is cash flows from operations. Given our current cash and cash equivalents and accounts receivable, we believe that we will have sufficient funds to meet our long-term and short-term liquidity and capital needs. We expect that the combination of our current liquidity and expected additional cash generated from operations will be sufficient for our planned capital expenditures, which are expected to consist primarily of capitalized software, fixed assets as we continue building out our infrastructure, and other investing activities, in the next 12 months.
Our cash and cash equivalents were $119.0 million at March 31, 2011 as compared to $155.6 million as of December 31, 2010. Our initial public offering (the "IPO"), which closed on May 25, 2010, generated gross proceeds to us of $80.8 million, net of underwriting discounts and offering expenses. Through March 31, 2011, we did not use any of our proceeds from the IPO, which are invested in highly liquid money market funds and treasury securities.
Cash flows from operating, investing and financing activities, as reflected in our condensed consolidated statements of cash flows, are summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net cash provided by (used in)
Operating activities	$(45,310)	$(10,083)
Investing activities	(1,065)	(2,701)
Financing activities	9,812	(617)

Operating Activities
Cash used in operating activities for the three months ended March 31, 2011 totaled $45.3 million, as compared to the cash used by operating activities of $10.1 million for the three months ended March 31, 2010. Receivables from customers increased by $39.8 million during the three months ended March 31, 2011, of which $24.4 million of receivables that became due during the quarter ended March 31, 2011, were collected on April 1, 2011. During the three months ended March 31, 2010, our trade receivables increased by $3.3 million primarily due to the increased net services revenues and the timing of customer payments. Accounts payable and accrued service costs increased by $0.2 million and $5.5 million for the three months ended March 31, 2011 and 2010, respectively, due to the timing of vendor payments. Accrued compensation and benefits decreased by $8.3 million for the three months ended March 31, 2011 primarily due to the payment of $10.0 million of 2010 performance bonuses in the first quarter of 2011. During the three months ended March 31, 2010, accrued compensation and benefits decreased by $7.8 million primarily as a result of 2009 performance bonuses payouts. Deferred revenue decreased by $0.5 million for the three months ended March 31, 2011 and $7.9 million for the three months ended March 31, 2010 primarily due to the timing of cash receipts from our customers.
Investing Activities
Cash used in investing activities was $1.1 million for the three months ended March 31, 2011, which included approximately $2.0 million of capital expenditures, offset by $0.9 million of note receivable collections. Cash used in investing activities for the three months ended March 31, 2010 totaled $2.7 million. Use of cash in these periods primarily related to the purchase of furniture and fixtures, leasehold improvements, computer hardware and software to support the growth of our business.
Financing Activities
Cash provided by financing activities was $9.8 million for the three months ended March 31, 2011 primarily due to the receipt of proceeds from our employees' stock option exercises and the exercises' favorable effect on our future tax liability. Cash used by financing activities was $0.6 million for the three months ended March 31, 2010 due to the costs associated with preparing for our IPO.
Revolving Credit Facility
On September 30, 2009, we entered into a $15 million line of credit with the Bank of Montreal, which may be used for working capital and general corporate purposes. Any amounts outstanding under the line of credit accrue interest at LIBOR plus 4% and are secured by substantially all of the Company’s assets. Advances under the line of credit are limited to a borrowing base and a cash deposit account which will be established at the time borrowings occur. The line of credit has an initial term of two years and is renewable annually thereafter. As of March 31, 2011, we had no amounts outstanding under this line of credit; however, letters of credit to various landlords in the aggregate of approximately $1.8 million reduced our available line of credit to $13.2 million. The line of credit contains restrictive covenants which limit our ability to, among other things, enter into other borrowing arrangements and pay dividends.
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
The following table presents a reconciliation of adjusted EBITDA to net income, the most comparable GAAP measure (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net income	$160	$314
Net interest (income) expense(a)	(9)	(8)
Provision for income taxes	250	866
Depreciation and amortization expense	1,997	1,253
EBITDA	2,398	2,425
Stock compensation expense(b)	5,976	1,952
Adjusted EBITDA	$8,374	$4,377
_________________________

(a)	Net interest income represents earnings from our cash and cash equivalents. No debt or other interest-bearing obligations were outstanding during any of the periods presented.

(b)	Stock compensation expense represents the share-based compensation expense reflected in our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Foreign Currency Exchange Risk.  Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee because a portion of our operating expenses are incurred by our subsidiary in India and are denominated in Indian rupees. However, we do not generate any revenues outside of the United States. For the three months ended March 31, 2011 and 2010, less than 5% of our expenses were denominated in Indian rupees. As a result, we believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2011. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information set forth under Note 10 — Legal to the unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”).

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds from Initial Public Offering
From the effective date of our Initial Public Offering's registration statement through March 31, 2011, we did not use any of our proceeds from the IPO. There has been no change in the planned use of proceeds from the initial public offering as described in our Registration Statement on Form S-1 declared effective by the SEC on May 19, 2010.
Unregistered Sale of Equity Securities
During the three months ended March 31, 2011, there were no unregistered sales of equity securities.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 12, 2011	ACCRETIVE HEALTH, INC
Registrant

/s/ Mary A. Tolan
Mary A. Tolan
Director, Founder, President and Chief Executive Officer
(Principal Executive Officer)

/s/ John T. Staton
John T. Staton
Chief Financial Officer and Treasurer
(Principal Financial Officer)