Form 10-Q
period 2011-06-30
Accretive Health, Inc.
filed 2011-08-12
CIK 1472595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares Outstanding as of: August 3, 2011

Common Stock, $0.01 par value	97,510,126

Accretive Health, Inc.

FORM 10-Q
For the period ended June 30, 2011

Table of Contents

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets — As of June 30, 2011 (unaudited) and December 31, 2010	2
	Condensed Consolidated Statements of Income (unaudited) — For the Three and Six Months ended June 30, 2011 and 2010	3
	Condensed Consolidated Statements of Cash Flows (unaudited) — For the Six Months ended June 30, 2011 and 2010	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 4.	Removed and Reserved	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
Signatures		26
EXHIBIT INDEX
EX 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
EX 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
EX 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Accretive Health, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$150,297	$155,573
Accounts receivable, net of allowance for doubtful accounts of $1,746 and $1,582 at June 30, 2011 and December 31, 2010, respectively	92,007	53,894
Prepaid taxes	24,454	11,436
Prepaid assets	2,678	1,900
Due from related party	1,288	1,283
Other current assets	4,007	1,659

Total current assets	274,731	225,745
Deferred income tax	11,405	11,405
Furniture and equipment, net	24,384	21,698
Goodwill	1,468	1,468
Other, net	1,203	2,303

Total assets	$313,191	$262,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,264	$30,073
Accrued service costs	42,721	38,649
Accrued compensation and benefits	13,257	13,331
Deferred income tax	6,016	6,016
Other accrued expenses	5,894	6,062
Deferred revenue	19,335	21,857

Total current liabilities	117,487	115,988
Non-current liabilities:
Other non-current liabilities	3,940	3,912

Total non-current liabilities	3,940	3,912

Total liabilities	$121,427	$119,900

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 97,439,681 and 94,826,509 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	974	948
Additional paid-in capital	200,151	159,780
Non-executive employee loans for stock option exercises	—	(41)
Accumulated deficit	(9,121)	(17,834)
Cumulative translation adjustment	(240)	(134)

Total stockholders’ equity	191,764	142,719

Total liabilities and stockholders’ equity	$313,191	$262,619

See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except share and per share amounts)

Net services revenue	$183,587	$151,905	$347,301	$277,841
Costs of services	136,530	118,014	266,071	220,302

Operating margin	47,057	33,891	81,230	57,539
Other operating expenses:
Infused management and technology	21,210	16,148	40,742	31,057
Selling, general and administrative	12,618	10,309	26,858	17,877

Total operating expenses	33,828	26,457	67,600	48,934
Income from operations	13,229	7,434	13,630	8,605
Interest income, net	6	2	15	10

Net income before provision for income taxes	13,235	7,436	13,645	8,615
Provision for income taxes	4,682	3,517	4,932	4,383

Net income	$8,553	$3,919	$8,713	$4,232

Net income per common share
Basic	$0.09	$0.06	$0.09	$0.09
Diluted	0.08	0.04	0.09	0.05
Weighted average shares used in calculating net income per common share
Basic	96,569,081	61,660,729	95,869,632	49,642,701
Diluted	101,064,774	92,734,255	100,246,198	90,734,198

See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)

Operating activities:
Net income	$8,713	$4,232
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	4,114	2,562
Employee stock based compensation	11,338	5,542
Deferred income taxes	—	(2,277)
Excess tax benefits from equity-based awards	(16,902)	(1,284)
Changes in operating assets and liabilities:
Accounts receivable	(38,113)	(19,051)
Prepaid taxes	3,505	3,199
Prepaid and other current assets	(2,618)	(368)
Accounts payable	187	3,795
Accrued service costs	4,072	6,258
Accrued compensation and benefits	(74)	(3,881)
Other accrued expenses	(193)	1,413
Accrued income taxes	—	2,617
Deferred rent expense	27	852
Deferred revenue	(2,522)	(5,948)

Net cash used in operating activities	(28,466)	(2,339)

Investing activities:
Purchases of furniture and equipment	(4,260)	(2,357)
Acquisition of software	(2,521)	(2,646)
Collection (issuance) of note receivable	963	(757)

Net cash used in investing activities	(5,818)	(5,760)

Financing activities:
Proceeds from the initial public offering, net of issuance costs	—	83,756
Liquidation preference payment	—	(866)
Proceeds from issuance of common stock from employees’ stock option exercises	12,156	166
Collection of non-executive employees’ notes receivable	41	55
Excess tax benefit from equity-based awards	16,902	1,284

Net cash provided by financing activities	29,099	84,395

Effect of exchange rate changes on cash	(91)	(81)

Net increase (decrease) in cash and cash equivalents	(5,276)	76,215
Cash and cash equivalents at beginning of period	155,573	43,659

Cash and cash equivalents at end of period	$150,297	$119,874

See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 —	BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

Accretive Health, Inc. (“the Company”) is a leading provider of services that help healthcare providers generate sustainable improvements in their operating margins and healthcare quality while also improving patient, physician and staff satisfaction. The Company’s core service offering helps U.S. healthcare providers to more efficiently manage their revenue cycles, which encompass patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections. Accretive’s quality and total cost of care service offering, introduced in 2010, can enable healthcare providers to effectively manage the health of a defined patient population, which the Company believes is a future direction of the manner in which healthcare services will be delivered in the United States.

The accompanying unaudited condensed consolidated financial statements reflect the Company’s financial position as of June 30, 2011, the results of operations for the three and six months ended June 30, 2011 and 2010, and the cash flows of the Company for the six months ended June 30, 2011 and 2010. These financial statements include the accounts of Accretive Health, Inc. and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2011.

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

The Company’s financial assets are required to be measured at fair value on a recurring basis. These financial assets consist of cash equivalents totaling $144.0 million, which are invested in highly liquid money market funds and treasury securities and accordingly classified as Level 1 assets in the fair value hierarchy. The Company does not have any financial liabilities that are required to be measured at fair value on a recurring basis.

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

While managed independently and governed by separate contracts, several of the Company’s customers are affiliated with a single healthcare system, Ascension Health. Pursuant to the Company’s master services agreement with Ascension Health, the Company provides services to Ascension Health’s affiliated hospitals that execute separate contracts with the Company. The Company’s aggregate net services revenue from these hospitals accounted for 43.9% and 53.8% of the Company’s total net services revenue during the three months ended June 30, 2011 and 2010, respectively. The Company’s aggregate net services revenue from these hospitals accounted for 46.4% and 56.3% of the Company’s total net services revenue during the six months ended June 30, 2011 and 2010, respectively.

Additionally, Henry Ford Health System, which is not affiliated with Ascension Health, with which the Company entered into a managed service contract in 2009, accounted for 9.4% and 10.8% of the Company’s total net services revenue in the three months ended June 30, 2011 and 2010, respectively. Henry Ford Health System’s revenue accounted for 9.2% and 10.9% of the Company’s total net services revenue in the six months ended June 30, 2011 and 2010. Fairview Health Systems, which is not affiliated with Ascension Health, with which the Company entered into a managed service contract in the first half of 2010, accounted for 13.8% and

Accretive Health, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

10.6% of the Company’s total net services revenue for the three months ended June 30, 2011 and 2010, respectively. Fairview Health Systems accounted for 14.4% and 5.8% of the Company’s total net services revenue for the six months ended June 30, 2011 and 2010, respectively.

NOTE 5 —	NET SERVICES REVENUE

The Company’s net services revenue consisted of the following for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net base fees for managed service contracts	$149,112	$128,188	$290,844	$239,557
Incentive payments for managed service contracts	25,921	20,075	43,231	32,408
Other services	8,554	3,642	13,226	5,876

Net services revenue	$183,587	$151,905	$347,301	$277,841

NOTE 6 —	INCOME TAXES

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

Income tax expense for the three and six months ended June 30, 2011 is different from the amount derived by applying the federal statutory tax rate of 35% mainly due to the impact of certain state income taxes and state taxes which are based on gross receipts.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state and foreign jurisdictions. U.S. federal income tax returns for 2008, 2009, and 2010 are currently open for examination. State jurisdictions vary for open tax years. The statutes of limitations for most states range from three to six years.

NOTE 7 —	STOCKHOLDERS’ EQUITY

Common Stock

In March 2011, the Company completed a public offering in which 7,475,000 shares of common stock were sold by certain selling stockholders at an offering price of $23.50 per share. The Company did not sell any securities nor did it receive any of the proceeds from the sale of the shares. The offering generated gross proceeds to the selling stockholders of $175.7 million, or $167.8 million net of underwriting discounts. The Company incurred approximately $1.0 million of expenses relating to this offering, which is included in selling, general and administrative expenses in the condensed consolidated statements of income.

Stock Options

The Company maintains a 2006 Amended and Restated Stock Option Plan, as amended (the “2006 Plan”). In April 2010, the Company adopted a new 2010 Stock Incentive Plan (the “2010 Plan”), which became effective immediately prior to the closing of the initial public offering. The Company will not make

Accretive Health, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

any further grants under the 2006 Plan, and the 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. As of June 30, 2011, an aggregate of 14,740,806 shares were subject to outstanding options under both plans, and 6,450,188 shares were available for grant. However, to the extent that previously granted awards under the 2006 Plan or 2010 Plan expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company, the number of shares available for future awards will increase, up to a maximum of 24,374,756 shares.

A summary of the options activity during the six months ended June 30, 2011 is shown below:

		Weighted-Average
	Shares	Exercise Price

Outstanding at January 1, 2011	15,749,404	$9.45
Granted	2,050,154	25.93
Exercised	(2,613,172)	4.65
Cancelled	(4,900)	6.14
Forfeited	(440,680)	14.00

Outstanding at June 30, 2011	14,740,806	$12.46

Outstanding and vested at June 30, 2011	6,164,957	$7.11

Outstanding and vested at December 31, 2010	6,440,139	$4.08

The share-based compensation costs relating to the Company’s stock options for the three months ended June 30, 2011 and 2010 were $5.4 million and $3.6 million, with related tax benefits of approximately $2.1 million and $1.4 million, respectively. The share-based compensation costs relating to the Company’s stock options for the six months ended June 30, 2011 and 2010 were $11.3 million and $5.5 million, with related tax benefits of approximately $4.5 million and $2.2 million, respectively.

NOTE 8 —	EARNINGS PER COMMON SHARE

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period under the treasury stock method. Under the treasury stock method, dilutive securities are assumed to be exercised at the beginning of the periods and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Securities are excluded from the computations of diluted net income per share if their effect would be anti-dilutive to earnings per share.

Accretive Health, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table sets forth the computation of basic and diluted earnings per share available to common shareholders for the three and six months ended June 30, 2011 and 2010, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except share and per share amounts)

Net income, as reported	$8,553	$3,919	$8,713	$4,232
Denominator for basic earnings per share — Weighted average common shares	96,569,081	61,660,729	95,869,632	49,642,701

Basic net income per share	$0.09	$0.06	$0.09	$0.09

Denominator for basic earnings per share — Weighted average common shares	96,569,081	61,660,729	95,869,632	49,642,701
Effect of dilutive securities	4,495,693	31,073,526	4,376,566	41,091,497

Denominator for diluted earnings per share — Weighted average common shares adjusted for dilutive securities	101,064,774	92,734,255	100,246,198	90,734,198

Diluted net income per share	$0.08	$0.04	$0.09	$0.05

Because of their anti-dilutive effect, 2,006,754 and 8,868,338 common share equivalents comprised of stock options have been excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2011 and 2010, respectively.

NOTE 9 —	OTHER COMPREHENSIVE INCOME

The components of total comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$8,553	$3,919	$8,713	$4,232
Foreign currency translation adjustment	(51)	(205)	(106)	(71)

Comprehensive income	$8,502	$3,714	$8,607	$4,161

NOTE 10 —	LEGAL

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

The Company has a $15 million line of credit with the Bank of Montreal, which may be used for working capital and general corporate purposes. Any amounts outstanding under the line of credit accrue interest at LIBOR plus 4% and are secured by substantially all of the Company’s assets. Advances under the line of credit are limited to a borrowing base and a cash deposit account which will be established at the time borrowings occur. The line of credit has an initial term of two years and is renewable annually thereafter. As of June 30, 2011, the Company had no amounts outstanding under this line of credit; however, letters of credit to various landlords in the aggregate of approximately $1.8 million reduced the Company’s available line of

Accretive Health, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

credit to $13.2 million. The line of credit contains restrictive covenants which limit the Company’s ability to, among other things, enter into other borrowing arrangements and pay dividends.

From time to time the Company makes commitments regarding its performance under certain portions of its managed service contracts. In the event that the Company does not meet any of these performance requirements, it may incur expenses to remedy the performance issue. The Company reviews its compliance with its contractual performance commitments on a quarterly basis. As of June 30, 2011 and December 31, 2010, the Company met all of its performance commitments and, as a result, has not recorded any liabilities for potential obligations.

NOTE 12 —	SUBSEQUENT EVENTS

On July 19, 2011 the Company notified one of its customers that it was exercising its dispute resolution rights due to, among other matters, the customer’s failure to pay outstanding trade receivables. The receivables from the customer at June 30, 2011 totaled $7.7 million. The Company believes that its billings are correct and intends to aggressively seek payment of the amounts due through the dispute resolution and arbitration provisions of the contract. The Company did not accrue any reserves relating to this receivable at June 30, 2011.

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

Our integrated revenue cycle technology and services offering spans the entire revenue cycle. We help our revenue cycle customers increase the portion of the maximum potential patient revenue they receive, while reducing total revenue cycle costs. Our quality and total cost of care solution is designed to help our customers identify the individuals who are most likely to experience an adverse health event and, as a result, incur high healthcare costs in the coming year. This data allows providers to focus greater efforts on managing these patients within and across the delivery system, as well as at home.

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

Our revenue cycle management services customers have historically achieved significant net revenue yield improvements within 18 to 24 months of implementing our solution, with such customers operating under mature managed service contracts typically realizing 400 to 600 basis points in yield improvements in the third or fourth contract year. All of a customer’s yield improvements during the period in which we provide services are attributed to our solution because we assume full responsibility for the management of the customer’s revenue cycle. Our methodology for measuring yield improvements excludes the impact of external factors such as changes in reimbursement rates from payors, the expansion of existing services or addition of new services, volume increases and acquisitions of hospitals or physician practices, which may impact net patient revenue but are not considered changes to net revenue yield.

We and our customers share financial gains resulting from our solutions, which directly aligns our objectives and interests with those of our customers. Both we and our customers benefit — on a contractually agreed-upon basis — from net patient revenue increases realized by the customers as a result of our services. To date, we have experienced a contract renewal rate of 100% (excluding exploratory new service offerings, a consensual termination following a change of control and a customer reorganization). Coupled with the long-term nature of our managed service contracts and the fixed nature of the base fees under each contract, our historical renewal experience provides a core source of recurring revenue.

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

Some of our service contracts entitle customers to receive a share of the cost savings we achieve from operating their revenue cycle. This share is returned to customers as a reduction in subsequent base fees or incentive fees. Our services revenue is reported net of cost sharing, and we refer to this as our net services revenue.

The following table summarizes the composition of our net services revenue for the three and six months ended June 30, 2011 and 2010, on a percentage basis:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net base fees for managed service contracts	81.2%	84.4%	83.7%	86.2%
Incentive payments for managed service contracts	14.1%	13.2%	12.4%	11.7%
Other services	4.7%	2.4%	3.9%	2.1%

Net services revenue	100.0%	100.0%	100.0%	100.0%

For the three and six months ended June 30, 2011 and 2010, our net base fee and incentive payments were exclusively related to our revenue cycle management services. We were unable to record revenues for the benefits that may have been achieved in our quality and total cost of care services contract as the amounts were not yet sufficiently fixed and determinable to qualify for revenue recognition under our accounting policy.

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

For the three and six months ended June 30, 2011 and 2010, our costs of services were primarily related to the revenue cycle management services.

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

Infused Management and Technology Expenses

We refer to our management and staff employees that we devote on-site to customer operations as infused management. Infused management and technology expenses consist primarily of the wages, bonuses, benefits, share based compensation, travel and other costs associated with deploying our employees on customer sites to guide and manage our customers’ revenue cycle or quality and total cost of care operations. The employees we deploy on customer sites typically have significant experience in revenue cycle operations, care coordination, technology, quality control or other management disciplines. The other significant portion of these expenses is an allocation of the costs associated with maintaining, improving and deploying our integrated proprietary technology suite and an allocation of the costs previously capitalized for developing our integrated proprietary technology suite.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses for executive, sales, corporate information technology, legal, regulatory compliance, finance and human resources personnel, including wages, bonuses, benefits and share-based compensation; fees for professional services; insurance premiums; facility charges; and other corporate expenses. Professional services consist primarily of external legal, tax and audit services. The costs of developing the processes and technology for our emerging quality and total cost of care service offering prior to November 2010, when we signed our inaugural client, are also included in selling, general and administrative expenses. Subsequent to November 2010, costs associated with operating our quality and total cost of care managed service contract are a part of infused management and technology costs. We expect selling, general and administrative expenses to increase in absolute dollars as we continue to add information technology, human resources, finance, accounting and other administrative personnel as we expand our business.

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

CONSOLIDATED RESULTS OF OPERATIONS

Our key consolidated financial and operating data are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
	2011	2010	2011	2010

Net services revenue	$183,587	$151,905	$347,301	$277,841
Costs of services	136,530	118,014	266,071	220,302

Operating margin	47,057	33,891	81,230	57,539
Other operating expenses
Infused management and technology	21,210	16,148	40,742	31,057
Selling, general and administrative	12,618	10,309	26,858	17,877

Total operating expenses	33,828	26,457	67,600	48,934
Income from operations	13,229	7,434	13,630	8,605
Interest income, net	6	2	15	10

Income before provision for income taxes	13,235	7,436	13,645	8,615
Provision for income taxes	4,682	3,517	4,932	4,383

Net income	$8,553	$3,919	$8,713	$4,232

Operating Expense Details:
Infused management and technology expense, excluding depreciation and amortization expense and share-based compensation expense	$17,518	$12,909	$33,933	$25,789
Selling, general and administrative expense, excluding depreciation and amortization expense and share-based compensation expense	9,935	8,649	20,461	15,041
Depreciation and amortization expense(1)	1,515	1,309	2,979	2,562
Share-based compensation expense(2)	4,860	3,590	10,227	5,542

Total operating expenses	$33,828	$26,457	$67,600	$48,934

Other operating and Non-GAAP financial data
Adjusted EBITDA(3)	$20,708	$12,333	$29,082	$16,709

	As of June 30,
	2011	2010
	(In millions)

Projected contracted annual revenue run rate(4)	$840 to $857	$614 to $626

(1)	For the three and six months ended June 30, 2011, $602 and $1,135, respectively, of depreciation and amortization expense was allocated to cost of services. No such allocation was made for the three and six months ended June 30, 2010 as the amount was not material.

(2)	For the three and six months ended June 30, 2011, $502 and $1,111 of share-based compensation expense was allocated to cost of services. No such allocation was done for the three and six months ended June 30, 2010 as the amount was not material.

(3)	We define adjusted EBITDA as net income before net interest income (expense), income tax expense (benefit), depreciation and amortization expense and share-based compensation expense. Adjusted EBITDA is a non-GAAP financial measure and should not be considered as an alternative to net income, operating income and any other measure of financial performance calculated and presented in accordance with GAAP. See “Use of Non-GAAP Financial Measures” for additional discussion.

(4)	We define our projected contracted annual revenue run rate as the expected total net services revenue for the subsequent 12 months for all healthcare providers for which we are providing services under contract.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Net Services Revenues

The following table summarizes the composition of our net services revenue for the three months ended June 30, 2011 and 2010, respectively (in thousands):

	Three Months Ended
	June 30,
	2011	2010

Net base fees for managed service contracts	$149,112	$128,188
Incentive payments for managed service contracts	25,921	20,075
Other services	8,554	3,642

Net services revenue	$183,587	$151,905

Net services revenue increased $31.7 million, or 20.9%, to $183.6 million for the three months ended June 30, 2011, from $151.9 million for the three months ended June 30, 2010. Net base fee revenue, which accounted for the majority of the increase, increased $20.9 million, or 16.3%, to $149.1 million for the three months ended June 30, 2011, from $128.2 million for the three months ended June 30, 2010, primarily due to an increase in the number of hospitals with which we had managed service contracts from 61 as of June 30, 2010 to 74 as of June 30, 2011. We have added three new customers during the quarter ended June 30, 2011. In addition, incentive payment revenues increased by $5.8 million, or 29.1%, to $25.9 million for the three months ended June 30, 2011, from $20.1 million for the three months ended June 30, 2010, consistent with the increases that generally occur as our managed service contracts mature.

Our projected contracted annual revenue run rate at June 30, 2011 was $840 million to $857 million compared to $614 million to $626 million at June 30, 2010. Based on the midpoint of the two ranges, our projected contracted annual revenue run rate as of June 30, 2011 increased by $229 million, or 36.9%. We define our projected contracted annual revenue run rate as the expected total net services revenue for the subsequent twelve months for all healthcare providers for which we are providing services that are under contract as of the end of the reporting period.

Costs of Services

Our costs of services increased $18.5 million, or 15.7%, to $136.5 million for the three months ended June 30, 2011, from $118.0 million for the three months ended June 30, 2010. The increase in costs of services was primarily attributable to the increase in the number of hospitals for which we provide managed services.

Operating Margin

Operating margin increased $13.2 million, or 38.8%, to $47.1 million for the three months ended June 30, 2011 from $33.9 million for the three months ended June 30, 2010. The operating margin as a percentage of net services revenue increased from 22.3% for the three months ended June 30, 2010 to 25.6% for the three months ended June 30, 2011, primarily due to increased levels of cost efficiencies in the performance of our managed service contracts, net of shared customer cost savings and an increased ratio of mature managed service contracts.

Operating Expenses

Infused management and technology expenses increased $5.1 million, or 31.3%, to $21.2 million for the three months ended June 30, 2011, from $16.1 million for the three months ended June 30, 2010. The increase was primarily due to the incremental costs related to our quality and total cost of care offering, an increase in the number of our management personnel deployed at customer facilities, and an increase in the number of new management personnel being hired and trained in anticipation of their deployment to customer sites.

Selling, general and administrative expenses increased $2.3 million, or 22.4%, to $12.6 million for the three months ended June 30, 2011, from $10.3 million for the three months ended June 30, 2010. The increase included the net incremental business development expenses of approximately $1.1 million, net of share-based compensation expense. The increase also included $1.0 million of additional depreciation, amortization and share-based compensation expense as discussed below.

We allocate share-based compensation expense and depreciation and amortization expense between cost of services, infused management expenses and selling, general and administrative expenses. During the three months ended June 30, 2011, the following changes affected the infused management and SG&A expense categories:

•	Share-based compensation expense increased $1.3 million, or 35.4%, to $4.9 million for the three months ended June 30, 2011 from $3.6 million for the three months ended June 30, 2010. The increase was primarily due to the vesting of previously granted stock options associated with the continued increase in the number of employees.

•	Depreciation and amortization expense increased $0.2 million, or 15.7%, to $1.5 million for the three months ended June 30, 2011, from $1.3 million for the three months ended June 30, 2010, due to the addition of internally developed software, computer equipment, furniture and fixtures, and other property to support our growing operations.

For the three months ended June 30, 2011, approximately $0.5 million and $0.6 million of share-based compensation expense and depreciation and amortization expense, respectively, was allocated to cost of services due to the expansion of our shared services centers. No such allocation was done for the three months ended June 30, 2010 as the amount was not material.

Income Taxes

Tax expense increased $1.2 million to $4.7 million for the three months ended June 30, 2011, from $3.5 million for the three months ended June 30, 2010. The increase was primarily due to the increase in taxable income during the period, offset by the reduction in gross receipts tax liability in one of the states, where a large portion of our operations is conducted, as a result of the legislative change which occurred in August 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net Services Revenues

The following table summarizes the composition of our net services revenue for the six months ended June 30, 2011 and 2010, respectively (in thousands):

	Six Months Ended
	June 30,
	2011	2010

Net base fees for managed service contracts	$290,844	$239,557
Incentive payments for managed service contracts	43,231	32,408
Other services	13,226	5,876

Net services revenue	$347,301	$277,841

Net services revenue increased $69.5 million, or 25.0%, to $347.3 million for the six months ended June 30, 2011, from $277.8 million for the six months ended June 30, 2010. The largest component of the increase, net base fee revenue, increased $51.3 million, or 21.4%, to $290.8 million for the six months ended June 30, 2011, from $239.6 million for the six months ended June 30, 2010, primarily due to an increase in the number of hospitals with which we had managed service contracts from 61 as of June 30, 2010 to 74 as of June 30, 2011. In addition, incentive payment revenues increased by $10.8 million, or 33.4%, to $43.2 million for the six months ended June 30, 2011, from $32.4 million for the six months ended June 30, 2010, consistent with the increases that generally occur as our managed service contracts mature.

Costs of Services

Our costs of services increased $45.8 million, or 20.8%, to $266.1 million for the six months ended June 30, 2011, from $220.3 million for the six months ended June 30, 2010. The increase in costs of services was primarily attributable to the increase in the number of hospitals for which we provide managed services.

Operating Margin

Operating margin increased $23.7 million, or 41.2%, to $81.2 million for the six months ended June 30, 2011 from $57.5 million for the six months ended June 30, 2010. The operating margin as a percentage of net services revenue increased from 20.7% for the six months ended June 30, 2010 to 23.4% for the six months ended June 30, 2011, primarily due to increased levels of cost efficiencies in the performance of our managed service contracts, net of shared customer cost savings and an increased ratio of mature managed service contracts.

Operating Expenses

Infused management and technology expenses increased $9.7 million, or 31.2%, to $40.7 million for the six months ended June 30, 2011, from $31.1 million for the six months ended June 30, 2010. The increase was primarily due to the incremental costs related to our quality and total cost of care offering, an increase in the number of our management personnel deployed at customer facilities, and an increase in the number of new management personnel being hired and trained in anticipation of their deployment to customer sites.

Selling, general and administrative expenses increased $9.0 million, or 50.2%, to $26.9 million for the six months ended June 30, 2011, from $17.9 million for the six months ended June 30, 2010. The increase included $1.0 million of secondary offering costs, $1.4 million of public company costs and $3.1 million for increases in sales and marketing personnel costs, net of share-based compensation expense. The increase also included $3.6 million of additional depreciation, amortization and share-based compensation expense as discussed below.

We allocate share-based compensation expense and depreciation and amortization expense between cost of services, infused management expenses and selling, general and administrative expenses. During the six months ended June 30, 2011, the following changes affected the infused management and SG&A expense categories:

•	Share-based compensation expense increased $4.7 million, or 84.5%, to $10.2 million for the six months ended June 30, 2011 from $5.5 million for the six months ended June 30, 2010. The increase was primarily due to IPO-related option grants for executive officers, employees and non-employee directors for which the Company did not begin to recognize expense until the second quarter of 2010 when the price of these options was determined, as well as vesting of previously granted stock options associated with the continued increase in the number of employees.

•	Depreciation and amortization expense increased $0.4 million, or 16.3%, to $3.0 million for the six months ended June 30, 2011, from $2.6 million for the six months ended June 30, 2010, due to the addition of internally developed software, computer equipment, furniture and fixtures, and other property to support our growing operations.

For the six months ended June 30, 2011, approximately $1.1 million and $1.1 million of share-based compensation expense and depreciation and amortization expense, respectively, was allocated to cost of services due to the expansion of our shared services centers.

Income Taxes

Tax expense increased $0.5 million to $4.9 million for the six months ended June 30, 2011, from $4.4 million for the six months ended June 30, 2010. The increase was primarily due to the increase in taxable income during the period offset by reduction in gross receipts tax liability in one of the states, where a large portion of our operations is conducted, as a result of the legislative change which occurred in August, 2010.

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

Our cash and cash equivalents were $150.3 million at June 30, 2011 as compared to $155.6 million as of December 31, 2010. Our initial public offering (the “IPO”), which closed on May 25, 2010, generated gross proceeds to us of $80.8 million, net of underwriting discounts and offering expenses. Through June 30, 2011, we did not use any of our proceeds from the IPO, which are invested in highly liquid money market funds and treasury securities.

Cash flows from operating, investing and financing activities, as reflected in our condensed consolidated statements of cash flows, are summarized in the following table (in thousands):

	Six Months Ended
	June 30,
	2011	2010

Net cash provided by (used in)
Operating activities	$(28,466)	$(2,339)
Investing activities	(5,818)	(5,760)
Financing activities	29,099	84,395

Operating Activities

Cash used in operating activities for the six months ended June 30, 2011 totaled $28.5 million, as compared to the cash used by operating activities of $2.3 million for the six months ended June 30, 2010.

Receivables from customers increased by $38.1 million and $19.1 million during the six months ended June 30, 2011 and June 30, 2010, respectively, primarily due to the increased net services revenues and the timing of customer payments. On July 19, 2011, we notified one of our customers that we were exercising our dispute resolution rights with respect to, among other matters, the customer’s failure to pay outstanding trade receivables. The receivables from the customer totaled $7.7 million at June 30, 2011. We believe that our billings are correct and intend to aggressively seek payment of the amounts due through the dispute resolution and arbitration provisions of the contract. We did not accrue any reserves relating to this receivable at June 30, 2011. Excess tax benefits from equity-based awards of $16.9 million resulted in an equivalent increase in prepaid taxes, as these benefits could not be used in the current period as income taxes payable had already been reduced to $0. This resulted in the full $16.9 million being accounted for as cash used in operating activities. Accounts payable and accrued service costs increased by $4.3 million and $10.1 million for the six months ended June 30, 2011 and 2010, respectively, due to the timing of vendor payments. Deferred revenue decreased by $2.5 million for the six months ended June 30, 2011 and $5.9 million for the six months ended June 30, 2010 primarily due to the timing of cash receipts from our customers. For the three months ended June 30, 2011, cash provided by operating activities was $16.8 million as compared to $7.7 million for the three months ended June 30, 2010.

Investing Activities

Cash used in investing activities was $5.8 million for the six months ended June 30, 2011, which included approximately $6.8 million of capital expenditures, offset by $1.0 million of note receivable collections. Cash used in investing activities for the six months ended June 30, 2010 totaled $5.8 million. Use of cash in these periods primarily related to the purchase of furniture and fixtures, leasehold improvements, computer hardware and software to support the growth of our business.

Financing Activities

Cash provided by financing activities was $29.1 million for the six months ended June 30, 2011 primarily due to the receipt of proceeds from our employees’ stock option exercises and the related favorable effect of approximately $16.9 million on our future tax liability. Cash provided by financing activities was $84.4 million for the six months ended June 30, 2010 due to the receipt of proceeds from our IPO.

Revolving Credit Facility

On September 30, 2009, we entered into a $15 million line of credit with the Bank of Montreal, which may be used for working capital and general corporate purposes. Any amounts outstanding under the line of credit accrue interest at LIBOR plus 4% and are secured by substantially all of the Company’s assets. Advances under the line of credit are limited to a borrowing base and a cash deposit account which will be established at the time borrowings occur. The line of credit has an initial term of two years and is renewable annually thereafter. As of June 30, 2011, we had no amounts outstanding under this line of credit; however, letters of credit to various landlords in the aggregate of approximately $1.8 million reduced our available line of credit to $13.2 million. The line of credit contains restrictive covenants which limit our ability to, among other things, enter into other borrowing arrangements and pay dividends.

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

The following table presents a reconciliation of adjusted EBITDA to net income, the most comparable GAAP measure (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$8,553	$3,919	$8,713	$4,232
Net interest (income) expense(a)	(6)	(2)	(15)	(10)
Provision for income taxes	4,682	3,517	4,932	4,383
Depreciation and amortization expense	2,117	1,309	4,114	2,562

EBITDA	15,346	8,743	17,744	11,167
Stock compensation expense(b)	5,362	3,590	11,338	5,542

Adjusted EBITDA	$20,708	$12,333	$29,082	$16,709

(a)	Net interest income represents earnings from our cash and cash equivalents. No debt or other interest-bearing obligations were outstanding during any of the periods presented.

(b)	Stock compensation expense represents the share-based compensation expense reflected in our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity.  Our interest income is primarily generated from interest earned on all cash and cash equivalents. Our exposure to market risks related to interest expense is limited to borrowings under our revolving line of credit, which bears interest at LIBOR plus 4%. To date, there have been no borrowings under this facility. We do not enter into interest rate swaps, caps or collars or other hedging instruments.

Foreign Currency Exchange Risk.  Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee because a portion of our operating expenses are incurred by our subsidiary in India and are denominated in Indian rupees. However, we do not generate any revenues outside of the United States. For the six months ended June 30, 2011 and 2010, less than 5% of our expenses were denominated in Indian rupees. As a result, we believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2011. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Use of Proceeds from Initial Public Offering

From the effective date of our Initial Public Offering’s registration statement through June 30, 2011, we did not use any of our proceeds from the IPO. There has been no change in the planned use of proceeds from the initial public offering as described in our Registration Statement on Form S-1 declared effective by the SEC on May 19, 2010.

Unregistered Sale of Equity Securities

During the three months ended June 30, 2011, there were no unregistered sales of equity securities.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit
Number		Exhibit Description

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS*	XBRL Instance Document
101	.SCH*	XBRL Schema Document
101	.CAL*	XBRL Calculation Linkbase Document
101	.LAB*	XBRL Labels Linkbase Document
101	.PRE*	XBRL Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Date: August 12, 2011