Form 10-Q
period 2011-09-30
Accretive Health, Inc.
filed 2011-11-10
CIK 1472595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares Outstanding as of:	November 1, 2011
Common Stock, $0.01 par value	98,214,051

Accretive Health, Inc.

FORM 10-Q

For the period ended September 30, 2011

Part I.	Financial Information	2
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets — As of September 30, 2011 (unaudited) and December 31, 2010	2
	Condensed Consolidated Statements of Income (unaudited) — For the Three and Nine Months ended September 30, 2011 and 2010	3
	Condensed Consolidated Statements of Cash Flows (unaudited) — For the Nine Months ended September 30, 2011 and 2010	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

Part II.	Other Information	20
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 4.	Removed and Reserved	21
Item 5.	Other Information	21
Item 6.	Exhibits	21
Signatures		22
EXHIBIT INDEX
EX 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
EX 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
EX 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Document

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Accretive Health, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$182,094	$155,573
Accounts receivable, net of allowance for doubtful accounts of $1,834 and $1,582 at September 30, 2011 and December 31, 2010, respectively	106,722	53,894
Prepaid taxes	15,514	11,436
Prepaid assets	2,205	1,900
Due from related party	1,291	1,283
Other current assets	2,009	1,659
Total current assets	309,835	225,745
Deferred income taxes	11,405	11,405
Furniture and equipment, net	24,285	21,698
Goodwill	1,468	1,468
Other, net	512	2,303
Total assets	$347,505	$262,619
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,825	$30,073
Accrued service costs	64,404	38,649
Accrued compensation and benefits	9,991	13,331
Deferred income taxes	6,016	6,016
Other accrued expenses	8,676	6,062
Deferred revenue	19,150	21,857
Total current liabilities	135,062	115,988
Non-current liabilities:
Other non-current liabilities	4,003	3,912
Total non-current liabilities	4,003	3,912
Total liabilities	$139,065	$119,900
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 98,196,591 shares issued and 98,181,787 shares outstanding at September 30, 2011; 94,826,509 shares issued and outstanding at December 31, 2010	982	948
Additional paid-in capital	210,341	159,780
Non-executive employee loans for stock option exercises	—	(41)
Accumulated deficit	(1,851)	(17,834)
Cumulative translation adjustment	(653)	(134)
Treasury stock (14,804 shares of common stock held in treasury)	(379)	—
Total stockholders' equity	208,440	142,719
Total liabilities and stockholders’ equity	$347,505	$262,619
See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except share and per share amounts)
Net services revenue	$218,893	$158,424	$566,194	$436,265
Costs of services	169,898	126,272	435,969	346,574
Operating margin	48,995	32,152	130,225	89,691
Other operating expenses:
Infused management and technology	21,285	15,760	62,027	46,817
Selling, general and administrative	15,482	11,911	42,340	29,788
Total operating expenses	36,767	27,671	104,367	76,605
Income from operations	12,228	4,481	25,858	13,086
Interest income, net	5	14	20	24
Net income before provision for income taxes	12,233	4,495	25,878	13,110
Provision for income taxes	4,963	1,637	9,895	6,020
Net income	$7,270	$2,858	$15,983	$7,090
Net income per common share
Basic	$0.07	$0.03	$0.17	$0.11
Diluted	0.07	0.03	0.16	0.08
Weighted average shares used in calculating net income per common share
Basic	97,793,262	91,062,356	96,525,150	63,600,972
Diluted	101,868,888	97,464,457	100,912,803	92,959,707

See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
	(In thousands)
Operating activities:
Net income	$15,983	$7,090
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	6,276	4,399
Employee stock based compensation	18,681	10,847
Deferred income taxes	—	(2,275)
Excess tax benefits from equity-based awards	(16,874)	(1,284)
Changes in operating assets and liabilities:
Accounts receivable	(52,838)	(28,119)
Prepaid taxes	13,367	274
Prepaid and other current assets	(1,234)	(1,296)
Accounts payable	(3,198)	8,192
Accrued service costs	25,755	7,585
Accrued compensation and benefits	(3,335)	(912)
Other accrued expenses	2,677	2,286
Accrued income taxes	—	1,615
Deferred rent expense	114	1,965
Deferred revenue	(2,707)	(3,363)
Net cash provided by operating activities	2,667	7,004
Investing activities:
Purchases of furniture and equipment	(5,248)	(5,554)
Acquisition of software	(3,769)	(4,104)
Collection (issuance) of note receivable	1,650	(619)
Net cash used in investing activities	(7,367)	(10,277)
Financing activities:
Proceeds from the initial public offering, net of issuance costs	—	83,756
Liquidation preference payment	—	(866)
Proceeds from issuance of common stock from stock option exercises	15,039	171
Collection of non-executive employees' notes receivable	41	79
Excess tax benefit from equity-based awards	16,874	1,284
Treasury stock purchases for employees' tax withholdings	(379)	—
Net cash provided by financing activities	31,575	84,424
Effect of exchange rate changes on cash	(354)	(200)
Net increase in cash and cash equivalents	26,521	80,951
Cash and cash equivalents at beginning of period	155,573	43,659
Cash and cash equivalents at end of period	$182,094	$124,610

See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 — BUSINESS DESCRIPTION AND BASIS OF PRESENTATION
Accretive Health, Inc. ("the Company") is a leading provider of services that help healthcare providers generate sustainable improvements in their operating margins and healthcare quality while also improving patient, physician and staff satisfaction. The Company's core service offering helps U.S. healthcare providers to more efficiently manage their revenue cycles, which encompass patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections. Accretive's quality and total cost of care service offering, introduced in 2010, enables healthcare providers to effectively manage the health of a defined patient population, which the Company believes is a future direction of the manner in which healthcare services will be delivered in the United States.

The accompanying unaudited condensed consolidated financial statements reflect the Company's financial position as of September 30, 2011, the results of operations for the three and nine months ended September 30, 2011 and 2010, and the cash flows of the Company for the nine months ended September 30, 2011 and 2010. These financial statements include the accounts of Accretive Health, Inc. and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2011.

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

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
From time to time, new accounting pronouncements are issued by the FASB and are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company's management believes that the impact of recently issued accounting pronouncements does not have a material impact on the Company's consolidated financial position, results of operations, and cash flows, or do not apply to the Company's operations.

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
The Company’s financial assets are required to be measured at fair value on a recurring basis. These financial assets consist

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

of cash equivalents totaling $176.7 million, which are invested in highly liquid money market funds and treasury securities and accordingly classified as Level 1 assets in the fair value hierarchy. The Company does not have any financial liabilities that are required to be measured at fair value on a recurring basis.

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
While managed independently and governed by separate contracts, several of the Company’s customers are affiliated with a single healthcare system, Ascension Health. Pursuant to the Company’s master services agreement with Ascension Health, the Company provides services to Ascension Health’s affiliated hospitals that execute separate contracts with the Company. The Company’s aggregate net services revenue from these hospitals accounted for 37.3% and 47.4% of the Company's total net services revenue during the three months ended September 30, 2011 and 2010, respectively. The Company’s aggregate net services revenue from these hospitals accounted for 42.9% and 53.1% of the Company's total net services revenue during the nine months ended September 30, 2011 and 2010, respectively.
Additionally, Henry Ford Health System, which is not affiliated with Ascension Health, with which the Company entered into a managed service contract in 2009, accounted for 6.7% and 11.8% of the Company’s total net services revenue in the three months ended September 30, 2011 and 2010, respectively. Henry Ford Health System's revenue accounted for 8.2% and 11.2% of the Company's total net services revenue in the nine months ended September 30, 2011 and 2010. Fairview Health Systems, which is not affiliated with Ascension Health, with which the Company entered into a managed service contract in the first half of 2010, accounted for 11.5% and 15.3% of the Company’s total net services revenue for the three months ended September 30, 2011 and 2010, respectively. Fairview Health Systems accounted for 13.3% and 9.2% of the Company’s total net services revenue for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 5 — NET SERVICES REVENUE
The Company’s net services revenue consisted of the following for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net base fees for managed service contracts	$177,274	$136,039	$468,118	$375,596
Incentive payments for managed service contracts	29,738	19,093	72,969	51,501
Other services	11,881	3,292	25,107	9,168
Net services revenue	$218,893	$158,424	$566,194	$436,265

NOTE 6 — ACCOUNTS RECEIVABLE AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS
Base fees and incentive payments are billed to customers quarterly. Base fees received prior to when services are delivered are classified as deferred revenue.

The Company assesses its customers’ creditworthiness as a part of its customer acceptance process. The Company maintains an estimated allowance for doubtful accounts to reduce its gross accounts receivable to the amount that it believes will be collected. This allowance is based on the Company’s historical experience, its assessment of each customer’s ability to pay, the length of time a balance has been outstanding and the status of any ongoing communications with each applicable customer.

The Company performs quarterly reviews and analyses of each customer’s outstanding balance and assesses, on an account-by-account basis, whether the allowance for doubtful accounts needs to be adjusted based on currently available evidence such as historical collection experience, current economic trends, past due status and changes in customer payment terms. The Company considers a receivable to be impaired when, based on current information and events, it is probable that

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

the Company will be unable to collect all amounts due according to the contractual terms of the agreement. In accordance with the Company’s policy, if collection efforts have been pursued and all avenues for collections exhausted, accounts receivable would be written off as uncollectible.

Activity in the allowance for doubtful accounts is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Balance at Beginning of Period	$1,746	$82	$1,582	$82
Charges	281	—	524	—
Deductions	(193)	—	(272)	—
Balance at End of Period	$1,834	$82	$1,834	$82

In July, 2011 the Company notified one of its customers that it was exercising its dispute resolution rights due to, among other matters, the customer's delay in paying outstanding accounts receivable. In October, 2011 the parties came to an agreement to resolve the matter with respect to the outstanding accounts receivable. As a result of this agreement, no allowance for uncollectible accounts at September 30, 2011 was recorded. Per the agreement, the Company expects full payment of the outstanding accounts receivable in the fourth quarter of 2011.

NOTE 7 — INCOME TAXES
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
Income tax expense for the three and nine months ended September 30, 2011 is different from the amount derived by applying the federal statutory tax rate of 35% mainly due to the impact of certain state income taxes and state taxes which are based on gross receipts.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state and foreign jurisdictions. U.S. federal income tax returns for 2008, 2009, and 2010 are currently open for examination. State jurisdictions vary for open tax years. The statutes of limitations for most states range from three to six years.

NOTE 8 — STOCKHOLDERS' EQUITY
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
Share-Based Compensation
The Company maintains a 2006 Amended and Restated Stock Option Plan, as amended (the “2006 Plan”). In April 2010, the Company adopted a new 2010 Stock Incentive Plan (the “2010 Plan”), which became effective immediately prior to the closing of the initial public offering. The Company will not make any further grants under the 2006 Plan, and the 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. As of September 30, 2011, the Company had 5,200,158 shares were available for grant. However, to the extent that previously granted awards under the 2006 Plan or 2010 Plan expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company, the number of shares available for future awards will increase, up to a maximum of 24,374,756 shares.
The share-based compensation costs relating to the Company’s stock options and restricted stock awards ("RSA") for the

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

three months ended September 30, 2011 and 2010 were $7.3 million and $5.3 million, with related tax benefits of approximately $2.9 million and $2.1 million, respectively. The share-based compensation costs relating to the Company’s stock options for the nine months ended September 30, 2011 and 2010 were $18.7 million and $10.8 million, with related tax benefits of approximately $7.5 million and $4.3 million, respectively.

Stock Options
A summary of the options activity during the nine months ended September 30, 2011 is shown below:

		Weighted-Average
	Shares	Exercise Price
Outstanding at January 1, 2011	15,749,404	$9.45
Granted	3,644,871	27.05
Exercised	(3,213,687)	4.68
Cancelled	(24,280)	7.66
Forfeited	(922,382)	14.93
Outstanding at September 30, 2011	15,233,926	$14.34
Outstanding and vested at September 30, 2011	5,880,205	$7.64
Outstanding and vested at December 31, 2010	6,440,139	$4.08

Restricted Stock Awards
A summary of the restricted stock activity during the nine months ended September 30, 2011 is shown below:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at January 1, 2011	—	$—
Granted	189,254	27.20
Vested	(47,315)	27.20
Forfeited	(32,859)	27.20
Outstanding at September 30, 2011	109,080	$27.20

RSA vesting is based on the passage of time. The amount of compensation expense is based on the fair value of the Company's stock on the respective grant dates and is recognized ratably over the vesting period.

The Company's restricted stock award agreements allow employees to surrender to the Company shares of stock upon vesting of their RSAs in lieu of their payment of the required personal employment-related taxes. During the nine months ended September 30, 2011 employees surrendered to the Company 14,804 shares of stock which the Company recorded at a cost of approximately $0.4 million. As of September 30, 2011 the Company holds 14,804 shares of its common stock in treasury.

NOTE 9 — EARNINGS PER COMMON SHARE
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

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table sets forth the computation of basic and diluted earnings per share available to common shareholders for the three and nine months ended September 30, 2011 and 2010, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except share and per share amounts)
Net income, as reported	$7,270	$2,858	$15,983	$7,090
Denominator for basic earnings per share — Weighted average common shares	97,793,262	91,062,356	96,525,150	63,600,972
Basic net income per share	$0.07	$0.03	$0.17	$0.11

Denominator for basic earnings per share — Weighted average common shares	97,793,262	91,062,356	96,525,150	63,600,972
Effect of dilutive securities	4,075,626	6,402,101	4,387,653	29,358,735
Denominator for diluted earnings per share — Weighted average common shares adjusted for dilutive securities	101,868,888	97,464,457	100,912,803	92,959,707
Diluted net income per share	$0.07	$0.03	$0.16	$0.08

Because of their anti-dilutive effect, 3,619,414 and 9,032,915 common share equivalents comprised of stock options and restricted stock awards have been excluded from the diluted earnings per share calculation for the three months ended September 30, 2011 and 2010, respectively. Additionally, because of their anti-dilutive effect, 3,719,414 and 8,877,158 common share equivalents comprised of stock options and restricted stock awards have been excluded from the diluted earnings per share calculation for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 10 — OTHER COMPREHENSIVE INCOME
The components of total comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$7,270	$2,858	$15,983	$7,090
Foreign currency translation adjustment	(413)	56	(519)	(15)
Comprehensive income	$6,857	$2,914	$15,464	$7,075

NOTE 11 — LEGAL
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

NOTE 12 — REVOLVING CREDIT FACILITY AND OTHER COMMITMENTS
In September, 2011 the Company reduced its outstanding line of credit with the Bank of Montreal from $15 million to $3 million. The $3 million line of credit can only be utilized by the Company in the form of Letters of Credit and is secured by a $5 million demand deposit with the Bank of Montreal. Any amounts outstanding under the line of credit accrue interest at the greater of the bank-established prime commercial rate, a LIBOR plus 1% rate, or a rate that combines the characteristics of both. The line of credit has an initial term of three years and is renewable annually thereafter. As of September 30, 2011, the Company had outstanding letters of credit of approximately $2.5 million, which reduced the available line of credit to $0.5 million.
From time to time the Company makes commitments regarding its performance under certain portions of its managed service contracts. In the event that the Company does not meet any of these performance requirements, it may incur expenses to

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

remedy the performance issue. The Company reviews its compliance with its contractual performance commitments on a quarterly basis. As of September 30, 2011 and December 31, 2010, the Company met all of its performance commitments and, as a result, has not recorded any liabilities for potential obligations.

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
About the Company
Accretive Health is a leading provider of services that help healthcare providers generate sustainable improvements in their operating margins and healthcare quality while also improving patient, physician and staff satisfaction. Our core service offering helps U.S. healthcare providers to more efficiently manage their revenue cycles, which encompass patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections. Our quality and total cost of care service offering, introduced in 2010, enables healthcare providers to effectively manage the health of a defined patient population, which we believe is a future direction of the manner in which healthcare services will be delivered in the United States.

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

Our revenue cycle management services customers have historically achieved significant net revenue yield improvements within 18 to 24 months of implementing our solution, with such customers operating under mature managed service contracts typically realizing 400 to 600 basis points in yield improvements in the third or fourth contract year. All of a customer's yield improvements during the period in which we provide services are attributed to our solution because we assume full responsibility for the management of the customer's revenue cycle. Our methodology for measuring yield improvements excludes the impact of external factors such as changes in reimbursement rates from payors, the expansion of existing services or addition of new services, volume increases and acquisitions of hospitals or physician practices, which may impact net patient revenue but are not considered changes to net revenue yield.

We and our customers share financial gains resulting from our solutions, which directly aligns our objectives and interests with those of our customers. Both we and our customers benefit - on a contractually agreed-upon basis - from net patient revenue increases realized by the customers as a result of our services. Coupled with the long-term nature of our managed service contracts and the fixed nature of the base fees under each contract, our historical renewal experience provides a core source of recurring revenue.

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

Seasonality

Our quarterly and annual net services revenue generally increased each period due to ongoing expansion in the number of hospitals subject to managed service contracts with us and increases in the amount of incentive payments earned. The timing of customer additions is not uniform throughout the year. We also experience fluctuations in incentive payments as a result of patients' ability to accelerate or defer elective procedures, particularly around holidays such as Thanksgiving and Christmas. Generally, incentive payments earned are lower in the first quarter of each year and higher in the fourth quarter of each year. For example, incentive payments in the quarter ended March 31, 2011 were $17.3 million, or 75% of the $23.2 million earned in the quarter ended December 31, 2010. As a result of incentive payment fluctuations, our adjusted EBITDA is typically lower in the first quarter of each fiscal year. For example, our adjusted EBITDA of $4.4 million for the quarter ended March 31, 2010 represented less than 10% of our $45.0 million of adjusted EBITDA for the year ended December 31, 2010. We expect this seasonality to continue in our business and we believe that first quarter adjusted EBITDA will average approximately 10% of full fiscal year adjusted EBITDA for the foreseeable future; provided, however, that due to the factors described above, as well as other factors, some of which may be beyond our control, our actual results could differ materially from these estimates.

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

The following table summarizes the composition of our net services revenue for the three and nine months ended September 30, 2011 and 2010, on a percentage basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net base fees for managed service contracts	81.0%	85.9%	82.7%	86.1%
Incentive payments for managed service contracts	13.6%	12.1%	12.9%	11.8%
Other services	5.4%	2.0%	4.4%	2.1%
Net services revenue	100.0%	100.0%	100.0%	100.0%

For the three and nine months ended September 30, 2011 and 2010, our net base fee and incentive payments were exclusively related to our revenue cycle management services.

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

For the three and nine months ended September 30, 2011 and 2010, our costs of services were primarily related to the revenue cycle management services.

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

We also expect to incur additional professional fees and other expenses resulting from future expansion and the compliance requirements of operating as a public company, including increased audit and legal expenses, investor relations expenses, increased insurance expenses, including directors' and officers' liability insurance, and the costs of complying with Section 404 of the Sarbanes-Oxley Act. While these costs may initially increase as a percentage of our net services revenue, we expect that in the future these expenses will increase at a slower rate than our overall business volume, and that they will eventually represent a smaller percentage of our net services revenue.

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

New Accounting Standards and Disclosures
From time to time, new accounting pronouncements are issued by the FASB and are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued accounting pronouncements does not have a material impact on the Company's consolidated financial position, results of operations, and cash flows, or do not apply to our operations.

CONSOLIDATED RESULTS OF OPERATIONS
Our key consolidated financial and operating data are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	2011	2010	2011	2010
Net services revenue	$218,893	$158,424	$566,194	$436,265
Costs of services	169,898	126,272	435,969	346,574
Operating margin	48,995	32,152	130,225	89,691
Other operating expenses
Infused management and technology	21,285	15,760	62,027	46,817
Selling, general and administrative	15,482	11,911	42,340	29,788
Total operating expenses	36,767	27,671	104,367	76,605
Income from operations	12,228	4,481	25,858	13,086
Interest income, net	5	14	20	24
Income before provision for income taxes	12,233	4,495	25,878	13,110
Provision for income taxes	4,963	1,637	9,895	6,020
Net income	$7,270	$2,858	$15,983	$7,090
Operating Expense Details:
Infused management and technology expense, excluding depreciation and amortization expense and share-based compensation expense	$16,501	$12,799	$50,434	$39,187
Selling, general and administrative expense, excluding depreciation and amortization expense and share-based compensation expense	11,695	8,748	32,156	23,886
Depreciation and amortization expense(1)	1,629	1,255	4,608	3,449
Share-based compensation expense(2)	6,942	4,869	17,169	10,083
Total operating expenses	$36,767	$27,671	$104,367	$76,605
Other operating and Non-GAAP financial data
Adjusted EBITDA(3)	$21,733	$11,623	$50,815	$28,332

	As of September 30,
	2011	2010
	(In millions)
Projected contracted annual revenue run rate(4)	$854 to $874	$635 to $648
___________________________

(1)
For the three and nine months ended September 30, 2011, $533 and $1,668, respectively, of depreciation and amortization expense was allocated to cost of services. For the three and nine months ended September 30, 2010, $582 and $950, respectively, of depreciation and amortization expense was allocated to cost of services.

(2)
For the three and nine months ended September 30, 2011, $401 and $1,512 of share-based compensation expense was allocated to cost of services. For the three and nine months ended September 30, 2010, $436 and $764, respectively, of share-based compensation expense was allocated to cost of services.

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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
Net Services Revenues
The following table summarizes the composition of our net services revenue for the three months ended September 30, 2011 and 2010, respectively (in thousands):

	Three Months Ended
	September 30,
	2011	2010
Net base fees for managed service contracts	$177,274	$136,039
Incentive payments for managed service contracts	29,738	19,093
Other services	11,881	3,292
Net services revenue	$218,893	$158,424

Net services revenue increased $60.5 million, or 38.2%, to $218.9 million for the three months ended September 30, 2011, from $158.4 million for the three months ended September 30, 2010. Net base fee revenue, which accounted for the majority of the increase, increased $41.2 million, to $177.3 million  for the three months ended September 30, 2011, from $136.0 million for the three months ended September 30, 2010, primarily due to an increase in the number of hospitals with which we had managed service contracts from 64 as of September 30, 2010 to 79 as of September 30, 2011. We have added two new customers during the quarter ended September 30, 2011. In addition, incentive payment revenues increased by $10.6 million, to $29.7 million for the three months ended September 30, 2011, from $19.1 million for the three months ended September 30, 2010, consistent with the increases that generally occur as our managed service contracts mature. All other revenues increased by $8.6 million, to $11.9 million for the three months ended September 30, 2011 from $3.3 million for the three months ended September 30, 2010, as we continued to expand our specialized services such as emergency room physician advisory services.
Our projected contracted annual revenue run rate at September 30, 2011 was $854 million to $874 million compared to $635 million to $648 million at September 30, 2010. Based on the midpoint of the two ranges, our projected contracted annual revenue run rate as of September 30, 2011 increased by $222 million, or 34.7%. We define our projected contracted annual revenue run rate as the expected total net services revenue for the subsequent twelve months for all healthcare providers for which we are providing services that are under contract as of the end of the reporting period.
Costs of Services
Our costs of services increased $43.6 million, or 34.5%, to $169.9 million for the three months ended September 30, 2011, from $126.3 million for the three months ended September 30, 2010. The increase in costs of services was primarily attributable to the increase in the number of hospitals for which we provide managed services.
Operating Margin
Operating margin increased $16.8 million, or 52.4%, to $49.0 million for the three months ended September 30, 2011 from $32.2 million for the three months ended September 30, 2010. The operating margin as a percentage of net services revenue increased from 20.3% for the three months ended September 30, 2010 to 22.4% for the three months ended September 30, 2011, primarily due to increased levels of cost efficiencies in the performance of our managed service contracts, net of shared customer cost savings and an increased ratio of mature managed service contracts.
Operating Expenses
Infused management and technology expenses increased $5.5 million, or 35.1%, to $21.3 million for the three months ended September 30, 2011, from $15.8 million for the three months ended September 30, 2010. The increase was primarily due to the incremental costs related to our quality and total cost of care offering, an increase in the number of our management personnel deployed at customer facilities, and an increase in the number of new management personnel being hired and trained in anticipation of their deployment to customer sites.
Selling, general and administrative expenses increased $3.6 million, or 30.0%, to $15.5 million for the three months ended September 30, 2011, from $11.9 million for the three months ended September 30, 2010. The increase included the net incremental business development expenses of approximately $1.6 million, net of share-based compensation expense. The increase also included $0.6 million of additional depreciation, amortization and share-based compensation expense as discussed below.
We allocate share-based compensation expense and depreciation and amortization expense between cost of services, infused management expenses and selling, general and administrative expenses. During the three months ended September 30, 2011, the following changes affected the infused management and SG&A expense categories:

•
Share-based compensation expense increased $2.1 million, or 42.6%, to $6.9 million for the three months ended September 30, 2011 from $4.9 million for the three months ended September 30, 2010. The increase was primarily due to the vesting of previously granted stock options and restricted stock awards associated with the continued increase in the number of employees and their tenure with the Company.

•
Depreciation and amortization expense increased $0.4 million, or 29.8%, to $1.6 million for the three months ended September 30, 2011, from $1.3 million for the three months ended September 30, 2010, due to the addition of internally developed software, computer equipment, furniture and fixtures, and other property to support our growing operations.

For the three months ended September 30, 2011, approximately $0.4 million and $0.5 million of share-based compensation expense and depreciation and amortization expense, respectively, was allocated to cost of services due to the expansion of our shared services centers. Additionally, for the three months ended September 30, 2010, approximately $0.4 million and $0.6 million of share-based compensation expense and depreciation and amortization expense, respectively, was allocated to cost of services.
Income Taxes
Tax expense increased $3.3 million to $5.0 million for the three months ended September 30, 2011, from $1.6 million for the three months ended September 30, 2010. The increase was primarily due to the increase in taxable income during the period, offset by the reduction in gross receipts tax liability in one of the states, where a large portion of our operations is conducted, as a result of the legislative change which occurred in August 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
Net Services Revenues
The following table summarizes the composition of our net services revenue for the nine months ended September 30, 2011 and 2010, respectively (in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Net base fees for managed service contracts	$468,118	$375,596
Incentive payments for managed service contracts	72,969	51,501
Other services	25,107	9,168
Net services revenue	$566,194	$436,265

Net services revenue increased $129.9 million, or 29.8%, to $566.2 million for the nine months ended September 30, 2011, from $436.3 million for the nine months ended September 30, 2010. The largest component of the increase, net base fee revenue, increased $92.5 million, to $468.1 million for the nine months ended September 30, 2011, from $375.6 million for the nine months ended September 30, 2010, primarily due to an increase in the number of hospitals with which we had managed service contracts from 64 as of September 30, 2010 to 79 as of September 30, 2011. We have added six new customers during the nine months ended September 30, 2011. In addition, incentive payment revenues increased by $21.5 million, to $73.0 million for the nine months ended September 30, 2011, from $51.5 million for the nine months ended September 30, 2010, consistent with the increases that generally occur as our managed service contracts mature. All other revenues increased by $15.9 million, to $25.1 million for the nine months ended September 30, 2011 from $9.2 million for the nine months ended

September 30, 2010, as we continued to expand our specialized services such as emergency room physician advisory services.
Costs of Services
Our costs of services increased $89.4 million, or 25.8%, to $436.0 million for the nine months ended September 30, 2011, from $346.6 million for the nine months ended September 30, 2010. The increase in costs of services was primarily attributable to the increase in the number of hospitals for which we provide managed services.
Operating Margin
Operating margin increased $40.5 million, or 45.2%, to $130.2 million for the nine months ended September 30, 2011 from $89.7 million for the nine months ended September 30, 2010. The operating margin as a percentage of net services revenue increased from 20.6% for the nine months ended September 30, 2010 to 23.0% for the nine months ended September 30, 2011, primarily due to increased levels of cost efficiencies in the performance of our managed service contracts, net of shared customer cost savings and an increased ratio of mature managed service contracts.
Operating Expenses
Infused management and technology expenses increased $15.2 million, or 32.5%, to $62.0 million for the nine months ended September 30, 2011, from $46.8 million for the nine months ended September 30, 2010. The increase was primarily due to the incremental costs related to our quality and total cost of care offering, an increase in the number of our management personnel deployed at customer facilities, and an increase in the number of new management personnel being hired and trained in anticipation of their deployment to customer sites.
Selling, general and administrative expenses increased $12.6 million, or 42.1%, to $42.3 million for the nine months ended September 30, 2011, from $29.8 million for the nine months ended September 30, 2010. The increase included $1.0 million of secondary offering costs, $1.6 million of public company costs and $4.7 million for increases in sales and marketing personnel costs, net of share-based compensation expense. The increase also included $4.3 million of additional depreciation, amortization and share-based compensation expense as discussed below.
We allocate share-based compensation expense and depreciation and amortization expense between cost of services, infused management expenses and selling, general and administrative expenses. During the nine months ended September 30, 2011, the following changes affected the infused management and SG&A expense categories:

•
Share-based compensation expense increased $7.1 million, or 70.3%, to $17.2 million for the nine months ended September 30, 2011 from $10.1 million for the nine months ended September 30, 2010. The increase was primarily due to IPO-related option grants for executive officers, employees and non-employee directors for which the Company did not begin to recognize expense until the second quarter of 2010 when the price of these options was determined, as well as vesting of previously granted stock options and restricted stock awards associated with the continued increase in the number of employees and their tenure with the Company.

•
Depreciation and amortization expense increased $1.2 million, or 33.6%, to $4.6 million for the nine months ended September 30, 2011, from $3.4 million for the nine months ended September 30, 2010, due to the addition of internally developed software, computer equipment, furniture and fixtures, and other property to support our growing operations.

For the nine months ended September 30, 2011, approximately $1.5 million and $1.7 million of share-based compensation expense and depreciation and amortization expense, respectively, was allocated to cost of services due to the expansion of our shared services centers. For the nine months ended September 30, 2010, approximately $0.8 million and $1.0 million of share-based compensation expense and depreciation and amortization expense, respectively, was allocated to cost of services.
Income Taxes
Tax expense increased $3.9 million to $9.9 million for the nine months ended September 30, 2011, from $6.0 million for the nine months ended September 30, 2010. The increase was primarily due to the increase in taxable income during the period offset by reduction in gross receipts tax liability in one of the states, where a large portion of our operations is conducted, as a result of the legislative change which occurred in August, 2010.
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

Our cash and cash equivalents were $182.1 million at September 30, 2011 as compared to $155.6 million as of December 31, 2010. Our initial public offering (the "IPO"), which closed on May 25, 2010, generated gross proceeds to us of $80.8 million, net of underwriting discounts and offering expenses. Through September 30, 2011, we did not use any of our proceeds from the IPO, which are invested in highly liquid money market funds and treasury securities.
Cash flows from operating, investing and financing activities, as reflected in our condensed consolidated statements of cash flows, are summarized in the following table (in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Net cash provided by (used in)
Operating activities	$2,667	$7,004
Investing activities	(7,367)	(10,277)
Financing activities	31,575	84,424

Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2011 totaled $2.7 million, as compared to $7.0 million for the nine months ended September 30, 2010. Receivables from customers increased by $52.8 million during the nine months ended September 30, 2011 primarily due to the increased net services revenues and the timing of customer payments. Of this increase, $20.7 million, or 39%, are less than 30 days old. The Company's trade receivables over 180 days old increased by $4.7 million from $10.9 million as of December 31, 2010 to $15.6 million as of September 30, 2011. As a percentage of net receivables, the trade receivables over 180 days old decreased from 20% as of December 31, 2010 to 15% as of September 30, 2011. Subsequent to September 30, 2011 and prior to the date of this 10-Q filing, payments of $5.2 million of the $15.6 million, of over 180 days old trade receivables, had been collected. Of the remaining $10.4 million over 180 days old, $2.9 million had just recently aged over 180 days in the current quarter. Receivables from customers increased by $28.1 million during the nine months ended September 30, 2010 primarily due to the increased net services revenues and the timing of customer payments. Excess tax benefits from equity-based awards of $16.9 million resulted in an equivalent increase in prepaid taxes, as these benefits could not be used in the current period as income taxes payable had already been reduced to $0. This resulted in the full $16.9 million being accounted for as cash used in operating activities. Accounts payable and accrued service costs increased by $22.6 million and $15.8 million for the nine months ended September 30, 2011 and 2010, respectively, due to the timing of vendor payments. Deferred revenue decreased by $2.7 million for the nine months ended September 30, 2011 and $3.4 million for the nine months ended September 30, 2010 primarily due to the timing of cash receipts from our customers. For the three months ended September 30, 2011, cash provided by operating activities was $31.1 million as compared to $9.3 million for the three months ended September 30, 2010.
Investing Activities
Cash used in investing activities was $7.4 million for the nine months ended September 30, 2011, which included approximately $9.0 million of capital expenditures, offset by $1.7 million of note receivable collections. Cash used in investing activities for the nine months ended September 30, 2010 totaled $10.3 million. Use of cash in these periods primarily related to the purchase of furniture and fixtures, leasehold improvements, computer hardware and software to support the growth of our business.
Financing Activities
Cash provided by financing activities was $31.6 million for the nine months ended September 30, 2011 primarily due to the receipt of proceeds from our employees' stock option exercises and the related favorable effect of approximately $16.9 million on our future tax liability. Cash provided by financing activities was $84.4 million for the nine months ended September 30, 2010 mostly due to the receipt of proceeds from our IPO.
Revolving Credit Facility and Compensating Balance Arrangements
In September, 2011 the Company reduced its outstanding line of credit with the Bank of Montreal from $15 million to $3 million. The $3 million line of credit can only be utilized by the Company in the form of Letters of Credit and is secured by a $5 million demand deposit with the Bank of Montreal. Any amounts outstanding under the line of credit accrue interest at the greater of the bank-established prime commercial rate, a LIBOR plus 1% rate, or a rate that combines the characteristics of both. The line of credit has an initial term of three years and is renewable annually thereafter. As of September 30, 2011, the Company had outstanding letters of credit of approximately $2.5 million, which reduced the available line of credit to $0.5 million.

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

The following table presents a reconciliation of adjusted EBITDA to net income, the most comparable GAAP measure (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$7,270	$2,858	$15,983	$7,090
Net interest income (a)	(5)	(14)	(20)	(24)
Provision for income taxes	4,963	1,637	9,895	6,020
Depreciation and amortization expense	2,162	1,837	6,276	4,399
EBITDA	14,390	6,318	32,134	17,485
Stock compensation expense(b)	7,343	5,305	18,681	10,847
Adjusted EBITDA	$21,733	$11,623	$50,815	$28,332
_________________________

(a)	Net interest income represents earnings from our cash and cash equivalents. No debt or other interest-bearing obligations were outstanding during any of the periods presented.

(b)	Stock compensation expense represents the share-based compensation expense reflected in our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity.  Our interest income is primarily generated from interest earned on all cash and cash equivalents. Our exposure to market risks related to interest expense is limited to borrowings under our revolving line of credit to secure various letters of credit. We do not enter into interest rate swaps, caps or collars or other hedging instruments.
Foreign Currency Exchange Risk.  Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee because a portion of our operating expenses are incurred by our subsidiary in India and are denominated in Indian rupees. However, we do not generate any revenues outside of the United States. For the nine months ended September 30, 2011 and 2010, less than 5% of our expenses were denominated in Indian rupees. As a result, we believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2011. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information set forth under Note 11 — Legal to the unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”).

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds from Initial Public Offering
From the effective date of our Initial Public Offering's registration statement through September 30, 2011, we did not use any of our proceeds from the IPO. There has been no change in the planned use of proceeds from the initial public offering as described in our Registration Statement on Form S-1 declared effective by the SEC on May 19, 2010.
Unregistered Sale of Equity Securities
During the three months ended September 30, 2011, there were no unregistered sales of equity securities.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.DEF*	XBRL Taxonomy Extension Document
101.PRE*	XBRL Presentation Linkbase Document

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

Date:	November 10, 2011	ACCRETIVE HEALTH, INC
Registrant

/s/ Mary A. Tolan
Mary A. Tolan
Director, Founder, President and Chief Executive Officer
(Principal Executive Officer)

/s/ John T. Staton
John T. Staton
Chief Financial Officer and Treasurer
(Principal Financial Officer)