Form 10-K
period 2011-12-31
Accretive Health, Inc.
filed 2012-02-29
CIK 1472595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2011: $903,536,953
The number of shares outstanding of each of the registrant’s classes of common stock, as of February 15, 2012:

Common Stock, $0.01 par value	98,811,931
Portions of the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

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
Item 1. Business
Overview
Accretive Health is a leading provider of services that help healthcare providers generate sustainable improvements in their operating margins and healthcare quality while also enhancing patient, physician and staff satisfaction across our three offerings - revenue cycle management; quality and total cost of care; and physician advisory services. We deliver these results by implementing our distinctive operating model which leverages our extensive management expertise, innovative technology and process excellence.
Our integrated revenue cycle management service offering helps U.S. healthcare providers to more efficiently manage their revenue cycles, which encompass patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections. Grounded in sophisticated analytics, our revenue cycle offering spans our customers' entire revenue cycle, which helps set us apart from competing service providers that address only partial solutions or cost reductions. We help our revenue cycle customers increase the portion of the maximum potential patient revenue they receive while simultaneously reducing revenue cycle operating costs. Together these benefits generate significant and sustainable revenue cycle improvements. Our service offerings are adaptable to the evolution of the healthcare regulatory environment, technology standards and market trends, and require no up-front cash investment by our customers. To implement our revenue cycle solution, we assume full responsibility for the management and cost of a customer's revenue cycle and supplement the customer's existing staff with seasoned Accretive Health personnel. We collaborate with our customers' employees with the objective of educating and empowering them so that over time they can deliver improved results using the proprietary technology included in our applications. Once implemented, our technology applications, processes and services are deeply embedded in a hospital's day-to-day operations. We and our customers share financial gains resulting from our solutions, which directly aligns our objectives and interests with those of our customers. Both we and our customers benefit, on a contractually agreed-upon basis, from revenue increases and cost savings realized by the customers as a result of our services. We believe that, over time, this alignment of interests fosters greater innovation and incentivizes us to improve our customers' operations.
Our quality and total cost of care service offering, introduced in 2010, enables healthcare providers to effectively manage the health of a defined patient population by identifying those individuals who are most likely to experience an adverse health event and, as a result, incur high healthcare costs in the coming year. This data allows providers to focus greater efforts on managing these patients within and across the delivery system, as well as at home, to create a better care experience while reducing healthcare costs. We assist our customers in retaining a share of the reductions in healthcare costs by helping them negotiate contracts with third-party payors that provide an equitable sharing of the savings in total medical costs among the payor and provider. We then receive a share of the provider community cost savings for our role in providing the technology infrastructure and for helping the providers manage the care coordination process.
Our physician advisory services offering, or AccretivePAS®, introduced in 2009, assists hospitals in navigating the path to compliant revenue by providing concurrent level of care classification reviews as well as retrospective chart audits utilizing highly skilled physicians. Through use of our secure web-based portal and our proprietary clinical guidelines, we provide our customers with concurrent reviews to support the decision of whether to classify a hospital visit as an in-patient or observation case for billing purposes. This proactive case management increases our customers' compliance with CMS and commercial payor policies and reduces their exposure to the risk of having to return previously recorded revenue.
We develop and refine our offerings based in part on information, processes and management experience garnered through working with many of the largest and most prestigious hospitals and healthcare systems in the United States. Our customers typically are multi-hospital systems, including faith-based or community healthcare systems, academic medical centers and independent ambulatory clinics, and their affiliated physician practice groups. We seek to develop strategic, long-term relationships with our customers and focus on providers that we believe understand the value of our operating model and have demonstrated success in both clinical and operational outcomes.

Our Strategy
Our goal is to be the partner-of-choice for U.S. healthcare providers in revenue cycle, quality and total cost of care services and physician advisory services to enable them to focus on their mission of providing better care to the communities they serve. Since our inception, we have worked with some of the largest and most prestigious healthcare systems in the United States, such as Ascension Health, the Henry Ford Health System, Fairview Health Services, Beaumont Health System, the Dartmouth-Hitchcock Medical Center, and most recently Intermountain Healthcare. We believe that there is a significant market opportunity for each of our core services offerings. Going forward, our goal is to continue to expand the scope of our services to hospitals within our existing customers’ systems as well as to leverage our strong relationships with reference customers to continue to attract business from new customers.

Key elements of our strategy include the following:

•
Delivering Tangible, Long-Term Results.  Our solutions are designed to help our customers achieve sustainable economic value through improvements in operating margins. Improvements in our customers’ operating margins in turn provide recurring revenues for us. Our technology and services are integrated across the customer’s entire process, whether it be revenue cycle or population management, whereas most competitive offerings address a narrower portion of these processes. Our offering alleviates the need to purchase services from multiple sources, potentially saving customers time, money and integration challenges in their efforts to improve their revenue cycle and population management activities.

•
Continuing to Develop Innovative Approaches to Increase the Collection Rate on Patient-Owed Obligations.  We have developed and continue to design effective processes intended to increase net revenue yields on patient-owed obligations. These processes include direct communications with payors to establish patient pay amounts (after insurance and taking into account deductibles) and status, contract modeling applications to provide patients with accurate updates on the portion of an outstanding balance for which they are personally responsible, and the provision of prior balance data and payment alternatives to patients at the point of service. We also use consumer behavior modeling and conduct trending analyses for collections, and we offer patients a variety of payment methods.

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

•
Expanding Our Revenue Cycle Shared Services Program.  Our revenue cycle shared services program, which includes patient scheduling and pre-registration, medical transcription and patient financial services, is structured to reduce a hospital’s overhead costs while providing services of comparable or higher quality. Expansion of our shared services program is potentially advantageous for both our customers and us, as we both benefit from greater savings attributable to economies of scale and improvements in net revenue yield. We believe that continuing to transition customers to our shared services will help us achieve our targeted improvements in customer operating margins. We introduced the shared services program in 2008 and significantly expanded it in 2011 with the introduction of our Chicago shared services center. We continue to see interest in this offering from both new and existing customers.

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

•
Continuing to Diversify Our Customer Base.  In October 2004, Ascension Health became our founding customer. While Ascension Health is our largest customer and we expect to continue to expand our presence within Ascension Health’s network of affiliated hospitals, we are focusing our marketing efforts primarily on other healthcare providers and expect to continue to diversify our customer base. In the year ended December 31, 2011, the percentage of our total net services revenue attributable to hospitals affiliated with Ascension Health declined to 41% from 89% in the year ended December 31, 2007. In 2011, we successfully expanded our work with new customers, which, among others, included long-term agreements with Intermountain Healthcare, Beaumont Health System, and our first long-term relationship with a government-funded hospital.

•
Developing Enhanced Service Offerings that Offer Long-Term Opportunities.  We intend to continue to introduce new services that draw upon our core competencies and that we believe will be attractive to our target customers. In considering new services, we look for market opportunities that we believe present low barriers to entry, require limited incremental cost and present significant growth opportunities. For example, in 2009 we began providing physician advisory services to help hospitals classify emergency room patient admissions to maximize compliant revenue. In 2010, we introduced our quality and total cost of care offering focused on increasing the quality of healthcare through incentive payments to the hospitals and their affiliated physicians. In late 2011, we launched a pilot with an existing customer for intra-stay quality, an offering aimed at reducing length of hospital stay and establishing appropriate care settings. We also plan to selectively pursue acquisitions that will enable us to broaden our service offerings.

Our Services
Drawing on a combination of our extensive management expertise, innovative technology and process excellence, we seek to deliver measurable economic value to our customers across our three core service offerings - revenue cycle management, quality and total cost of care and physician advisory services.
Revenue Cycle Management Offering
Our revenue cycle services offering consists of comprehensive, integrated technology and revenue cycle management services, and it is intended to address the full spectrum of revenue cycle operational issues faced by healthcare providers.
We assume full responsibility for the management and cost of the customer’s complete revenue cycle operations in exchange for a base fee and the opportunity to earn incentive fees. To implement our solution, we supplement the customer’s existing revenue cycle management and staff with seasoned Accretive Health revenue cycle leaders, subject matter experts and staff, and connect our proprietary technology and analytical applications to the hospital’s existing technology systems. Our employees that we add to the hospital’s revenue cycle team typically have significant experience in healthcare management, revenue cycle operations, technology, quality control and other management disciplines. In addition to implementing revenue enhancement procedures, we help our customers reduce their revenue cycle costs by implementing improved practices, advanced data management technology and more efficient processes, as well as transferring aspects of their revenue cycle operations to our shared service centers which have lower operating costs. We seek to embed our technology, personnel, know-how and culture within each customer's revenue cycle activities with the expectation that we will serve as the customer's on-site operational manager beyond the managed service contract's initial term, which typically ranges from four to five years.
The revenue cycle operations of a typical hospital, physician or other healthcare provider often fail to capture and collect the total amounts contractually owed to it from third-party payors and patients for medical services rendered, leading to significant bad debt write-offs, uncompensated care, payment denials by payors and corresponding administrative write-offs, as well as lost revenue for missed charges. Fitch Ratings estimates that in 2009 and 2010, uncompensated care (including bad debt write-offs, charity care and uninsured discounts) averaged 20% and 21% of net patient revenue at U.S. hospitals, respectively, and that this percentage increased to 22% in the third quarter of 2011.

Through the implementation of our operating model, we generally deliver operating margin improvements to our customers through a combination of improvements in collections, which we refer to as net revenue yield; charge capture, which involves ensuring that all charges for medical treatment are included in the associated bill; and revenue cycle cost reductions. Our customers have historically achieved significant net revenue yield improvements within 18 to 24 months of implementing our operating model, with customers subject to mature managed service contracts typically realizing 400 to 600 basis points in yield improvements in the third or fourth contract year. All of a customer's yield improvements during the period we are providing services are attributed to our solution because we assume full responsibility for the management of the customer's revenue cycle operations. Our methodology for measuring net revenue yield improvements excludes the impact of external factors such as changes in reimbursement rates from payors, changes in self-pay as a percentage of total payor mix, the expansion of existing services or the addition of new services, volume increases and acquisitions of hospitals or physician practices, which may impact net revenue but are not considered changes to net revenue yield. Improvements in charge capture and collections are typically attributable to reduced payment denials by payors, identification of additional items that can be billed to payors based on the actual procedures performed, identification of insurance for a higher percentage of otherwise uninsured patients, and improved collections of patient balances after insurance. Revenue cycle cost reductions are typically achieved through operating efficiencies, including streamlining work flow, automating processes and centralizing vendor activities. During the assessment phase of the customer relationship, we identify specific areas for improvement in net revenue yield and begin implementation immediately upon execution of a managed service contract. While improvements in net revenue yield generally represent the majority of a customer's operating margin improvement, we generally are able to deliver additional margin improvement through revenue cycle cost reductions. Specific sources of margin improvement vary among customers. Because our managed service contracts align our interests with those of our customers, we have been able, over time, to improve our margins along with those of our customers.
We adapt our solution to the hospital’s organizational structure in order to minimize disruption to existing staff and to make our services transparent to both patients and physicians. The experience and knowledge of the senior management personnel we provide to our customers can improve the performance of their in-house revenue cycle staff. Our objective is to improve the operating performance of our customers, thus generating incentive fees for ourselves, by:

•
Improving Net Revenue Yield.  We help our customers improve their net revenue yield. Through the use of our proprietary technologies and methodologies, we precisely calculate each customer’s improvement in net revenue yield. This calculation compares the customer’s actual cash collections for a given instance of care to the maximum potential cash receipts that the customer should have received from the instance of care, which we refer to as the best possible compliant net revenue. We aggregate these calculations for all instances of care and compare the result to the aggregate calculation for the year before we began to provide our services to the customer. We receive a share of each customer’s improvement in net revenue yield.

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

•
Improving Claims Filing and Third-Party Payor Collections.  Based on our customers’ experience, and on industry sources, hospitals typically do not collect 100% of the amounts they are contractually owed by insurance companies. Through our proprietary technology and process expertise, we identify, for each patient encounter, the amount our customer should receive from a payor if terms of the applicable contract with the payor and patient policies are followed. Over time, we compare these amounts with the actual cash collected to help identify which payors, types of medical treatments and patients represent various levels of payment risk for a customer. Using proprietary algorithms and analytics, we consider actual reimbursement patterns to predict the payment risk associated with a customer’s claims to its payors, and we then direct increased attention and time to the riskiest accounts. Our experience is that this approach significantly increases the likelihood that a customer will be reimbursed the amounts it is contractually owed for providing its services.

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

•
Employing Proprietary Technology and Algorithms.  Our service offerings employ a variety of proprietary data analytics and predictive modeling algorithms. For example, we identify patient accounts with financial risk by applying data mining techniques to the data we have collected. Our systems are designed to streamline work processes through the use of proprietary algorithms that focus revenue cycle staff effort on those accounts deemed to have the greatest potential for improving net revenue yield or charge capture. We frequently adjust our proprietary predictive algorithms to reflect changes in payor and patient behavior based upon the knowledge we glean from our entire customer base. As new customers are added and payor and patient behavior changes, the information we use to create our algorithms expands, increasing the accuracy and value of those algorithms. We rely upon a combination of patent, trademark, copyright and trade secret law and contractual terms and conditions to protect our intellectual property rights. We hold one U.S. patent and have filed eight additional U.S. patent applications covering key innovations utilized in our revenue cycle management solution.

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

•
Leveraging our Network of Shared Services Centers. We help our customers increase their revenue cycle efficiency by implementing improved practices, advanced data management technology, streamlining work flow processes and outsourcing aspects of their revenue cycle operations. For example, services that can be shared across our customers, such as patient scheduling and pre-registration, medical transcription and patient financial services, can be performed in our shared services centers in the United States and India. By leveraging the economies of scale and experience of our shared services centers, we believe that we offer our customers better quality services at a lower cost. For those customers opting not to participate in our shared services program, we can help reduce costs by migrating services such as Medicaid eligibility and collections from external vendors to our internal staff.

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

In our opinion, our revenue cycle management solution offers our customers a number of strategic, financial and operational benefits:

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

•
Standardized Operating Model.  We offer our customers a revenue cycle operating model that has delivered tangible financial benefits. Our standard implementation techniques are designed to enable us to install our operating model in a timely, consistent manner at customer sites. We utilize a uniform set of key performance indicators to drive and assess the revenue cycle operations of our customers. Our senior operational leaders monitor each customer’s revenue cycle performance through ten to twelve operating reviews each year.

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

Our solution spans a hospital’s entire revenue cycle operations. We deploy our proprietary technology and management experience at each key point in the revenue cycle. As part of our solution, we make targeted changes in the hospital’s processes designed to improve its revenue cycle operations. We also implement cost-reduction programs, including the use of our shared services centers for customers who choose to participate and, for other customers, by moving services such as Medicaid eligibility, transcription and collections from external vendors to our internal staff.
Market Opportunity

We believe that current macroeconomic conditions will continue to impose financial pressure on healthcare providers and will increase the importance of managing their revenue cycle operations effectively and efficiently. We estimate that domestic market opportunity for our revenue cycle services exceeds $50 billion, calculated as 5% (the approximate percentage of a representative hospital system's total annual revenue paid to us for our revenue cycle management services at contract maturity, which is generally reached in three and one half to four years) of approximately $1.0 trillion in total annual revenue for services and goods that our revenue cycle solution addresses.
According to the Centers for Medicare and Medicaid Services (CMS), expenditures for hospitals and physician and clinical services are expected to increase between 2009 and 2018 at annual rates of approximately 6.4% and 5.4%, respectively. Population growth, longer life expectancy, the increasing prevalence of chronic illnesses (such as diabetes and obesity) and the over-utilization of certain healthcare services is expected to put increasing pressure on hospitals, physicians and other healthcare providers to operate more efficiently. American Hospital Association (AHA) surveys indicate that approximately 43% of hospitals had a negative operating margin during the first quarter of 2009. Additionally, AHA reports that in 2010 approximately 73% of hospitals had reduced their capital spending. As the scope of healthcare services expands and financial pressures mount, hospitals are demanding both greater effectiveness and improved efficiency in the management of their revenue cycle operations. We believe that efficient management of the revenue cycle and collection of the full amount of payments due for patient services are among the most critical challenges facing healthcare providers today.

We believe that the inability of healthcare providers to capture and collect the total amounts owed to them for patient services is caused by the following trends:

•
Increasing Complexity of Revenue Cycle Management.  At most hospitals, there is a lack of standardization across operating practices, payor and patient payment methodologies, data management processes and billing systems. In general, after a patient receives healthcare services, the hospital must coordinate payment with two or more parties, including third-party insurance companies, federal and state government payors, private charities and individual payors. Hospitals also face a growing population of uninsured patients, whom healthcare providers have an ethical and legal obligation to treat.

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

•
Increasing Patient Financial Responsibility for Healthcare Services.  Hospitals are being forced to adapt to the need for direct-to-patient billing and collections capabilities as patients bear payment responsibility for an increasing portion of healthcare costs. Hospitals have traditionally focused on collecting payments from insurance companies and from state and federal payors, and typically are less familiar with the processes necessary to collect payments from patients at the point of service, including the use of alternative payment options. Patient billing is often confusing and payment instructions are often unclear. Moreover, hospitals generally do not utilize consumer segmentation techniques to formulate effective revenue collection approaches to patients. As a result, hospitals generally write off a high percentage of patient-owed bills, resulting in increases in bad debt and uncompensated care.

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

In addition to the above trends, we continue to believe that the federal healthcare reform legislation that was enacted in March 2010 may create new business opportunities for us by increasing the need for services such as those that we provide. For example, reduced reimbursement, conversion to the International Statistical Classification of Diseases, 10th Revision (known as "ICD-10") may cause some healthcare providers to turn to outsourcing to extract more value from their existing revenue cycles and could generate more interest in our physician advisory as well as quality and total cost of care service offerings.
Quality and Total Cost of Care Offering
Introduced in 2010, our quality and total cost of care service offering consists of a combination of people, processes and technology that enables our customers to effectively manage the health of a defined patient population. Through this offering, our customers have the ability to improve the quality of care, enhance the patient and physician experience and ultimately reduce the total cost of the population’s healthcare.
We believe that there is a significant market for this type of service offering. Many studies have found that U.S. healthcare costs are the highest in the developed world without a corresponding increase in overall population healthcare quality. We believe that the following trends are among the reasons that healthcare costs in the United States continue to rise at rates that exceed the increase in the consumer price index:

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
By allowing hospitals and physicians to deliver healthcare services to specific patient populations, and focusing on prevention, medical best practices and the use of electronic health records to achieve better outcomes, we believe that our quality and total cost of care solution can enable third-party payors to give providers an incentive to achieve reductions in the total cost of care for the defined patient population while maintaining or improving overall medical quality. We assist our customers in capturing a share of the reduction in healthcare costs by helping them negotiate contracts with third-party payors that provide an equitable sharing of the savings in total medical costs among the payor and providers. We receive a share of the provider community cost savings for our role in providing the technology infrastructure and for helping the providers to manage the care coordination process.
We believe that we are well-positioned to deliver this new service offering. Our core management team leading this initiative has a demonstrated track record of implementing processes that are similar in nature to our solution and which brought improvements to quality and healthcare cost reductions to the market. As with revenue cycle operations, we believe that our proprietary and integrated technology, management experience and well-developed processes are enhanced by the knowledge and experience we will gain working with a wide range of customers. Our proprietary technology applications include workflow automation that enables care management staff to expend extra effort on high priority patients, while still being able to monitor all patients. Finally, when a customer adopts both our revenue cycle and quality and total cost of care management solutions, we can leverage the information available in our revenue cycle technology and data platform to enable real-time care management.
We believe that rising healthcare expenditures and federal healthcare reform will generate more interest in our quality and total cost of care service offering. The CMS estimates that aggregate healthcare expenditures in the United States were $2.6 trillion in 2010. Based on the components of these aggregate healthcare expenditures for which we believe our quality and total cost of care services are suitable, we believe that our quality and total cost of care service offering can potentially address approximately $1.8 trillion of this amount, consisting of the sum of the following CMS estimates for 2010: $814 billion for hospitals, $516 billion for physicians and clinics, $259 billion for prescriptions, $83 billion for durable and non-durable medical equipment, $70 billion for home healthcare services and $68 billion for other professional services. As of December 31, 2011 we had only one customer for our quality and total cost of care service offering, and there is no assurance that we will be able to achieve a significant portion of this estimated market opportunity.
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
Physician Advisory Services Offering
Introduced in 2009, our physician advisory services offering, or AccretivePAS®, assists hospitals in navigating the path to compliant revenue by providing concurrent level of care classification reviews as well as retrospective chart audits utilizing highly skilled physicians. Through use of our secure web-based portal and our proprietary clinical guidelines, we provide our customers with concurrent reviews to support the decision to classify a hospital visit as an in-patient or observation case for billing purposes. This proactive case management increases our customers' compliance with CMS and commercial payor policies and reduces their exposure to the risk of having to return previously recorded revenue.

According to CMS policies, the decision to classify a patient as an in-patient or observation case is based on complex medical judgment that can only be made after the physician has considered a number of factors including the patient's medical history and current medical needs, the type of facilities available to outpatients and inpatients, the severity of signs and symptoms and the medical predictability of adverse events. Using our secure web portal, hospital customers transmit pertinent data about the case at hand to our physicians who then leverage our proprietary diagnosis guidelines and the extensive information within our knowledge database to reach an informed classification judgment. Each day our physicians communicate directly with the physicians at our customer hospitals. We periodically meet with our customers at their facilities to discuss potential process and clinical documentation improvements. By proactively managing cases at the point of entry with proper classification, we are able to assist our customers to ensure compliance and reduce the risk of having to return previously recorded revenue.

Among other services, we also provide customers with retrospective appeal management service support for both government and commercial payors. Our physicians conduct detailed retrospective reviews of medical records to identify medical necessity for hospital services and the required documentation to appropriately support an appeal. Our physicians also conduct detailed reviews of high risk take-back areas and present opportunities to improve processes, thereby mitigating future risks.
We believe that our physician advisory services offering provides our customers a number operational benefits which distinguish our service offering from competitive offerings, such as:
•Direct physician to physician contact.
•High measured service levels.
•Real-time reporting and analytics.
Our AccretivePAS® offering is gaining acceptance among hospital management personnel due to increased demands being placed on healthcare providers for precision in their case classification. These increasing demands are the result of continually changing criteria and regulations and the increasingly formalized audit processes being instituted by government and commercial payors. Increased regulation and intensifying audits are leading providers to institute more formalized processes so that they can better defend themselves when facing payment recovery audits conducted on behalf of third-party payors. We believe that the domestic market opportunity for our physician advisory services exceeds $800 million. This is based on our estimation that Medicare cases failing criteria equate to approximately 0.12% of net patient revenue, which, in 2009 was approximately $690 billion, as documented by the American Hospital Directory.

Segments
The information about our business segment set forth below should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. All of our significant operations, that account for over 95% of our revenues and substantially all of our net income, are delivered through one business segment, revenue cycle management services. See Note 3 to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for net services revenue for each of the last three fiscal years and Note 7 for the discussion of our segments and concentrations.
Customers
Our Customers
Since our inception, we have worked with some of the largest and most prestigious healthcare systems in the United States, such as Ascension Health, Fairview Health Services, Beaumont Health System, the Henry Ford Health System, the Dartmouth-Hitchcock Medical Center and most recently, Intermountain Healthcare. Our customers typically are multi-hospital systems, including faith-based or community healthcare systems, academic medical centers and independent clinics, and the physician practice groups affiliated with those systems. Our service offerings are best suited for healthcare organizations in which substantial improvements can be realized through the full implementation of our solutions. While Ascension Health is our largest customer, we expect to continue to expand our presence beyond the hospitals we currently service within the Ascension Health's network. We seek to develop strategic, long-term relationships with our customers and focus on providers that we believe understand the value of our operating model and have demonstrated success in both the provision of healthcare services and the ability to achieve financial and operational results.
We target eight market segments in the United States for our integrated revenue cycle service offering:

•
Academic Medical Centers and Ambulatory Clinics.  Academic medical centers and ambulatory clinics, including related physician practices, represent approximately $132 billion in annual net patient revenue. This market offers attractive opportunities for us because of the significant size and patient volume of academic medical centers and ambulatory clinics (typically more than $1 billion each in net patient revenue) and the fragmented revenue cycle management operations of most physician practices. Our customers in this market include the Dartmouth-Hitchcock Medical Center and the Henry Ford Health System.

•
Catholic Community Healthcare Systems.  Catholic community healthcare systems represented our initial target market segment and remain a primary focus for us. Catholic community healthcare systems manage approximately $68 billion in annual net patient revenue. Ascension Health is the nation’s largest Catholic and largest non-profit healthcare system that provides care at more than 1,400 locations in 21 states and the District of Columbia. We serve a number of hospitals and regional healthcare systems affiliated with Ascension Health.

•
Other Faith-Based Community Healthcare Systems.  Drawing on our experience with the Catholic community healthcare system market, we also target the market for other faith-based community healthcare systems. Healthcare systems affiliated with other religious faiths manage approximately $46 billion in annual net patient revenue. We serve several regional healthcare systems in this market.

•
Not-for-Profit Community Hospitals.  There are nearly 2,000 not-for-profit community hospitals, with a variety of affiliations that are not faith-based. Not-for-profit community hospitals, including integrated delivery networks, manage approximately $265 billion in annual net patient revenue. Fairview Health Services, Beaumont Health System, and Intermountain Healthcare are integrated delivery networks and our customers in this market segment.

•
Physicians’ Billing Organizations.  Large physicians’ billing organizations represent more than $115 billion in annual net patient revenue. Our customer work in this market includes the billing activities involving several hundred physicians at the Dartmouth-Hitchcock Medical Center and the Henry Ford Health System.

•
For-Profit Hospital Systems.  For-profit hospital systems manage approximately $101 billion in annual net patient revenue. This sector, although smaller than the not-for-profit sector, still represents a significant target market for our revenue cycle services. We currently serve one for-profit hospital as the result of the acquisition of a formerly non-profit hospital by a for-profit company in 2009 and several facilities in physician advisory services.

•
Government-Owned Hospitals.  Based on industry sources, each major metropolitan area in the United States has at least one large municipal or city-owned hospital system. We believe that this market represents approximately $111 billion in annual net patient revenue. We currently have one revenue cycle customer in this market.

•
Home Services and Medical Equipment.  In 2010, we began targeting the home healthcare services and medical equipment providers market, which we believe represents $80 billion in annual net patient revenue. This market includes both for-profit and not-for-profit companies which work with hospitals and physicians across the United States. We believe that most companies in this market fail to capture and collect a significant portion of the total amounts contractually owed to them due to their highly decentralized customer service and order entry departments and the differences in payor requirements that occur when goods and services are provided in multiple locations. We do not currently have any customers in this market.

The six hospital market segments noted above are also targets of our quality and total cost of care and physician advisory services offerings. We believe that the diversity of our customer base, ranging from not-for-profit community hospitals to large academic medical centers and healthcare systems, demonstrates our ability to adapt and apply our operating model to many different situations.
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
Our contracts are multi-year agreements and vary in length based on the customer. After the initial term of the agreement, generally our customer contracts automatically renew unless terminated by either party upon prior written notice.
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
Our contracts for physician advisory services are multi-year arrangements which average in length between one and three years. Generally, the contracts automatically renew unless terminated by either party upon prior written notice. Services rendered are billed either monthly, based on the anticipated volume of cases at each facility or on a case-by-case basis.
Sales and Marketing

Our new business opportunities have historically been generated through high-level industry contacts of members of our senior management team and board of directors and positive references from existing customers. As we have grown, we have added senior sales executives to support our revenue cycle and quality and total cost of care offerings, and have adopted a more institutional approach to sales and marketing that relies on systematic relationship building by a team of senior sales executives. Our sales process generally begins by engaging senior executives of the prospective hospital or healthcare system, typically followed by our assessment of the prospect's existing revenue cycle or quality and total cost of care operations, and a review of the findings.

We employ a standardized managed service contract that is designed to streamline the contract process and support a collaborative discussion of revenue cycle operation or population health management issues and our proposed working relationship. Our sales process for revenue cycle and quality and total cost of care typically lasts six to twelve months from the introductory meeting to the contract execution. For our physician advisory offering, we employ a separate sales force of professionals supported by our team of clinicians. We utilize a standardized contract to streamline the contract process which typically lasts between six to twelve weeks.
Technology
Technology Development
Our technology development organization operates out of various facilities in the United States and India. Our technology is developed in-house by Accretive Health employees, although at times we may supplement our technology development team with independent contractors, all of whom have assigned any resulting intellectual property rights to us. We use an agile methodology in which new functionality and enhancements are released on a 30-day cycle, and minor functionality or “patch” work is released on a seven-day cycle. Based upon this schedule, we release approximately eleven technology offerings with new functionalities each year across each of the principal portions of our customer-facing applications. All customer sites run the same base set of code. We use a beta-testing environment to develop and test new technology offerings at one or more customers, while keeping the rest of our customers on production-level code.
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
Technology Operations
Our applications are hosted in data centers located in Alpharetta, Georgia and Salt Lake City, Utah, and our internal financial application suite is hosted in a data center in Minneapolis, Minnesota. These data centers are operated for us by third parties and are SSAE No.16 (formerly referred to as SAS 70) compliant. Our development, testing and quality assurance environment is operated from our Alpharetta, Georgia data center, with a separate server room in Chicago, Illinois. We have agreements with our hardware and system software suppliers for support 24 hours a day, 7 days a week. Our operations personnel also use our resources located in our other U.S. facilities and in our India facilities.
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
Proprietary Software Suite
Revenue Cycle Management.  Our proprietary AHtoAccess® software suite is composed of a broad range of integrated functional areas or domains. The “patient access”, “improving best possible”, “follow-up” and “measurement” domains utilize interdependent design and development paths and are an integral driver of value throughout our customers’ entire revenue cycle. These domains correspond to the front office, middle office and back office revenue cycle business processes described above.

•
The “patient access” domain is used during hospital employees’ first interactions with patients, either at the point of service in a hospital or in advance of a hospital visit during our pre-registration process. The domain uses a straightforward, consistent architecture.

•
The “improving best possible” domain is designed to facilitate top-line revenue improvements and bottom-line efficiency gains. The domain’s AHtoCharge® application is a rules-based engine that, with the oversight of a centralized team of nurse-auditors, automatically analyzes medical billing and coding data to identify inconsistencies that may delay or hinder collections.

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

Physician Advisory Services. Our proprietary physician advisory services ("PAS") tools are designed to assist our customers in submission, tracking, reviewing, auditing and running real time analytics over the full range of our PAS services. The PAS portal environment is established as a highly secure site, and it enables us to receive customer submissions from a number of leading client systems in a fully automated manner. The analytics engine within the PAS web portal provides our customers the ability to improve their compliance and workflow with our real time reporting, dashboards and worklists.
Competition
While we do not believe any single competitor offers the same breadth of offerings we currently provide, we face competition from various sources.
The internal revenue cycle management staff of hospitals, who historically have performed the functions addressed by our services, in effect compete with us. Hospitals that previously have made investments in internally developed solutions sometimes choose to continue to rely on their own internal revenue cycle management staff.
We also currently compete with several categories of external participants in the revenue cycle market, most of which focus on small components of the hospital revenue cycle:

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

These types of external participants also compete with us in the field of quality and total cost of care. In addition, the commercial payor community has historically attempted to provide information or services that are intended to assist providers in reducing the total cost of medical care. United Health Group, through Optum Health, and Aetna have recently introduced solutions that are similar in nature to our quality and total cost of care solution.
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
We believe that we compete effectively based upon all of these criteria. We also believe that several aspects of our business model differentiate us from our competitors:

•	our solutions do not require any up-front cash investment from customers and we do not charge hourly or licensing fees for our services;

•	we focus on assisting our customers to enhance their quality of care;

•	we focus on providing services to healthcare providers and not third-party payors; and

•	we focus on delivering significant and sustainable improvements rather than one-time cost reductions only.
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
Transaction Requirements.  In addition to privacy and security requirements, HIPAA also requires that certain electronic transactions related to healthcare billing be conducted using prescribed electronic formats. For example, claims for reimbursement that are transmitted electronically to payors must comply with specific formatting standards, and these standards apply whether the payor is a government or a private entity. We are contractually required to structure and provide our services in a way that supports our customers' HIPAA compliance obligations. On October 1, 2013, the ICD-9 code sets used to report medical diagnoses and inpatient procedures will be replaced by ICD-10 code sets. This change will affect coding for all covered entities and requires system and business changes throughout the health care industry. We are working collaboratively with our customers to prepare for the transition to the new code sets.
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
Government Regulation of Reimbursement

Our customers are subject to regulation by a number of governmental agencies, including those that administer the Medicare and Medicaid programs. Accordingly, our customers are sensitive to legislative and regulatory changes in, and limitations on, the government healthcare programs and changes in reimbursement policies, processes and payment rates. During recent years, there have been numerous federal legislative and administrative actions that have affected government programs, including adjustments that have reduced or increased payments to physicians and other healthcare providers and adjustments that have affected the complexity of our work. For example, the federal healthcare reform legislation that was enacted in March 2010 (known as the Patient Protection and Affordable Care Act of 2010 (ACA)) may reduce reimbursement for some healthcare providers while increasing reimbursement for others (including primary care physicians). In addition, ACA mandates the implementation of various programs and value and quality-based reimbursement incentives that may impact the amount of reimbursement for our customers. Some of these programs, such as the Medicare Value-Based Purchasing Program and the Hospital Readmission Reduction Program, take effect later this year. It is possible that the federal or state governments will implement additional reductions, increases or changes in reimbursement in the future under government programs that adversely affect our customer base or increase the cost of providing our services. Any such changes could adversely affect our own financial condition by reducing the reimbursement rates of our customers.
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

In particular, the federal False Claims Act, or FCA, prohibits a person from knowingly presenting or causing to be presented a civil false or fraudulent claim for payment or approval by an officer, employee or agent of the United States. The FCA also prohibits a person from knowingly making, using, or causing to be made or used a false record or statement material to such a claim. The FCA was amended on May 20, 2009 by the Fraud Enforcement and Recovery Act of 2009, or FERA. Following the FERA amendments, the FCA's “reverse false claim” provision also creates liability for persons who knowingly conceal an overpayment of government money or knowingly and improperly retain an overpayment of government funds. In addition, ACA requires providers to report and return overpayments and to explain the reason for the overpayment in writing within 60 days of the date on which the overpayment is identified, and the failure to do so is punishable under the FCA. Violations of the FCA may result in treble damages, significant monetary penalties, and other collateral consequences including, potentially, exclusion from participation in federally funded healthcare programs. The scope and implications of the FCA amendments have yet to be fully determined or adjudicated and as a result it is difficult to predict how future enforcement initiatives may impact our business.
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
We have been issued one U.S. patent, which expires in 2028, and filed eight additional U.S. patent applications aimed at protecting the four domains of our AHtoAccess software suite: patient access, improving best possible, follow-up and measurement. See “Business — Technology — Proprietary Software Suite” for more information. Legal standards relating to the validity, enforceability and scope of protection of patents can be uncertain. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Our patent applications may not result in the grant of patents with the scope of the claims that we seek, if at all, or the scope of the granted claims may not be sufficiently broad to protect our products and technology. Our one granted patent or any patents that may be granted in the future from pending or future applications may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. Third parties may develop technologies that are similar or superior to our proprietary technologies, duplicate or otherwise obtain and use our proprietary technologies or design around patents owned or licensed by us. If our technology is found to infringe any patent or other intellectual property right held by a third party, we could be prevented from providing our service offerings and subject us to significant damage awards.
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
Employees
As of December 31, 2011, we had 2,721 full-time employees, including 292 engaged in technology development and deployment, as well as 342 part-time employees. None of our employees is represented by a labor union and we consider our current employee relations to be good.
Our revenue cycle operations employees are required to participate in our “operator academy” and “revenue cycle academy”, consisting of multiple training sessions each year. Our ongoing training and executive learning programs are modeled after the practices of companies that we believe have reputations for service excellence. In addition, all of our employees are required to undergo mandatory compliance training, including HIPAA compliance training.
As of December 31, 2011, pursuant to managed service contracts, we also managed approximately 11,300 revenue cycle staff persons who are employed by our customers. We have the right to control and direct the work activities of these staff persons and are responsible for paying their compensation out of the base fees paid to us by our customers, but these staff persons are considered employees of our customers for all purposes.
Corporate Information
We were incorporated in Delaware under the name Healthcare Services, Inc. in July 2003 and changed our name to Accretive Health, Inc. in August 2009. Our principal executive offices are located at 401 North Michigan Avenue, Suite 2700, Chicago, Illinois 60611, and our telephone number is (312) 324-7820.

Accretive Health®, the Accretive Health logo, Accretive PAS™, AccretiveQ, AHtoAccess®, AHtoCharge®, AHtoContract®, AHtoLink™, AHtoPost™, AHtoRemit, AHtoScribe™, AHtoScribe Administrator®, AHtoTrac®, A2A®, Charge Integrity Services, Medicaid Eligibility Hub, YBFU®, Yield-Based Follow Up® and other trademarks or service marks of Accretive Health appearing in this Annual Report on Form 10-K are the property of Accretive Health.

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
Hospitals affiliated with Ascension Health currently account for a significant portion of our net services revenue, and we have several customers that have each accounted for 10% or more of our net services revenue in past fiscal periods. The termination of our master services agreement with Ascension Health, or any significant loss of business from our large customers, would have a material adverse effect on our business, results of operations and financial condition.
We are party to a master services agreement with Ascension Health pursuant to which we provide services to its affiliated hospitals that execute separate managed service contracts with us. Hospitals affiliated with Ascension Health have accounted for a significant portion of our net services revenue each year since our formation. In the years ended December 31, 2009, 2010, and 2011, aggregate revenue from hospitals affiliated with Ascension Health represented 60.3%, 50.7% and 40.8% of our net services revenue in such periods. In some fiscal periods, individual hospitals affiliated with Ascension Health have each accounted for 10% or more of our total net services revenue. For example, in the years ended December 31, 2009 and 2010 revenue from St. John Health (an affiliate of Ascension Health) was equal to 13.0% and 11.1%, respectively, of our total net services revenue. Additionally, Henry Ford Health System, which is not affiliated with Ascension Health and with which we entered into a managed service contract in 2009, accounted for 11.3% of our total net services revenue in the year ended December 31, 2010. St. John Health's and Henry Ford Health System's respective revenue in the year ended December 31, 2011 was less than 10% of our total net services revenue due to the expansion of our client base and associated revenues. Furthermore, Fairview Health Services, which is not affiliated with Ascension Health and with which we entered into a managed service contract in 2010, accounted for 10.7% and 12.2% of our total net services revenue in the years ended December 31, 2010 and 2011, respectively.
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

Our master services agreement with Ascension Health requires us to offer to Ascension Health's affiliated hospitals service fees that are at least as low as the fees we charge any other similarly situated customer receiving comparable services at comparable volumes.

Our master services agreement with Ascension Health requires us to offer to Ascension Health's affiliated hospitals fees for our services that are at least as low as the fees we charge any other similarly-situated customer receiving comparable services at comparable volumes. If we were to offer another similarly-situated customer receiving a comparable volume of comparable services fees that are lower than the fees paid by hospitals affiliated with Ascension Health, we would be obligated to offer such lower fees to hospitals affiliated with Ascension Health, which could have a material adverse effect on our results of operations and financial condition.

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
The markets for our revenue cycle management, physician advisory services and quality and total cost of care services may develop more slowly than we expect, which could adversely affect our revenue and our ability to maintain or increase our profitability.
Our success depends, in part, on the willingness of hospitals, physicians and other healthcare providers to implement integrated solutions that span the entire revenue cycle, which encompasses patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections. Our success also depends on healthcare providers’ willingness to move away from traditional fee-for-service payment systems and toward accountable care organizations and similar initiatives, or to adjust their process for performing the classification of care assessment. Some hospitals may be reluctant or unwilling to implement our solutions for a number of reasons, including failure to perceive the need for improved revenue cycle operations, quality and total cost of care services, or physician advisory services and lack of knowledge about the potential benefits our solutions provide.
Even if potential customers recognize the need to improve revenue cycle operations and to more effectively manage the health of defined patient populations, they may not select solutions such as ours because they previously have made investments in internally developed solutions and choose to continue to rely on their own internal resources. As a result, the markets for integrated, end-to-end revenue cycle, physician advisory services and quality and total cost of care solutions may develop more slowly than we expect, which could adversely affect our revenue and our ability to maintain or increase our profitability.
We operate in a highly competitive industry, and our current or future competitors may be able to compete more effectively than we do, which could have a material adverse effect on our business, revenue, growth rates and market share.
The market for our solutions is highly competitive and we expect competition to intensify in the future. We face competition from a steady stream of new entrants, including the internal revenue cycle management staff of hospitals, as described above, and external participants. External participants that are our competitors in the revenue cycle market include software vendors and other technology-supported revenue cycle management business process outsourcing companies; traditional consultants; and information technology outsourcers. These types of external participants also compete with us in the field of quality and total cost of care. In addition, the commercial payor community has historically attempted to provide information or services that are intended to assist providers in reducing the total cost of medical care. They could attempt to develop similar programs again. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, regulations or customer requirements. We may not be able to compete successfully with these companies, and these or other competitors may introduce technologies or services that render our technologies or services obsolete or less marketable. Even if our technologies and services are more effective than the offerings of our competitors, current or potential customers might prefer competitive technologies or services to our technologies and services. Increased competition is likely to result in pricing pressures, which could negatively impact our margins, growth rate or market share.

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
Our future success depends in part on our ability to attract, hire, integrate and retain key personnel. Our future success also depends on the continued contributions of our executive officers and other key personnel, each of whom may be difficult to replace. In particular, Mary A. Tolan, our founder, president and chief executive officer, is critical to the management of our business and operations and the development of our strategic direction. The loss of services of Ms. Tolan or any of our other executive officers or key personnel or the inability to continue to attract qualified personnel could have a material adverse effect on our business. The replacement of any of these key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives. Competition for the caliber and number of employees we require is intense. We may face difficulty identifying and hiring qualified personnel at compensation levels consistent with our existing compensation and salary structure. In addition, we invest significant time and expense in training each of our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring, integrating and training their replacements and the quality of our services and our ability to serve our customers could diminish, resulting in a material adverse effect on our business.
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
We have expanded our operations significantly since inception and anticipate expanding further. For example, our net services revenue increased from $240.7 million in 2007 to $826.3 million in 2011, and the number of our employees increased from 33, all of whom were full-time, as of January 1, 2005 to 2,721 full-time employees and 342 part-time employees as of December 31, 2011. In addition, the number of customer employees whom we manage has increased from approximately 1,600 as of January 1, 2005 to approximately 11,300 as of December 31, 2011. This growth has placed significant demands on our management, infrastructure and other resources. To manage future growth, we will need to hire, integrate and retain highly skilled and motivated employees, and will need to effectively manage a growing number of customer employees engaged in revenue cycle operations. We will also need to continue to improve our financial and management controls, reporting systems and procedures. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality service offerings.
Disruptions in service or damage to our data centers and shared services centers could adversely affect our business.
Our data centers and shared services centers are essential to our business. Our operations depend on our ability to operate our shared service centers, and to maintain and protect our applications, which are located in data centers that are operated for us by third parties. We cannot control or assure the continued or uninterrupted availability of these third-party data centers. In addition, our information technologies and systems, as well as our data centers and shared services centers, are vulnerable to damage or interruption from various causes, including (i) acts of God and other natural disasters, war and acts of terrorism and (ii) power losses, computer systems failures, Internet and telecommunications or data network failures, operator error, losses of and corruption of data and similar events. We conduct business continuity planning and maintain insurance against fires, floods, other natural disasters and general business interruptions to mitigate the adverse effects of a disruption, relocation or change in operating environment at one of our data centers or shared services centers, but the situations we plan for and the amount of insurance coverage we maintain may not be adequate in any particular case. In addition, the occurrence of any of these events could result in interruptions, delays or cessations in service to our customers, or in interruptions, delays or cessations in the direct connections we establish between our customers and third-party payors. Any of these events could impair or inhibit our ability to provide our services, reduce the attractiveness of our services to current or potential customers and adversely impact our financial condition and results of operations.

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
The healthcare industry has changed significantly in recent years and we expect that significant changes will continue to occur. The timing and impact of developments in the healthcare industry are difficult to predict. We cannot be sure that the markets for our services will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets. The federal healthcare reform legislation (known as the Patient Protection and Affordable Care Act (ACA) enacted in 2010 could encourage more companies to enter our market, provide advantages to our competitors and result in the development of solutions that compete with ours. Moreover, healthcare reform remains a major policy issue at the federal level, and constitutional challenges to or the repeal of the existing legislation and additional healthcare legislation in the future could have adverse consequences for us or the customers we serve. Other material changes, such as the required transition to the ICD-10 code set for diagnosis and inpatient hospital procedure coding by October 1, 2013, will impose significant system and business changes throughout the health care industry, and could be disruptive to our customers and our business.
If a breach of our measures protecting personal data covered by the Health Insurance Portability and Accountability Act or Health Information Technology for Economic and Clinical Health Act occurs, we may incur significant liabilities.

Health Insurance Portability and Accountability Act of 1996, as amended, and the regulations that have been issued under it, which we refer to collectively as HIPAA, contain substantial restrictions and requirements with respect to the use and disclosure of individuals' protected health information. Under HIPAA, covered entities must establish administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic protected health information maintained or transmitted by them or by others on their behalf. In February 2009 HIPAA was amended by the Health Information Technology for Economic and Clinical Health, or HITECH, Act to impose certain of the HIPAA privacy and security requirements directly upon business associates of covered entities. New regulations that took effect in late 2009 also require business associates to notify covered entities, who in turn must notify affected individuals and government authorities of data security breaches involving unsecured protected health information. Most of our customers are covered entities and we are a business associate to many of those customers under HIPAA and the HITECH Act as a result of our contractual obligations to perform certain functions on behalf of and provide certain services to those customers. Since the passage of the HITECH Act, enforcement of HIPAA violations has increased, as indicated by the announcement of a number of significant settlement agreements and/or sanctions by federal authorities, the pursuit of HIPAA violations by state attorneys general, and the roll-out of a new federal audit program for covered entities (which will in the future be extended to business associates).

We have implemented and maintain physical, technical and administrative safeguards intended to protect all personal data and have processes in place to assist us in complying with applicable laws and regulations regarding the protection of this data and properly responding to any security incidents. A knowing breach of the HITECH Act's requirements could expose us to criminal liability. A breach of our safeguards and processes that is not due to reasonable cause or involves willful neglect could expose us to significant civil penalties and the possibility of civil litigation.
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
There are also numerous federal and state laws that forbid submission of false information or the failure to disclose information in connection with the submission and payment of healthcare provider claims for reimbursement. In particular, the federal False Claims Act, or the FCA, prohibits a person from knowingly presenting or causing to be presented a false or fraudulent claim for payment or approval by an officer, employee or agent of the United States. In addition, the FCA prohibits a person from knowingly making, using, or causing to be made or used a false record or statement material to such a claim. Violations of the FCA may result in treble damages, significant monetary penalties, and other collateral consequences including, potentially, exclusion from participation in federally funded healthcare programs. The scope and implications of the amendments to the FCA pursuant to the Fraud Enforcement and Recovery Act of 2009, or FERA, have yet to be fully determined or adjudicated and as a result it is difficult to predict how future enforcement initiatives may impact our business. Pursuant to the 2010 healthcare reform legislation, a claim that includes items or services resulting from a violation of the federal anti-kickback law constitutes a false or fraudulent claim for purposes of the FCA.
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
Our success depends, in part, upon our ability to establish, protect and enforce our intellectual property and other proprietary rights. If we fail to establish or protect our intellectual property rights, we may lose an important advantage in the market in which we compete. We rely upon a combination of patent, trademark, copyright and trade secret law and contractual terms and conditions to protect our intellectual property rights, all of which provide only limited protection. We cannot assure you that our intellectual property rights are sufficient to protect our competitive advantages. Although we have filed eight U.S. patent applications, we cannot assure you that any patents that will be issued from these applications will provide us with the protection that we seek or that any future patents issued to us will not be challenged, invalidated or circumvented. We have also been issued one U.S. patent, but we cannot assure you that it will provide us with the protection that we seek or that it will not be challenged, invalidated or circumvented. Legal standards relating to the validity, enforceability and scope of protection of patents are uncertain. Any patents that may be issued in the future from pending or future patent applications or our one issued patent may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Also, we cannot assure you that any trademark registrations will be issued for pending or future applications or that any of our trademarks will be enforceable or provide adequate protection of our proprietary rights.
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

We may not pay any cash dividends on our capital stock in the foreseeable future.
Although we paid cash dividends on our capital stock in July 2008 and September 2009, we may not pay cash dividends on our common stock in the foreseeable future. Any future dividend payments will be within the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant. In addition, our revolving credit facility does not permit us to pay dividends without the lender’s prior consent. We may not generate sufficient cash from operations in the future to pay dividends on our common stock. See “Dividend Policy”.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We do not own any real estate property and lease our existing facilities.
As of December 31, 2011, our corporate headquarters occupy approximately 50,000 square feet in Chicago, Illinois under a lease expiring as to certain portions of the space in 2014 and other portions in 2020. In addition, we have a right of first offer to lease an additional 11,100 square feet of space on another floor in the same building. We also lease approximately 72,800 square feet of office space in another building in Chicago for a period of 11 years that houses our Chicago shared services center.
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
Item 3. Legal Proceedings

From time to time, we have been and may again become involved in legal or regulatory proceedings arising in the ordinary course of our business. We are not presently a party to any material litigation or regulatory proceeding (including the proceedings set forth below in this Item 3) and are not aware of any pending or threatened litigation or regulatory proceeding against us which, individually or in the aggregate, could have a material adverse effect on our business, operating results, financial condition or cash flows.

On January 19, 2012, the State of Minnesota, by its Attorney General, filed a complaint against us in the United States District Court for the District of Minnesota alleging violations of federal and Minnesota state health privacy laws and regulations, Minnesota debt collection laws and Minnesota consumer protection laws resulting from, among other things, the theft in Minnesota in July 2011 of an employee's laptop that contained protected health information. We are cooperating with the Attorney General in an attempt to resolve this matter.

Item 4. Mine Safety Disclosures
Not applicable.

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

	Price Range
	High	Low
2010
Quarter ended June 30, 2010(1)	$15.21	$12.53
Quarter ended September 30, 2010	$13.34	$9.05
Quarter ended December 31, 2010	$16.25	$8.30
2011
Quarter ended March 31, 2011	$27.97	$16.00
Quarter ended June 30, 2011	$30.65	$21.20
Quarter ended September 30, 2011	$32.82	$20.35
Quarter ended December 31, 2011	$29.10	$19.31

(1)	Our common stock began trading on May 20, 2010.
The closing sale price per share of our common stock, as reported by the NYSE, on February 15, 2012 was $24.39. As of February 15, 2012 there were 80 holders of record for our common stock.
Dividend Policy
We did not pay any dividends during the fiscal years ended December 31, 2010 and 2011. We currently intend to retain earnings, if any, to finance the growth and development of our business, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments and agreements, provisions of applicable law, and other factors the board deems relevant.
Equity Compensation Plan Information
The Company maintains a 2006 Second Amended and Restated Stock Option Plan (the “2006 Plan”). In April 2010, the Company adopted a new 2010 Stock Incentive Plan (the “2010 Plan”), which became effective immediately prior to the closing of the IPO. The Company will not make any further grants under the 2006 Plan, and the 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. As of December 31, 2011, an aggregate of 15,521,829 shares were subject to outstanding options and restricted stock awards under both plans, and 4,566,765 shares were available for grant under the 2010 Plan. However, to the extent that previously granted awards under the 2006 Plan or 2010 Plan expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company, the number of shares available for future awards will increase, up to a maximum of 24,374,756 shares.
The information regarding securities authorized for issuance under the Company’s stock option plans, which were also approved by the Company's stockholders, is set forth below, as of December 31, 2011:

	Number of Securities to be Issued Upon Exercise	Weighted-Average Exercise Price	Number of Securities Remaining Available for Future Issuance Under
Plan	of Outstanding Equity Instruments	of Outstanding Equity Instruments	Equity Compensation Plans
2006 Amended and Restated Stock Option Plan	10,840,893	*	—
2010 Stock Incentive Plan (Options and RSA Outstanding)	4,680,936	*	4,566,765
Total	15,521,829		4,566,765

* See Note 9 to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for the discussion of our stock options and restricted stock awards.

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
From the effective date of the registration statement through December 31, 2011, we did not use any of our proceeds from our initial public offering. There has been no change in the planned use of proceeds from the initial public offering as described in our Registration Statement on Form S-1 declared effective by the SEC on May 19, 2010.
Unregistered Sales of Equity Securities
Set forth below is information regarding our issuances of capital stock and our grants of warrants and options to purchase shares of capital stock, which were not registered under the Securities Act, since January 1, 2009. Also included is the consideration, if any, received by us for such shares, warrants and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.
(a) Warrant Grants and Exercises
Since January 1, 2009 through the date of our IPO, we granted warrants to Ascension Health to purchase an aggregate of 568,636 shares of voting common stock with exercise prices ranging from $0.003 per share to $13.02 per share. Of these warrants, 432,264 were issued to Ascension Health based upon the achievement of specified milestones relating to sales and marketing assistance that it provided to us. Since January 1, 2009, Ascension Health purchased an aggregate of 194,326 shares of voting common stock upon warrant exercises for aggregate consideration of $496. In connection with our initial public offering in May 2010, we issued 615,649 shares of common stock to Ascension Health upon its cashless exercise of outstanding supplemental warrants. In December 2010, we issued 3,266,668 shares of the common stock upon the exercise of a consulting warrant for aggregate consideration of $0.9 million.
The warrants and shares of voting common stock issued upon the exercise of the warrants described in this paragraph (a) of Item 5 were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act as sales by an issuer not involving any public offering.
(b) Option Grants and Exercises
Since January 1, 2009 through November 19, 2010, the date our 2006 Plan and 2010 Plan were registered under the Securities Act, we granted options to purchase an aggregate of 9,478,249 shares of non-voting common stock, with exercise prices ranging from $10.52 to $14.71 per share, to employees, directors and consultants pursuant to our stock option plans. Since January 1, 2009 through November 19, 2010, we issued an aggregate of 175,320 shares of non-voting common stock upon exercise of vested options for aggregate consideration of $0.4 million. Our 2006 Plan permits the exercise of unvested options; until vested, shares issued upon exercise of unvested options remain subject to our right of repurchase.
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

All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. All certificates representing the issued shares of voting common stock and non-voting common stock described in paragraphs (a), (b) and (c) of Item 5 included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer.
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

COMPARISON OF CUMULATIVE TOTAL RETURN

ASSUMES $100 INVESTED ON MAY 20, 2010
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2011

Company/Market/Peer Group	5/20/2010	9/30/2010	12/31/2010	3/31/2011	6/30/2011	9/30/2011	12/31/2011
Accretive Health, Inc.	$100.00	$94.29	$141.47	$241.68	$250.65	$184.83	$200.06
NYSE Composite Index	$100.00	$110.34	$121.30	$128.73	$128.32	$105.44	$116.82
Morningstar Health Information Services	$100.00	$103.60	$114.83	$136.84	$141.91	$143.49	$136.35
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
We derived the statement of operations data for the years ended December 31, 2009, 2010 and 2011 and the balance sheet data as of December 31, 2010 and 2011 from our audited consolidated financial statements, which are included in this Annual Report on Form 10-K. We derived the statement of operations data for the years ended December 31, 2007 and 2008 and the balance sheet data as of December 31, 2007, 2008 and 2009 from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(In thousands, except share and per share data)
Statement of Operations Data:
Net services revenue	$240,725	$398,469	$510,192	$606,294	$826,276
Costs of services	197,676	335,211	410,711	478,276	630,449
Operating margin	43,049	63,258	99,481	128,018	195,827
Operating expenses:
Infused management and technology	27,872	39,234	51,763	64,029	85,529
Selling, general and administrative	15,657	21,227	30,153	41,671	62,243
Total operating expenses	43,529	60,461	81,916	105,700	147,772
Income (loss) from operations	(480)	2,797	17,565	22,318	48,055
Net interest income (expense)(1)	1,710	710	(9)	29	22
Income before provision for income taxes	1,230	3,507	17,556	22,347	48,077
Provision for income taxes	456	2,264	2,966	9,729	18,913
Net income	$774	$1,243	$14,590	$12,618	$29,164
Net income (loss) per common share:
Basic:	$0.01	$(0.19)	$0.17	$0.18	$0.30
Diluted:	0.01	(0.19)	0.15	0.13	0.29
Weighted-average shares used in computing net income (loss) per common share:
Basic:	32,968,085	36,122,470	36,725,194	70,732,791	96,964,661
Diluted:	40,360,362	36,122,470	43,955,167	94,206,677	101,151,273
Other Operating Data (unaudited):
Adjusted EBITDA(2)	$6,842	$12,220	$32,912	$45,024	$81,563

As of December 31,
	2007	2008	2009	2010	2011
(In millions)
Projected contracted annual revenue run rate(3)
Net base fees for managed service contracts	$258 to $259	$363 to $365	$439 to $441	$563 to $566	$802 to $805
Incentive payments for managed service contracts	$38 to $42	$45 to $51	$59 to $67	$113 to $123	$133 to $147
Other services	$13 to $14	$13 to $14	$11 to $11	$22 to $24	$56 to $59
Total Projected contracted annual revenue run rate	$309 to $315	$421 to $430	$509 to $519	$698 to $713	$991 to $1,011

	As of December 31,
	2007	2008	2009	2010	2011
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$34,745	$51,656	$43,659	$155,573	$196,725
Working capital	8,010	(3,453)	(4,122)	109,757	190,717
Total assets	60,858	86,904	103,472	262,619	364,192
Total stockholders’ equity	$15,910	$7,923	$21,279	$142,719	$238,089

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
The following table presents a reconciliation of adjusted EBITDA to net income, the most comparable GAAP measure:

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(In thousands)
Net income	$774	$1,243	$14,590	$12,618	$29,164
Net interest (income) expense(a)	(1,710)	(710)	9	(29)	(22)
Provision for income taxes	456	2,264	2,966	9,729	18,913
Depreciation and amortization expense	1,307	2,540	3,921	6,157	8,312
EBITDA	$827	$5,337	$21,486	$28,475	$56,367
Stock compensation expense(b)	934	3,551	6,917	16,549	25,196
Stock warrant expense(b)	5,081	3,332	4,509	—	—
Adjusted EBITDA	$6,842	$12,220	$32,912	$45,024	$81,563

(a)	See footnote 1 above.

(b)
Stock compensation expense and stock warrant expense collectively represent the share-based compensation expense reflected in our financial statements. Of the amounts presented above, $928, $921 and $1,736 was classified as a reduction in net services revenue for the years ended December 31, 2007, 2008 and 2009, respectively. No such reduction was recorded for the years ended December 31, 2010 and 2011 as all warrants had been earned and therefore there was no stock warrant expense.

(3) We define Projected Contracted Annual Revenue Run-Rate (PCARR) as the expected total net services revenue for the subsequent 12 months for all healthcare providers for which we are providing services that are under contract. We believe that our Projected Contracted Annual Revenue Run-Rate is a useful measure of our overall business volume at a particular point in time and of changes in the volume of business over time because it eliminates the time impact associated with the signing of new contracts during a quarterly or annual period.

PCARR is calculated by accumulating our estimates of the next 12 months’ base fees, cost saving sharing credits and incentive payments for each contract in place at the reporting date. Our base fee estimate is based on the contractual agreement with each customer relating to the services that we will provide and the costs that the customer was incurring for completing such activities prior to entering into its agreement with us. Our estimates for cost sharing credits and incentive payments are based on the Company’s prior experiences regarding the level of cost reductions and increases in net revenue yield and its management’s experience regarding potential reductions in total medical cost for a defined patient population, which are likely to be earned during each year a contract is in place given the level of infused management as well as the degree to which we have implemented our technology. We update these estimates regularly to incorporate changes in activities under management for a specific contract, and changes in our overall experience with our portfolio of contracts. There were no significant changes in our overall assumptions used in the calculation of PCARR as of December 31, 2011.

All of our contracts have “evergreen” provisions that extend the term of our services automatically unless the customer provides notification of non-renewal. Therefore, unless a notice of non-renewal has been received, our PCARR calculation assumes that each contract in place at the reporting date will continue for at least the next 12 months. In the event that we receive a non-renewal notice from a customer, we reduce the PCARR calculation by the amount associated with that specific contract for any periods after the contract’s then current end date. At December 31, 2011, PCARR includes approximately $40 million related to periods subject to assumed contract extensions.
PCARR is not a projection of expected revenues for specific future periods because any such projection would also need to include the additional revenue resulting from any future contracts signed with new customers subsequent to the reporting date. Further, actual future revenues from existing customers may differ from the projected amounts used for purposes of calculating PCARR because the scope of services provided to existing customers may change and the incentive fees we earn may be more or less than we estimate depending on our ability to achieve projected increases in our customers’ net revenue yield and projected reductions in total medical cost of the customers’ patient population.

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
Overview
Our Background

Accretive Health is a leading provider of services that help healthcare providers generate sustainable improvements in their operating margins and healthcare quality while also enhancing patient, physician and staff satisfaction across our three offerings - revenue cycle management, quality and total cost of care and physician advisory services. We deliver these results by implementing our distinctive operating model which leverages our extensive management expertise, leading-edge technology and process excellence.
Our integrated revenue cycle technology and services offering spans the entire revenue cycle. We help our revenue cycle customers increase the portion of the maximum potential patient revenue they receive, while reducing total revenue cycle costs.
To implement our solutions, we assume full responsibility for the management and cost of the operations we have contracted to manage and supplement the customer's existing staff involved in such operations with seasoned Accretive Health personnel. A customer's revenue improvements and cost savings generally increase over time as we deploy additional programs and as the programs we implement become more effective, which in turn provides visibility into our future revenue and profitability. We and our customers share financial gains resulting from our solutions, which directly aligns our objectives and interests with those of our customers. Both we and our customers benefit - on a contractually agreed-upon basis - from net revenue increases realized by the customers as a result of our services. The long-term nature of our managed service contracts and the fixed nature of the base fees under each contract provides a core source of recurring revenue.
Our quality and total cost of care solution can help our customers identify the individuals who are most likely to experience an adverse health event and, as a result, incur high healthcare costs in the coming year. This data allows providers to focus greater efforts on managing these patients within and across the delivery system, as well as at home, to create a better care experience.

Our physician advisory services offering assists hospitals navigate the path to compliant revenue by providing concurrent level of care classification reviews, as well as retrospective chart audits utilizing highly skilled physicians. This proactive case management increases our customer's compliance with the Centers for Medicare & Medicaid Services (CMS) and commercial payor policies and reduces their exposure to the risk of having to return previously recorded revenue
Our customers typically are multi-hospital systems, including faith-based or community healthcare systems, academic medical centers and independent ambulatory clinics, and their affiliated physician practice groups.
We believe that current macroeconomic conditions will continue to impose financial pressure on healthcare providers and will increase the importance of managing their operations effectively and efficiently and deliver better care at a lower cost. Additionally, the continued operating pressures facing U.S. hospitals coupled with some of the underlying themes of healthcare reform legislation enacted in March 2010 make the efficient management of the revenue cycle and quality and total cost of care initiatives, among the most critical challenges facing healthcare providers today.
Our corporate headquarters are located in Chicago, Illinois, and we operate shared services centers and offices in Michigan, Illinois, Missouri, Florida and India. As of December 31, 2011, we had 2,721 full-time employees and 342 part-time employees, and managed approximately 11,300 of our customers’ employees who are involved in patient registration, health management information, procedure coding, billing and collections. We refer to these functions collectively as the revenue cycle, and to the personnel involved in a customer’s revenue cycle as revenue cycle staff.
In evaluating our business performance, our management monitors various financial and non-financial metrics. On a monthly basis, our chief executive officer, chief financial officer and other senior leaders monitor our projected contracted annual revenue run rate (as described below), net patient revenue under management, aggregate net services revenue, revenue cycle operating costs, corporate-level operating expenses, cash flow and adjusted EBITDA. When appropriate, decisions are made regarding action steps to improve these overall operational measures. Our senior operational leaders also monitor the performance of each customer’s revenue cycle, quality and total cost of care operations, and physician advisory services operations through ten to twelve hospital-specific operating reviews each year. Such reviews typically focus on planned and actual operating results being achieved on behalf of our customers, progress against our operating metrics and planned and actual operating costs for that site. During these regular reviews, our senior operational leaders communicate to the operating teams suggestions to improve contract and operations performance and monitor the results of previous efforts. In addition, our senior management also monitors our ability to attract, hire and retain a sufficient number of talented employees to staff our growing business, and the development and performance of our proprietary technology.
We define our projected contracted annual revenue run rate, or PCARR, as the total net services revenue we expect to receive during the subsequent twelve months from all customers under contract. We report PCARR as a range as it includes estimates concerning our relative success in achieving incentive based payments over the next 12 months. We believe that PCARR is a useful method to measure our overall business volume at a point in time and changes in the volume of our business over time because it eliminates the timing impact of contract signings within a specific quarterly or annual period.
By way of example, we generally expect that the annual revenues for our revenue cycle management services at contract maturity (which is generally reached in three and one-half to four years) for a representative hospital customer with $1 billion in net patient revenues will be approximately 5% of the provider’s net patient revenue, or approximately $50 million, consisting of $40 million of base fees, net of cost savings shared with the customer, and $10 million of incentive fees. For the same representative hospital customer for our quality and total cost of care service offering, which we introduced in 2010, we currently expect that the annual revenues will be approximately $60 million, consisting of up to $10 million in base fees and up to $50 million in incentive fees. We generally expect our incentive fees to improve over time as we introduce additional aspects of our operating model and as our predictive analytics improve with additional customer-specific details. Therefore, we generally expect our PCARR for a specific customer engagement to increase annually until the contract is operating at maturity levels.
Seasonality
Our quarterly and annual net services revenue generally increased each period due to ongoing expansion in the number of hospitals subject to managed service contracts with us and increases in the amount of incentive payments earned. The timing of customer additions is not uniform throughout the year. We also experience fluctuations in incentive payments as a result of patients’ ability to accelerate or defer elective procedures, particularly around holidays such as Thanksgiving and Christmas. Generally, incentive payments earned are lower in the first quarter of each year and higher in the fourth quarter of each year. As a result of incentive payment fluctuations, our adjusted EBITDA is typically lower in the first quarter of each fiscal year. For example, our adjusted EBITDA of $8.4 million for the quarter ended March 31, 2011 represented only 10% of our $81.6 million of adjusted EBITDA for the year ended December 31, 2011. We expect this seasonality to continue in our business and we believe that first quarter adjusted EBITDA will average approximately 10% of full fiscal year adjusted EBITDA for the foreseeable future; provided, however, that due to the factors described above, as well as other factors, some of which may be beyond our control, our actual results could differ materially from these estimates.
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

•
Incentive payment revenues for quality and total cost of care services represent our share of the provider community cost savings for our role in providing the technology infrastructure and for managing the care coordination process.

In addition, we earn revenue from other services, which primarily include revenue from our physician advisory services offering, services provided in our quality and total cost of care business, and, to a lesser extent, our share of revenues associated with the collection of dormant patient accounts (more than 365 days old) under some of our service contracts.

Some of our service contracts entitle customers to receive a share of the cost savings we achieve from operating their revenue cycle. This share is returned to customers as a reduction in subsequent base fees. Our services revenue is reported net of cost sharing, and we refer to this as our net services revenue.
The following table summarizes the composition of our net services revenue for the year ended December 31, 2011 on a percentage basis:

Year Ended
December 31,
2011
Net base fees for managed service contracts	81%
Incentive payments for managed service contracts	14%
Other services	5%
Total	100%
Costs of Services
Under our managed service contracts, we assume responsibility for the costs necessary to conduct the customers’ revenue cycle, physician advisory services or quality and total cost of care operations that we have contracted to manage. Costs of services consist primarily of:

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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of expenses for executive, sales, corporate information technology, legal, regulatory compliance, selected physician advisory services costs, finance and human resources personnel, including wages, bonuses, benefits and share-based compensation; fees for professional services; share-based expense for stock warrants; insurance premiums; facility charges; and other corporate expenses. Professional services consist primarily of external legal, tax and audit services. The costs of developing the processes and technology for our emerging quality and total cost of care service offering prior to November 2010 when we signed our inaugural client were also included in selling, general and administrative expenses for the year ended December 31, 2010. We expect selling, general and administrative expenses to increase in absolute dollars as we continue to add sales and marketing, information technology, human resources, finance, accounting and other administrative personnel as we expand our business.
Although we cannot predict future changes to the laws and regulations affecting us or the healthcare industry generally, we will efficiently implement associated changes to our compliance programs to minimize the effect on our selling, general and administrative expenses.
Interest Income (Expense)
Interest income is derived from the return achieved from our cash and cash equivalents. Interest expense for the year ended December 31, 2009 resulted from origination fees associated with our revolving line of credit, which we entered into on September 30, 2009.
Income Taxes
Income tax expense consists of federal and state income taxes in the United States and India. A large portion of our operations is conducted in Michigan, which in 2008 began to impose a tax based on gross receipts in addition to tax based on net income. Although we continued to pay the Michigan gross receipts tax in 2009, our effective tax rate declined to approximately 17% in 2009, principally due to the release of $3.5 million of valuation allowances for deferred tax assets. Our effective tax rate in 2010 was 44% due principally to the gross receipts taxes paid to the State of Michigan and, to a lesser extent, other states. In the summer of 2010, a change in legislation substantially reduced the requirement for us to pay taxes on any future gross receipts in Michigan. In 2011 our effective tax rate was approximately 39%. We expect our overall effective tax rate to be approximately 40% in future years and increase in absolute dollars as our income increases.
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
We record revenue in accordance with the provisions of Staff Accounting Bulletin - Topic 13, Revenue Recognition. As a result, we only record revenue once there is persuasive evidence of an arrangement, services have been rendered, the amount of revenue has become fixed or determinable and collectibility is reasonably assured. We recognize base fee revenues on a straight-line basis over the life of the managed service contract. Base fees for contracts which are received in advance of services delivered are classified as deferred revenue in the consolidated balance sheets until services have been provided.
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
The revenue for the physician advisory services is recognized once each consultation has been completed and is recorded on a per-case basis.
Our services also include collection of dormant patient accounts receivable that have aged 365 days or more directly from individual patients. We share all cash generated from these collections with our customers in accordance with specified arrangements. We record as revenue our portion of the cash received from these collections when each customer’s cash application is complete.
Accounts Receivable and Allowance for Doubtful Accounts
We assess our customers’ creditworthiness as a part of our customer acceptance process. We maintain an estimated allowance for doubtful accounts to reduce our gross accounts receivable to the amount that we believe will be collected. This allowance is based on our historical experience, our continuing assessment of each customer’s ability to pay, the length of time a balance has been outstanding and the status of any ongoing operations with each applicable customer.
We perform quarterly reviews and analyses of each customer’s outstanding balance and assess, on an account-by-account basis, whether the allowance for doubtful accounts needs to be adjusted based on currently available evidence such as historical collection experience, current economic trends, past due status and changes in customer payment terms. We consider a receivable to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the agreement. In accordance with our policy, if collection efforts have been pursued and all avenues for collections exhausted, accounts receivable would be written off as uncollectible.
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

At December 31, 2009, 2010, and 2011, the primary sources of our deferred taxes were:

•	differences in timing of depreciation on fixed assets;

•	the timing of revenue recognition arising from incentive payments;

•	employee compensation expense arising from stock options and accrued bonuses; and

•	costs associated with the issuance of warrants to purchase shares of our common stock.
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
Share-Based Compensation Expense
Our share-based compensation expense results from issuances of shares of restricted common stock and grants of stock options and warrants to employees, directors, outside consultants, customers, vendors and others. We recognize the costs associated with option, restricted stock and warrant grants using the fair value recognition provisions of ASC 718, Compensation — Stock Compensation. Generally, ASC 718 requires the value of share-based payments to be recognized in the statement of operations based on their estimated fair value at date of grant amortized over the grant’s vesting period.
Restricted Stock Plan.  Our restricted stock plan was adopted by our board of directors in March 2004, amended in June 2004, August 2004 and February 2005. As of December 31, 2008, all shares of common stock outstanding under our restricted stock plan were vested. We did not record any share-based compensation expense in 2009, 2010, or 2011 relating to these issuances.
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

In 2009, we granted Ascension Health the right to purchase 136,372 shares of common stock for $0.003 per share, pursuant to the protection warrant agreement. Accordingly, we reduced the amount of our base fee revenues from Ascension Health by $1.7 million in 2009. We accounted for the costs associated with these purchase rights as a reduction in base fee revenues due to us from Ascension Health because we could not reasonably estimate the fair value of the services provided by Ascension Health. There were no grants associated with this agreement during 2010 or 2011 and no costs were recorded. As of December 31, 2010 and 2011, there were no protection warrants outstanding and no additional warrant rights may be earned under this agreement. For additional information regarding these contract provisions, see “Related Person Transactions — Transactions With Ascension Health” caption included in our 2012 Proxy Statement.

•
Supplemental Warrant.  Pursuant to a supplemental warrant agreement that became effective in November 2004, Ascension Health had the right to purchase up to 3,537,306 shares of our common stock based upon the achievement of specified milestones relating to its sales and marketing assistance. The supplemental warrant agreement expired on the closing of our initial public offering in May 2010.

During March 2009, Ascension Health earned the right to purchase 437,264 shares of common stock for $13.02 per share, and we recorded $2.8 million in marketing expense. No warrants were earned during years ended December 31, 2010 and 2011. Ascension Health was issued 615,649 shares of common stock as a result of cashless exercise of outstanding supplemental warrants during the year ended December 31, 2010. The supplemental warrant with respect to 437,264 shares of common stock expired in connection with our initial public offering.
As of December 31, 2010 and 2011, there were no supplemental warrants outstanding; no additional warrant rights may be earned under the Supplemental Warrant Agreement.

Licensing and Consulting Warrant.  In conjunction with the start of our business, in February 2004, we executed a term sheet with a consulting firm and its principal, Zimmerman LLC (formerly known as Zimmerman and Associates) and Michael Zimmerman, respectively, contemplating that we would grant to Mr. Zimmerman a warrant, with an exercise price equal to the fair market value of our common stock upon grant, to purchase shares of our common stock then representing 2.5% of our equity in exchange for exclusive rights to certain revenue cycle methodologies, tools, technology, benchmarking information and other intellectual property, plus up to another 2.5% of our equity at the time of grant if the firm’s introduction of us to senior executives at prospective customers resulted in the execution of managed service contracts between us and such customers. In January 2005, we formalized the license and warrant grant contemplated by the term sheet and granted to Mr. Zimmerman a warrant to purchase 3,266,668 shares of our common stock for $0.29 per share, representing 5% of our equity at that time. In December 2010, Mr. Zimmerman and the trusts exercised the warrant rights in full to purchase 3,266,668 shares of our common stock for $0.29 per share. As of December 31, 2010 and 2011, the warrant was no longer outstanding and no additional warrant rights may be earned under this agreement.
We used the Black-Scholes option pricing model to determine the estimated fair value of the above purchase rights at the date earned.
The following table sets forth the significant assumptions used in the model during 2009:

Year Ended December 31,
2009
Future dividends	—
Risk-free interest rate	2.91%
Expected volatility	50%
Expected life(1)	5.6 years

(1)	Expected life applies to Ascension Health’s supplemental warrant only, since the other warrants were fully vested upon grant.
Stock Option Plans.  In December 2005, our board of directors approved a stock option plan, which provided for the grant of stock options to employees, directors and consultants. The plan was amended and restated in February 2006 and further amended in May 2007, October 2008, January 2009 and November 2009. In April 2010, we adopted a new 2010 stock incentive plan, or the 2010 plan, which became effective immediately prior to the closing of our initial public offering and, accordingly, no further stock option grants will be made under the 2006 plan. The 2010 plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards (RSAs) and other stock-based awards.
As of December 31, 2011, an aggregate of 15,521,829 shares were subject to outstanding options under both plans, and 4,566,765 shares were available for grant. In the third quarter of 2011, the Company began to grant restricted stock awards to its employees; no such awards were granted in the years ended December 31, 2009 and 2010. To the extent that previously granted awards under the 2006 plan or 2010 plan expire, terminate or are otherwise surrendered, cancelled, forfeited, or repurchased by us, the number of shares available for future awards under the 2010 plan will increase, up to a maximum of 24,374,756 shares. Under the terms of both plans, all options will expire if they are not exercised within ten years after the grant date. Substantially all of the options vest over four years at a rate of 25% per year on each grant anniversary date. Options granted under the 2006 plan can be exercised immediately upon grant, but upon exercise the shares issued are subject to the same vesting and repurchase provisions that applied before the exercise. Options granted under the 2010 plan cannot be exercised prior to vesting.
We use the Black-Scholes option pricing model to determine the estimated fair value of each option as of its grant date. These inputs are subjective and generally require significant analysis and judgment to develop.
The following table sets forth the significant assumptions used in the Black-Scholes model to calculate stock-based compensation expense for grants made during 2009, 2010 and 2011.

	Year Ended December 31,
	2009	2010	2011
Future dividends	—	—	—
Risk-free interest rate	1.6% to 3.2%	1.6% to 2.6%	1.2% and 2.7%
Expected volatility	50%	50%	50%
Expected life	6.25 years	6.25 years	6.25 years
Forfeitures	4.25% annually	4.25% annually	4.25% annually

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
We continue to use judgment in evaluating the expected term, volatility and forfeiture rate related to our share-based compensation on a prospective basis, and in incorporating these factors into the Black-Scholes pricing model. Higher volatility and longer expected lives result in an increase to total share-based compensation expense determined at the date of grant. In addition, any changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period that the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the share-based compensation expense recognized in our consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the share based compensation expense recognized in our consolidated financial statements. These adjustments will affect our infused management and technology expenses, cost of services and selling, general and administrative expenses.
For service-based equity awards, which represent all outstanding option and restricted stock grants as of December 31, 2011, compensation expense is recognized, net of forfeitures, using a straight-line method over the applicable vesting period. Quarterly, the stock based compensation expense is adjusted to reflect 100% of expense for options that vested during the period. The allocation of this cost between cost of services, selling, general and administrative expenses and infused management and technology expenses depends on the salaries and work assignments of the personnel holding these stock options.
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
As of December 31, 2011 there was $81.7 million of total, unrecognized share-based compensation cost related to stock options and RSAs granted under the plans, which we expect to recognize over a weighted-average period of 2.9 years. The allocation of this cost between cost of services, selling, general and administrative expenses and infused management and technology expenses will depend on the salaries and work assignments of the personnel holding these stock options.
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
Our stock valuations used a combination of the market-comparable approach and the income approach to estimate an enterprise value of our company at each valuation date. Our board considered the following factors when determining the fair value of our common stock:

•	our financial condition, sales levels and results of operations during the relevant period;

•	developments in our business;

•	hiring of key personnel;

•	forecasts of our financial results and market conditions affecting our industry;

•	market values, sales levels and results of operations for public companies that we consider comparable in terms of size, service offerings and maturity;

•	the superior rights and preferences of outstanding securities that were senior to our common stock; and

•	the illiquid nature of our common stock.
There is inherent uncertainty in the forecasts and projections that were used in our common stock valuations prior to our initial public offering. If we had made different assumptions and estimates than those described above, the amount of our share-based compensation expense, net income or loss and related per-share amounts could have been materially different.
For grants following the initial public offering, we utilized market-based share prices of our common stock in the Black-Scholes option pricing model to calculate the fair value of our common stock option awards. The Black-Scholes model involves a number of highly subjective estimates such as the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated forfeitures over the applicable vesting period, and the estimated volatility of our common stock over the expected term.
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

Results of Operations
The following table sets forth consolidated operating results and other operating data for the periods indicated.

	Year Ended December 31,
	2009	2010	2011
	(In thousands)
Statement of Operations Data:
Net services revenue	$510,192	$606,294	$826,276
Costs of services	410,711	478,276	630,449
Operating margin	99,481	128,018	195,827
Infused management and technology expense	51,763	64,029	85,529
Selling, general and administrative expense	30,153	41,671	62,243
Total operating expenses	81,916	105,700	147,772
Income from operations	17,565	22,318	48,055
Net interest income (expense)	(9)	29	22
Income before provision for income taxes	17,556	22,347	48,077
Provision for income taxes	2,966	9,729	18,913
Net income	$14,590	$12,618	$29,164
Operating Expense Details:
Infused management and technology expense, excluding depreciation and amortization expense and share-based compensation expense	$45,365	$53,230	$70,158
Selling, general and administrative expense, excluding depreciation and amortization expense and share-based compensation expense	22,940	32,280	48,083
Depreciation and amortization expense(1)	3,921	4,866	6,265
Share-based compensation expense(2)	9,690	15,324	23,266
Total operating expenses	$81,916	$105,700	$147,772

(1)	We allocate depreciation and amortization expense between infused management and technology expenses, selling, general and administrative expenses, and cost of services.
The following table summarized the composition of our depreciation and amortization expense for the years ended December 31, 2009, 2010 and 2011:

	Year Ended December 31,
	2009	2010	2011
	(In thousands)
Depreciation and Amortization Expense Allocation Details:
Infused management and technology expense	$2,440	$3,236	$3,994
Selling, general and administrative expense	1,481	1,630	2,271
Depreciation and amortization expense allocated to operating expenses	$3,921	$4,866	$6,265

Depreciation and amortization expenses allocated to costs of services(a)	—	1,291	2,047
Total depreciation and amortization expense	$3,921	$6,157	$8,312

(a) In 2010, as our shared services centers model adoption by customers increased, we started allocating a portion of our depreciation and amortization expense to cost of services.

(2)
We allocate share-based expense between infused management and technology expenses, selling, general and administrative expenses, and cost of services. The following table summarized the composition of our share based compensation expense for the years ended December 31, 2009, 2010 and 2011:

	Year Ended December 31,
	2009	2010	2011
	(In thousands)
Share-Based Compensation Expense Allocation Details:
Infused management and technology expense	$3,959	$7,563	$11,377
Selling, general and administrative expense	5,731	7,761	11,889
Share-based compensation expense allocated to operating expenses(a)	$9,690	$15,324	$23,266

Share-based compensation expenses allocated to costs of services(b)	—	1,225	1,930
Total share-based compensation expense	$9,690	$16,549	$25,196
(a) For the year ended December 31, 2009, share-based compensation expense includes share-based compensation expense of $6,917 and warrant-related expense of $2,773. Additional warrant expense of $1,736 was classified as a reduction in base fee revenue for the year ended December 31, 2009. No warrant expense was recorded for the years ended December 31, 2010 and 2011.
(b) In 2010, as our shared services centers model adoption by customers increased, we started allocating a portion of our share-based compensation expense to cost of services.
Year Ended December 31, 2010 Compared to Year Ended December 31, 2011
Net Services Revenue
The following table summarizes the composition of our net services revenue for the years ended December 31, 2010 and 2011:

	2010	2011
	(In thousands)
Net base fees for managed service contracts	$518,243	$671,930
Incentive payments for managed service contracts	74,663	114,455
Other services	13,388	39,891
Total	$606,294	$826,276
Net services revenue increased by $220.0 million, or 36.3%, to $826.3 million for the year ended December 31, 2011 from $606.3 million for the year ended December 31, 2010. The largest component of the increase, net base fee revenue, increased by $153.7 million, or 29.7%, to $671.9 million for the year ended December 31, 2011 from $518.2 million for the year ended December 31, 2010, primarily due to an increase in the number of hospitals with which we had managed service contracts. In addition, incentive payment revenues increased by $39.8 million, or 53.3%, to $114.5 million for the year ended December 31, 2011 from $74.7 million for the year ended December 31, 2010, consistent with the increases that generally occur as our managed service contracts mature. All other revenues increased by $26.5 million, or 198.0%, to $39.9 million for the year ended December 31, 2011 from $13.4 million for the year ended December 31, 2010, as we continued to expand our specialized services such as physician advisory services. The vast majority of revenue that we recognized in 2011 and 2010 related to our revenue cycle management services. Our projected contracted annual revenue run rate at December 31, 2011 was $991 million to $1,011 million compared to $698 million to $713 million at December 31, 2010. Based on the midpoint of the two ranges, our projected contracted annual revenue run rate as of December 31, 2011 increased by $295 million, or 41.9%.
Costs of Services
Our costs of services increased by $152.2 million, or 31.8%, to $630.4 million for the year ended December 31, 2011 from $478.3 million for the year ended December 31, 2010. The increase in costs of services was primarily attributable to the increase in the number of hospitals for which we provide managed services.

Operating Margin
Operating margin increased by $67.8 million, or 53.0%, to $195.8 million for the year ended December 31, 2011 from $128.0 million for the year ended December 31, 2010. However, the operating margin as a percentage of net services revenue expanded to 23.7% for the year ended December 31, 2011 from 21.1% for the year ended December 31, 2010, primarily due to increased levels of cost efficiencies in the performance of our managed service contracts, net of shared customer cost savings and an increased ratio of mature managed service contracts.
Operating Expenses
Infused management and technology expenses increased by $21.5 million, or 33.6%, to $85.5 million for the year ended December 31, 2011 from $64.0 million for the year ended December 31, 2010. The increase in infused management and technology expenses was primarily due to the increase in the number of our management personnel deployed at customer facilities, reflecting an increase in the number of hospitals with which we had managed service contracts. The growth in infused management also included costs associated with our new Quality and Total Cost of Care offering.
Selling, general and administrative expenses increased by $20.6 million, or 49.4%, to $62.2 million for the year ended December 31, 2011 from $41.7 million for the year ended December 31, 2010. The increase included $1.0 million of secondary offering costs, $2.0 million of additional public company costs, and $12.8 million associated with supporting the strong growth of our physician advisory offering, as well as increased sales and marketing personnel costs, net of share-based and depreciation expense. The share-based compensation expense and depreciation expense increased by $4.8 million for the year ended December 31, 2011 as compared to December 31, 2010, as discussed below.
We allocate share-based compensation expense and depreciation and amortization expense between cost of services, infused management expenses and selling, general and administrative expenses. In 2011 and 2010, the following amounts were allocated to operating expenses:

	Year Ended December 31,		Change
	2010	2011	Amount	Percent
	(In thousands)
Share-Based Compensation Expense Allocation Details:
Infused management and technology expense	$7,563	$11,377	$3,814	50.4%
Selling, general and administrative expense	7,761	11,889	4,128	53.2%
Share-based compensation expense allocated to operating expenses	$15,324	$23,266	$7,942	51.8%

Depreciation and Amortization Expense Allocation Details:
Infused management and technology expense	$3,236	$3,994	$758	23.4%
Selling, general and administrative expense	1,630	2,271	641	39.3%
Depreciation and amortization expense allocated to operating expenses	$4,866	$6,265	$1,399	28.8%

•
Share-based compensation expense increased $7.9 million, or 51.8%, to $23.3 million in the year ended December 31, 2011 from $15.3 million for the year ended December 31, 2010. The increase was due to additional option expense relating to stock option and restricted stock award grants during the current year and vesting of previously granted stock options associated with the continued increase in the number of employees.

•
Depreciation and amortization expense increased by $1.4 million, or 28.8%, to $6.3 million for the year ended December 31, 2011 from $4.9 million for the year ended December 31, 2010, due to the addition of computer equipment, addition of various capabilities to our software tools, furniture and fixtures, and other property to support our growing operations.

Income Taxes
Tax expense increased by $9.2 million, to $18.9 million for the year ended December 31, 2011 from $9.7 million for the year ended December 31, 2010. The increase in 2011 income tax expense was primarily the result of the increase in taxable income during 2011, offset by the reduction in gross receipts tax liability in one of the states, where a large portion of our operations is conducted, as a result of the legislative change which occurred in August 2010. Our tax provision for the year ended December 31, 2011 was equal to approximately 39% of our pre-tax income and differed from the federal statutory rate of 35% mainly due to the impact of certain state taxes.

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
Net services revenue increased by $96.1 million, or 18.8%, to $606.3 million for the year ended December 31, 2010 from $510.2 million for the year ended December 31, 2009. The largest component of the increase, net base fee revenue, increased by $84.0 million, or 19.3%, to $518.2 million for the year ended December 31, 2010 from $434.3 million for the year ended December 31, 2009, primarily due to an increase in the number of hospitals with which we had managed service contracts. Of the $84.0 million increase in net base fee revenues, $65.2 million was attributable to new managed service contracts entered into during 2010. In addition, incentive payment revenues increased by $10.6 million, or 16.6%, to $74.7 million for the year ended December 31, 2010 from $64.0 million for the year ended December 31, 2009, consistent with the increases that generally occur as our managed service contracts mature. All other revenues increased by $1.5 million, or 12.7%, to $13.4 million for the year ended December 31, 2010 from $11.9 million for the year ended December 31, 2009, as we increased the number of customers using our dormant patient accounts receivable collection services and continued to expand our specialized services such as emergency room physician advisory services. We recognized no revenue from our quality and total cost of care offering in 2010. Our projected contracted annual revenue run rate at December 31, 2010 was $698 million to $713 million compared to $509 million to $519 million at December 31, 2009. Based on the midpoint of the two ranges, our projected contracted annual revenue run rate as of December 31, 2010 increased by $192 million, or 37.3%.
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
Operating Expenses
Infused management and technology expenses increased by $12.3 million, or 23.7%, to $64.0 million for the year ended December 31, 2010 from $51.8 million for the year ended December 31, 2009. The increase in infused management and technology expenses was primarily due to the increase in the number of our management personnel deployed at customer facilities, reflecting an increase in the number of hospitals with which we had managed service contracts, and an increase of $1.0 million in costs to operate our inaugural quality and total cost of care contract, as well as the items noted below.

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
We allocate share-based compensation expense and depreciation and amortization expense between cost of services, infused management expenses and selling, general and administrative expenses. In 2010 and 2009, the following amounts were allocated to operating expenses:

	Year Ended December 31,		Change
	2009	2010	Amount	Percent
	(In thousands)		(In thousands)
Share-Based Compensation Expense Allocation Details:
Infused management and technology expense	$3,959	$7,563	$3,604	91.0%
Selling, general and administrative expense	5,731	7,761	2,030	35.4%
Share-based compensation expense allocated to operating expenses	$9,690	$15,324	$5,634	58.1%

Depreciation and Amortization Expense Allocation Details:
Infused management and technology expense	$2,440	$3,236	$796	32.6%
Selling, general and administrative expense	1,481	1,630	149	10.1%
Depreciation and amortization expense allocated to operating expenses	$3,921	$4,866	$945	24.1%

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
Cash and cash equivalents increased by $41.2 million from $155.6 million at December 31, 2010 to $196.7 million at December 31, 2011, primarily as a result of cash flows from operations and proceeds from issuance of common stock as a result of employees' stock option exercises. Cash and cash equivalents increased by $111.9 million from $43.7 million at December 31, 2009 to $155.6 million at December 31, 2010, primarily as a result of proceeds received from our initial public offering in May 2010 and cash flows from operations.

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
Operating Activities
Cash flows generated by operating activities totaled $15.1 million, $32.0 million and $16.4 million for the years ended December 31, 2009, 2010, and 2011, respectively. While our net income increased by $16.5 million during the year ended December 31, 2011 as compared to the year ended December 31, 2010, our cash provided by operating activities was lower in 2011 than 2010 primarily due to the timing of payments from our customers and to our vendors.
Receivables from customers increased by $26.4 million during the year ended December 31, 2010 primarily due to the increased net services revenues and the timing of customer payments. Receivables from customers increased by $40.2 million during the year ended December 31, 2011, primarily due to the increased net services revenues and the timing of customer payments. Of the total increase, $20.4 million, or 50.7%, are less than 30 days old. The Company's trade receivables over 180 days old decreased from $10.9 million at December 31, 2010 to $2.7 million at December 31, 2011, net of bad debt reserves. The Company had $22.1 million and $33.5 million of accounts receivable from hospitals affiliated with Ascension Health as of December 31, 2010 and 2011, respectively.
Our net income plus our non-cash adjustments to net income for depreciation, amortization and share-based compensation increased by $5.4 million and $27.3 million during the years ended December 31, 2010 and December 31, 2011 as compared to the years ended December 31, 2009 and December 31, 2010, respectively, primarily due to the higher operating margin and employee stock-based compensation.
Excess tax benefits from equity-based awards of $24.1 million resulted in an equivalent increase in prepaid taxes, as these benefits could not be used in the current period because income taxes payable had already been reduced to $0 in the year ended December 31, 2011. Non-cash adjustments for excess tax benefits were $11.9 million in the year-ended December 31, 2010 due to warrant and stock option exercises.
Payables increased by $18.1 million for the year ended December 31, 2010 primarily due to growth in our business and decreased by $14.8 million during the year ended December 31, 2011 due to the timing of payments at year-end. Accrued service costs increased by $4.2 million, $10.9 million and $10.2 million for the years ended December 31, 2009, 2010, and 2011, respectively, as we grew our customer base.
Deferred revenue increased by $9.3 million during the year ended December 31, 2011, primarily due to growth in our business and timing of customer payments.
Investing Activities
Cash used in investing activities was $7.2 million, $16.9 million and $11.7 million for the years ended December 31, 2009, 2010 and 2011, respectively. For all three years, use of cash primarily related to our purchases of furniture, fixtures, computer hardware, and other property to support the growth of our business as well as capitalization of internally developed software costs.
Financing Activities
Cash used in financing activities was $16.0 million for the year ended December 31, 2009, mostly due to the payment of dividends on all shares of common and preferred stock then outstanding. Cash provided by financing activities was $97.1 million for the year ended December 31, 2010, primarily due to the receipt of proceeds from our initial public offering in May 2010. Cash provided by financing activities was $36.9 million for the year ended December 31, 2011, primarily due to the receipt of proceeds from our employees' stock option exercises and the related favorable effect of approximately $24.1 million on our future tax liability.
Revolving Credit Facility

In September, 2011, we reduced our outstanding line of credit with the Bank of Montreal from $15 million to $3 million. The $3 million line of credit can only be utilized in the form of Letters of Credit and is secured by a $5 million demand deposit with the Bank of Montreal. The line of credit has an initial term of three years and is renewable annually thereafter. As of December 31, 2011, we had outstanding letters of credit of approximately $2.5 million, which reduced the available line of credit to $0.5 million.

Future Capital Needs
We intend to fund our future growth over the next 12 months with funds generated from operations and our net proceeds from our 2010 initial public offering. Over the longer term, we expect that cash flows from operations, supplemented by short-term and long-term financing, as necessary, will be adequate to fund our day-to-day operations and capital expenditure requirements. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our accounts receivable, our relative levels of debt and equity, and the overall condition of the credit markets.
Contractual Obligations
The following table presents our obligations and commitments to make future payments under contracts, such as lease agreements, and under contingent commitments as of December 31, 2011:

	Year Ended December 31,
	2012	2013	2014	2015	2016 and Beyond	Total
	(In thousands)
Minimum lease payments	$3,690	$3,047	$3,209	$3,929	$19,182	$33,057
Total	$3,690	$3,047	$3,209	$3,929	$19,182	$33,057
We rent office space and equipment under a series of operating leases, primarily for our Chicago corporate office, shared service centers and India operations. Lease payments are amortized to expense on a straight-line basis over the lease term. As of December 31, 2011, the Chicago corporate office consisted of approximately 50,000 square feet in a multi-story office building.
Pursuant to the master services agreement between us and Ascension Health and our individual agreements with hospitals affiliated with Ascension Health that contract for our services, our fees are subject to adjustment in the event specified performance milestones are not met, which could result in a reduction in future fees payable to us by such hospitals but would not obligate us to refund any payments. These potential reductions in future fees are not reflected in the above table because the amounts cannot be quantified and because, based on our experience to date, we do not anticipate that there will be any permanent reduction in future fees under these provisions. For additional information regarding these contract provisions, see “Related Person Transactions — Transactions With Ascension Health” caption included in our 2012 Proxy Statement.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements.
Recent Accounting Pronouncements
In 2009, the FASB issued ASU No. 09-13, Revenue Recognition — Multiple Deliverable Revenue Arrangements (“ASU 09-13”). ASU 09-13 updates the existing multiple-element revenue arrangements guidance currently included in FASB ASC 605-25. The revised guidance provides for two significant changes to the existing multiple element revenue arrangements guidance. The first change relates to the determination of when the individual deliverables included in a multiple element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. Together, these changes are likely to result in earlier recognition of revenue and related costs for multiple-element arrangements than under the previous guidance. This guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised multiple element revenue arrangements guidance will be effective for the first annual reporting period beginning on or after June 15, 2010, however, early adoption is permitted, provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We adopted this ASU as of January 1, 2011. The adoption did not have a significant impact on our condensed consolidated financial statements.
In 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, and ASU no. 2011-12, Deferral of the Effective Date for Amendment to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity will be eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. These ASUs are effective for interim annual reporting periods beginning after December 15, 2011 and retrospective application will be required.

These ASUs will change our financial statement presentation of comprehensive income but will not impact net income, financial position, or cash flows.
In 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other: Testing Goodwill for Impairment, which intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The ASU also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The ASU is effective for the Company beginning with its first 2012 interim period, with early adoption permitted. We do not expect this adoption to have an impact on the consolidated financial statements.
Item 7A. Qualitative and Quantitative Disclosures about Market Risk
Interest Rate Sensitivity.  Our interest income is primarily generated from interest earned on operating cash accounts. Our exposure to market risks related to interest expense is limited to outstanding letters of credit under our revolving line of credit, which bear interest at the greater of the bank-established prime commercial rate, a LIBOR plus 1% rate, or a rate that combines the characteristics of both. We do not enter into interest rate swaps, caps or collars or other hedging instruments.
Foreign Currency Exchange Risk.  Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee because a portion of our operating expenses are incurred by our subsidiary in India and are denominated in Indian rupees. However, we do not generate any revenues outside of the United States. For the years ended December 31, 2009, 2010, and 2011, 0.6%, 1.6%, and 1.5% respectively, of our expenses were denominated in Indian rupees. As a result, we believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial.
Item 8. Financial Statements and Supplementary Data
The financial statements required by this Item are located beginning on page F-1 of this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2011. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Assessment of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our Chief Executive and Chief Financial Officers and effected by our board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

•	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive and Chief Financial Officers, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011. In conducting this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), in Internal Control-Integrated Framework.

Based upon this evaluation and those criteria, management believes that, as of December 31, 2011, Accretive Health's internal control over financial reporting was effective.

Ernst and Young LLP, our independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2011. This report appears below.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of Accretive Health, Inc.

We have audited Accretive Health, Inc.'s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Accretive Health, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Accretive Health, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Accretive Health, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011 of Accretive Health, Inc. and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Chicago, Illinois
February 29, 2012

Item 9B. Other Information
None
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item with respect to our directors and executive officers will be contained in our 2012 Proxy Statement under the caption “Information About Our Directors, Officers and 5% Stockholders” and is incorporated in this report by reference.
The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance will be contained in our 2012 Proxy Statement under the caption “Section 16(A) Beneficial Ownership Reporting Compliance” and is incorporated in this report by reference.
The information required by this item with respect to corporate governance matters will be contained in our 2012 Proxy Statement under the caption “Corporate Governance” and is incorporated in this report by reference.
Code of Ethics
We have adopted a code of business conduct and ethics that applies to our directors and officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) as well as our employees. Copies of our code of conduct are available without charge upon written request directed to Corporate Secretary, Accretive Health, Inc., 401 N. Michigan Avenue, Suite 2700, Chicago, Illinois 60611.

Item 11.	Executive Compensation
Information required to be furnished by Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K regarding executive compensation will be included in our 2012 Proxy Statement, and is herein incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item with regard to security ownership of certain beneficial owners and management will be contained in our 2012 Proxy Statement under the caption “Information About Our Directors, Officers and 5% Stockholders -Security Ownership of Certain Beneficial Owners and Management” and is incorporated in this report by reference.
The information required by this item with regard to securities authorized for issuance under equity compensation plans will be contained in our 2012 Proxy Statement under the caption ‘‘Executive Compensation — Securities Authorized for Issuance under our Equity Compensation Plans” and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in our 2012 Proxy Statement under the captions “Related-Party Transactions” and “Corporate Governance” and is incorporated in this report by reference

Item 14.	Principal Accountant Fees and Services
The information required by this item will be contained in our 2012 Proxy Statement under the caption ‘‘Ratification of the Selection of Independent Registered Public Accounting Firm” and is incorporated in this report by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
a) The following documents are filed as a part of this report:
(1) Financial Statements
The financial statements and notes thereto annexed to this report beginning on page F-1.

(2) Financial Statement Schedules
Schedule of Valuation and Qualifying Accounts Disclosure
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
ACCRETIVE HEALTH, INC.

December 31, 2011

Column A	Column B	Column C		Column D	Column E
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
	(In thousands)
Allowance for Doubtful Accounts
Year Ended December 31, 2011	$1,582	$1,881	$—	$(272)	$3,191
Year Ended December 31, 2010	$82	$1,500	$—	$—	$1,582
Year Ended December 31, 2009	$82	$—	$—	$—	$82
Deferred Tax Valuation Allowance
Year Ended December 31, 2011	$157	$17			$174
Year Ended December 31, 2010	$139	$—	$18	$—	$157
Year Ended December 31, 2009	$3,629	$—	$—	$(3,490)	$139
All other supplemental schedules are omitted because of the absence of conditions under which they are required.
(3) Exhibits

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
4.1		Specimen Certificate evidencing shares of Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
10.1	*	Amended and Restated Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
10.2	*
Form of Acknowledgement of Grant, used to evidence option grants under the Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed on September 29, 2009)

10.3	*	Restricted Stock Plan, as amended (incorporated by reference to Exhibit 10.3 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
10.4	*	Form of Restricted Stock Award Agreement under the Restricted Stock Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed on September 29, 2009)

Exhibit
Number		Description

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

10.8	+
Amended and Restated Master Services Agreement, dated as of December 13, 2007, between the Registrant and Ascension Health (incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)

10.2	*
Employment Agreement, dated as of January 2004, between the Registrant and Mary A. Tolan, as amended (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 filed on September 29, 2009)

10.2	*
Employment Agreement, dated as of June 17, 2005, between the Registrant and John T. Staton, as amended (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 filed on September 29, 2009)

10.2	*
Offer Letter, dated December 9, 2003, between the Registrant and Gregory N. Kazarian, as amended (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed on September 29, 2009)

10.2	*
Form of Indemnification Agreement, entered into between the Registrant and each director and executive officer (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 19, 2009)

10.2	+
Credit Agreement, dated as of September 30, 2009, between the Registrant and Bank of Montreal (incorporated by reference to Exhibit 10.21 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)

10.2	+
Security Agreement, dated as of September 30, 2009, among the Registrant, Bank of Montreal and specified subsidiaries of the Registrant (incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)

10.2	*	2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
10.2	*
Form of Incentive Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)

10.3	*
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
ACCRETIVE HEALTH, INC.

By:	/s/ Mary A. Tolan
Mary A. Tolan Founder, President and Chief Executive Officer

By:	/s/ John T. Staton
John T. Staton
Chief Financial Officer and Treasurer

Date: February 29, 2012
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mary A. Tolan	Director, Founder, President and Chief Executive Officer (Principal Executive Officer)
Mary A. Tolan		February 29, 2012

/s/ John T. Staton	Chief Financial Officer and Treasurer (Principal Financial Officer)
John T. Staton		February 29, 2012

/s/ James M. Bolotin
James M. Bolotin	Corporate Controller (Principal Accounting Officer)	February 29, 2012

/s/ J. Michael Cline
J. Michael Cline	Founder and Chairman of the Board	February 29, 2012

/s/ Edgar M. Bronfman, Jr.
Edgar M. Bronfman, Jr.	Director	February 29, 2012

/s/ Steven N. Kaplan
Steven N. Kaplan	Director	February 29, 2012

/s/ Stanley N. Logan
Stanley N. Logan	Director	February 29, 2012

/s/ Denis J. Nayden
Denis J. Nayden	Director	February 29, 2012

/s/ Arthur H. Spiegel, III
Arthur H. Spiegel, III	Director	February 29, 2012

/s/ Mark A. Wolfson
Mark A. Wolfson	Director	February 29, 2012

Accretive Health, Inc.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of Accretive Health, Inc.:

We have audited the accompanying consolidated balance sheets of Accretive Health, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011.  Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accretive Health, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Accretive Health, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Chicago, Illinois
February 29, 2012

Accretive Health, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2010	2011
Assets
Current assets:
Cash and cash equivalents	$155,573	$196,725
Accounts receivable, net of allowance for doubtful accounts of $1,582 and $3,191 at December 31, 2010 and 2011, respectively	53,894	94,105
Prepaid taxes	11,436	6,026
Prepaid assets	1,900	4,004
Due from related party	1,283	1,294
Other current assets	1,659	3,432
Total current assets	225,745	305,586
Deferred income taxes	11,405	17,878
Furniture and equipment, net	21,698	25,073
Restricted cash	—	5,000
Goodwill	1,468	1,468
Other, net	2,303	9,187
Total assets	$262,619	$364,192
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$30,073	$15,210
Accrued service costs	38,649	48,889
Accrued compensation and benefits	13,331	15,763
Deferred income taxes	6,016	3,738
Accrued income taxes	—	153
Other accrued expenses	6,062	6,979
Deferred revenue	21,857	24,137
Total current liabilities	115,988	114,869
Non-current liabilities:
Deferred revenue	—	7,055
Other non-current liabilities	3,912	4,179
Total non-current liabilities	3,912	11,234
Total liabilities	$119,900	$126,103
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized and no shares issued or outstanding at December 31, 2010 and December 31, 2011	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 94,826,509 shares issued and outstanding at December 31, 2010; 98,701,161 shares issued and 98,686,357 shares outstanding at December 31, 2011.	948	987
Additional paid-in capital	159,780	227,188
Non-executive employee loans for stock option exercises	(41)	—
Retained earnings (Accumulated deficit)	(17,834)	11,330
Cumulative translation adjustment	(134)	(1,037)
Treasury stock (14,804 shares of common stock held in treasury)	—	(379)
Total stockholders’ equity	142,719	238,089
Total liabilities and stockholders’ equity	$262,619	$364,192
See accompanying notes to consolidated financial statements

Accretive Health, Inc.
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2009	2010	2011
Net services revenue	$510,192	$606,294	$826,276
Costs of services	410,711	478,276	630,449
Operating margin	99,481	128,018	195,827
Other operating expenses:
Infused management and technology	51,763	64,029	85,529
Selling, general and administrative	30,153	41,671	62,243
Total operating expenses	81,916	105,700	147,772
Income from operations	17,565	22,318	48,055
Net interest income (expense)	(9)	29	22
Net income before provision for income taxes	17,556	22,347	48,077
Provision for income taxes	2,966	9,729	18,913
Net income	$14,590	$12,618	$29,164
Dividends on preferred shares	(8,044)	—	—
Net income applicable to common stockholders	$6,546	$12,618	$29,164
Net income per common share
Basic	$0.17	$0.18	$0.30
Diluted	0.15	0.13	0.29
Weighted-average shares used in calculating net income per common share
Basic	36,725,194	70,732,791	96,964,661
Diluted	43,955,167	94,206,677	101,151,273
Cash dividends declared per common share	$0.18	$—	$—

See accompanying notes to consolidated financial statements

Accretive Health, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Convertible		Convertible											Non-Executive	Retained
	Preferred Stock		Preferred Stock		Series B		Series C						Additional	Loans	Earnings	Cumulative
	Series A		Series D		Common Stock		Common Stock		Common Stock		Treasury Stock		Paid-In	For Stock Option	(Accumulated	Translation		Comprehensive
	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Capital ($)	Exercises ($)	Deficit) ($)	Adjustment ($)	Total ($)	Income ($)
Balance at December 31, 2008	32,317	—	1,267,224	13	31,992,535	82	4,985,189	13	—	—	—	—	38,401	(263)	(30,101)	(222)	7,923	1,011
Exercise of vested stock options	—	—	—	—	—	—	116,620	—	—	—	—	—	209	—	—	—	209
Vesting of previously exercised options	—	—	—	—	—	—	161,210	—	—	—	—	—	215	—	—	—	215
Issuance of class B common stock	—	—	—	—	164,397	—	—	—	—	—	—	—	—	—	—	—	—
Repayments of amounts loaned to employees related to stock option exercises, net	—	—	—	—	—	—	—	—	—	—	—	—	—	143	—	—	143
Share repurchases	—	—	—	—	—	—	(5,292)	—	—	—	—	—	(13)	—	—	—	(13)
Issuance of stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	4,509	—	—	—	4,509
Compensation expense related to stock options	—	—	—	—	—	—	—	—	—	—	—	—	6,917	—	—	—	6,917
Excess tax benefit from equity-based awards	—	—	—	—	—	—	—	—	—	—	—	—	1,539	—	—	—	1,539
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	188	188	188
Dividends declared	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(14,941)	—	(14,941)	—
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	14,590	—	14,590	14,590
Balance at December 31, 2009	32,317	—	1,267,224	13	32,156,932	82	5,257,727	13	—	—	—	—	51,777	(120)	(30,452)	(34)	21,279	14,778

See accompanying notes to consolidated financial statements

Accretive Health, Inc.
Consolidated Statements of Stockholders’ Equity - (Continued)
(In thousands, except share amounts)

	Convertible		Convertible											Non-Executive	Retained
	Preferred Stock		Preferred Stock		Series B		Series C						Additional	Loans	Earnings	Cumulative
	Series A		Series D		Common Stock		Common Stock		Common Stock		Treasury Stock		Paid-In	For Stock Option	(Accumulated	Translation		Comprehensive
	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Capital ($)	Exercises ($)	Deficit) ($)	Adjustment ($)	Total ($)	Income ($)
Balance at December 31, 2009	32,317	—	1,267,224	13	32,156,932	82	5,257,727	13	—	—	—	—	51,777	(120)	(30,452)	(34)	21,279	14,778
Issuance of Class B common stock	—	—	—	—	29,926	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of vested stock options	—	—	—	—	—	—	33,320	—	517,375	5	—	—	1,248	—	—	—	1,253
Vesting of previously exercised options	—	—	—	—	—	—	81,830	—	23,806	—	—	—	169	—	—	—	169
Conversion to common stock	(32,317)	—	(1,267,224)	(13)	(32,186,858)	(82)	(5,372,877)	(13)	81,356,333	814	—	—	(706)	—	—	—	—
Issuance of shares in the initial public offering	—	—	—	—	—	—	—	—	7,666,667	77	—	—	86,403	—	—	—	86,480
Liquidation preference payment	—	—	—	—	—	—	—	—	1,265,012	13	—	—	(879)	—	—	—	(866)
IPO costs	—	—	—	—	—	—	—	—	115,000	1	—	—	(5,664)	—	—	—	(5,663)
Repayments of amounts loaned to employees related to stock option exercises	—	—	—	—	—	—	—	—	—	—	—	—	—	79	—	—	79
Exercise of stock warrants	—	—	—	—	—	—	—	—	3,882,316	38	—	—	896	—	—	—	934
Compensation expense related to stock options	—	—	—	—	—	—	—	—	—	—	—	—	16,549	—	—	—	16,549
Excess tax benefit from equity-based awards	—	—	—	—	—	—	—	—	—	—	—	—	9,987	—	—	—	9,987
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(100)	(100)	(100)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	12,618	—	12,618	12,618
Balance at December 31, 2010	—	—	—	—	—	—	—	—	94,826,509	948	—	—	159,780	(41)	(17,834)	(134)	142,719	12,518
See accompanying notes to consolidated financial statements

Accretive Health, Inc.
Consolidated Statements of Stockholders’ Equity - (Continued)
(In thousands, except share amounts)

	Convertible		Convertible											Non-Executive	Retained
	Preferred Stock		Preferred Stock		Series B		Series C						Additional	Loans	Earnings	Cumulative
	Series A		Series D		Common Stock		Common Stock		Common Stock		Treasury Stock		Paid-In	For Stock Option	(Accumulated	Translation			Comprehensive
	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Capital ($)	Exercises ($)	Deficit) ($)	Adjustment ($)	Total ($)		Income ($)
Balance at December 31, 2010	—	—	—	—	—	—	—	—	94,826,509	948	—	—	159,780	(41)	(17,834)	(134)	142,719	12,518	12,518
Exercise of vested stock options	—	—	—	—	—	—	—	—	3,668,257	37	—	—	18,111	—	—	—	18,148
Grant of restricted stock	—	—	—	—	—	—	—	—	239,254	2	—	—	—	—	—	—	2
Forfeiture of restricted stock	—	—	—	—	—	—	—	—	(32,859)	—	—	—	—	—	—	—	—
Repayments of amounts loaned to employees related to stock option exercises, net	—	—	—	—	—	—	—	—	—	—	—	—	—	41	—	—	41
Compensation expense related to stock options	—	—	—	—	—	—	—	—	—	—	—	—	25,196	—	—	—	25,196
Excess tax benefit from equity-based awards	—	—	—	—	—	—	—	—	—	—	—	—	24,101	—	—	—	24,101
Treasury stock purchases for employee's tax withholding	—	—	—	—	—	—	—	—	—	—	(14,804)	(379)	—	—	—	—	(379)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(903)	(903)		(903)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	29,164	—	29,164		29,164
Balance at December 31, 2011	—	—	—	—	—	—	—	—	98,701,161	987	(14,804)	(379)	227,188	—	11,330	(1,037)	238,089		28,261

See accompanying notes to consolidated financial statements

Accretive Health, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
Operating activities	2009	2010	2011
Net income	$14,590	$12,618	$29,164
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	3,921	6,157	8,312
Employee stock based compensation	6,917	16,549	25,196
Expense associated with the issuance of stock warrants	4,509	—	—
Deferred income taxes	(3,552)	(3,736)	(8,751)
Excess tax benefit from equity-based awards	(1,539)	(11,910)	(24,101)
Changes in operating assets and liabilities:
Accounts receivable	(7,313)	(26,374)	(40,221)
Prepaid taxes	(2,206)	3,939	29,543
Prepaid and other assets	528	(1,379)	(11,255)
Accounts payable	(6,113)	18,093	(14,818)
Accrued service costs	4,195	10,907	10,240
Accrued compensation and benefits	2,960	1,210	2,445
Other accrued expenses	(253)	3,517	1,038
Accrued income taxes	(1,168)	(41)	153
Deferred rent expense	—	3,199	126
Deferred revenue	(377)	(753)	9,335
Net cash provided by operating activities	15,099	31,996	16,406
Investing activities
Purchases of furniture and equipment	(3,514)	(9,670)	(7,749)
Acquisition of software	(4,348)	(5,355)	(5,609)
Collection (issuance) of note receivable	618	(1,844)	1,706
Net cash used in investing activities	(7,244)	(16,869)	(11,652)
Financing activities
Proceeds from initial public offering, net of issuance costs	—	83,756	—
Liquidation preference payment	—	(866)	—
Proceeds from issuance of common stock from warrant exercises	—	934	—
Proceeds from issuance of common stock from stock option exercises	214	1,253	18,148
Collection of non-executive employees' notes receivable	143	79	41
Excess tax benefit from equity-based awards	1,539	11,910	24,101
Deferred offering costs	(2,939)	—	—
Payment of dividends	(14,941)	—	—
Restricted cash	—	—	(5,000)
Other, net	(13)	—	(379)
Net cash provided by (used in) financing activities	(15,997)	97,066	36,911
Effect of exchange rate changes in cash	145	(279)	(513)
Net increase (decrease) in cash and cash equivalents	(7,997)	111,914	41,152
Cash and cash equivalents at beginning of period	51,656	43,659	155,573
Cash and cash equivalents at end of period	$43,659	$155,573	$196,725
Supplemental disclosures of cash flow information
Taxes paid	8,254	9,460	1,683
Supplemental disclosures of noncash financing transactions
Vesting of previously exercised stock options	215	169	—

See accompanying notes to consolidated financial statements

Accretive Health, Inc.
Notes to Consolidated Financial Statements

1. Description of Business

Accretive Health, Inc. ("the Company") is a leading provider of services that help healthcare providers generate sustainable improvements in their operating margins and healthcare quality while also improving patient, physician and staff satisfaction. The Company enables these improvements by helping customers increase the portion of the maximum potential revenue received while reducing total costs.

The Company's revenue cycle management service offering helps U.S. healthcare providers to more efficiently manage their revenue cycles, which encompass patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections. Accretive Health's physician advisory services offering assists hospitals navigate the path to compliant revenue by appropriately classifying a hospital visit as an in-patient or observation case for billing purposes. The Company's quality and total cost of care service offering enables healthcare providers to effectively manage the health of a defined patient population, which the Company believes is a future direction of the manner in which healthcare services will be delivered in the United States.

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
The Company records net services revenue in accordance with the provisions of Staff Accounting Bulletin - Topic 13, Revenue Recognition. As a result, the Company only records revenue once there is persuasive evidence of an arrangement, services have been rendered, the amount of revenue has become fixed or determinable and collectibility is reasonably assured.
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

Accretive Health, Inc.
Notes to Consolidated Financial Statements

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
The revenue for the physician advisory services is recognized once each consultation has been completed and is recorded by the Company on a per-case basis.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company's outstanding letters of credit are secured by a $5 million demand deposit with the Bank of Montreal. The $5 million demand deposit is presented as "restricted cash" in the Company's consolidated balance sheet.
Accounts Receivable and Allowance for Doubtful Accounts
Base fees and incentive payments are billed to customers quarterly. Base fees received prior to when services are delivered are classified as deferred revenue.
The Company assesses its customers’ creditworthiness as a part of its customer acceptance process. The Company maintains an estimated allowance for doubtful accounts to reduce its gross accounts receivable to the amount that it believes will be collected. This allowance is based on the Company’s historical experience, its assessment of each customer’s ability to pay, the length of time a balance has been outstanding and the status of any ongoing operations with each applicable customer.
The Company performs quarterly reviews and analyses of each customer’s outstanding balance and assesses, on an account-by-account basis, whether the allowance for doubtful accounts needs to be adjusted based on currently available evidence such as historical collection experience, current economic trends, past due status and changes in customer payment terms. The Company considers a receivable to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the agreement. In accordance with the Company’s policy, if collection efforts have been pursued and all avenues for collections exhausted, accounts receivable would be written off as uncollectible.
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

Accretive Health, Inc.
Notes to Consolidated Financial Statements

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

•
Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

•	Level 3: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
The Company’s financial assets which are required to be measured at fair value on a recurring basis consist of cash equivalents, which are invested in highly liquid money market funds and accordingly classified as level 1 assets in the fair value hierarchy.
Furniture and Equipment
Furniture and equipment are stated at cost, less accumulated depreciation determined on the straight-line method over the estimated useful lives of the assets as follows:

Leasehold improvements	Shorter of 10 years and lease term
Office furniture	5 years
Capitalized software	3 to 5 years
Computers and other equipment	3 years
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
Goodwill
Goodwill represents the excess purchase price over the net assets acquired for a business that the Company acquired in May 2006. In accordance with ASC 350, Intangibles — Goodwill and Other, goodwill is not subject to amortization but is subject to impairment testing at least annually. The Company’s annual impairment assessment date is the first day of the fourth quarter. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the Company's reporting unit exceeds the carrying amount, the goodwill of the reporting unit is considered not impaired. There was no goodwill impairment during the years ended December 31, 2009, 2010 and 2011.
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
The Company recognizes the financial statement effects of a tax position only when it is more likely than not that the position will be sustained upon examination. Tax positions taken or expected to be taken that are not recognized under the pronouncement are recorded as liabilities. Interest and penalties relating to income taxes are included in the income tax provision in the statements of consolidated operations.
Share-Based Compensation
Share-based compensation expense results from awards of restricted common stock and grants of stock options and warrants to employees, directors, outside consultants, customers, vendors and others. The Company recognizes the costs associated with option and warrant grants using the fair value recognition provisions of ASC 718, Compensation — Stock Compensation. Generally, ASC 718 requires the value of all share-based payments to be recognized in the statement of operations based on their estimated fair value at date of grant amortized over the grant’s vesting period. The Company uses the straight-line method to amortize compensation costs over the grants’ respective vesting periods. The Company does not currently have a plan to use its treasury shares, so all option exercises result in the issuance of new shares.
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

New Accounting Standards and Disclosures
In 2009, the FASB issued ASU No. 09-13, Revenue Recognition — Multiple Deliverable Revenue Arrangements (“ASU 09-13”). ASU 09-13 updates the existing multiple-element revenue arrangements guidance currently included in ASC 605-25. The revised guidance provides for two significant changes to the existing multiple element revenue arrangements guidance. The first change relates to the determination of when the individual deliverables included in a multiple element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. Together, these changes are likely to result in earlier recognition of revenue and related costs for multiple-element arrangements than under the previous guidance. This guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised multiple element revenue arrangements guidance will be effective for the first annual reporting period beginning on or after June 15, 2010, however, early adoption is permitted, provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company adopted this ASU as of January 1, 2011. The adoption did not have a significant impact on the Company’s consolidated financial statements.

Accretive Health, Inc.
Notes to Consolidated Financial Statements

In 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, and ASU No. 2011-12, Deferral of the Effective Date for Amendment to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity will be eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. These ASUs are effective for interim annual reporting periods beginning after December 15, 2011 and retrospective application will be required. These ASUs will change the Company's financial statement presentation of comprehensive income but will not impact net income, financial position, or cash flows.
In 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other: Testing Goodwill for Impairment, which intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The ASU also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The ASU is effective for the Company beginning with its first 2012 interim period, with early adoption permitted. The Company does not expect this ASU, when adopted, to have an impact on the consolidated financial statements.
3. Net Services Revenue
The Company’s net services revenue consisted of the following for each of the three years ending December 31 (in thousands):

	2009	2010	2011
Net base fees for managed service contracts	$434,281	$518,243	$671,930
Incentive payments for managed service contracts	64,033	74,663	114,455
Other services	11,878	13,388	39,891
Total	$510,192	$606,294	$826,276
4. Accounts Receivable and Allowance for Doubtful Accounts
Activity in the allowance for doubtful accounts was as follows for the three years ending December 31 (in thousands):

	2009	2010	2011
Beginning balance	$82	$82	$1,582
Provision	—	1,500	1,881
Write-offs and adjustments	—	—	(272)
Ending balance	$82	$1,582	$3,191

5. Cash and Cash Equivalents
As of December 31, 2010 and 2011 the Company's cash equivalents consist of highly liquid money market funds and are accordingly classified as Level 1 assets in the fair value hierarchy. The Company does not have any financial liabilities that are required to be measured at fair value on a recurring basis. The following table summarizes assets that are measured at fair value and are categorized using the fair value hierarchy (in thousands):

	December 31,
	2010	2011
Cash	$30,686	$3,709
Level 1 assets
Money market funds with maturities of less than 90 days	124,887	193,016
Total	$155,573	$196,725

Accretive Health, Inc.
Notes to Consolidated Financial Statements

6. Infused Management and Technology Expenses
Infused management and technology expenses consist primarily of the wages, bonuses, benefits, share-based compensation, travel and other costs associated with deploying the Company’s employees on customer sites to guide and manage customers’ revenue cycle operations or quality and total cost of care operations. The employees that the Company deploys on customer sites typically have significant experience in revenue cycle operations, technology, quality control or other management disciplines. The other significant portion of these expenses is an allocation of the costs associated with maintaining, improving and deploying the Company’s integrated proprietary technology suite and an allocation of the amortization relating to the capitalized software development costs.

7. Segments and Concentrations
All of the Company’s significant operations are organized around the single business of providing end-to-end management services of revenue cycle operations for U.S.-based hospitals and other medical providers. For purposes of disclosure under ASC 280, Segment Reporting, the Company has only one reporting segment. All of the Company’s net services revenue and trade accounts receivable are derived from healthcare providers domiciled in the United States.
While managed independently and governed by separate contracts, several of the Company’s customers are affiliated with a single healthcare system, Ascension Health. Pursuant to the Company’s master services agreement with Ascension Health, the Company provides services to Ascension Health’s affiliated hospitals that execute separate contracts with the Company. The Company’s aggregate net services revenue from these hospitals accounted for 60.3%, 50.7% and 40.8% of the Company’s total net services revenue during the years ended December 31, 2009, 2010 and 2011, respectively. The Company had $22.1 million and $33.5 million of accounts receivable from hospitals affiliated with Ascension Health as of December 31, 2010 and 2011, respectively.
Henry Ford Health System, which is not affiliated with Ascension Health, with which the Company entered into a managed service contract in 2009, accounted for 9.2%, 11.3%, and 7.7% of the Company’s total net services revenue in the years ended December 31, 2009, 2010 and 2011, respectively. Furthermore, Fairview Health Services, which is not affiliated with Ascension Health, with which the Company entered into a managed service contract in 2010, accounted for 10.7% and 12.2% of the Company’s total net services revenue for the years ended December 31, 2010 and 2011. No other non-Ascension Health customer accounted for more than 10% of the Company’s total net services revenue in any of the years presented in the consolidated statement of operations.

8. Furniture and Equipment
Furniture and equipment consist of the following (in thousands):

	December 31,
	2010	2011
Construction in progress	$464	$62
Capitalized software	20,270	27,661
Computer equipment	5,750	8,561
Leasehold improvements	6,376	7,593
Other equipment	1,017	1,107
Office furniture	2,163	2,520
	36,040	47,504
Less accumulated depreciation and amortization	(14,342)	(22,431)
Total	$21,698	$25,073
Net furniture and equipment located in India accounted for approximately 6.9% and 7.0% of total net assets at December 31, 2010 and 2011, respectively.
The Company recorded $3.9 million, $6.1 million and $8.3 million of depreciation and amortization expense related to its furniture, equipment and capitalized software for the years ended December 31, 2009, 2010, and 2011, respectively.

Accretive Health, Inc.
Notes to Consolidated Financial Statements

9. Stockholders' Equity
Preferred Stock
In conjunction with its initial public offering in May 2010, the Company restated its certificate of incorporation and authorized 5,000,000 shares of preferred stock with a par value $0.01. The preferred stock may be issued from time to time in one or more series, each of which may have distinctive designations as determined by the Company’s board of directors prior to the issuance of the preferred shares. Each series of preferred stock may have no, limited, or full voting powers and other special rights, conversion features, redemption features, dividend participation criteria, qualifications, limitations, and restrictions as stated and expressed in board resolutions providing for the issuance of such series of preferred stock. As of December 31, 2010 and 2011, the Company does not have any shares of preferred stock outstanding.
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

In March 2011, the Company completed a public offering in which 7,475,000 shares of common stock were sold by certain selling stockholders at an offering price of $23.50 per share. The Company did not sell any securities nor did it receive any of the proceeds from the sale of the shares. The offering generated gross proceeds to the selling stockholders of $175.7 million, or $167.8 million net of underwriting discounts. The Company incurred approximately $1.0 million of expenses relating to this offering, which is included in selling, general and administrative expenses in the consolidated statements of income.
Dividends
During the year ended December 31, 2009, the Company paid a cash dividend in the aggregate amount of $14.9 million, or $0.18 per common equivalent share, to holders of record as of September 1, 2009 of the Company’s common stock and preferred stock.
Warrants
Supplemental Warrants
Effective in October 2004, the Company entered into a Supplemental Warrant Agreement with Ascension Health, its founding customer, which provided for the right to purchase up to 3,537,306 shares of Series B common stock based upon the achievement of specified milestones relating to the customer’s sales and marketing assistance. In May and September 2007, the Company and Ascension Health agreed to amend and restate the Supplemental Warrant Agreement to reduce the number of shares covered by the warrant to 1,749,064 and to extend the period of time covered by the Supplemental Warrant Agreement. The measurement date for each purchase right earned under the warrant was the date when the founding customer’s performance was complete, which was the date that the Company entered into a managed service contract with a customer for which the founding customer provided marketing assistance. The purchase price of the shares is equal to the most recent per share price of the Company’s Series B common stock in a capital raising transaction or, if there has not been a capital raising transaction within the preceding six months, the exercise price of the Company’s most recently granted employee stock options.
During March 2009, the founding customer earned the right to purchase 437,264 shares of Series B common stock under the Amended Supplemental Warrant Agreement. The warrants have an exercise price of $13.02 per share. The Company recorded $2.8 million as marketing expenses during the year ended December 31, 2009 in conjunction with the issuance of this warrant.

Accretive Health, Inc.
Notes to Consolidated Financial Statements

The Company’s founding customer was issued 615,649 shares of common stock as a result of cashless exercise of outstanding supplemental warrants during the year ended December 31, 2010. The supplemental warrant with respect to 437,264 shares of common stock issued in March 2009, expired on the date of the Company’s initial public offering.
No warrants were earned during the year ended December 31, 2010; no supplemental warrants were outstanding as of December 31, 2010 and no additional warrant rights may be earned in the future.
Protection Warrants
Effective November 2004, the Company entered into a Protection Warrant Agreement with Ascension Health whereby the Company granted the customer anti-dilution rights by entering into an agreement whereby Ascension Health is granted warrants to purchase the Company’s Series B common stock from time to time at an exercise price of $0.003 per share when the customer’s original ownership percentage declines as a result of the Company offering more common share equivalents.
In the year ended December 31, 2009, warrants to purchase 136,372 shares of Series B common stock were earned under the Protection Warrant. None were earned in 2010 or 2011. As a result of these grants, revenue recorded was reduced by $1.7 million during the year ended December 31, 2009.
During the year ended December 31, 2009, Ascension Health purchased 164,396 shares of the Company’s Series B common stock for $0.003 per share, pursuant to the Protection Warrant Agreement. As of December 31, 2010, there were no protection warrants outstanding and no additional warrant rights may be earned under this Agreement in the future.
Consulting Warrant
In January 2005, the Company granted a consulting firm and its principal a warrant to purchase 3,266,668 shares of the Company’s Series C common stock for $0.29 per share, representing 5.0% of the Company’s equity at that time in exchange for exclusive rights to certain revenue cycle methodologies, tools, technology, benchmarking information and other intellectual property. In December 2010, the consulting firm and its principal exercised the warrant in full to purchase 3,266,668 shares of the Company’s common stock for $0.29 per share. As of December 31, 2010, the consulting warrant was no longer outstanding and no additional warrant rights may be earned under this agreement.
The Company used the Black-Scholes option pricing model to determine the estimated fair value of all of the above warrants at the date granted. The significant assumptions used in the model were:

	Year Ended December 31,
	2009	2010	2011
Future dividends	—	—	—
Risk-free interest rate	2.91%	—	—
Expected volatility	50%	—	—
Expected life	5.6 years	—	—
Share Based Compensation

The Company maintains a 2006 Amended and Restated Stock Option Plan, as amended (the “2006 Plan”). In April 2010, the Company adopted a new 2010 Stock Incentive Plan (the “2010 Plan”), which became effective immediately prior to the closing of the initial public offering. The Company will not make any further grants under the 2006 Plan, and the 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards (RSA) and other stock-based awards. As of December 31, 2011, the Company had an aggregate of 15,521,829 shares subject to outstanding options and RSAs under both plans, and 4,566,765 shares were available for grant under the 2010 plan. However, to the extent that previously granted awards under the 2006 Plan or 2010 Plan expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company, the number of shares available for future awards will increase, up to a maximum of 24,374,756 shares.
Under the terms of both plans, all awards will expire if they are not exercised within ten years after the grant date. Substantially all of the options vest over four years at a rate of 25% per year on each grant date anniversary. Options granted under the 2006 plan could be exercised immediately upon grant, but upon exercise the shares issued are subject to the same vesting and repurchase provisions that applied before the exercise. Options granted under the 2010 plan cannot be exercised prior to vesting.

Accretive Health, Inc.
Notes to Consolidated Financial Statements

The Company uses the Black-Scholes option pricing model to determine the estimated fair value of each option as of its grant date. These inputs are subjective and generally require significant analysis and judgment to develop. The following table sets forth the significant assumptions used in the Black-Scholes model and the calculation of stock-based compensation cost during 2009, 2010 and 2011:

	Year Ended December 31,
	2009	2010	2011
Future dividends	—	—	—
Risk-free interest rate	1.6% to 3.2%	1.6% to 2.6%	1.2% to 2.7%
Expected volatility	50%	50%	50%
Expected life	6.25 years	6.25 years	6.25 years
Forfeitures	4.25% annually	4.25% annually	4.25% annually
As a newly public company, it is not practicable for the Company to estimate the expected volatility of the share price based on its limited public trading history. Therefore, the Company’s management estimated the expected volatility of the share price by reviewing the historical volatility of the common stock of public companies that operate in similar industries or are similar in terms of stage of development or size and then projecting this information toward its future expected volatility. Judgment was used in selecting these companies, as well as in evaluating the available historical and implied volatility for these companies.
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
Total share-based compensation cost recognized for the years ended December 31, 2009, 2010, and 2011 was $6.9 million, $16.5 million and $25.2 million, respectively, with related income tax benefits of approximately $2.8 million, $6.6 million and $10.1 million, respectively. As of December 31, 2011 there was $81.7 million of total, unrecognized share-based compensation cost related to stock options and RSAs granted under the plans, which the Company expects to recognize over a weighted-average period of 2.9 years.

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Stock Options
The following table sets forth a summary of option activity under the plans for the years ended December 31, 2009, 2010, and 2011:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2009	8,159,519	$3.77	7.9	$85,342
Granted	2,757,720	13.37
Exercised — vested	(116,620)	1.80
Exercised — non-vested	(4,900)	0.80
Cancelled	(136,220)	1.33
Forfeited	(457,405)	9.50
Outstanding at December 31, 2009	10,202,094	$6.16	7.5	$86,074
Granted	6,763,529	14.06
Exercised — vested	(550,695)	2.28
Cancelled	(107,904)	10.93
Forfeited	(557,620)	11.76
Outstanding at December 31, 2010	15,749,404	$9.45	7.5	$107,120
Granted	4,438,261	26.19
Exercised — vested	(3,668,257)	4.95
Cancelled	(32,927)	12.79
Forfeited	(1,123,732)	14.87
Outstanding at December 31, 2011	15,362,749	$14.96	7.6	$138,632
Outstanding, vested and exercisable at December 31, 2011	5,809,883	$7.74	5.9	$88,728
The weighted-average grant date fair value of options granted in the years ended December 31, 2009, 2010, and 2011 was $6.77, $7.19 and $13.10 per share, respectively. The total intrinsic value of the options exercised in the years ended December 31, 2009, 2010, and 2011 was $1.4 million, $6.6 million, and $71.6 million, respectively. The total fair value of options vested in the years ended December 31, 2009, 2010, and 2011 was $5.4 million, $8.0 million and $19.2 million, respectively.
Restricted Stock Awards

In the third quarter of 2011, the Company began to grant restricted stock awards to its employees; no such awards were granted in the years ended December 31, 2009 and 2010. A summary of the restricted stock activity during the year ended December 31, 2011 is shown below:

	Shares	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2011	—	$—
Granted	239,254	26.34
Vested	(47,315)	27.20
Forfeited	(32,859)	27.20
Outstanding and Unvested at December 31, 2011	159,080	$25.90	9.7
The total fair value of RSAs vested in year ended December 31, 2011 was $1.2 million. The Company's restricted stock award agreements allow employees to surrender to the Company shares of stock upon vesting of their RSAs in lieu of their payment of the required personal employment-related taxes. The Company does not withhold taxes in excess of minimum required statutory requirements. During the year ended December 31, 2011 employees surrendered to the Company 14,804 shares of stock which the Company recorded at a cost of approximately $0.4 million. As of December 31, 2011 the Company holds 14,804 shares of its common stock in treasury.

Accretive Health, Inc.
Notes to Consolidated Financial Statements

10. 401(k) Retirement Plan
The Company maintains a 401(k) retirement plan that is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. In general, all employees are eligible to participate. The 401(k) plan includes a salary deferral arrangement pursuant to which participants may elect to reduce their current compensation by up to the statutorily prescribed limit, equal to $16,500 in 2011, and have the amount of the reduction contributed to the 401(k) plan. The Company currently matches employee contributions up to 50% of the first 3% of base compensation that a participant contributes to the plan. In 2009, 2010 and 2011, employees who were Directors, Vice President, or higher levels were excluded from the matching contribution feature of the plan. For the years ended December 31, 2009, 2010, and 2011, total Company contributions to the plan were $0.2 million, $0.3 million, and $0.4 million, respectively.

11. Operating Leases
The Company rents office space and equipment under operating leases, primarily for its Chicago corporate office, shared service centers and India operations. The Company’s leases contain various rent holidays and rent escalation clauses and entitlements for tenant improvement allowances. Lease payments are amortized to expense on a straight-line basis over the lease term. As of December 31, 2011, the Chicago corporate office consisted of approximately 50,000 square feet in a multi-story office building under a lease expiring as to certain portions of the space in 2014 and other portions in 2020. In 2010, the Company substantially expanded its Chicago corporate headquarters. As a result of the build-out of additional space, the Company was entitled to approximately $2.5 million of tenant improvement allowance from the landlord. The payments from the landlord are included in Other Non-Current Liabilities in the consolidated balance sheet as of December 31, 2011 and are amortized on a straight-line basis over the duration of the lease. Approximately $0.9 million of the tenant allowance was recorded as a note receivable as the amount would not be available to the Company until 2013. In addition, the Company has a right of first offer to lease an additional 11,100 square feet of space on another floor in the same building. The Company also leases approximately 72,800 square feet of office space in another building in Chicago for a period of 11 years that houses the Company's Chicago shared services center.
Total rent expense was $1.5 million, $2.0 million and $3.0 million for the years ended December 31, 2009, 2010, and 2011, respectively.
At December 31, 2011, the aggregate minimum lease commitments under all noncancelable operating leases are as follows (in thousands):

2012	$3,690
2013	3,047
2014	3,209
2015	3,929
2016 and Beyond	19,182
Total	$33,057

Accretive Health, Inc.
Notes to Consolidated Financial Statements

12. Income Taxes
For the years ended December 31, 2009, 2010, and 2011, the Company’s current and deferred income tax expense attributable to income from continuing operations are as follows (in thousands):

	Current	Deferred	Total
Year ended December 31, 2009
U.S. federal	$4,377	$(3,206)	$1,171
State and local	2,095	(339)	1,756
Foreign	137	(98)	39
	$6,609	$(3,643)	$2,966
Year ended December 31, 2010
U.S. federal	$10,454	$(3,340)	$7,114
State and local	2,881	(283)	2,598
Foreign	157	(140)	17
	$13,492	$(3,763)	$9,729
Year ended December 31, 2011
U.S. federal	$23,759	$(7,917)	$15,842
State and local	3,689	(831)	2,858
Foreign	216	(3)	213
	$27,664	$(8,751)	$18,913
Reconciliation of the difference between the actual tax rate and the U.S. federal income tax rate is as follows:

	2009	2010	2011
Federal statutory tax rate	35%	35%	35%
Increase (reduction) in income tax rate resulting from:
State and local income taxes, net of federal benefits	6	9	5
Change in the valuation allowance	(23)	—	—
India tax holiday	(2)	(2)	(1)
Meals and entertainment and other permanent differences	1	1	1
Alternative minimum tax	—	(1)	—
Anti-dilution warrants issued to customers	—	—	—
Other, net	—	2	(1)
Actual tax rate	17%	44%	39%

Accretive Health, Inc.
Notes to Consolidated Financial Statements

The following table sets forth the Company’s net deferred tax assets (liabilities) as of December 31, 2010 and 2011 (in thousands):

	2010	2011
Deferred tax assets:
Alternative minimum tax credit carryover	$113	$—
Accrued bonus	—	2,402
Net operating loss carryforwards	152	176
Employee stock compensation	10,111	15,477
Stock warrants	268	207
Bad debt	579	1,249
Research and development credit	101	288
Minimum alternative tax	238	242
Charitable contributions	—	134
Other	—	71
Total gross deferred tax assets	11,562	20,246
Less valuation allowance	(157)	(174)
Net deferred tax assets	11,405	20,072
Deferred tax liabilities:
Deferred revenue	(2,388)	(49)
Fixed assets and intangibles	(3,628)	(5,883)
Total deferred tax liabilities	(6,016)	(5,932)
Net deferred tax asset	$5,389	$14,140
During the year ended December 31, 2009 the Company reduced the valuation allowance recorded against the Company’s net deferred tax assets due to a change in the estimate of the future realization of the net deferred tax assets. The reduction resulted in a tax benefit of $3.5 million.
At December 31, 2011, the Company has cumulative state net operating carryforwards of approximately $0.2 million which are available to offset future state taxable income in future periods through 2027.
The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiary that arose in 2011 because the Company considers these earnings to be indefinitely reinvested outside of the United States. As of December 31, 2009, 2010, and 2011, the undistributed earnings of this subsidiary were $0.7 million, $1.3 million, and $1.8 million respectively.
The 2009, 2010 and 2011 current tax provision includes $0.1 million, $0.2 million, and $0.2 million, respectively, for income taxes arising from the pre-tax income of the Company’s India subsidiaries. The tax provisions are net of the impact of a tax holiday in India. The Company’s benefits from this tax holiday were approximately $0.3 million, $0.4 million, and $0.5 million for the years ended December 31, 2009, 2010, and 2011, respectively. The majority of these benefits are set to decrease after the year ending December 31, 2014 and gradually expire after the year ending December 31, 2018.
The Company’s uncertain tax positions as of December 31, 2011, totaled $0.8 million. The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

Unrecognized tax benefits as of December 31, 2009	$305
Increases in positions taken in a current period	325
Increases (decreases) in positions taken in prior period	—
Unrecognized tax benefits as of December 31, 2010	$630
Increases in positions taken in a current period	190
Increases (decreases) in positions taken in prior period	—
Decreases due to lapse of statute of limitations	(10)
Unrecognized tax benefits as of December 31, 2011	$810

Accretive Health, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2011, approximately $0.7 million of the total gross unrecognized tax benefits represented the amount that, if recognized, would result in a reduction of the effective income tax rate in future periods.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. U.S. federal income tax returns for 2007 through 2010 are currently open for examination. State jurisdictions vary for open tax years. The statute of limitations for most states ranges from 3 to 6 years. The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company recorded adjustments to interest and potential penalties related to these unrecognized tax benefits during 2011, and in total, as of December 31, 2011, the Company has recorded a liability for interest and potential penalties of $0.1 million. The Company anticipates changes to the reserves within the next 12 months to be related only to interest.

13. Legal Proceedings

From time to time, the Company has been and may again become involved in legal or regulatory proceedings arising in the ordinary course of the Company's business. The Company is not presently a party to any material litigation or regulatory proceeding and is not aware of any pending or threatened litigation or regulatory proceeding against the Company which, individually or in the aggregate, could have a material adverse effect on the business, operating results, financial condition or cash flows.

On January 19, 2012, the State of Minnesota, by its Attorney General, filed a complaint against the Company in the United States District Court for the District of Minnesota alleging violations of federal and Minnesota state health privacy laws and regulations, Minnesota debt collection laws and Minnesota consumer protection laws resulting from, among other things, the theft in Minnesota in July 2011 of an employee's laptop that contained protected health information. The Company is cooperating with the Attorney General in an attempt to resolve this matter.
14. Earnings Per Common Share
Earnings per share (“EPS”) is calculated in accordance with ASC 260, Earnings Per Share. The guidance in ASC 260 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Under the two-class method, earnings are allocated between common stock and participating securities. The accounting guidance also states that the presentation of basic and diluted earnings per share is required only for each class of common stock and not for participating securities. Prior to the initial public offering in 2010, the Company’s Series B and Series C common stock had equal participation rights and therefore the Company has presented earnings per common share for Series B and Series C common stock as one class.
Net income per common share and weighted-average shares used in calculating net income per common share have been restated for all historical periods to reflect a 3.92-for-one stock split effective on May 3, 2010.
The Company’s Series A and Series D convertible preferred stock automatically converted to shares of common stock in connection with the Company’s initial public offering. Additionally, the unvested share-based payment awards that contained non-forfeitable rights to dividends were immaterial as of December 31, 2010 and December 31, 2011. Accordingly, for periods ended after the initial public offering, the two-class computation method is no longer applicable.

Accretive Health, Inc.
Notes to Consolidated Financial Statements

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31, 2011
	2009	2010	2011
Net income as reported	$14,590	$12,618	$29,164
Less: Distributed earnings available to participating securities	8,174	—	—
Less: Undistributed earnings available to participating securities	—	—	—
Numerator for basic earnings per share - Undistributed and distributed earnings available to common shareholders	6,416	12,618	29,164
Add: Undistributed earnings allocated to participating securities	—	—	—
Less: Undistributed earnings reallocated to participating securities	—	—	—
Numerator for diluted earnings per share - Undistributed and distributed earnings available to common shareholders	$6,416	$12,618	29,164
Denominator for basic earnings per share - Weighted-average common shares	36,725,194	70,732,791	96,964,661
Effect of dilutive securities	7,229,973	23,473,886	4,186,612
Denominator for diluted earnings per share - Weighted-average common shares adjusted for dilutive securities	43,955,167	94,206,677	101,151,273
Earnings per share:
Basic net income per share	$0.17	$0.18	$0.30
Diluted net income per share	0.15	0.13	0.29
Because of their anti-dilutive effect, 47,338,312, 9,176,289 and 2,731,075 common share equivalents, comprised of convertible preferred shares, unvested restricted stock, and stock options and warrants, have been excluded from the diluted earnings per share calculation for the years ended December 31, 2009, 2010, and 2011, respectively.

15. Revolving Credit Facility and Other Commitments

In September, 2011 the Company reduced its outstanding line of credit with the Bank of Montreal from $15 million to $3 million. The $3 million line of credit can only be utilized by the Company in the form of Letters of Credit and is secured by a $5 million demand deposit with the Bank of Montreal. Any amounts outstanding under the line of credit accrue interest at the greater of the bank-established prime commercial rate, a LIBOR plus 1% rate, or a rate that combines the characteristics of both. The line of credit has an initial term of three years and is renewable annually thereafter. As of December 31, 2011, the Company had outstanding letters of credit of approximately $2.5 million, which reduced the available line of credit to $0.5 million.
From time to time the Company makes commitments regarding its performance under certain portions of its managed service contracts. In the event that the Company does not meet any of these performance requirements, it may incur expenses to remedy the performance issue. The Company reviews its compliance with its contractual performance commitments on a quarterly basis. As of December 31, 2011, the Company met all of its performance commitments and, as a result, did not incur any liabilities for potential obligations.

16. Due from Related Party

Pursuant to the acquisition of a business in May 2006, the sellers, a majority of which are now employees of the Company, are obligated to indemnify the Company for federal and state income taxes related to periods up to and including the date of the acquisition. The net amount due to the Company related to this indemnity was $1.3 million as of December 31, 2010 and 2011 and is presented as due from related party in the consolidated balance sheets.

Accretive Health, Inc.
Notes to Consolidated Financial Statements

17. Quarterly Financial Information (Unaudited)
Unaudited summarized financial data by quarter for the years ended December 31, 2010 and 2011 is as follows:

	Quarter Ended
	Mar. 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010	Mar. 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011
		(In thousands, except share and per share data)
Net services revenue	$125,937	$151,905	$158,424	$170,029	$163,714	$183,587	$218,893	$260,082
Operating margin	23,648	33,891	32,152	38,327	34,173	47,057	48,995	65,602
Income from operations	1,172	7,434	4,481	9,232	401	13,229	12,228	22,197
Net income	$314	$3,919	$2,858	$5,528	$160	$8,553	$7,270	$13,181
Net income per common share
Basic	$—	$0.06	$0.03	$0.06	$—	$0.09	$0.07	$0.13
Diluted	—	0.04	0.03	0.06	—	0.08	0.07	0.13

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
4.1		Specimen Certificate evidencing shares of Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
10.1	*	Amended and Restated Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
10.2	*
Form of Acknowledgment of Grant, used to evidence option grants under the Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed on September 29, 2009)

10.3	*	Restricted Stock Plan, as amended (incorporated by reference to Exhibit 10.3 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
10.4	*	Form of Restricted Stock Award Agreement under the Restricted Stock Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed on September 29, 2009)
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

10.8	+
Amended and Restated Master Services Agreement, dated as of December 13, 2007, between the Registrant and Ascension Health (incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)

10.17	*
Employment Agreement, dated as of January 2004, between the Registrant and Mary A. Tolan, as amended (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 filed on September 29, 2009)

10.18	*
Employment Agreement, dated as of June 17, 2005, between the Registrant and John T. Staton, as amended (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 filed on September 29, 2009)

10.19	*
Offer Letter, dated December 9, 2003, between the Registrant and Gregory N. Kazarian, as amended (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed on September 29, 2009)

10.20	*
Form of Indemnification Agreement, entered into between the Registrant and each director and executive officer (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 19, 2009)

10.21	+
Credit Agreement, dated as of September 30, 2009, between the Registrant and Bank of Montreal (incorporated by reference to Exhibit 10.21 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)

10.22	+
Security Agreement, dated as of September 30, 2009, among the Registrant, Bank of Montreal and specified subsidiaries of the Registrant (incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)

10.23	*	2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
10.24	*
Form of Incentive Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)

10.25	*
Form of Nonstatutory Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)

Exhibit
Number	Description

21.10	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
23.10	Consent of Ernst & Young LLP
31.10	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.20	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.10	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.20	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

+	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.