Form 10-K/A
period 2011-12-31
Accretive Health, Inc.
filed 2012-03-29
CIK 1472595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-34746

Accretive Health, Inc.

(Exact name of registrant as specified in its charter)

Delaware	02-0698101
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 North Michigan Avenue Suite 2700 Chicago, Illinois	60611
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(312) 324-7820

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as originally filed with the Securities and Exchange Commission on February 29, 2012 (the “Original Filing”), is to:

(1) include the following xBRL (Extensible Business Reporting Language) information in Exhibit 101 that was excluded from the Original Filing, as provided for under Rule 405 of the Securities and Exchange Commission’s Regulation S-T: (i) our consolidated balance sheets, (ii) our consolidated statements of income, (iii) our consolidated statements of stockholders’ equity, (iv) our consolidated statements of cash flows, and (v) the notes to our consolidated financial statements. Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections;

(2) revise the audit report included in our Original Filing for certain typographical errors, which were inadvertently included in the Original Filing;

(3) file Exhibits 10.26 and 10.27, which offer letters were inadvertently omitted from the Original Filing; and

(4) file Exhibit 23.1 “Consent of Independent Registered Public Accounting Firm” as required by the Securities Exchange Act of 1934, as amended.

No changes have been made to the Original Filing other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Filing or modify or update in any way disclosures made in the Original Filing.

ACCRETIVE HEALTH, INC.

TABLE OF CONTENTS

		Page

	PART I

Item 1.	Business	4
Item 1A.	Risk Factors	23
Item 1B.	Unresolved Staff Comments	33
Item 2.	Properties	33
Item 3.	Legal Proceedings	33
Item 4.	Mine Safety Disclosures	33

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	34
Item 6.	Selected Consolidated Financial Data	37
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 8.	Financial Statements and Supplementary Data	56
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	56
Item 9A.	Controls and Procedures	56
Item 9B.	Other Information	59

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	59
Item 11.	Executive Compensation	59
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	59
Item 13.	Certain Relationships and Related Transactions, and Director Independence	59
Item 14.	Principal Accountant Fees and Services	59

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	60
SIGNATURES		62
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

Our integrated revenue cycle management service offering helps U.S. healthcare providers to more efficiently manage their revenue cycles, which encompass patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections. Grounded in sophisticated analytics, our revenue cycle offering spans our customers’ entire revenue cycle, which helps set us apart from competing service providers that address only partial solutions or cost reductions. We help our revenue cycle customers increase the portion of the maximum potential patient revenue they receive while simultaneously reducing revenue cycle operating costs. Together these benefits generate significant and sustainable revenue cycle improvements. Our service offerings are adaptable to the evolution of the healthcare regulatory environment, technology standards and market trends, and require no up-front cash investment by our customers. To implement our revenue cycle solution, we assume full responsibility for the management and cost of a customer’s revenue cycle and supplement the customer’s existing staff with seasoned Accretive Health personnel. We collaborate with our customers’ employees with the objective of educating and empowering them so that over time they can deliver improved results using the proprietary technology included in our applications. Once implemented, our technology applications, processes and services are deeply embedded in a hospital’s day-to-day operations. We and our customers share financial gains resulting from our solutions, which directly aligns our objectives and interests with those of our customers. Both we and our customers benefit, on a contractually agreed-upon basis, from revenue increases and cost savings realized by the customers as a result of our services. We believe that, over time, this alignment of interests fosters greater innovation and incentivizes us to improve our customers’ operations.

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

Our physician advisory services offering, or AccretivePAS®, introduced in 2009, assists hospitals in navigating the path to compliant revenue by providing concurrent level of care classification reviews as well as retrospective chart audits utilizing highly skilled physicians. Through use of our secure web-based portal and our proprietary clinical guidelines, we provide our customers with concurrent reviews to support the decision of whether to classify a hospital visit as an in-patient or observation case for billing purposes. This proactive case management increases our customers’ compliance with CMS and commercial payor policies and reduces their exposure to the risk of having to return previously recorded revenue.

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

Our Services

Drawing on a combination of our extensive management expertise, innovative technology and process excellence, we seek to deliver measurable economic value to our customers across our three core service offerings—revenue cycle management, quality and total cost of care and physician advisory services.

Revenue Cycle Management Offering

Our revenue cycle services offering consists of comprehensive, integrated technology and revenue cycle management services, and it is intended to address the full spectrum of revenue cycle operational issues faced by healthcare providers.

We assume full responsibility for the management and cost of the customer’s complete revenue cycle operations in exchange for a base fee and the opportunity to earn incentive fees. To implement our solution, we supplement the customer’s existing revenue cycle management and staff with seasoned Accretive Health revenue cycle leaders, subject matter experts and staff, and connect our proprietary technology and analytical applications to the hospital’s existing technology systems. Our employees that we add to the hospital’s revenue cycle team typically have significant experience in healthcare management, revenue cycle operations, technology, quality control and other management disciplines. In addition to implementing revenue enhancement procedures, we help our customers reduce their revenue cycle costs by implementing improved practices, advanced data management technology and more efficient processes, as well as transferring aspects of their revenue cycle operations to our shared service centers which have lower operating costs. We seek to embed our technology, personnel, know-how and culture within each customer’s revenue cycle activities with the expectation that we will serve as the customer’s on-site operational manager beyond the managed service contract’s initial term, which typically ranges from four to five years.

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

Through the implementation of our operating model, we generally deliver operating margin improvements to our customers through a combination of improvements in collections, which we refer to as net revenue yield; charge capture, which involves ensuring that all charges for medical treatment are included in the associated bill; and revenue cycle cost reductions. Our customers have historically achieved significant net revenue yield improvements within 18 to 24 months of implementing our operating model, with customers subject to mature managed service contracts typically realizing 400 to 600 basis points in yield improvements in the third or fourth contract year. All of a customer’s yield improvements during the period we are providing services are attributed to our solution because we assume full responsibility for the management of the customer’s revenue cycle operations. Our methodology for measuring net revenue yield improvements excludes the impact of external factors such as changes in reimbursement rates from payors, changes in self-pay as a percentage of total payor mix, the expansion of existing services or the addition of new services, volume increases and acquisitions of hospitals or physician practices, which may impact net revenue but are not considered changes to net revenue yield. Improvements in charge capture and collections are typically attributable to reduced payment denials by payors, identification of additional items that can be billed to payors based on the actual procedures performed, identification of insurance for a higher percentage of otherwise uninsured patients, and improved collections of patient balances after insurance. Revenue cycle cost reductions are typically achieved through operating efficiencies, including streamlining work flow, automating processes and centralizing vendor activities. During the assessment phase of the customer relationship, we identify specific areas for improvement in net revenue yield and begin implementation immediately upon execution of a managed service contract. While improvements in net revenue yield generally represent the majority of a customer’s operating margin improvement, we generally are able to deliver additional margin improvement through revenue cycle cost reductions. Specific sources of margin improvement vary among customers. Because our managed service contracts align our interests with those of our customers, we have been able, over time, to improve our margins along with those of our customers.

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

In addition to the above trends, we continue to believe that the federal healthcare reform legislation that was enacted in March 2010 may create new business opportunities for us by increasing the need for services such as those that we provide. For example, reduced reimbursement, conversion to the International Statistical Classification of Diseases, 10th Revision (known as “ICD-10”) may cause some healthcare providers to turn to outsourcing to extract more value from their existing revenue cycles and could generate more interest in our physician advisory as well as quality and total cost of care service offerings.

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

Physician Advisory Services Offering

Introduced in 2009, our physician advisory services offering, or AccretivePAS®, assists hospitals in navigating the path to compliant revenue by providing concurrent level of care classification reviews as well as retrospective chart audits utilizing highly skilled physicians. Through use of our secure web-based portal and our proprietary clinical guidelines, we provide our customers with concurrent reviews to support the decision to classify a hospital visit as an in-patient or observation case for billing purposes. This proactive case management increases our customers’ compliance with CMS and commercial payor policies and reduces their exposure to the risk of having to return previously recorded revenue.

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

We believe that our physician advisory services offering provides our customers a number operational benefits which distinguish our service offering from competitive offerings, such as:

•	Direct physician to physician contact.

•	High measured service levels.

•	Real-time reporting and analytics.

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

Customers

Our Customers

Since our inception, we have worked with some of the largest and most prestigious healthcare systems in the United States, such as Ascension Health, Fairview Health Services, Beaumont Health System, the Henry Ford Health System, the Dartmouth-Hitchcock Medical Center and most recently, Intermountain Healthcare. Our customers typically are multi-hospital systems, including faith-based or community healthcare systems, academic medical centers and independent clinics, and the physician practice groups affiliated with those systems. Our service offerings are best suited for healthcare organizations in which substantial improvements can be realized through the full implementation of our solutions. While Ascension Health is our largest customer, we expect to continue to expand our presence beyond the hospitals we currently service within the Ascension Health’s network. We seek to develop strategic, long-term relationships with our customers and focus on providers that we believe understand the value of our operating model and have demonstrated success in both the provision of healthcare services and the ability to achieve financial and operational results.

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

Sales and Marketing

Our new business opportunities have historically been generated through high-level industry contacts of members of our senior management team and board of directors and positive references from existing customers. As we have grown, we have added senior sales executives to support our revenue cycle and quality and total cost of care offerings, and have adopted a more institutional approach to sales and marketing that relies on systematic relationship building by a team of senior sales executives. Our sales process generally begins by engaging senior executives of the prospective hospital or healthcare system, typically followed by our assessment of the prospect’s existing revenue cycle or quality and total cost of care operations, and a review of the findings.

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

Physician Advisory Services. Our proprietary physician advisory services (“PAS”) tools are designed to assist our customers in submission, tracking, reviewing, auditing and running real time analytics over the full range of our PAS services. The PAS portal environment is established as a highly secure site, and it enables us to receive customer submissions from a number of leading client systems in a fully automated manner. The analytics engine within the PAS web portal provides our customers the ability to improve their compliance and workflow with our real time reporting, dashboards and worklists.

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

We are party to a master services agreement with Ascension Health pursuant to which we provide services to its affiliated hospitals that execute separate managed service contracts with us. Hospitals affiliated with Ascension Health have accounted for a significant portion of our net services revenue each year since our formation. In the years ended December 31, 2009, 2010, and 2011, aggregate revenue from hospitals affiliated with Ascension Health represented 60.3%, 50.7% and 40.8% of our net services revenue in such periods. In some fiscal periods, individual hospitals affiliated with Ascension Health have each accounted for 10% or more of our total net services revenue. For example, in the years ended December 31, 2009 and 2010 revenue from St. John Health (an affiliate of Ascension Health) was equal to 13.0% and 11.1%, respectively, of our total net services revenue. Additionally, Henry Ford Health System, which is not affiliated with Ascension Health and with which we entered into a managed service contract in 2009, accounted for 11.3% of our total net services revenue in the year ended December 31, 2010. St. John Health’s and Henry Ford Health System’s respective revenue in the year ended December 31, 2011 was less than 10% of our total net services revenue due to the expansion of our client base and associated revenues. Furthermore, Fairview Health Services, which is not affiliated with Ascension Health and with which we entered into a managed service contract in 2010, accounted for 10.7% and 12.2% of our total net services revenue in the years ended December 31, 2010 and 2011, respectively.

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

On January 19, 2012, the State of Minnesota, by its Attorney General, filed a complaint against us in the United States District Court for the District of Minnesota alleging violations of federal and Minnesota state health privacy laws and regulations, Minnesota debt collection laws and Minnesota consumer protection laws resulting from, among other things, the theft in Minnesota in July 2011 of an employee’s laptop that contained protected health information. We are cooperating with the Attorney General in an attempt to resolve this matter.

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

The information regarding securities authorized for issuance under the Company’s stock option plans, which were also approved by the Company’s stockholders, is set forth below, as of December 31, 2011:

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Equity Instruments	Weighted-Average Exercise Price of Outstanding Equity Instruments		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
2006 Amended and Restated Stock Option Plan	10,840,893		*	—
2010 Stock Incentive Plan (Options and RSA Outstanding)	4,680,936		*	4,566,765

Total	15,521,829			4,566,765

*	See Note 9 to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for the discussion of our stock options and restricted stock awards.

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

Our physician advisory services offering assists hospitals navigate the path to compliant revenue by providing concurrent level of care classification reviews, as well as retrospective chart audits utilizing highly skilled physicians. This proactive case management increases our customer’s compliance with the Centers for Medicare & Medicaid Services (CMS) and commercial payor policies and reduces their exposure to the risk of having to return previously recorded revenue

Our customers typically are multi-hospital systems, including faith-based or community healthcare systems, academic medical centers and independent ambulatory clinics, and their affiliated physician practice groups.

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

We record revenue in accordance with the provisions of Staff Accounting Bulletin—Topic 13, Revenue Recognition. As a result, we only record revenue once there is persuasive evidence of an arrangement, services have been rendered, the amount of revenue has become fixed or determinable and collectibility is reasonably assured. We recognize base fee revenues on a straight-line basis over the life of the managed service contract. Base fees for contracts which are received in advance of services delivered are classified as deferred revenue in the consolidated balance sheets until services have been provided.

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

Cash and cash equivalents increased by $41.2 million from $155.6 million at December 31, 2010 to $196.7 million at December 31, 2011, primarily as a result of cash flows from operations and proceeds from issuance of common stock as a result of employees’ stock option exercises. Cash and cash equivalents increased by $111.9 million from $43.7 million at December 31, 2009 to $155.6 million at December 31, 2010, primarily as a result of proceeds received from our initial public offering in May 2010 and cash flows from operations.

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

Receivables from customers increased by $26.4 million during the year ended December 31, 2010 primarily due to the increased net services revenues and the timing of customer payments. Receivables from customers increased by $40.2 million during the year ended December 31, 2011, primarily due to the increased net services revenues and the timing of customer payments. Of the total increase, $20.4 million, or 50.7%, are less than 30 days old. The Company’s trade receivables over 180 days old decreased from $10.9 million at December 31, 2010 to $2.7 million at December 31, 2011, net of bad debt reserves. The Company had $22.1 million and $33.5 million of accounts receivable from hospitals affiliated with Ascension Health as of December 31, 2010 and 2011, respectively.

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

Financing Activities

Cash used in financing activities was $16.0 million for the year ended December 31, 2009, mostly due to the payment of dividends on all shares of common and preferred stock then outstanding. Cash provided by financing activities was $97.1 million for the year ended December 31, 2010, primarily due to the receipt of proceeds from our initial public offering in May 2010. Cash provided by financing activities was $36.9 million for the year ended December 31, 2011, primarily due to the receipt of proceeds from our employees’ stock option exercises and the related favorable effect of approximately $24.1 million on our future tax liability.

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

In 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other: Testing Goodwill for Impairment, which intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The ASU also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The ASU is effective for the Company beginning with its first 2012 interim period, with early adoption permitted. We do not expect this adoption to have an impact on the consolidated financial statements.

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

Management’s Assessment of Internal Control Over Financial Reporting

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

Based upon this evaluation and those criteria, management believes that, as of December 31, 2011, Accretive Health’s internal control over financial reporting was effective.

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

We have audited Accretive Health, Inc.’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Accretive Health, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Accretive Health, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Accretive Health, Inc. and our report dated February 29, 2012 expressed an unqualified opinion thereon.

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

The information required by this item with regard to securities authorized for issuance under equity compensation plans will be contained in our 2012 Proxy Statement under the caption “Executive Compensation — Securities Authorized for Issuance under our Equity Compensation Plans” and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our 2012 Proxy Statement under the captions “Related-Party Transactions” and “Corporate Governance” and is incorporated in this report by reference

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in our 2012 Proxy Statement under the caption “Ratification of the Selection of Independent Registered Public Accounting Firm” and is incorporated in this report by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a) The following documents are filed as a part of this report:

(1) Financial Statements

The financial statements and notes thereto annexed to this report beginning on page F-1.

(2) Financial Statement Schedules

Schedule of Valuation and Qualifying Accounts Disclosure

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

ACCRETIVE HEALTH, INC.

December 31, 2011

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In thousands)
Allowance for Doubtful Accounts
Year Ended December 31, 2011	$1,582	$1,881	$—	$(272)	$3,191
Year Ended December 31, 2010	$82	$1,500	$—	$—	$1,582
Year Ended December 31, 2009	$82	$—	$—	$—	$82
Deferred Tax Valuation Allowance
Year Ended December 31, 2011	$157	$17			$174
Year Ended December 31, 2010	$139	$—	$18	$—	$157
Year Ended December 31, 2009	$3,629	$—	$—	$(3,490)	$139

All other supplemental schedules are omitted because of the absence of conditions under which they are required.

(3) Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)

4.1	Specimen Certificate evidencing shares of Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)

10.1 *	Amended and Restated Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)

10.2 *	Form of Acknowledgement of Grant, used to evidence option grants under the Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed on September 29, 2009)

10.3 *	Restricted Stock Plan, as amended (incorporated by reference to Exhibit 10.3 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)

10.4 *	Form of Restricted Stock Award Agreement under the Restricted Stock Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed on September 29, 2009)

Exhibit Number	Description
10.5	Third Amended and Restated Stockholders’ Agreement, dated as of February 22, 2009, among the Registrant and the parties named therein, as amended (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed on March 9, 2011)
10.6	Form of Share Exchange Agreement, entered into in February 2009, with each of Etienne H. Deffarges, Steven N. Kaplan, Gregory N. Kazarian, The Shultz 1989 Family Trust, Spiegel Family LLC and John T. Staton Declaration of Trust (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed on September 29, 2009)
10.7	Lease Agreement, dated as of May 4, 2005, between the Registrant and Zeller Management Corporation, as amended by First Lease Amendment, dated as of January 30, 2007, and Second Lease Amendment, dated as of November 26, 2008 (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed on September 29, 2009)
10.8 +	Amended and Restated Master Services Agreement, dated as of December 13, 2007, between the Registrant and Ascension Health (incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
10.17 *	Employment Agreement, dated as of January 2004, between the Registrant and Mary A. Tolan, as amended (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 filed on September 29, 2009)
10.18 *	Employment Agreement, dated as of June 17, 2005, between the Registrant and John T. Staton, as amended (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 filed on September 29, 2009)
10.19 *	Offer Letter, dated December 9, 2003, between the Registrant and Gregory N. Kazarian, as amended (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed on September 29, 2009)
10.20 *	Form of Indemnification Agreement, entered into between the Registrant and each director and executive officer (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 19, 2009)
10.21 +	Credit Agreement, dated as of September 30, 2009, between the Registrant and Bank of Montreal (incorporated by reference to Exhibit 10.21 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
10.22 +	Security Agreement, dated as of September 30, 2009, among the Registrant, Bank of Montreal and specified subsidiaries of the Registrant (incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
10.23 *	2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
10.24 *	Form of Incentive Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
10.25 *	Form of Nonstatutory Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
10.26 *	Offer Letter, dated July 5, 2011, between the Registrant and Andrew M. Appel
10.27 *	Offer Letter, dated November 16, 2004, between the Registrant and Richard Gillette
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files

*	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.
+	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCRETIVE HEALTH, INC.

By:	/s/ John T. Staton
John T. Staton
Chief Financial Officer and Treasurer

Date: March 29, 2012

Accretive Health, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Accretive Health, Inc.:

We have audited the accompanying consolidated balance sheets of Accretive Health, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Accretive Health, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

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

See accompanying notes to consolidated financial statements

Accretive Health, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Convertible Preferred Stock Series A		Convertible Preferred Stock Series D		Series B Common Stock		Series C Common Stock		Common Stock		Treasury Stock		Addi- tional Paid-In Capital ($)	Non- Executive Loans For Stock Option Exercises ($)	Retained Earnings (Accumu- lated Deficit) ($)	Cumulative Translation Adjustment ($)	Total ($)	Compre- hensive Income ($)
	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)
Balance at December 31, 2008	32,317	—	1,267,224	13	31,992,535	82	4,985,189	13	—	—	—	—	38,401	(263)	(30,101)	(222)	7,923	1,011

Exercise of vested stock options	—	—	—	—	—	—	116,620	—	—	—	—	—	209	—	—	—	209
Vesting of previously exercised options	—	—	—	—	—	—	161,210	—	—	—	—	—	215	—	—	—	215
Issuance of class B common stock	—	—	—	—	164,397	—	—	—	—	—	—	—	—	—	—	—	—
Repayments of amounts loaned to employees related to stock option exercises, net	—	—	—	—	—	—	—	—	—	—	—	—	—	143	—	—	143
Share repurchases	—	—	—	—	—	—	(5,292)	—	—	—	—	—	(13)	—	—	—	(13)
Issuance of stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	4,509	—	—	—	4,509
Compensation expense related to stock options	—	—	—	—	—	—	—	—	—	—	—	—	6,917	—	—	—	6,917
Excess tax benefit from equity-based awards	—	—	—	—	—	—	—	—	—	—	—	—	1,539	—	—	—	1,539
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	188	188	188
Dividends declared	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(14,941)	—	(14,941)	—
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	14,590	—	14,590	14,590

Balance at December 31, 2009	32,317	—	1,267,224	13	32,156,932	82	5,257,727	13	—	—	—	—	51,777	(120)	(30,452)	(34)	21,279	14,778

See accompanying notes to consolidated financial statements

Accretive Health, Inc.

Consolidated Statements of Stockholders’ Equity—(Continued)

(In thousands, except share amounts)

	Convertible Preferred Stock Series A		Convertible Preferred Stock Series D		Series B Common Stock		Series C Common Stock		Common Stock		Treasury Stock		Addit- ional Paid-In Capital ($)	Non- Executive Loans For Stock Option Exercises ($)	Retained Earnings (Accumu- lated Deficit) ($)	Cumulative Translation Adjustment ($)	Total ($)	Compre- hensive Income ($)
	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)
Balance at December 31, 2009	32,317	—	1,267,224	13	32,156,932	82	5,257,727	13	—	—	—	—	51,777	(120)	(30,452)	(34)	21,279	14,778

Issuance of Class B common stock	—	—	—	—	29,926	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of vested stock options	—	—	—	—	—	—	33,320	—	517,375	5	—	—	1,248	—	—	—	1,253
Vesting of previously exercised options	—	—	—	—	—	—	81,830	—	23,806	—	—	—	169	—	—	—	169
Conversion to common stock	(32,317)	—	(1,267,224)	(13)	(32,186,858)	(82)	(5,372,877)	(13)	81,356,333	814	—	—	(706)	—	—	—	—
Issuance of shares in the initial public offering	—	—	—	—	—	—	—	—	7,666,667	77	—	—	86,403	—	—	—	86,480
Liquidation preference payment	—	—	—	—	—	—	—	—	1,265,012	13	—	—	(879)	—	—	—	(866)
IPO costs	—	—	—	—	—	—	—	—	115,000	1	—	—	(5,664)	—	—	—	(5,663)
Repayments of amounts loaned to employees related to stock option exercises	—	—	—	—	—	—	—	—	—	—	—	—	—	79	—	—	79
Exercise of stock warrants	—	—	—	—	—	—	—	—	3,882,316	38	—	—	896	—	—	—	934
Compensation expense related to stock options	—	—	—	—	—	—	—	—	—	—	—	—	16,549	—	—	—	16,549
Excess tax benefit from equity-based awards	—	—	—	—	—	—	—	—	—	—	—	—	9,987	—	—	—	9,987
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(100)	(100)	(100)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	12,618	—	12,618	12,618

Balance at December 31, 2010	—	—	—	—	—	—	—	—	94,826,509	948	—	—	159,780	(41)	(17,834)	(134)	142,719	12,518

See accompanying notes to consolidated financial statements

Accretive Health, Inc.

Consolidated Statements of Stockholders’ Equity—(Continued)

(In thousands, except share amounts)

	Convertible Preferred Stock Series A		Convertible Preferred Stock Series D		Series B Common Stock		Series C Common Stock		Common Stock		Treasury Stock		Additional Paid-In Capital ($)	Non-Executive Loans For Stock Option Exercises ($)	Retained Earnings (Accumulated Deficit) ($)	Cumulative Translation Adjustment ($)	Total ($)	Comprehensive Income ($)
	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)
Balance at December 31, 2010	—	—	—	—	—	—	—	—	94,826,509	948	—	—	159,780	(41)	(17,834)	(134)	142,719	12,518

Exercise of vested stock options	—	—	—	—	—	—	—	—	3,668,257	37	—	—	18,111	—	—	—	18,148
Grant of restricted stock	—	—	—	—	—	—	—	—	239,254	2	—	—	—	—	—	—	2
Forfeiture of restricted stock	—	—	—	—	—	—	—	—	(32,859)	—	—	—	—	—	—	—	—
Repayments of amounts loaned to employees related to stock option exercises, net	—	—	—	—	—	—	—	—	—	—	—	—	—	41	—	—	41
Compensation expense related to stock options	—	—	—	—	—	—	—	—	—	—	—	—	25,196	—	—	—	25,196
Excess tax benefit from equity-based awards	—	—	—	—	—	—	—	—	—	—	—	—	24,101	—	—	—	24,101
Treasury stock purchases for employee’s tax withholding	—	—	—	—	—	—	—	—	—	—	(14,804)	(379)	—	—	—	—	(379)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(903)	(903)	(903)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	29,164	—	29,164	29,164

Balance at December 31, 2011	—	—	—	—	—	—	—	—	98,701,161	987	(14,804)	(379)	227,188	—	11,330	(1,037)	238,089	28,261

See accompanying notes to consolidated financial statements

Accretive Health, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2009	2010	2011
Operating activities
Net income	$14,590	$12,618	$29,164
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	3,921	6,157	8,312
Employee stock based compensation	6,917	16,549	25,196
Expense associated with the issuance of stock warrants	4,509	—	—
Deferred income taxes	(3,552)	(3,736)	(8,751)
Excess tax benefit from equity-based awards	(1,539)	(11,910)	(24,101)
Changes in operating assets and liabilities:
Accounts receivable	(7,313)	(26,374)	(40,221)
Prepaid taxes	(2,206)	3,939	29,543
Prepaid and other assets	528	(1,379)	(11,255)
Accounts payable	(6,113)	18,093	(14,818)
Accrued service costs	4,195	10,907	10,240
Accrued compensation and benefits	2,960	1,210	2,445
Other accrued expenses	(253)	3,517	1,038
Accrued income taxes	(1,168)	(41)	153
Deferred rent expense	—	3,199	126
Deferred revenue	(377)	(753)	9,335

Net cash provided by operating activities	15,099	31,996	16,406

Investing activities
Purchases of furniture and equipment	(3,514)	(9,670)	(7,749)
Acquisition of software	(4,348)	(5,355)	(5,609)
Collection (issuance) of note receivable	618	(1,844)	1,706

Net cash used in investing activities	(7,244)	(16,869)	(11,652)

Financing activities
Proceeds from initial public offering, net of issuance costs	—	83,756	—
Liquidation preference payment	—	(866)	—
Proceeds from issuance of common stock from warrant exercises	—	934	—
Proceeds from issuance of common stock from stock option exercises	214	1,253	18,148
Collection of non-executive employees’ notes receivable	143	79	41
Excess tax benefit from equity-based awards	1,539	11,910	24,101
Deferred offering costs	(2,939)	—	—
Payment of dividends	(14,941)	—	—
Restricted cash	—	—	(5,000)
Other, net	(13)	—	(379)

Net cash provided by (used in) financing activities	(15,997)	97,066	36,911

Effect of exchange rate changes in cash	145	(279)	(513)

Net increase (decrease) in cash and cash equivalents	(7,997)	111,914	41,152
Cash and cash equivalents at beginning of period	51,656	43,659	155,573

Cash and cash equivalents at end of period	$43,659	$155,573	$196,725

Supplemental disclosures of cash flow information
Taxes paid	8,254	9,460	1,683
Supplemental disclosures of noncash financing transactions
Vesting of previously exercised stock options	215	169	—

See accompanying notes to consolidated financial statements

Accretive Health, Inc.

Notes to Consolidated Financial Statements

1.	Description of Business

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

The Company’s revenue cycle management service offering helps U.S. healthcare providers to more efficiently manage their revenue cycles, which encompass patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections. Accretive Health’s physician advisory services offering assists hospitals navigate the path to compliant revenue by appropriately classifying a hospital visit as an in-patient or observation case for billing purposes. The Company’s quality and total cost of care service offering enables healthcare providers to effectively manage the health of a defined patient population, which the Company believes is a future direction of the manner in which healthcare services will be delivered in the United States.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s outstanding letters of credit are secured by a $5 million demand deposit with the Bank of Montreal. The $5 million demand deposit is presented as “restricted cash” in the Company’s consolidated balance sheet.

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

Goodwill

Goodwill represents the excess purchase price over the net assets acquired for a business that the Company acquired in May 2006. In accordance with ASC 350, Intangibles — Goodwill and Other, goodwill is not subject to amortization but is subject to impairment testing at least annually. The Company’s annual impairment assessment date is the first day of the fourth quarter. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the Company’s reporting unit exceeds the carrying amount, the goodwill of the reporting unit is considered not impaired. There was no goodwill impairment during the years ended December 31, 2009, 2010 and 2011.

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

Accretive Health, Inc.

Notes to Consolidated Financial Statements

In 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, and ASU No. 2011-12, Deferral of the Effective Date for Amendment to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity will be eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. These ASUs are effective for interim annual reporting periods beginning after December 15, 2011 and retrospective application will be required. These ASUs will change the Company’s financial statement presentation of comprehensive income but will not impact net income, financial position, or cash flows.

In 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other: Testing Goodwill for Impairment, which intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The ASU also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The ASU is effective for the Company beginning with its first 2012 interim period, with early adoption permitted. The Company does not expect this ASU, when adopted, to have an impact on the consolidated financial statements.

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

As of December 31, 2010 and 2011 the Company’s cash equivalents consist of highly liquid money market funds and are accordingly classified as Level 1 assets in the fair value hierarchy. The Company does not have any financial liabilities that are required to be measured at fair value on a recurring basis. The following table summarizes assets that are measured at fair value and are categorized using the fair value hierarchy (in thousands):

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

Restricted Stock Awards

In the third quarter of 2011, the Company began to grant restricted stock awards to its employees; no such awards were granted in the years ended December 31, 2009 and 2010. A summary of the restricted stock activity during the year ended December 31, 2011 is shown below:

	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2011	—	$—
Granted	239,254	26.34
Vested	(47,315)	27.20
Forfeited	(32,859)	27.20

Outstanding and Unvested at December 31, 2011	159,080	$25.90	9.7

The total fair value of RSAs vested in year ended December 31, 2011 was $1.2 million. The Company’s restricted stock award agreements allow employees to surrender to the Company shares of stock upon vesting of their RSAs in lieu of their payment of the required personal employment-related taxes. The Company does not withhold taxes in excess of minimum required statutory requirements. During the year ended December 31, 2011 employees surrendered to the Company 14,804 shares of stock which the Company recorded at a cost of approximately $0.4 million. As of December 31, 2011 the Company holds 14,804 shares of its common stock in treasury.

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

The Company rents office space and equipment under operating leases, primarily for its Chicago corporate office, shared service centers and India operations. The Company’s leases contain various rent holidays and rent escalation clauses and entitlements for tenant improvement allowances. Lease payments are amortized to expense on a straight-line basis over the lease term. As of December 31, 2011, the Chicago corporate office consisted of approximately 50,000 square feet in a multi-story office building under a lease expiring as to certain portions of the space in 2014 and other portions in 2020. In 2010, the Company substantially expanded its Chicago corporate headquarters. As a result of the build-out of additional space, the Company was entitled to approximately $2.5 million of tenant improvement allowance from the landlord. The payments from the landlord are included in Other Non-Current Liabilities in the consolidated balance sheet as of December 31, 2011 and are amortized on a straight-line basis over the duration of the lease. Approximately $0.9 million of the tenant allowance was recorded as a note receivable as the amount would not be available to the Company until 2013. In addition, the Company has a right of first offer to lease an additional 11,100 square feet of space on another floor in the same building. The Company also leases approximately 72,800 square feet of office space in another building in Chicago for a period of 11 years that houses the Company’s Chicago shared services center.

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. U.S. federal income tax returns for 2007 through 2010 are currently open for examination. State jurisdictions vary for open tax years. The statute of limitations for most states ranges from 3 to 6 years. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company recorded adjustments to interest and potential penalties related to these unrecognized tax benefits during 2011, and in total, as of December 31, 2011, the Company has recorded a liability for interest and potential penalties of $0.1 million. The Company anticipates changes to the reserves within the next 12 months to be related only to interest.

13.	Legal Proceedings

From time to time, the Company has been and may again become involved in legal or regulatory proceedings arising in the ordinary course of the Company’s business. The Company is not presently a party to any material litigation or regulatory proceeding and is not aware of any pending or threatened litigation or regulatory proceeding against the Company which, individually or in the aggregate, could have a material adverse effect on the business, operating results, financial condition or cash flows.

On January 19, 2012, the State of Minnesota, by its Attorney General, filed a complaint against the Company in the United States District Court for the District of Minnesota alleging violations of federal and Minnesota state health privacy laws and regulations, Minnesota debt collection laws and Minnesota consumer protection laws resulting from, among other things, the theft in Minnesota in July 2011 of an employee’s laptop that contained protected health information. The Company is cooperating with the Attorney General in an attempt to resolve this matter.

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

Accretive Health, Inc.

Notes to Consolidated Financial Statements

17.	Quarterly Financial Information (Unaudited)

Unaudited summarized financial data by quarter for the years ended December 31, 2010 and 2011 is as follows:

	Quarter Ended
	Mar. 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010	Mar. 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011
		(In thousands, except share and per share data)
Net services revenue	$125,937	$151,905	$158,424	$170,029	$163,714	$183,587	$218,893	$260,082
Operating margin	23,648	33,891	32,152	38,327	34,173	47,057	48,995	65,602
Income from operations	1,172	7,434	4,481	9,232	401	13,229	12,228	22,197
Net income	$314	$3,919	$2,858	$5,528	$160	$8,553	$7,270	$13,181
Net income per common share
Basic	$—	$0.06	$0.03	$0.06	$—	$0.09	$0.07	$0.13
Diluted	—	0.04	0.03	0.06	—	0.08	0.07	0.13

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
4.1	Specimen Certificate evidencing shares of Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
10.1 *	Amended and Restated Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
10.2 *	Form of Acknowledgment of Grant, used to evidence option grants under the Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed on September 29, 2009)
10.3 *	Restricted Stock Plan, as amended (incorporated by reference to Exhibit 10.3 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
10.4 *	Form of Restricted Stock Award Agreement under the Restricted Stock Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed on September 29, 2009)
10.5	Third Amended and Restated Stockholders’ Agreement, dated as of February 22, 2009, among the Registrant and the parties named therein, as amended (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed on March 9, 2011)
10.6	Form of Share Exchange Agreement, entered into in February 2009, with each of Etienne H. Deffarges, Steven N. Kaplan, Gregory N. Kazarian, The Shultz 1989 Family Trust, Spiegel Family LLC and John T. Staton Declaration of Trust (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed on September 29, 2009)
10.7	Lease Agreement, dated as of May 4, 2005, between the Registrant and Zeller Management Corporation, as amended by First Lease Amendment, dated as of January 30, 2007, and Second Lease Amendment, dated as of November 26, 2008 (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed on September 29, 2009)
10.8 +	Amended and Restated Master Services Agreement, dated as of December 13, 2007, between the Registrant and Ascension Health (incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
10.17 *	Employment Agreement, dated as of January 2004, between the Registrant and Mary A. Tolan, as amended (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 filed on September 29, 2009)
10.18 *	Employment Agreement, dated as of June 17, 2005, between the Registrant and John T. Staton, as amended (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 filed on September 29, 2009)
10.19 *	Offer Letter, dated December 9, 2003, between the Registrant and Gregory N. Kazarian, as amended (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed on September 29, 2009)
10.20 *	Form of Indemnification Agreement, entered into between the Registrant and each director and executive officer (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 19, 2009)
10.21 +	Credit Agreement, dated as of September 30, 2009, between the Registrant and Bank of Montreal (incorporated by reference to Exhibit 10.21 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
10.22 +	Security Agreement, dated as of September 30, 2009, among the Registrant, Bank of Montreal and specified subsidiaries of the Registrant (incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
10.23 *	2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
10.24 *	Form of Incentive Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
10.25 *	Form of Nonstatutory Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)

Exhibit Number	Description
10.26 *	Offer Letter, dated July 5, 2011, between the Registrant and Andrew M. Appel
10.27 *	Offer Letter, dated November 16, 2004, between the Registrant and Richard Gillette
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Amendment No. 4 to the Registration Statement on Form S-1 filed on April 26, 2010)
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files

*	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.
+	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.