Form 10-Q
period 2012-03-31
Accretive Health, Inc.
filed 2012-05-09
CIK 1472595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares Outstanding as of:	May 1, 2012
Common Stock, $0.01 par value	99,353,716

Accretive Health, Inc.

FORM 10-Q

For the period ended March 31, 2012

Part I.	Financial Information	2
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets — As of March 31, 2012 (unaudited) and December 31, 2011	2
	Condensed Consolidated Statements of Comprehensive Income (unaudited) — For the Three Months ended March 31, 2012 and 2011	3
	Condensed Consolidated Statements of Cash Flows (unaudited) — For the Three Months ended March 31, 2012 and 2011	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

Part II.	Other Information	22
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	35
Signatures		36
EXHIBIT INDEX
EX 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
EX 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
EX 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Document

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Accretive Health, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$214,474	$196,725
Accounts receivable, net of allowance for doubtful accounts of $3,561 and $3,191 at March 31, 2012 and December 31, 2011, respectively	111,164	94,105
Prepaid taxes	6,758	6,026
Prepaid assets	5,321	4,004
Due from related party	1,297	1,294
Other current assets	3,908	3,432
Total current assets	342,922	305,586
Deferred income taxes	20,082	17,878
Furniture and equipment, net	27,264	25,073
Restricted cash	5,000	5,000
Goodwill	1,468	1,468
Other, net	11,679	9,187
Total assets	$408,415	$364,192
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,356	$15,210
Accrued service costs	67,909	48,889
Accrued compensation and benefits	3,581	15,763
Deferred income taxes	3,738	3,738
Other accrued expenses	8,949	6,979
Accrued income taxes	200	153
Deferred revenue	31,909	24,137
Total current liabilities	139,642	114,869
Non-current liabilities:
Deferred revenue	9,072	7,055
Other non-current liabilities	4,311	4,179
Total non-current liabilities	13,383	11,234
Total liabilities	$153,025	$126,103
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 99,321,136 shares issued and 99,306,332 shares outstanding at March 31, 2012; 98,701,161 shares issued and 98,686,357 shares outstanding at December 31, 2011	993	987
Additional paid-in capital	242,912	227,188
Retained earnings	12,823	11,330
Cumulative translation adjustment	(959)	(1,037)
Treasury stock (14,804 shares of common stock held in treasury)	(379)	(379)
Total stockholders' equity	255,390	238,089
Total liabilities and stockholders’ equity	$408,415	$364,192
See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(In thousands, except share and per share amounts)
Net services revenue	$253,742	$163,714
Costs of services	209,033	129,541
Operating margin	44,709	34,173
Other operating expenses:
Infused management and technology	25,077	19,532
Selling, general and administrative	17,288	14,240
Total operating expenses	42,365	33,772
Income from operations	2,344	401
Interest income, net	1	9
Net income before provision for income taxes	2,345	410
Provision for income taxes	852	250
Net income	$1,493	$160
Net income per common share
Basic	$0.02	$0.00
Diluted	0.01	0.00
Weighted average shares used in calculating net income per common share
Basic	98,923,908	95,162,411
Diluted	102,582,322	99,178,443

Comprehensive income	$1,571	$105

See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Operating activities:
Net income	$1,493	$160
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	2,456	1,997
Employee stock based compensation	8,079	5,976
Deferred income taxes	(2,204)	—
Excess tax benefits from equity-based awards	(3,186)	(4,994)
Changes in operating assets and liabilities:
Accounts receivable	(17,057)	(39,803)
Prepaid taxes	2,481	26
Prepaid and other assets	(4,455)	(1,135)
Accounts payable	8,138	(2,947)
Accrued service costs	19,020	3,101
Accrued compensation and benefits	(12,186)	(8,313)
Other accrued expenses	1,943	929
Accrued income taxes	47	—
Other liabilities	122	177
Deferred revenue	9,789	(484)
Net cash provided by (used in) operating activities	14,480	(45,310)
Investing activities:
Purchases of furniture and equipment	(2,903)	(1,335)
Acquisition of software	(1,664)	(661)
Collection of note receivable	204	931
Net cash used in investing activities	(4,363)	(1,065)
Financing activities:
Proceeds from issuance of common stock from stock option exercises	4,463	4,777
Collection of non-executive employees' notes receivable	—	41
Excess tax benefit from equity-based awards	3,186	4,994
Net cash provided by financing activities	7,649	9,812
Effect of exchange rate changes on cash	(17)	(36)
Net increase (decrease) in cash and cash equivalents	17,749	(36,599)
Cash and cash equivalents at beginning of period	196,725	155,573
Cash and cash equivalents at end of period	$214,474	$118,974

See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 — BUSINESS DESCRIPTION AND BASIS OF PRESENTATION
Accretive Health, Inc. (the "Company") is a leading provider of services that help healthcare providers generate sustainable improvements in their operating margins and healthcare quality while also improving patient, physician and staff satisfaction. The Company's revenue cycle management service offering helps U.S. healthcare providers more efficiently manage their revenue cycles, which encompass patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections. Accretive Health's physician advisory services offering assists hospitals navigate the path to compliant revenue by appropriately classifying a hospital visit as an in-patient or observation case for billing purposes. The Company's quality and total cost of care service offering enables healthcare providers to effectively manage the health of a defined patient population, which the Company believes is a future direction of the manner in which healthcare services will be delivered in the United States.

The accompanying unaudited condensed consolidated financial statements reflect the Company's financial position as of March 31, 2012, the results of operations for the three months ended March 31, 2012 and 2011, and the cash flows of the Company for the three months ended March 31, 2012 and 2011. These financial statements include the accounts of Accretive Health, Inc. and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2012.

When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. For a more complete discussion of the Company’s significant accounting policies and other information, the unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011, included in the Company’s Amendment No.1 to Annual Report on Form 10-K filed with the SEC on March 29, 2012 (File No. 001-34746).

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") and are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company's management believes that the impact of recently issued accounting pronouncements does not have a material impact on the Company's consolidated financial position, results of operations, and cash flows, or do not apply to the Company's operations.

In 2011, the FASB issued Accounting Standards Update ("ASU") ASU No. 2011-05, Presentation of Comprehensive Income, and ASU No. 2011-12, Deferral of the Effective Date for Amendment to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The prior option to report other comprehensive income and its components in the statement of stockholders’ equity has been eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. These ASUs are effective for interim annual reporting periods beginning after December 15, 2011 and retrospective application is required. The adoption of these ASUs in the current quarter changed the Company's financial statement presentation of comprehensive income but did not have an impact on net income, financial position, or cash flows.

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
The following table includes assets that are measured at fair value and are categorized using the fair value hierarchy (in thousands):

	March 31,	December 31,
	2012	2011
Cash	$6,684	$3,709
Level 1 assets
Money market funds with maturities of less than 90 days	207,790	193,016
Total	$214,474	$196,725

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
While managed independently and governed by separate contracts, several of the Company’s customers are affiliated with a single healthcare system, Ascension Health. Pursuant to the Company’s master services agreement with Ascension Health, the Company provides services to Ascension Health’s affiliated hospitals that execute separate contracts with the Company. The Company’s aggregate net services revenue from these hospitals accounted for 30.8% and 49.3% of the Company's total net services revenue during the three months ended March 31, 2012 and 2011, respectively. The Company had $36.3 million and $33.5 million of trade accounts receivable from hospitals affiliated with Ascension Health as of March 31, 2012 and December 31, 2011, respectively.
Intermountain Healthcare, which is not affiliated with Ascension Health, with which the Company entered into a managed service contract in the last quarter of 2011, accounted for 14.9% of the Company’s total net services revenue for the three months ended March 31, 2012. Fairview Health Services ("Fairview"), which is not affiliated with Ascension Health, accounted for 9.9% and 15.0% of the Company’s total net services revenue for the three months ended March 31, 2012 and 2011, respectively. On March 29, 2012, the Company reported that Fairview and the Company decided to amend their revenue cycle operations agreement to transition the management of those operations to Fairview leadership. On April 27, 2012, the Company reported that it received a notice of termination from Fairview of the Company's quality and total cost of care services contract. These events will materially adversely affect the Company's consolidated financial position, results of operations, and cash flows.

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 5 — NET SERVICES REVENUE
The Company’s net services revenue consisted of the following for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Net base fees for managed service contracts	$214,750	$141,732
Incentive payments for managed service contracts	23,944	17,310
Other services	15,048	4,672
Net services revenue	$253,742	$163,714

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

Activity in the allowance for doubtful accounts is as follows:

	Three Months Ended
	March 31,
	2012	2011
Balance at Beginning of Period	$3,191	$1,582
Provision	742	243
Write-offs and adjustments	(372)	—
Balance at End of Period	$3,561	$1,825

Refer to Note 4, "Segments and Concentrations" for a discussion on the transition of Fairview revenue cycle operations to Fairview leadership and the Company's receipt of a notice of termination of the Company's quality and total cost of care services contract with Fairview. The outstanding trade receivables from Fairview as of March 31, 2012 are $24.1 million. The Company believes that its billings are in accordance with the terms of the contracts. If necessary, the Company will seek payment of the amounts due through the dispute resolution and arbitration provisions of the contracts. The Company and Fairview are in discussions regarding the settlement of the amounts owed to each other. The amounts are deemed collectible and therefore no allowance has been recorded for these amounts.

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
Income tax expense for the three months ended March 31, 2012 and 2011 is different from the amount derived by applying the federal statutory tax rate of 35% mainly due to the impact of certain state income taxes and state taxes which are based on gross receipts.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state and foreign jurisdictions. U.S. federal income tax returns for 2009, 2010, and 2011 are currently open for examination. State jurisdictions vary for open tax years. The statutes of limitations for most states range from three to six years.

NOTE 8 — STOCK-BASED COMPENSATION
The Company maintains a 2006 Amended and Restated Stock Option Plan, as amended (the “2006 Plan”). In April 2010, the Company adopted a new 2010 Stock Incentive Plan (the “2010 Plan”), which became effective immediately prior to the closing of the initial public offering. The Company will not make any further grants under the 2006 Plan, and the 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. As of March 31, 2012, the Company had 3,933,191 shares available for grant. However, to the extent that previously granted awards under the 2006 Plan or 2010 Plan expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased, the number of shares available for future awards will increase, up to a maximum of 24,374,756 shares.
The stock-based compensation costs relating to the Company’s stock options and restricted stock awards ("RSA") for the three months ended March 31, 2012 and 2011 were $8.1 million and $6.0 million, with related tax benefits of approximately $3.2 million and $2.4 million, respectively.

Stock Options
A summary of the options activity during the three months ended March 31, 2012 is shown below:

		Weighted-Average
	Shares	Exercise Price
Outstanding at January 1, 2012	15,362,749	$14.96
Granted	748,679	26.67
Exercised	(619,975)	7.20
Forfeited	(115,105)	15.15
Outstanding at March 31, 2012	15,376,348	$15.84
Outstanding and vested at March 31, 2012	6,442,052	$9.14
Outstanding and vested at December 31, 2011	5,809,883	$7.74

Restricted Stock Awards
A summary of the restricted stock activity during the three months ended March 31, 2012 is shown below:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at January 1, 2012	159,080	$25.90
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2012	159,080	$25.90

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

RSA vesting is based on the passage of time. The amount of compensation expense is based on the fair value of the Company's stock on the respective grant dates and is recognized ratably over the vesting period.

The Company's restricted stock award agreements allow employees to surrender to the Company shares of stock upon vesting of their RSAs in lieu of their payment of the required personal employment-related taxes. In 2011 employees surrendered to the Company 14,804 shares of stock towards the minimum statutory tax withholdings which the Company recorded at a cost of approximately $0.4 million. As of March 31, 2012 the Company holds 14,804 shares of its common stock in treasury.

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

The following table sets forth the computation of basic and diluted earnings per share available to common shareholders for the three months ended March 31, 2012 and 2011, respectively.

	Three Months Ended
	March 31,
	2012	2011
	(In thousands, except share and per share amounts)
Net income	$1,493	$160
Denominator for basic earnings per share — Weighted average common shares	98,923,908	95,162,411
Basic net income per share	$0.02	$0.00

Denominator for basic earnings per share — Weighted average common shares	98,923,908	95,162,411
Effect of dilutive securities	3,658,414	4,016,032
Denominator for diluted earnings per share — Weighted average common shares adjusted for dilutive securities	102,582,322	99,178,443
Diluted net income per share	$0.01	$0.00

Because of their anti-dilutive effect, 4,856,529 and 140,000 common share equivalents comprised of stock options and restricted stock awards have been excluded from the diluted earnings per share calculation for the three months ended March 31, 2012 and 2011, respectively.

NOTE 10 — REVOLVING CREDIT FACILITY AND OTHER COMMITMENTS
The Company maintains an outstanding line of credit with the Bank of Montreal in the amount of $3 million. The $3 million line of credit can only be utilized by the Company in the form of Letters of Credit and is secured by a $5 million demand deposit with the Bank of Montreal. Any amounts outstanding under the line of credit accrue interest at the greater of the bank-established prime commercial rate, a LIBOR plus 1% rate, or a rate that combines the characteristics of both. The line of credit has an initial term of three years and is renewable annually thereafter. As of March 31, 2012, the Company had outstanding letters of credit of approximately $2.5 million, which reduced the available line of credit to $0.5 million.
From time to time the Company makes commitments regarding its performance under certain portions of its managed service contracts. In the event that the Company does not meet any of these performance requirements, it may incur expenses to remedy the performance issue. The Company reviews its compliance with its contractual performance commitments on a quarterly basis. As of March 31, 2012 and December 31, 2011, the Company met all of its performance commitments and, as a result, has not recorded any liabilities for potential obligations.

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 11 — LEGAL
Minnesota Attorney General and Similar Matters
On January 19, 2012, the State of Minnesota, by its Attorney General, filed a complaint against the Company in the United States District Court for the District of Minnesota alleging violations of federal and Minnesota state health privacy laws and regulations, Minnesota debt collection laws, and Minnesota consumer protection laws resulting from, among other things, the theft in Minnesota in July 2011 of an employee's laptop that contained protected health information. In addition, on April 24, 2012, the Attorney General released to the public a compliance review alleging, or raising questions about, the Company's non-compliance with federal and Minnesota health privacy laws, the federal Fair Credit Reporting Act, the federal Emergency Medical Treatment and Labor Act, federal and Minnesota debt collections laws, and Minnesota consumer protection laws. Some, but not all, of the alleged violations of law and supporting factual allegations are the same as those alleged in the original complaint filed by the Attorney General. No action is presently pending based on the allegations in the compliance review. On April 30, 2012, the Company filed a motion to dismiss the Minnesota Attorney General's original complaint. The motion, which is currently pending, denies the Attorney General's claims and requests that the Court dismiss the complaint, in its entirety, with prejudice. The Company continues to work toward the resolution of the Attorney General matter.
On January 25, 2012, the Commissioner of the Minnesota Department of Commerce served an administrative subpoena on the Company seeking information and documents about the debt collection practices and the privacy of personal and health data within the Company's possession or control. On February 3, 2012, the Company entered into a Consent Cease and Desist Order with the Minnesota Commerce Commissioner. As a result of the Order, the Company has voluntarily agreed to cease all debt collection activity in the State of Minnesota until such time as the Commissioner is satisfied that the Company is in compliance with all Minnesota debt collection laws. The Company continues to fully cooperate with the investigation.
On March 27, 2012, the Federal Trade Commission issued a Civil Investigative Demand to the Company for the purpose of determining whether the Company has violated the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, or Section 5 of the Federal Trade Commission Act as it relates to deceptive or unfair acts or practices related to consumer privacy and/or data security. Pursuant to the Demand, the Federal Trade Commission seeks documents and responses that primarily concern the collection, use, security, and privacy of personal and health data within the Company's possession or control, statements to consumers about such data, the use of various forms of scoring, and policies and practices regarding collections. The Company is fully cooperating with the investigation.
Primarily based on allegations made in the Minnesota Attorney General's compliance review described above: (1) on April 27, 2012, Senator Al Franken of Minnesota sent a letter to the Company requesting written responses to a series of questions about the Company's business practices for the Fairview Hospital System in Minnesota and (2) on May 2, 2012, Energy and Commerce Committee Ranking Member Henry A. Waxman, Oversight and Investigations Subcommittee Ranking Member Diana DeGette, and Commerce, Manufacturing, and Trade Subcommittee Ranking Member G. K. Butterfield sent a letter to the Company requesting written responses to a series of questions about the Company's business practices and potential violation of certain federal privacy and debt collection laws. The Company is fully cooperating with both the Senate and House inquiries.
Beginning in late April 2012, the Company has been named as a defendant in several putative securities class actions that have been filed in the U.S. District Court for the Northern District of Illinois. The primary allegations are that the Company's public statements, including filings with the Securities and Exchange Commission, were false and/or misleading about the Company's violations of certain federal and Minnesota privacy and debt collection laws. In addition, the Company and its directors have been named in one putative shareholder derivative lawsuit filed in U.S. District Court for the Northern District of Illinois. The primary allegations are that the directors breached their fiduciary duties in connection with the alleged violations of certain federal and Minnesota privacy and debt collection laws. The Company believes that it has meritorious defenses in all of these cases and intends to vigorously defend itself and directors against these claims.
The final outcome and impact of these matters, and any related claims and investigations that may be brought in the future, are subject to many variables, and cannot be predicted. The Company establishes accruals only for those matters where it is determined that a loss is probable and the amount of loss can be reasonably estimated. While it is reasonably possible that these matters could have a material adverse effect on the Company's business, operating results, financial condition or cash flows during any particular quarterly or annual period, it is currently not possible to reasonably estimate the aggregate amount of losses which the Company may incur in connection with these matters.

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Other Litigation
From time to time, the Company has been and may again become involved in other legal or regulatory proceedings arising in the ordinary course of the Company's business. Other than as described above, the Company is not presently a party to any material litigation or regulatory proceeding and is not aware of any pending or threatened litigation or regulatory proceeding against the Company which, individually or in the aggregate, could have a material adverse effect on the business, operating results, financial condition or cash flows.

NOTE 12 — OTHER COMPREHENSIVE INCOME
The components of total comprehensive income were as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Net income	$1,493	$160
Foreign currency translation adjustment	78	(55)
Comprehensive income	$1,571	$105

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to “Accretive Health”, “the Company,” “we,” “our,” and “us” mean Accretive Health, Inc., and its subsidiaries.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2011 included in Amendment No. 1 to our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, on March 29, 2012 (File No. 001-34746). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1.A of this Quarterly Report on form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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

Our integrated revenue cycle technology and services offering spans the entire revenue cycle. We help our revenue cycle customers increase the portion of the maximum potential patient revenue they receive, while reducing total revenue cycle costs. Our quality and total cost of care solution can help our customers identify the individuals who are most likely to experience an adverse health event and, as a result, incur high healthcare costs in the coming year. This data allows providers to focus greater efforts on managing these patients within and across the delivery system, as well as at home, to create a better care experience. Our physician advisory services offering assists hospitals navigate the path to compliant revenue by providing concurrent level of care classification reviews, as well as retrospective chart audits utilizing highly skilled physicians. This proactive case management increases our customers' compliance with the Centers for Medicare & Medicaid Services (CMS) and commercial payor policies and reduces their exposure to the risk of having to return previously recorded revenue. Our customers typically are multi-hospital systems, including faith-based or community healthcare systems, academic medical centers and independent ambulatory clinics, and their affiliated physician practice groups.

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

Seasonality

Our quarterly and annual net services revenue generally increased each period due to ongoing expansion in the number of hospitals subject to managed service contracts with us and increases in the amount of incentive payments earned. The timing of customer additions is not uniform throughout the year. We also experience fluctuations in incentive payments as a result of patients' ability to accelerate or defer elective procedures, particularly around holidays such as Thanksgiving and Christmas. Generally, incentive payments earned are lower in the first quarter of each year and higher in the fourth quarter of each year. For example, incentive payments in the quarter ended March 31, 2012 were $23.9 million, or 58% of the $41.5 million earned in the quarter ended December 31, 2011. As a result of incentive payment fluctuations, our adjusted EBITDA is typically lower in the first quarter of each fiscal year. For example, our adjusted EBITDA of $8.4 million for the quarter ended March 31, 2011 represented approximately 10% of our $81.6 million of adjusted EBITDA for the year ended December 31, 2011. We expect this seasonality to continue in our business; provided, however, that due to the factors described above, as well as other factors, some of which may be beyond our control, our actual results could differ materially from these estimates.

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

The following table summarizes the composition of our net services revenue for the three months ended March 31, 2012 and 2011, on a percentage basis:

	Three Months Ended
	March 31,
	2012	2011
Net base fees for managed service contracts	84.6%	86.6%
Incentive payments for managed service contracts	9.4%	10.6%
Other services	6.0%	2.8%
Net services revenue	100.0%	100.0%

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

Infused Management and Technology Expenses
We refer to our management and staff employees that we devote on-site to customer operations as infused management. Infused management and technology expenses consist primarily of the wages, bonuses, benefits, share based compensation, travel and other costs associated with deploying our employees on customer sites to guide and manage our customers' revenue cycle or population health management operations. The employees we deploy on customer sites typically have significant experience in revenue cycle operations, care coordination, technology, quality control or other management disciplines. The other significant portion of these expenses is an allocation of the costs associated with maintaining, improving and deploying our integrated proprietary technology suite and an allocation of the costs previously capitalized for developing our integrated proprietary technology suite.

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
Income Taxes
Income tax expense consists of federal and state income taxes in the United States and India. Additionally, we incur income taxes in states which impose a tax based on gross receipts.

CRITICAL ACCOUNTING POLICIES
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2011, as amended.
New Accounting Standards and Disclosures
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") and are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued accounting pronouncements does not have a material impact on the Company's consolidated financial position, results of operations, and cash flows, or do not apply to our operations.
In 2011, the FASB issued Accounting Standards Update ("ASU") ASU No. 2011-05, Presentation of Comprehensive Income, and ASU No. 2011-12, Deferral of the Effective Date for Amendment to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The prior option to report other comprehensive income and its components in the statement of stockholders’ equity has been eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. These ASUs are effective for interim annual reporting periods beginning after December 15, 2011 and retrospective application is required. The adoption of these ASUs in the current quarter changed the financial statement presentation of comprehensive income but did not have an impact on net income, financial position, or cash flows.

CONSOLIDATED RESULTS OF OPERATIONS
Our key consolidated financial and operating data are as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Net services revenue	$253,742	$163,714
Costs of services	209,033	129,541
Operating margin	44,709	34,173
Other operating expenses
Infused management and technology	25,077	19,532
Selling, general and administrative	17,288	14,240
Total operating expenses	42,365	33,772
Income from operations	2,344	401
Interest income, net	1	9
Income before provision for income taxes	2,345	410
Provision for income taxes	852	250
Net income	$1,493	$160
Operating Expense Details:
Infused management and technology expense, excluding depreciation and amortization expense and share-based compensation expense	$20,696	$16,415
Selling, general and administrative expense, excluding depreciation and amortization expense and share-based compensation expense	12,277	10,527
Depreciation and amortization expense(1)	1,899	1,463
Share-based compensation expense(2)	7,493	5,367
Total operating expenses	$42,365	$33,772
Other operating and Non-GAAP financial data
Adjusted EBITDA(3)	$12,879	$8,374

	As of March 31,
	2012	2011
	(In millions)
Projected contracted annual revenue run rate(4)
Net base fees for managed service contracts	$750 to $754	$585 to $588
Incentive payments for managed service contracts	$118 to $131	$116 to $126
Other services	$59 to $62	$43 to $45
Total Projected contracted annual revenue run rate	$927 to $947	$744 to $759
___________________________

(1)	We allocate depreciation and amortization expense between infused management and technology expenses, selling, general and administrative expenses, and cost of services.

The following table summarized the composition of our depreciation and amortization expense for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Depreciation and Amortization Expense Allocation Details:
Infused management and technology expense	$1,291	$893
Selling, general and administrative expense	608	570
Depreciation and amortization expense allocated to operating expenses	$1,899	$1,463

Depreciation and amortization expenses allocated to costs of services	557	534
Total depreciation and amortization expense	$2,456	$1,997

(2) We allocate share-based expense between infused management and technology expenses, selling, general and administrative expenses, and cost of services. The following table summarized the composition of our share based compensation expense for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Share-Based Compensation Expense Allocation Details:
Infused management and technology expense	$3,090	$2,224
Selling, general and administrative expense	4,403	3,143
Share-based compensation expense allocated to operating expenses	$7,493	$5,367

Share-based compensation expenses allocated to costs of services	586	609
Total share-based compensation expense	$8,079	$5,976

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

(4) We define Projected Contracted Annual Revenue Run-Rate (PCARR) as the expected total net services revenue for the subsequent 12 months for all healthcare providers for which we are providing services that are under contract. We believe that our Projected Contracted Annual Revenue Run-Rate is a useful measure of our overall business volume at a particular point in time and changes in the volume of business over time because it eliminates the time impact associated with the signing of new contracts during a quarterly or annual period.

PCARR is calculated by accumulating our estimates of the next 12 months’ base fees, cost saving sharing credits and incentive payments for each contract in place at the reporting date. Our base fee estimate is based on the contractual agreement with each customer relating to the services that we will provide and the costs that the customer was incurring for completing such activities prior to entering into its agreement with us. Our estimates for cost sharing credits and incentive payments are based on the Company’s prior experiences regarding the level of cost reductions and increases in net revenue yield and its management’s experience regarding potential reductions in total medical cost for a defined patient population, which are likely to be earned during each year a contract is in place given the level of infused management as well as the degree to which we have implemented our technology. We update these estimates regularly to incorporate changes in activities under management for a specific contract, and changes in our overall experience with our portfolio of contracts. There were no significant changes in our overall assumptions used in the calculation of PCARR as of March 31, 2012.

All of our contracts have “evergreen” provisions that extend the term of our services automatically unless the customer provides notification of non-renewal. Therefore, unless a notice of non-renewal has been received, our PCARR calculation assumes that each contract in place at the reporting date will continue for at least the next 12 months. In the event that we receive a non-renewal or termination notice from a customer, we reduce the PCARR calculation by the amount associated with that specific contract for any periods after the contract’s then current end date or termination date. At March 31, 2012, PCARR includes approximately $94 million related to periods subject to assumed contract extensions, mostly relating to the extension of the Ascension master services agreement that is due for renewal in December, 2012. The termination of the quality and total cost of care services contract by Fairview on April 27, 2012 will reduce the projected contracted annual revenue run rate for the year ended December 31, 2012.
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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
Net Services Revenues
The following table summarizes the composition of our net services revenue for the three months ended March 31, 2012 and 2011, respectively (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Net base fees for managed service contracts	$214,750	$141,732
Incentive payments for managed service contracts	23,944	17,310
Other services	15,048	4,672
Net services revenue	$253,742	$163,714

Net services revenue increased $90.0 million, or 55.0%, to $253.7 million for the three months ended March 31, 2012, from $163.7 million for the three months ended March 31, 2011. Net base fee revenue, which accounted for the majority of the increase, increased $73.0 million, to $214.8 million for the three months ended March 31, 2012, from $141.7 million for the three months ended March 31, 2011. In addition, incentive payment revenues increased by $6.6 million, to $23.9 million for the three months ended March 31, 2012, from $17.3 million for the three months ended March 31, 2011, consistent with the increases that generally occur as our managed service contracts mature. All other revenues increased by $10.4 million, to $15.0 million for the three months ended March 31, 2012 from $4.7 million for the three months ended March 31, 2011, as we continued to expand our specialized services such as emergency room physician advisory services.
On March 29, 2012, we reported that Fairview and the Company decided to amend their revenue cycle operations agreement to transition the management of those operations to Fairview leadership. On April 27, 2012, we reported that we received a notice of termination from Fairview of the quality and total cost of care services contract. These events will materially adversely affect our consolidated financial position, results of operations, and cash flows.
Our projected contracted annual revenue run rate at March 31, 2012 was $927 million to $947 million compared to $744 million to $759 million at March 31, 2011. The termination of the quality and total cost of care services contract on April 27, 2012 will reduce the projected contracted annual revenue run rate and will result in a negative impact on our consolidated financial position, results of operations, and cash flows. Based on the midpoint of the two ranges, our projected contracted annual revenue run rate as of March 31, 2012 increased by $186 million, or 24.8%. We define our projected contracted annual revenue run rate as the expected total net services revenue for the subsequent twelve months for all healthcare providers for which we are providing services that are under contract as of the end of the reporting period.
Costs of Services
Our costs of services increased $79.5 million, or 61.4%, to $209.0 million for the three months ended March 31, 2012, from $129.5 million for the three months ended March 31, 2011. The increase in costs of services was primarily attributable to the increase in the number of hospitals for which we provide managed services.

Operating Margin
Operating margin increased $10.5 million, or 30.8%, to $44.7 million for the three months ended March 31, 2012 from $34.2 million for the three months ended March 31, 2011. The operating margin as a percentage of net services revenue decreased from 20.9% for the three months ended March 31, 2011 to 17.6% for the three months ended March 31, 2012, primarily due to an increased ratio of newer managed service contracts.
Operating Expenses
Infused management and technology expenses increased $5.5 million, or 28.4%, to $25.1 million for the three months ended March 31, 2012, from $19.5 million for the three months ended March 31, 2011. The increase was primarily due to the incremental costs related to our quality and total cost of care offering, an increase in the number of our management personnel deployed at customer facilities, and an increase in the number of new management personnel being hired and trained in anticipation of their deployment to customer sites.
Selling, general and administrative expenses increased $3.0 million, or 21.4%, to $17.3 million for the three months ended March 31, 2012, from $14.2 million for the three months ended March 31, 2011. The increase included the net incremental business development expenses of approximately $2.1 million, net of share-based compensation expense, and an increase in our allowance for doubtful accounts of $0.5 million. For the three months ended March 31, 2011, we incurred $1.0 million of secondary offering costs; this expense did not recur in the three months ended March 31, 2012. The increase also included $1.3 million of additional depreciation, amortization and share-based compensation expense as discussed below.
We allocate share-based compensation expense and depreciation and amortization expense between cost of services, infused management expenses and selling, general and administrative expenses. During the three months ended March 31, 2012, the following changes affected the infused management and selling, general and administrative expense categories:

	Three Months Ended
	March 31,		Change
	2012	2011	Amount	Percent
	(In thousands)
Share-Based Compensation Expense Allocation Details:
Infused management and technology expense	$3,090	$2,224	$866	38.9%
Selling, general and administrative expense	4,403	3,143	1,260	40.1%
Share-based compensation expense allocated to operating expenses	$7,493	$5,367	$2,126	39.6%

Depreciation and Amortization Expense Allocation Details:
Infused management and technology expense	$1,291	$893	$398	44.6%
Selling, general and administrative expense	608	570	38	6.7%
Depreciation and amortization expense allocated to operating expenses	$1,899	$1,463	$436	29.8%

•
Share-based compensation expense increased $2.1 million, or 39.6%, to $7.5 million for the three months ended March 31, 2012 from $5.4 million for the three months ended March 31, 2011. The increase was primarily due to the vesting of previously granted stock options and restricted stock awards associated with the continued increase in the number of employees and their tenure with the Company.

•
Depreciation and amortization expense increased $0.4 million, or 29.8%, to $1.9 million for the three months ended March 31, 2012, from $1.5 million for the three months ended March 31, 2011, due to the addition of internally developed software, computer equipment, furniture and fixtures, and other property to support our growing operations.

For the three months ended March 31, 2012, approximately $0.6 million and $0.6 million of share-based compensation expense and depreciation and amortization expense, respectively, was allocated to cost of services primarily due to the expansion of our shared services centers. For the three months ended March 31, 2011, approximately $0.6 million and $0.5 million of share-based compensation expense and depreciation and amortization expense, respectively, was allocated to cost of services.

Income Taxes
Tax expense increased $0.6 million to $0.9 million for the three months ended March 31, 2012, from $0.3 million for the three months ended March 31, 2011. The increase was primarily due to the increase in taxable income during the period.
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
Our cash and cash equivalents were $214.5 million at March 31, 2012 as compared to $196.7 million as of December 31, 2011. Our initial public offering (the "IPO"), which closed on May 25, 2010, generated gross proceeds to us of $80.8 million, net of underwriting discounts and offering expenses. Through March 31, 2012, we have not used any of our proceeds from the IPO, which are invested in highly liquid money market funds.
Cash flows from operating, investing and financing activities, as reflected in our condensed consolidated statements of cash flows, are summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Net cash provided by (used in)
Operating activities	$14,480	$(45,310)
Investing activities	(4,363)	(1,065)
Financing activities	7,649	9,812

Operating Activities
Cash provided by operating activities for the three months ended March 31, 2012 totaled $14.5 million, as compared to $45.3 million used in operating activities for the three months ended March 31, 2011.
Receivables from customers increased by $17.1 million during the three months ended March 31, 2012 primarily due to the increased net services revenues and the timing of customer payments. Of this increase, $7.3 million, or 43%, are less than 30 days old. The Company's trade receivables over 180 days old increased by $2.6 million from $2.7 million as of December 31, 2011 to $5.3 million as of March 31, 2012. As a percentage of net receivables, the trade receivables over 180 days old increased from 3% as of December 31, 2011 to 5% as of March 31, 2012. Subsequent to March 31, 2012 and prior to the date of this 10-Q filing, payments of $1.2 million of the $5.3 million, of over 180 days old trade receivables, had been collected. Almost all of the remaining net trade receivables over 180 days old, $4.1 million, had just recently aged over 180 days in the current quarter. We had $36.3 million and $33.5 million of trade accounts receivable from hospitals affiliated with Ascension Health as of March 31, 2012 and December 31, 2011, respectively.
On March 29, 2012, we reported that in an ongoing effort to resolve the outstanding issues with the Minnesota Attorney General, Accretive Health and Fairview Health Services have decided to amend their revenue cycle operations agreement to transition the management of those operations to Fairview leadership. On April 27, 2012, we reported that Accretive Health received a notice of termination from Fairview of the quality and total cost of care services contract. The outstanding trade receivables from Fairview as March 31, 2012 are $24.1 million. We believe that our billings are in accordance with the terms of the contracts. If necessary, we will seek payment of the amounts due through the dispute resolution and arbitration provisions of the contracts. Accretive Health and Fairview are in discussions regarding the settlement of the amounts owed to each other. The amounts are deemed collectible and therefore no allowance has been recorded for these amounts.
For the three months ended March 31, 2012 and March 31, 2011 excess tax benefits from equity-based awards of $3.2 million and $5.0 million, respectively, resulted in an equivalent increase in prepaid taxes as these benefits could not be used in the current period, but they are expected to offset the tax payable for the year ending December 31, 2012.
Accounts payable and accrued service costs increased by $27.2 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively, due to the timing of vendor payments.
Deferred revenue increased by $9.8 million for the three months ended March 31, 2012 primarily due to the timing of cash receipts from our customers.

Investing Activities
Cash used in investing activities was $4.4 million for the three months ended March 31, 2012, which included approximately $4.6 million of capital expenditures, offset by $0.2 million of note receivable collections. Cash used in investing activities for the three months ended March 31, 2011 totaled $1.1 million. Use of cash in these periods primarily related to the purchase of furniture and fixtures, leasehold improvements, computer hardware and software to support the growth of our business.
Financing Activities
Cash provided by financing activities was $7.6 million and $9.8 million for the three months ended March 31, 2012 and March 31, 2011, respectively, primarily due to the receipt of proceeds from our employees' stock option exercises and the related favorable effect.
Revolving Credit Facility and Compensating Balance Arrangements
The Company maintains an outstanding line of credit with the Bank of Montreal in the amount of $3 million. The $3 million line of credit can only be utilized by the Company in the form of Letters of Credit and is secured by a $5 million demand deposit with the Bank of Montreal. Any amounts outstanding under the line of credit accrue interest at the greater of the bank-established prime commercial rate, a LIBOR plus 1% rate, or a rate that combines the characteristics of both. The line of credit has an initial term of three years and is renewable annually thereafter. As of March 31, 2012, the Company had outstanding letters of credit of approximately $2.5 million, which reduced the available line of credit to $0.5 million.
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
The following table presents a reconciliation of adjusted EBITDA to net income, the most comparable GAAP measure (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Net income	$1,493	$160
Net interest income (a)	(1)	(9)
Provision for income taxes	852	250
Depreciation and amortization expense	2,456	1,997
EBITDA	4,800	2,398
Stock compensation expense	8,079	5,976
Adjusted EBITDA	$12,879	$8,374
_________________________

(a)	Net interest income represents earnings from our cash and cash equivalents. No debt or other interest-bearing obligations were outstanding during any of the periods presented.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2011, as amended. Our exposures to market risk have not changed materially since December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2012. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Legal Proceedings
Minnesota Attorney General and Similar Matters
On January 19, 2012, the State of Minnesota, by its Attorney General, filed a complaint against us in the United States District Court for the District of Minnesota alleging violations of federal and Minnesota state health privacy laws and regulations, Minnesota debt collection laws, and Minnesota consumer protection laws resulting from, among other things, the theft in Minnesota in July 2011 of an employee's laptop that contained protected health information. In addition, on April 24, 2012, the Attorney General released to the public a compliance review alleging, or raising questions about, our non-compliance with federal and Minnesota health privacy laws, the federal Fair Credit Reporting Act, the federal Emergency Medical Treatment and Labor Act, federal and Minnesota debt collections laws, and Minnesota consumer protection laws. Some, but not all, of the alleged violations of law and supporting factual allegations are the same as those alleged in the original complaint filed by the Attorney General. No action is presently pending based on the allegations in the compliance review. On April 30, 2012, we filed a motion to dismiss the Minnesota Attorney General's original complaint. The motion, which is currently pending, denies the Attorney General's claims and requests that the Court dismiss the complaint, in its entirety, with prejudice. We continue to work toward the resolution of the Attorney General matter.
On January 25, 2012, the Commissioner of the Minnesota Department of Commerce served an administrative subpoena on us seeking information and documents about our debt collection practices and the privacy of personal and health data within our possession or control. On February 3, 2012, we entered into a Consent Cease and Desist Order with the Minnesota Commerce Commissioner. As a result of the Order, we have voluntary agreed to cease all debt collection activity in the State of Minnesota until such time as the Commissioner is satisfied that we are in compliance with all Minnesota debt collection laws. We continue to fully cooperate with the investigation.
On March 27, 2012, the Federal Trade Commission issued a Civil Investigative Demand to us for the purpose of determining whether we have violated the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, or Section 5 of the Federal Trade Commission Act as it relates to deceptive or unfair acts or practices related to consumer privacy and/or data security. Pursuant to the Demand, the Federal Trade Commission seeks documents and responses that primarily concern the collection, use, security, and privacy of personal and health data within our possession or control, statements to consumers about such data, the use of various forms of scoring, and our policies and practices regarding collections. We are fully cooperating with the investigation.
Primarily based on allegations made in the Minnesota Attorney General's compliance review described above: (1) on April 27, 2012, Senator Al Franken of Minnesota sent a letter to us requesting written responses to a series of questions about our business practices for the Fairview Hospital System in Minnesota and (2) on May 2, 2012, Energy and Commerce Committee Ranking Member Henry A. Waxman, Oversight and Investigations Subcommittee Ranking Member Diana DeGette, and Commerce, Manufacturing, and Trade Subcommittee Ranking Member G. K. Butterfield sent a letter to us requesting written responses to a series of questions about our business practices and potential violation of certain federal privacy and debt collection laws. We are fully cooperating with both the Senate and House inquiries.
Beginning in late April 2012, we have been named as a defendant in several putative securities class actions that have been filed in the U.S. District Court for the Northern District of Illinois. The primary allegations are that our public statements, including filings with the Securities and Exchange Commission, were false and/or misleading about our violations of certain federal and Minnesota privacy and debt collection laws. In addition, we and our directors have been named in one putative shareholder derivative lawsuit filed in U.S. District Court for the Northern District of Illinois. The primary allegations are that our directors breached their fiduciary duties in connection with our alleged violations of certain federal and Minnesota privacy and debt collection laws. We believe we have meritorious defenses in all of these cases and intend to vigorously defend ourselves and directors against these claims.
The final outcome and impact of these matters, and any related claims and investigations that may be brought in the future, are subject to many variables, and cannot be predicted. We establish accruals only for those matters where we determine that a loss is probable and the amount of loss can be reasonably estimated. While it is reasonably possible that these matters could have a material adverse effect on our business, operating results, financial condition or cash flows during any particular quarterly or annual period, it is currently not possible to reasonably estimate the aggregate amount of such losses which we may incur in connection with these matters.

Other Litigation
From time to time, we have been and may again become involved in other legal or regulatory proceedings arising in the ordinary course of our business. Other than as described above, we are not presently a party to any material litigation or regulatory proceeding and are not aware of any pending or threatened litigation or regulatory proceeding against us which, individually or in the aggregate, could have a material adverse effect on our business, operating results, financial condition or cash flows.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves a high degree of risk. In deciding whether to invest, you should carefully consider the following risk factors. Any of the following risks could have a material adverse effect on our business, financial condition, results of operations or prospects and cause the value of our common stock to decline, which could cause you to lose all or part of your investment. When deciding whether to invest in our common stock, you should also refer to the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes and the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section. The following risk factors have been updated to reflect developments subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2011.

Risks Related to Our Business and Industry
We may not be able to maintain or increase our profitability, and our historic growth rates may not be indicative of our future growth rates.
We have been profitable on an annual basis only since the year ended December 31, 2007, and we incurred net losses in the quarters ended March 31, 2007, December 31, 2007, March 31, 2008, December 31, 2008 and March 31, 2009. We may not succeed in maintaining our profitability on an annual basis and could incur quarterly or annual losses in future periods. We expect to incur additional operating expenses associated with being a public company and we intend to continue to increase our operating expenses as we grow our business. We also expect to continue to make investments in our proprietary technology applications, sales and marketing, infrastructure, facilities and other resources as we expand our operations, thus incurring additional costs. If our revenue does not increase to offset these increases in costs, our operating results would be adversely affected. You should not consider our historic revenue and net income growth rates as indicative of future growth rates, and we cannot assure you that we will be able to maintain or increase our profitability in the future. Each of the risks described in this “Risk Factors” section, as well as other factors, may adversely affect our future operating results and profitability.
The loss of our contracts with Fairview Health Services will adversely affect our operating results.
On March 29, 2012, we reported that we and Fairview Health Services, or Fairview, had decided to amend the revenue cycle operations agreement between us to transition the management of those operations to Fairview leadership. On April 27, 2012, we reported that we had received a notice of termination from Fairview of the quality and total cost of care services contract between us. Fairview accounted for 12.2% and 10.7% of our total net services revenue in the years ended December 31, 2011 and 2010, respectively, and 9.9% and 15.0% of our total net services revenue in the three months ended March 31, 2012 and 2011, respectively. We expect that the loss of our two contracts with Fairview will cause our net services revenue and net income for 2012 to be lower than previously expected and will adversely affect our operating results.
Litigation brought against us may materially adversely affect our business, financial condition, operating results and cash flows.
We are a defendant in a lawsuit filed by the Minnesota Attorney General alleging violations of federal and Minnesota state health privacy laws and regulations, Minnesota debt collection laws and Minnesota consumer protection laws resulting from, among other things, the theft in Minnesota in July 2011 of an employee's laptop that contained protected health information. In addition, on April 24, 2012, the Attorney General released to the public a “Compliance Review” alleging, or raising questions about, our non-compliance with federal and Minnesota health privacy laws, the federal Fair Credit Reporting Act, the federal Emergency Medical Treatment and Labor Act, federal and Minnesota debt collections laws and Minnesota consumer protection laws. The allegations contained in the Minnesota Attorney General's lawsuit and Compliance Review have led to follow-on investigations and inquiries from the Minnesota Department of Commerce, the Federal Trade Commission, or FTC, and Congress, as well as several securities-related class action and derivative lawsuits filed against us and certain of our officers and directors. These matters have resulted in widespread, unfavorable publicity for us.

The foregoing matters and attendant publicity may materially adversely affect our business, financial condition, operating results and cash flows in various ways, including the following:

•
as previously reported, we and Fairview have decided to amend the revenue cycle operations agreement between us to transition the management of those operations to Fairview leadership, and we have received a notice of termination from Fairview of the quality and total cost of care services contract between us;

•	other customers may seek to terminate or modify their service contracts with us;

•
potential new customers may be deterred from entering into service contracts with us and the terms on which we are able to enter into new service contracts, or renew contracts with existing customers, may be less favorable to us;

•	the time and attention of management is being diverted from our business;

•	we may encounter increased difficulty in attracting and retaining employees;

•	we are incurring substantial legal and other expenses in defending the pending lawsuits; and

•	the pending lawsuits could subject us to significant liability or result in significant settlement payments.
In addition, as a result of the allegations made by the Minnesota Attorney General, other governmental authorities could initiate inquiries into our business practices, and additional lawsuits may be filed against us. Additional litigation could result in the incurrence of substantial additional expense, subject us to significant liability or result in significant settlement payments, further divert management's attention from our business, and thereby materially adversely affect our business, financial condition, operating results and cash flows.
Hospitals affiliated with Ascension Health currently account for a significant portion of our net services revenue, and we have several customers that have each accounted for 10% or more of our net services revenue in past fiscal periods. The termination or expiration of our master services agreement with Ascension Health, or any significant loss of business from our large customers, would have a material adverse effect on our business, results of operations and financial condition.
We are party to a master services agreement with Ascension Health pursuant to which we provide services to its affiliated hospitals that execute separate managed service contracts with us. Hospitals affiliated with Ascension Health have accounted for a significant portion of our net services revenue each year since our formation. In the years ended December 31, 2011, 2010 and 2009, aggregate revenue from hospitals affiliated with Ascension Health represented 40.8%, 50.7% and 60.3% of our total net services revenue in such periods and 30.8% and 49.3% of our total net services revenue in the three months ended March 31, 2012 and 2011, respectively. In some fiscal periods, individual hospitals affiliated with Ascension Health have each accounted for 10% or more of our total net services revenue. For example, in the years ended December 31, 2010 and 2009 revenue from St. John Health (an affiliate of Ascension Health) was equal to 11.1% and 13.0%, respectively, of our total net services revenue. Additionally, Henry Ford Health System, which is not affiliated with Ascension Health and with which we entered into a managed service contract in 2009, accounted for 11.3% of our total net services revenue in the year ended December 31, 2010. St. John Health's and Henry Ford Health System's respective revenue in the year ended December 31, 2011 was less than 10% of our total net services revenue due to the expansion of our customer base and associated revenues. Intermountain Healthcare, which is not affiliated with Ascension Health and with which we entered into a managed service contract in the last quarter of 2011, accounted for 14.9% of our total net services revenue in the three months ended March 31, 2012. Furthermore, Fairview, which is not affiliated with Ascension Health and with which we entered into a managed service contract in 2010, accounted for 12.2% and 10.7% of our total net services revenue in the years ended December 31, 2011 and 2010, respectively, and 9.9% and 15.0% of our total net services revenue in the three months ended March 31, 2012 and 2011, respectively. For the present status of our service contracts with Fairview, please see above risk factor entitled “The loss of our contracts with Fairview Health Services will adversely affect our operating results.”
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
Our inability to renew the managed service contracts with hospitals affiliated with Ascension Health, the termination of our master services agreement with Ascension Health, the loss of any of our other large customers or their failure to renew their managed service contracts with us upon expiration, or a reduction in the fees for our services for these customers would have a material adverse effect on our business, results of operations and financial condition. For example, the termination of our two contracts with Fairview will adversely affect our operating results.

If we are unable to retain our existing customers, our financial condition will suffer.
Our success depends in part upon the retention of our customers, particularly Ascension Health and its affiliated hospitals. We derive our net services revenue primarily from managed service contracts pursuant to which we receive base fees and incentive payments. Customers can elect not to renew their managed service contracts with us upon expiration. If a managed service contract is not renewed or is terminated for any reason, including for example, if we are found to be in violation of any federal or state laws or excluded from participating in federal and state healthcare programs such as Medicare and Medicaid, we will not receive the payments we would have otherwise received over the life of contract. In addition, financial issues or other changes in customer circumstances, such as a customer change in control, may cause us or the customer to seek to modify or terminate a managed service contract, and either we or the customer may generally terminate a contract for material uncured breach by the other. If we breach a managed service contract or fail to perform in accordance with contractual service levels, we may also be liable to the customer for damages. Any of these events could adversely affect our business, financial condition, operating results and cash flows.
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
Under the terms of our master services agreement with Ascension Health, we are required to consult with Ascension Health's affiliated hospitals before undertaking services for competitors specified by them in the managed service contracts they execute with us. As a result, before we can begin to provide services to a specified competitor, we are required to inform and discuss the situation with the Ascension Health affiliated hospital that specified the competitor but are not required to obtain the consent of such hospital. In addition, our managed service contract with one customer not affiliated with Ascension Health requires us to consult with such customer before providing services to competitors specified by such customer. The obligations described above could impede or delay our ability to enter into managed service contracts with new customers.
The markets for our revenue cycle management, physician advisory services and quality and total cost of care services may develop more slowly than we expect and some potential customers for our services may be deterred by the allegations made against us by the Minnesota Attorney General, which could adversely affect our revenue and our ability to maintain or increase our profitability. As a result of Fairview's termination of its contract with us for quality and total cost of care services, we currently have no customers for this service offering.
Our success depends, in part, on the willingness of hospitals, physicians and other healthcare providers to implement integrated solutions that span the entire revenue cycle, which encompasses patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections. Our success also depends on healthcare providers' willingness to move away from traditional fee-for-service payment systems and toward accountable care organizations and similar initiatives, or to adjust their process for performing the classification of care assessment. Some hospitals may be reluctant or unwilling to implement our solutions for a number of reasons, including failure to perceive the need for improved revenue cycle operations, quality and total cost of care services or physician advisory services, and lack of knowledge about the potential benefits our solutions provide. In addition, some potential customers for our services may be deterred by the allegations made against us by the Minnesota Attorney General.
Even if potential customers recognize the need to improve revenue cycle operations and to more effectively manage the health of defined patient populations, they may not select solutions such as ours because they previously have made investments in internally developed solutions and choose to continue to rely on their own internal resources. As a result, the markets for integrated, end-to-end revenue cycle, physician advisory services and quality and total cost of care solutions may develop more slowly than we expect, which could adversely affect our revenue and our ability to maintain or increase our profitability. As a result of Fairview's termination of its quality and total cost of care contract with us, we currently have no customers for our quality and total cost of care service offering, and Fairview's termination of this contract may deter other potential customers of this service offering from entering into service contracts with us.

Our business operations include the collection, on behalf of our customers, of medical co‑pays and other payments that are due to our customers from their patients, which may be perceived negatively by the public and result in an adverse effect on our business, results of operations and financial condition.
Pursuant to managed service contracts with our customers, we collect, on behalf of our customers, medical co-pays and other payments that are due to our customers from their patients. This business practice, which has received widespread, unfavorable publicity as a result of the allegations made against us by the Minnesota Attorney General, may be negatively perceived by the public and may require us to change aspects of our business practices, make it more difficult to retain existing customers or attract new customers, extend the time it takes to enter into service contracts with new customers, and result in an adverse effect on our business, results of operations and financial condition.
We operate in a highly competitive industry, and our current or future competitors may be able to compete more effectively than we do, which could have a material adverse effect on our business, revenue, growth rates and market share.
The market for our solutions is highly competitive and we expect competition to intensify in the future. We face competition from a steady stream of new entrants, including the internal revenue cycle management staff of hospitals, as described above, and external participants. External participants that are our competitors in the revenue cycle market include software vendors and other technology-supported revenue cycle management business process outsourcing companies; traditional consultants; and information technology outsourcers. These types of external participants also compete with us in the field of quality and total cost of care. In addition, the commercial payor community has historically attempted to provide information or services that are intended to assist providers in reducing the total cost of medical care. They could attempt to develop similar programs again. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, regulations or customer requirements. We may not be able to compete successfully with these companies, and these or other competitors may introduce technologies or services that render our technologies or services obsolete or less marketable. Even if our technologies and services are more effective than the offerings of our competitors, current or potential customers might prefer competitive technologies or services to our technologies and services. Increased competition is likely to result in pricing pressures, which could adversely affect our margins, growth rate or market share.
We face a selling cycle of variable length to secure new revenue cycle and quality and total cost of care managed service contracts, making it difficult to predict the timing of specific new customer relationships.
We face a selling cycle of variable length, typically spanning six to twelve months, to secure a new managed service contract. Even if we succeed in developing a relationship with a potential new customer, we may not be successful in entering into a managed service contract with that customer. In addition, we cannot accurately predict the timing of entering into managed service contracts with new customers due to the complex procurement decision processes of most healthcare providers, which often involves high-level or committee approvals. Consequently, we have only a limited ability to predict the timing of specific new customer relationships. Moreover, the unfavorable publicity we have received as a result of the allegations made against us by the Minnesota Attorney General may result in the lengthening of the selling cycle with new customers.
Delayed or unsuccessful implementation of our technologies or services with our customers or implementation costs that exceed our expectations may harm our financial results.
To implement our solutions, we utilize the customer's existing management and staff and layer our proprietary technology applications on top of the customer's existing patient accounting and clinical systems. Each customer's situation is different, and unanticipated difficulties and delays may arise. If the implementation process is not executed successfully or is delayed, our relationship with the customer may be adversely affected and our results of operations could suffer. Implementation of our solutions also requires us to integrate our own employees into the customer's operations. The customer's circumstances may require us to devote a larger number of our employees than anticipated, which could increase our costs and harm our financial results.
Our quarterly results of operations may fluctuate as a result of factors that affect our incentive and base fees, some of which may be outside of our control.
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
In addition, the timing of customer additions is not uniform throughout the year, which causes fluctuations in our quarterly results as new customers are added. Operating margins are typically slightly lower in quarters in which we add new customers because we incur expenses to implement our operating model at those customers while our incentive payments from revenue improvements and operating cost reductions for those customers are only at a preliminary stage. We also experience fluctuations in incentive payments as a result of patients' ability to accelerate or defer elective procedures, particularly around holidays such as Thanksgiving and Christmas. Generally, incentive payments are lower in the first quarter of each year and higher in the fourth quarter of each year. Incentive payments have a significant effect on operating margins and adjusted EBITDA, and changes in the amount of incentive payments can cause fluctuations in our quarter-to-quarter operating results.
If we lose key personnel or if we are unable to attract, hire, integrate and retain key personnel and other necessary employees, our business would be harmed.
Our future success depends in part on our ability to attract, hire, integrate and retain key personnel. Our future success also depends on the continued contributions of our executive officers and other key personnel, each of whom may be difficult to replace. In particular, Mary A. Tolan, our founder, president and chief executive officer, is critical to the management of our business and operations and the development of our strategic direction. The loss of services of Ms. Tolan or any of our other executive officers or key personnel or the inability to continue to attract qualified personnel could have a material adverse effect on our business. The replacement of any of these key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives. Competition for the caliber and number of employees we require is intense. We may face difficulty identifying and hiring qualified personnel at compensation levels consistent with our existing compensation and salary structure. In addition, we invest significant time and expense in training each of our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring, integrating and training their replacements and the quality of our services and our ability to serve our customers could diminish, resulting in a material adverse effect on our business. The widespread, unfavorable publicity resulting from the allegations made against us by the Minnesota Attorney General may cause some employees to voluntarily terminate their employment with us and may make it more difficult for us to attract and retain employees.
The imposition of legal responsibility for obligations related to our employees or our customers' employees could adversely affect our business or subject us to liability.
Under our contracts with customers, we directly manage our customers' employees engaged in the activities we have contracted to manage for our customers. Our managed service contracts establish the division of responsibilities between us and our customers for various personnel management matters, including compliance with and liability under various employment laws and regulations. We could, nevertheless, be found to have liability with our customers for actions against or by employees of our customers, including under various employment laws and regulations, such as those relating to discrimination, retaliation, wage and hour matters, occupational safety and health, family and medical leave, notice of facility closings and layoffs and labor relations, as well as similar liability with respect to our own employees, and any such liability could result in a material adverse effect on our business.
If we fail to manage future growth effectively, our business would be harmed.
We have expanded our operations significantly since inception and anticipate expanding further. For example, our net services revenue increased from $240.7 million in 2007 to $826.3 million in 2011, and the number of our employees increased from 33, all of whom were full-time, as of January 1, 2005 to 2,721 full-time employees and 342 part-time employees as of December 31, 2011 and to 2,858 full-time employees and 357 part-time employees as of March 31, 2012. In addition, the number of customer employees whom we manage has fluctuated from approximately 1,600 as of January 1, 2005 to approximately 11,300 as of December 31, 2011 and to approximately 10,900 as of March 31, 2012. This growth has placed significant demands on our management, infrastructure and other resources. To manage future growth, we will need to hire, integrate and retain highly skilled and motivated employees, and will need to effectively manage a growing number of customer employees engaged in revenue cycle operations. We will also need to continue to improve our financial and management controls, reporting systems and procedures. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality service offerings.
Disruptions in service or damage to our data centers and shared services centers could adversely affect our business.
Our data centers and shared services centers are essential to our business. Our operations depend on our ability to operate our shared service centers, and to maintain and protect our applications, which are located in data centers that are operated for us by third parties. We cannot control or assure the continued or uninterrupted availability of these third-party data centers. In addition, our information technologies and systems, as well as our data centers and shared services centers, are vulnerable to damage or interruption from various causes, including (i) acts of God and other natural disasters, war and acts of terrorism and (ii) power losses, computer systems failures, Internet and telecommunications or data network failures, operator error, losses of and corruption of data and similar events. We conduct business continuity planning and maintain insurance against fires, floods, other natural disasters and general business interruptions to mitigate the adverse effects of a disruption, relocation or change in operating environment at one of our data centers or shared services centers, but the situations we plan for and the amount of insurance coverage we maintain may not be adequate in any particular case. In addition, the occurrence of any of these events could result in interruptions, delays or cessations in service to our customers, or in interruptions, delays or cessations in the direct connections we establish between our customers and third-party payors. Any of these events could impair or inhibit our ability to provide our services, reduce the attractiveness of our services to current or potential customers and adversely affect our financial condition and results of operations.

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
If our security measures are breached or fail and unauthorized access is obtained to a customer's data, our service may be perceived as not being secure, the attractiveness of our services to current or potential customers may be reduced, and we may incur significant liabilities.
Our services involve the storage and transmission of customers' proprietary information and protected health, financial, payment and other personal information of patients. We rely on proprietary and commercially available systems, software, tools and monitoring, as well as other processes, to provide security for processing, transmission and storage of such information, and because of the sensitivity of this information, the effectiveness of such security efforts is very important. The systems currently used for transmission and approval of credit card transactions, and the technology utilized in credit cards themselves, all of which can put credit card data at risk, are determined and controlled by the payment card industry, not by us. If our security measures are breached or fail as a result of third-party action, employee error, malfeasance or otherwise, someone may be able to obtain unauthorized access to customer or patient data. Improper activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our computer systems. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, and we may be unable to anticipate these techniques or to implement adequate preventive measures. Our security measures may not be effective in preventing these types of activities, and the security measures of our third-party data centers and service providers may not be adequate. If a breach of our security occurs, we could face damages for contract breach, penalties for violation of applicable laws or regulations, possible lawsuits by individuals affected by the breach and significant remediation costs and efforts to prevent future occurrences. In addition, whether there is an actual or a perceived breach of our security, the market perception of the effectiveness of our security measures could be harmed and we could lose current or potential customers.
We may be liable to our customers or third parties if we make errors in providing our services, and our anticipated net services revenue may be lower if we provide poor service.
The services we offer are complex, and we make errors from time to time. Errors can result from the interface of our proprietary technology applications and a customer's existing patient accounting system, or we may make human errors in any aspect of our service offerings. The costs incurred in correcting any material errors may be substantial and could adversely affect our operating results. Our customers, or third parties such as our customers' patients, may assert claims against us alleging that they suffered damages due to our errors, and such claims could subject us to significant legal defense costs and adverse publicity regardless of the merits or eventual outcome of such claims. In addition, if we provide poor service to a customer and the customer therefore realizes less improvement in revenue yield, the incentive fee payments to us from that customer will be lower than anticipated.
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
Offshore outsourcing is a politically sensitive topic in the United States. For example, various organizations and public figures in the United States, including the Minnesota Attorney General in her Compliance Review, have expressed concern about a perceived association between offshore outsourcing providers and the loss of jobs in the United States. In addition, there has been recent publicity about the negative experience of certain companies that use offshore outsourcing, particularly in India. Current or prospective customers may elect to perform such services themselves or may be discouraged from transferring these services from onshore to offshore providers to avoid negative perceptions that may be associated with using an offshore provider. Any slowdown or reversal of existing industry trends towards offshore outsourcing would increase the cost of delivering our services if we had to relocate aspects of our services from India to the United States where operating costs are higher.
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

Regulatory Risks
The healthcare industry is heavily regulated. Our failure to comply with regulatory requirements could create liability for us, result in adverse publicity and adversely affect our business.
The healthcare industry is heavily regulated and is subject to changing political, legislative, regulatory and other influences. Many healthcare laws are complex, and their application to specific services and relationships may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the services that we provide. There can be no assurance that our operations will not be challenged or adversely affected by enforcement initiatives. Our failure to accurately anticipate the application of these laws and regulations to our business, or any other failure to comply with regulatory requirements, could create liability for us, result in adverse publicity and adversely affect our business. Federal and state legislatures and agencies frequently consider proposals to revise aspects of the healthcare industry or to revise or create additional statutory and regulatory requirements. Such proposals, if implemented, could adversely affect our operations, the use of our services and our ability to market new services, or could create unexpected liabilities for us. We are unable to predict what changes to laws or regulations might be made in the future or how those changes could affect our business or our operating costs.
Developments in the healthcare industry, including national healthcare reform, could adversely affect our business.
The healthcare industry has changed significantly in recent years and we expect that significant changes will continue to occur. The timing and impact of developments in the healthcare industry are difficult to predict. We cannot be sure that the markets for our services will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets. The federal healthcare reform legislation (known as the Patient Protection and Affordable Care Act) enacted in 2010 could encourage more companies to enter our market, provide advantages to our competitors and result in the development of solutions that compete with ours. Moreover, healthcare reform remains a major policy issue at the federal level, and constitutional challenges to or the repeal of the existing legislation and additional healthcare legislation in the future could have adverse consequences for us or the customers we serve. Other material changes, such as the required transition to the ICD-10 code set for diagnosis and inpatient hospital procedure coding by October 1, 2014, will impose significant system and business changes throughout the healthcare industry, and could be disruptive to our customers and our business.
If we violate the Health Insurance Portability and Accountability Act, Health Information Technology for Economic and Clinical Health Act or state health information privacy laws, we may incur significant liabilities, and any such violations could make it more difficult to retain existing customers or attract new customers, extend the time it takes to enter into service contracts with new customers, and result in an adverse effect on our business, results of operations and financial condition.
The Health Insurance Portability and Accountability Act of 1996, as amended, and the regulations that have been issued under it, which we refer to collectively as HIPAA, contain substantial restrictions and requirements with respect to the use and disclosure of individuals' protected health information. Under HIPAA, covered entities must establish administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic protected health information maintained or transmitted by them or by others on their behalf. The Minnesota Attorney General's lawsuit alleges that we are a covered entity directly subject to the requirements of HIPAA as a “health care provider.” If we were found to be a health care provider, we could have liability under HIPAA and state health information privacy and licensing laws. In addition, most of our customers are covered entities and we are a business associate to many of those customers under HIPAA as a result of our contractual obligations to perform certain functions on behalf of and provide certain services to those customers. As a business associate, our use and disclosure of protected health information is restricted by HIPAA and the business associate agreements we are required to enter into with our covered entity customers.
In 2009, HIPAA was amended by the Health Information Technology for Economic and Clinical Health, or HITECH, Act to impose certain of the HIPAA privacy and security requirements directly upon business associates of covered entities and increase significantly the monetary penalties for violations of HIPAA. New regulations that took effect in late 2009 also require business associates to notify covered entities, who in turn must notify affected individuals and government authorities, of data security breaches involving unsecured protected health information. Since the passage of the HITECH Act, enforcement of HIPAA violations has increased, as indicated by the announcement of a number of significant settlement agreements and/or sanctions by federal authorities, the pursuit of HIPAA violations by state attorneys general, and the roll-out of a new federal audit program for covered entities (which will in the future be extended to business associates).
In addition to HIPAA, most states have enacted patient confidentiality laws that protect against the unauthorized disclosure of confidential medical information, and many states have adopted or are considering further legislation in this area, including privacy safeguards, security standards and data security breach notification requirements. Such state laws, if more stringent than HIPAA, are not preempted by the federal requirements, and we must comply with them even though they may be subject to different interpretations by various courts and other governmental authorities.

We have implemented and maintain physical, technical and administrative safeguards intended to protect all personal data and have processes in place to assist us in complying with applicable laws and regulations regarding the protection of this data and properly responding to any security incidents or breaches. A knowing breach of the HITECH Act's requirements could expose us to criminal liability. A breach of our safeguards and processes that is not due to reasonable cause or involves willful neglect could expose us to significant civil penalties and the possibility of civil litigation under HIPAA and applicable state law.
In July 2011, a laptop computer used by one of our employees that contained protected health information for patients of two customers, Fairview and North Memorial, was stolen. The laptop was password-protected but was not encrypted, in violation of company policy. We notified both Fairview and North Memorial of the July 2011 theft, who in turn notified the affected individuals as well as the appropriate regulators. The Minnesota Attorney General subsequently sued us for, among other things, alleged violations of federal and Minnesota state health privacy laws and regulations arising from the laptop theft. Laptop computers used by our employees that contained protected health information have also been stolen on other occasions. We do not believe that any patient data has been compromised as a result of any of these thefts. Nonetheless, these incidents could make it more difficult to retain existing customers or attract new customers, extend the time it takes to enter into service contracts with new customers, and result in an adverse effect on our business, results of operations and financial condition.
If we fail to comply with federal and state laws governing submission of false or fraudulent claims to government healthcare programs and financial relationships among healthcare providers, we may be subject to civil and criminal penalties or loss of eligibility to participate in government healthcare programs.
A number of federal and state laws, including anti-kickback restrictions and laws prohibiting the submission of false or fraudulent claims, apply to healthcare providers, physicians and others that make, offer, seek or receive payments or split fees for referrals of products or services that may be paid for through any federal or state healthcare program and, in some instances, any private program. These laws are complex and their application to our specific services and relationships may not be clear and may be applied to our business in ways that we do not anticipate. Federal and state regulatory and law enforcement authorities have recently increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other healthcare reimbursement laws and rules. From time to time, participants in the healthcare industry receive inquiries or subpoenas to produce documents in connection with government investigations. We could be required to expend significant time and resources to comply with these requests, and the attention of our management team could be diverted by these efforts. Furthermore, if we are found to be in violation of any federal or state fraud and abuse laws, we could be subject to civil and criminal penalties, forced to restructure our business and excluded from participating in federal and state healthcare programs such as Medicare and Medicaid which would result in significant harm to our business and financial condition.
The federal healthcare anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states have adopted similar prohibitions against kickbacks and other practices that are intended to induce referrals, and some of these state laws are applicable to all patients regardless of whether the patient is covered under a governmental health program or private health plan. New payment structures, such as accountable care organizations and other arrangements involving combinations of hospitals, physicians and other providers who share payment savings, potentially implicate anti-kickback and other fraud and abuse laws. We seek to structure our business relationships and activities to avoid any activity that could be construed to implicate the federal healthcare anti-kickback law and similar laws. We cannot assure you, however, that our arrangements and activities will be deemed outside the scope of these laws or that increased enforcement activities will not directly or indirectly have an adverse effect on our business, financial condition or results of operations. Any determination by a federal or state agency or court that we have violated any of these laws could subject us to civil or criminal penalties, could require us to change or terminate some portions of our operations or business, could disqualify us from providing services to healthcare providers doing business with government programs, could give our customers the right to terminate our managed service contracts with them and, thus, could have a material adverse effect on our business and results of operations. Moreover, any violations by and resulting penalties or exclusions imposed upon our customers could adversely affect their financial condition and, in turn, have a material adverse effect on our business and results of operations.
There are also numerous federal and state laws that forbid submission of false information or the failure to disclose information in connection with the submission and payment of healthcare provider claims for reimbursement. In particular, the federal False Claims Act, or the FCA, prohibits a person from knowingly presenting or causing to be presented a false or fraudulent claim for payment or approval by an officer, employee or agent of the United States. In addition, the FCA prohibits a person from knowingly making, using, or causing to be made or used a false record or statement material to such a claim. The FCA may be enforced by the government or by private whistleblowers under the “qui tam” provisions of the statute. Whistleblowers are entitled to a share of any recovery in a FCA case. Changes to the FCA enacted as part of the Patient Protection and Affordable Care Act make it easier for whistleblowers to bring FCA claims. Violations of the FCA may result in treble damages, significant monetary penalties, and other collateral consequences including, potentially, exclusion from participation in federally funded healthcare programs. The scope and implications of the amendments to the FCA pursuant to the Fraud Enforcement and Recovery Act of 2009, or FERA, have yet to be fully determined or adjudicated and as a result it is difficult to predict how future enforcement initiatives may affect our business.
These laws and regulations may change rapidly, and it is frequently unclear how they apply to our business. Errors created by our proprietary applications or services that relate to entry, formatting, preparation or transmission of claim or cost report information may be determined or alleged to cause the submission of false claims or otherwise be in violation of these laws and regulations. Any failure of our proprietary applications or services to comply with these laws and regulations could result in substantial civil or criminal liability and could, among other things, adversely affect demand for our services, invalidate all or portions of some of our managed service contracts with our customers, require us to change or terminate some portions of our business, require us to refund portions of our base fee revenues and incentive payment revenues, cause us to be disqualified from serving customers doing business with government payers, and give our customers the right to terminate our managed service contracts with them, any one of which could have an adverse effect on our business.
We cannot be certain that governmental officials responsible for enforcing EMTALA, or other parties, will not assert that we or our customers are in violation of EMTALA, and defending and settling allegations of EMTALA violations could have an adverse effect on our business even if we are ultimately not found guilty of a violation.
The federal Emergency Medical Treatment and Labor Act, or EMTALA, requires Medicare-participating hospitals that have emergency departments to provide a medical screening examination and stabilizing treatment to all individuals who come to the hospital seeking treatment of an emergency medical condition, regardless of the patient's ability to pay for the care. Sanctions for failing to fulfill these requirements include exclusion from participation in the Medicare and Medicaid programs and civil monetary penalties. In addition, the law creates private civil remedies that enable an individual who suffers personal harm as a direct result of a violation of the law to sue the offending hospital for damages and equitable relief.
The Minnesota Attorney General's Compliance Review describes circumstances raising potential EMTALA concerns at Fairview and raises questions as to whether our practices contributed to any such violations. We cannot be certain that governmental officials responsible for enforcing EMTALA, or other parties, will not assert that we or our customers are in violation of EMTALA. If our customers are found to have violated EMTALA, they may assert claims that our management practices contributed to the violation. Defending and settling allegations of EMTALA violations could have an adverse effect on our business even if we are ultimately not found guilty of a violation.
Our failure to comply with debt collection and consumer credit reporting regulations could subject us to fines and other liabilities, which could harm our reputation and business, and could make it more difficult to retain existing customers or attract new customers, extend the time it takes to enter into service contracts with new customers, and result in an adverse effect on our business, results of operations and financial condition.
The U.S. Fair Debt Collection Practices Act, or FDCPA, regulates persons who regularly collect or attempt to collect, directly or indirectly, consumer debts in default that are owed or asserted to be owed to another person. Certain of our accounts receivable activities may be subject to the FDCPA. Many states impose additional requirements on debt collection communications, and some of those requirements may be more stringent than the federal requirements. Moreover, regulations governing debt collection are subject to changing interpretations that may be inconsistent among different jurisdictions. The Fair Credit Reporting Act, or FCRA, regulates consumer credit and other types of reporting. Although we do not believe our activities implicate the FCRA, the FTC is reviewing whether any of our other business activities may be covered. We could incur costs or could be subject to fines or other penalties under the FCRA, the FDCPA and the Federal Trade Commission Act, or FTC Act, if we are determined to have mishandled protected information. We or our customers could be required to report such breaches to affected consumers or regulatory authorities, leading to disclosures that could damage our reputation or harm our business, financial position and operating results. The pending lawsuit filed against us by the Minnesota Attorney General alleges, among other things, that we violated the Minnesota debt collection laws. The resulting FTC and Congressional inquiries also seek information with respect to our practices as they relate to the FDCPA and the FCRA and whether our practices constitute an unfair or deceptive business practice relating to consumer privacy and/or data security under Section 5 of the FTC Act. These allegations and inquiries could require us to change aspects of our business practices, make it more difficult to retain existing customers or attract new customers, extend the time it takes to enter into service contracts with new customers, and result in an adverse effect on our business, results of operations and financial condition.
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
Accordingly, despite our efforts, we may be unable to prevent third parties from infringing or misappropriating our intellectual property and using our technology for their competitive advantage. Any such infringement or misappropriation could have a material adverse effect on our business, results of operations and financial condition. Monitoring infringement of our intellectual property rights can be difficult and costly, and enforcement of our intellectual property rights may require us to bring legal actions against infringers. Infringement actions are inherently uncertain and therefore may not be successful, even when our rights have been infringed, and even if successful may require a substantial amount of resources and divert our management's attention.
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
Any such claims or litigation could:
•be time-consuming and expensive to defend, whether meritorious or not;
•require us to stop providing the services that use the technology that infringes the other party's intellectual property;
•divert the attention of our technical and managerial resources;
•require us to enter into royalty or licensing agreements with third parties, which may not be available on terms that we deem acceptable, if at all;
•prevent us from operating all or a portion of our business or force us to redesign our services and technology platforms, which could be difficult and expensive and may make the performance or value of our service offerings less attractive;
•subject us to significant liability for damages or result in significant settlement payments; or

•require us to indemnify our customers as we are required by contract to indemnify some of our customers for certain claims based upon the infringement or alleged infringement of any third party's intellectual property rights resulting from our customers' use of our intellectual property.
Intellectual property litigation can be costly. Even if we prevail, the cost of such litigation could deplete our financial resources. Litigation is also time-consuming and could divert management's attention and resources away from our business. Furthermore, during the course of litigation, confidential information may be disclosed in the form of documents or testimony in connection with discovery requests, depositions or trial testimony. Disclosure of our confidential information and our involvement in intellectual property litigation could materially adversely affect our business. Some of our competitors may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could significantly limit our ability to continue our operations and could harm our relationships with current and prospective customers. Any of the foregoing could disrupt our business and have a material adverse effect on our operating results and financial condition.
Risks Related to the Ownership of Shares of Our Common Stock
The trading price of our common stock has been volatile and may continue to be volatile.
Since our initial public offering in May 2010 at a price of $12.00 per share, our common stock has subsequently traded at a price per share as high as $32.82 and as low as $7.75. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors. In addition to the risks described in this section, factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	the loss of service contracts with customers;

•	lawsuits filed against us by governmental authorities or stockholders;

•	unfavorable publicity concerning our operations or business practices;

•	investors' general perception of us; and

•	changes in general economic, industry and market conditions.
In addition, if the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations.
Since April 24, 2012, several securities-related class action and derivative lawsuits have been filed against us and certain of our officers and directors alleging, among other things, various violations of the federal securities laws. Regardless of their merits or outcome, these lawsuits are likely to result in substantial costs and divert management's attention and resources, which could have a material adverse effect on our business, operating results and financial condition.
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
Although we paid cash dividends on our capital stock in July 2008 and September 2009, we may not pay cash dividends on our common stock in the foreseeable future. Any future dividend payments will be within the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant. In addition, our revolving credit facility does not permit us to pay dividends without the lender's prior consent. We may not generate sufficient cash from operations in the future to pay dividends on our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds from Initial Public Offering
From the effective date of our Initial Public Offering's registration statement through March 31, 2012, we did not use any of our proceeds from the IPO. There has been no change in the planned use of proceeds from the initial public offering as described in our Registration Statement on Form S-1 declared effective by the SEC on May 19, 2010.
Unregistered Sale of Equity Securities
During the three months ended March 31, 2012, there were no unregistered sales of equity securities.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.DEF*	XBRL Taxonomy Extension Document
101.PRE*	XBRL Presentation Linkbase Document

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

Date:	May 9, 2012	ACCRETIVE HEALTH, INC
(Registrant)

	By:	/s/ Mary A. Tolan
Mary A. Tolan
Director, Founder, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John T. Staton
John T. Staton
Chief Financial Officer and Treasurer
(Principal Financial Officer)