Form 10-Q
period 2012-06-30
Accretive Health, Inc.
filed 2012-08-09
CIK 1472595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares Outstanding as of:	August 3, 2012
Common Stock, $0.01 par value	99,408,686

Accretive Health, Inc.

FORM 10-Q

For the period ended June 30, 2012

Part I.	Financial Information	2
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets — As of June 30, 2012 (unaudited) and December 31, 2011	2
	Condensed Consolidated Statements of Comprehensive Income (unaudited) — For the Three and Six Months ended June 30, 2012 and 2011	3
	Condensed Consolidated Statements of Cash Flows (unaudited) — For the Six Months ended June 30, 2012 and 2011	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

Part II.	Other Information	25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	40
Signatures		41
EXHIBIT INDEX
EX 10.1	Letter Amendment, dated as of June 28, 2012, to Amended and Restated Master Services Agreement between the Company and Ascension Health, dated as of December 13, 2007.
EX 10.2
Letter Amendment, dated as of July 30, 2012, to Amended and Restated Master Services Agreement between the Company and Ascension Health, dated as of December 13, 2007, as amended by Letter Amendment, dated as of June 28, 2012, to Amended and Restated Master Services Agreement between the Company and Ascension Health, dated as of December 13, 2007.

EX 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
EX 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
EX 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Document

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Accretive Health, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$200,878	$196,725
Accounts receivable, net of allowance for doubtful accounts of $6,652 and $3,191 at June 30, 2012 and December 31, 2011, respectively	124,869	94,105
Prepaid taxes	9,785	6,026
Prepaid assets	5,889	4,004
Due from related party	1,300	1,294
Other current assets	10,132	3,432
Total current assets	352,853	305,586
Deferred income taxes	22,178	17,878
Furniture and equipment, net	30,129	25,073
Restricted cash	5,000	5,000
Goodwill	1,468	1,468
Other, net	10,969	9,187
Total assets	$422,597	$364,192
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,580	$15,210
Accrued service costs	65,302	48,889
Accrued compensation and benefits	2,950	15,763
Deferred income taxes	7,224	3,738
Other accrued expenses	15,109	6,979
Accrued income taxes	185	153
Deferred revenue	21,356	24,137
Total current liabilities	147,706	114,869
Non-current liabilities:
Deferred revenue	8,437	7,055
Other non-current liabilities	5,564	4,179
Total non-current liabilities	14,001	11,234
Total liabilities	$161,707	$126,103
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 99,367,976 shares issued and 99,353,172 shares outstanding at June 30, 2012; 98,701,161 shares issued and 98,686,357 shares outstanding at December 31, 2011	994	987
Additional paid-in capital	249,172	227,188
Retained earnings	12,245	11,330
Cumulative translation adjustment	(1,142)	(1,037)
Treasury stock (14,804 shares of common stock held in treasury)	(379)	(379)
Total stockholders' equity	260,890	238,089
Total liabilities and stockholders’ equity	$422,597	$364,192
See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except share and per share amounts)
Net services revenue	$236,687	$183,587	$490,429	$347,301
Costs of services	191,374	136,530	400,407	266,071
Operating margin	45,313	47,057	90,022	81,230
Other operating expenses:
Infused management and technology	25,990	21,210	51,067	40,742
Selling, general and administrative	20,631	12,618	37,919	26,858
Total operating expenses	46,621	33,828	88,986	67,600
Income (loss) from operations	(1,308)	13,229	1,036	13,630
Interest income, net	—	6	1	15
Net income (loss) before provision for income taxes	(1,308)	13,235	1,037	13,645
Provision (benefit) for income taxes	(730)	4,682	122	4,932
Net income (loss)	$(578)	$8,553	$915	$8,713
Net income (loss) per common share
Basic	$(0.01)	$0.09	$0.01	$0.09
Diluted	(0.01)	0.08	0.01	0.09
Weighted average shares used in calculating net income (loss) per common share
Basic	99,354,189	96,569,081	99,139,049	95,869,632
Diluted	99,354,189	101,064,774	101,950,931	100,246,198

Comprehensive income (loss)	$(761)	$8,502	$810	$8,607

See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2012	2011
	(In thousands)
Operating activities:
Net income	$915	$8,713
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	5,078	4,114
Employee stock based compensation	14,022	11,338
Deferred income taxes	(814)	—
Excess tax benefits from equity-based awards	(3,125)	(16,902)
Changes in operating assets and liabilities:
Accounts receivable	(30,765)	(38,113)
Prepaid taxes	(634)	3,505
Prepaid and other assets	(10,644)	(2,618)
Accounts payable	20,376	187
Accrued service costs	16,413	4,072
Accrued compensation and benefits	(12,811)	(74)
Other accrued expenses	8,132	(193)
Accrued income taxes	32	—
Other liabilities	1,385	27
Deferred revenue	(1,399)	(2,522)
Net cash provided by (used in) operating activities	6,161	(28,466)
Investing activities:
Purchases of furniture and equipment	(5,649)	(4,260)
Acquisition of software	(4,527)	(2,521)
Collection of note receivable	276	963
Net cash used in investing activities	(9,900)	(5,818)
Financing activities:
Proceeds from issuance of common stock from stock option exercises	4,844	12,156
Collection of non-executive employees' notes receivable	—	41
Excess tax benefit from equity-based awards	3,125	16,902
Net cash provided by financing activities	7,969	29,099
Effect of exchange rate changes on cash	(77)	(91)
Net increase (decrease) in cash and cash equivalents	4,153	(5,276)
Cash and cash equivalents at beginning of period	196,725	155,573
Cash and cash equivalents at end of period	$200,878	$150,297

See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 — BUSINESS DESCRIPTION AND BASIS OF PRESENTATION
Accretive Health, Inc. (the "Company") is a leading provider of services that help healthcare providers generate sustainable improvements in their operating margins and healthcare quality while also improving patient, physician and staff satisfaction. The Company's revenue cycle management service offering helps U.S. healthcare providers more efficiently manage their revenue cycles, which encompass patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections. The Company's physician advisory services offering assists hospitals navigate the path to compliant revenue by providing concurrent level of care billing classification reviews, as well as retrospective chart audits. The Company's quality and total cost of care service offering enables healthcare providers to effectively manage the health of a defined patient population, which the Company believes is a future direction of the manner in which healthcare services will be delivered in the United States.

The accompanying unaudited condensed consolidated financial statements reflect the Company's financial position as of June 30, 2012, the results of operations for the three and six months ended June 30, 2012 and 2011, and the cash flows of the Company for the six months ended June 30, 2012 and 2011. These financial statements include the accounts of Accretive Health, Inc. and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2012.

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

In 2011, the FASB issued Accounting Standards Update ("ASU") ASU No. 2011-05, Presentation of Comprehensive Income, and ASU No. 2011-12, Deferral of the Effective Date for Amendment to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The prior option to report other comprehensive income and its components in the statement of stockholders’ equity has been eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. These ASUs are effective for interim annual reporting periods beginning after December 15, 2011 and retrospective application is required. The adoption of these ASUs changed the Company's financial statement presentation of comprehensive income but did not have an impact on net income, financial position, or cash flows.

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
The following table includes assets that are measured at fair value and are categorized using the fair value hierarchy (in thousands):

	June 30,	December 31,
	2012	2011
Cash	$6,721	$3,709
Level 1 assets
Money market funds with maturities of less than 90 days	194,157	193,016
Total	$200,878	$196,725

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
While managed independently and governed by separate contracts, several of the Company’s customers are affiliated with a single healthcare system, Ascension Health. Pursuant to the Company’s master services agreement with Ascension Health, the Company provides services to Ascension Health’s affiliated hospitals that execute separate contracts with the Company. The Company’s aggregate net services revenue from these hospitals accounted for 34.6% and 43.9% of the Company's total net services revenue during the three months ended June 30, 2012 and 2011, respectively. The Company’s aggregate net services revenue from these hospitals accounted for 32.6% and 46.4% of the Company's total net services revenue during the six months ended June 30, 2012 and 2011, respectively. The Company had $39.9 million and $33.5 million of trade accounts receivable from hospitals affiliated with Ascension Health as of June 30, 2012 and December 31, 2011, respectively. The Company entered into a new five-year master professional services agreement with Ascension Health on August 6, 2012. Refer to Note 13, "Subsequent Events".
Intermountain Healthcare, which is not affiliated with Ascension Health, with which the Company entered into a managed service contract in the fourth quarter of 2011, accounted for 18.8% and 16.8% of the Company’s total net services revenue for the three and six months ended June 30, 2012, respectively. Fairview Health Services ("Fairview"), which is not affiliated with Ascension Health, accounted for 3.5% and 13.8% of the Company’s total net services revenue for the three months ended June 30, 2012 and 2011, respectively. Fairview accounted for 6.8% and 14.4% of the Company’s total net services revenue for the six months ended June 30, 2012 and 2011, respectively. On March 29, 2012, the Company reported that Fairview and the

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Company decided to amend their revenue cycle operations agreement to transition the management of those operations to Fairview leadership. On April 27, 2012, the Company reported that it received a notice of termination from Fairview of the Company's quality and total cost of care services contract. These events will materially adversely affect the Company's consolidated financial position, results of operations, and cash flows.

NOTE 5 — NET SERVICES REVENUE
The Company’s net services revenue consisted of the following for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net base fees for managed service contracts	$194,670	$149,112	$409,420	$290,844
Incentive payments for managed service contracts	27,520	25,921	51,464	43,231
Other services	14,497	8,554	29,545	13,226
Net services revenue	$236,687	$183,587	$490,429	$347,301

NOTE 6 — ACCOUNTS RECEIVABLE AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS
Base fees and incentive payments are billed to customers quarterly. Base fees received prior to when services are delivered are classified as deferred revenue.

The Company assesses its customers’ creditworthiness as a part of its customer acceptance process. The Company maintains an estimated allowance for doubtful accounts to reduce its gross accounts receivable to the amount that it believes will be collected. This allowance is based on the Company’s historical experience, its assessment of each customer’s ability to pay, the length of time a balance has been outstanding and the status of the ongoing operations with each applicable customer.

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

Activity in the allowance for doubtful accounts is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Balance at Beginning of Period	$3,561	$1,825	$3,191	$1,582
Provision	3,091	—	3,833	243
Write-offs and adjustments	—	(79)	(372)	(79)
Balance at End of Period	$6,652	$1,746	$6,652	$1,746

As disclosed in Note 13, "Subsequent Events", as a part of the Company's settlement of the Minnesota Attorney General lawsuit, the Company is voluntarily ceasing its Minnesota operations. The outstanding trade receivables from the Company's Minnesota based clients as of June 30, 2012, are approximately $34.0 million, including outstanding trade receivables from Fairview as of June 30, 2012 of $25.5 million. Refer to Note 4, "Segments and Concentrations" for a discussion on the transition of Fairview revenue cycle operations to Fairview leadership and the Company's receipt of a notice of termination of the Company's quality and total cost of care services contract with Fairview. The Company believes that its billings to Minnesota based clients are in accordance with the terms of its contracts with such clients. If necessary, the Company will seek

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

payment of the amounts due through the dispute resolution and arbitration provisions of the contracts. The Company is in discussions with its clients regarding the settlement of the amounts owed to each other. The amounts are deemed collectible and therefore no allowance has been recorded for these amounts.

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
Income tax expense for the three and six months ended June 30, 2012 and 2011 is different from the amount derived by applying the federal statutory tax rate of 35% mainly due to the impact of certain state income taxes including state taxes which are based on gross receipts, non-deductible expenses and the effect of re-evaluation of the Company's anticipated pretax income for the full year.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state and foreign jurisdictions. U.S. federal income tax returns for 2009, 2010, and 2011 are currently open for examination. State jurisdictions have various open tax years. The statutes of limitations for most states range from three to six years.

NOTE 8 — STOCK-BASED COMPENSATION
The Company maintains a 2006 Amended and Restated Stock Option Plan, as amended (the “2006 Plan”). In April 2010, the Company adopted a new 2010 Stock Incentive Plan (the “2010 Plan”), which became effective immediately prior to the closing of the initial public offering. The Company will not make any further grants under the 2006 Plan, and the 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. As of June 30, 2012, the Company had 3,438,374 shares available for grant. However, to the extent that previously granted awards under the 2006 Plan or 2010 Plan expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased, the number of shares available for future awards will increase, up to a maximum of 24,374,756 shares.
The stock-based compensation costs relating to the Company’s stock options and restricted stock awards ("RSA") for the three months ended June 30, 2012 and 2011 were $5.9 million and $5.4 million, with related tax benefits of approximately $2.4 million and $2.1 million, respectively. The stock-based compensation costs relating to the Company’s stock options and RSA for the six months ended June 30, 2012 and 2011 were $14.0 million and $11.3 million, with related tax benefits of approximately $5.6 million and $4.5 million, respectively.

Stock Options
A summary of the options activity during the six months ended June 30, 2012 is shown below:

		Weighted-Average
	Shares	Exercise Price
Outstanding at January 1, 2012	15,362,749	$14.96
Granted	2,580,803	14.21
Exercised	(666,815)	7.26
Cancelled	(35,530)	17.77
Forfeited	(1,416,882)	23.19
Outstanding at June 30, 2012	15,824,325	$14.42
Outstanding and vested at June 30, 2012	7,413,679	$10.50
Outstanding and vested at December 31, 2011	5,809,883	$7.74

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Restricted Stock Awards
A summary of the restricted stock activity during the six months ended June 30, 2012 is shown below:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at January 1, 2012	159,080	$25.90
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2012	159,080	$25.90

RSA vesting is based on the passage of time. The amount of compensation expense is based on the fair value of the Company's stock on the respective grant dates and is recognized ratably over the vesting period. The Company's restricted stock award agreements allow employees to surrender to the Company shares of stock upon vesting of their RSAs in lieu of their payment of the required personal employment-related taxes. In 2011 employees surrendered to the Company 14,804 shares of stock towards the minimum statutory tax withholdings which the Company recorded at a cost of approximately $0.4 million. As of June 30, 2012 the Company holds 14,804 shares of its common stock in treasury.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share available to common shareholders for the three and six months ended June 30, 2012 and 2011, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except share and per share amounts)
Net income (loss)	$(578)	$8,553	$915	$8,713
Denominator for basic earnings per share — Weighted average common shares	99,354,189	96,569,081	99,139,049	95,869,632
Basic net income (loss) per share	$(0.01)	$0.09	$0.01	$0.09

Denominator for basic earnings per share — Weighted average common shares	99,354,189	96,569,081	99,139,049	95,869,632
Effect of dilutive securities	—	4,495,693	2,811,882	4,376,566
Denominator for diluted earnings per share — Weighted average common shares adjusted for dilutive securities	99,354,189	101,064,774	101,950,931	100,246,198
Diluted net income (loss) per share	$(0.01)	$0.08	$0.01	$0.09

Because of their anti-dilutive effect, 13,048,475 and 2,006,754 common share equivalents comprised of stock options and restricted stock awards have been excluded from the diluted earnings per share calculation for the three months ended June 30, 2012 and 2011, respectively. Because of their anti-dilutive effect, 5,782,170 and 2,006,754 common share equivalents comprised of stock options and restricted stock awards have been excluded from the diluted earnings per share calculation for the six months ended June 30, 2012 and 2011, respectively.

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 10 — REVOLVING CREDIT FACILITY AND OTHER COMMITMENTS
The Company maintains an outstanding line of credit with the Bank of Montreal in the amount of $3 million. The $3 million line of credit can only be utilized by the Company in the form of Letters of Credit and is secured by a $5 million demand deposit with the Bank of Montreal. Any amounts outstanding under the line of credit accrue interest at the greater of the bank-established prime commercial rate, a LIBOR plus 1% rate, or a rate that combines the characteristics of both. The line of credit has an initial term of three years and is renewable annually thereafter. As of June 30, 2012, the Company had outstanding letters of credit of approximately $2.5 million, which reduced the available line of credit to $0.5 million.
From time to time the Company makes commitments regarding its performance under certain portions of its managed service contracts. In the event that the Company does not meet any of these performance requirements, it may incur expenses to remedy the performance issue. The Company reviews its compliance with its contractual performance commitments on a quarterly basis. As of June 30, 2012 and December 31, 2011, the Company met all of its performance commitments and, as a result, has not recorded any liabilities for potential obligations.

NOTE 11 — LEGAL
Minnesota Attorney General and Similar Matters
On January 19, 2012, the State of Minnesota, by its Attorney General, filed a complaint against the Company in the United States District Court for the District of Minnesota alleging violations of federal and Minnesota state health privacy laws and regulations, Minnesota debt collection laws, and Minnesota consumer protection laws resulting from, among other things, the theft in Minnesota in July 2011 of an employee's laptop that contained protected health information. The complaint was amended by a First Amended Complaint filed by the Minnesota Attorney General on February 29, 2012 and a Second Amended Complaint filed on July 3, 2012 (as so amended, the “Lawsuit”). The Company moved to dismiss each of the complaints in their entirety with prejudice asserting that the complaints were without merit. In addition, on April 24, 2012, the Attorney General released to the public a compliance review alleging, or raising questions about, the Company's non-compliance with federal and Minnesota health privacy laws, the federal Fair Credit Reporting Act, the federal Emergency Medical Treatment and Labor Act, federal and Minnesota debt collections laws, and Minnesota consumer protection laws. Some, but not all, of the alleged violations of law and supporting factual allegations were the same as those alleged in the Lawsuit. On July 30, 2012, without any admission of liability or wrongdoing, the Company and the Minnesota Attorney General entered into a Settlement Agreement, Release and Order (the "Settlement Agreement”) to settle the Lawsuit and resolve fully all disputes which in any way relate to, arise out of, emanate from, or otherwise involve the Lawsuit and all investigations by the Minnesota Attorney General, the Minnesota Department of Commerce, and the Minnesota Department of Human Services relating to the Company. The Settlement Agreement included a $2.5 million settlement sum, the Company's voluntary agreement to wind down the Company's Minnesota business operations and not to conduct business in the state of Minnesota, or on behalf of a Minnesota client, for a two-year period following the wind down date (other than any continuation of prior licensing of the Company's technology), and contemplates potential restrictions on any future Minnesota operations should the Company choose to resume operations in Minnesota in accordance with the terms of the Settlement Agreement.

On January 25, 2012, the Commissioner of the Minnesota Department of Commerce (the "Commissioner”) served an administrative subpoena on the Company seeking information and documents about the debt collection practices and the privacy of personal and health data within the Company's possession or control. On February 3, 2012, the Company entered into a Consent Cease and Desist Order with the Minnesota Commerce Commissioner. As a result of the Order, the Company voluntarily agreed to cease all debt collection activity in the State of Minnesota. The Commissioner's investigation was fully and finally resolved through the Settlement Agreement described above.
On March 27, 2012, the Federal Trade Commission issued a Civil Investigative Demand to the Company (the "Demand") to determine whether the Company may have violated Section 5 of the Federal Trade Commission Act, as it relates to deceptive or unfair acts or practices related to consumer privacy and/or data security, the Fair Credit Reporting Act or the Fair Debt Collection Practices Act. Pursuant to the Demand, the Federal Trade Commission seeks documents and responses that primarily concern the collection, use, security, and privacy of personal and health data within the Company's possession or control, statements to consumers about such data, the use of various forms of scoring, and policies and practices regarding collections. The Company is fully cooperating with the investigation.

Primarily based on allegations made in the Minnesota Attorney General's compliance review described above: (1) on April 27, 2012, Senator Al Franken of Minnesota sent a letter to the Company requesting written responses to a series of questions about the Company's business practices for the Fairview Hospital System in Minnesota and (2) on May 2, 2012,

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Energy and Commerce Committee Ranking Member Henry A. Waxman, Oversight and Investigations Subcommittee Ranking Member Diana DeGette, and Commerce, Manufacturing, and Trade Subcommittee Ranking Member G. K. Butterfield sent a letter to the Company requesting written responses to a series of questions about the Company's business practices and potential violation of certain federal privacy and debt collection laws. The Company has responded to both the Senate and House inquiries.
Beginning in late April 2012, the Company has been named as a defendant in several putative securities class actions that have been filed in the U.S. District Court for the Northern District of Illinois. The primary allegations are that the Company's public statements, including filings with the Securities and Exchange Commission, were false and/or misleading about the Company's violations of certain federal and Minnesota privacy and debt collection laws. In addition, the Company and its directors have been named in several putative shareholder derivative lawsuits filed in the U.S. District Court for the Northern District of Illinois and the Circuit Court of Cook County, Illinois. The primary allegations are that the directors breached their fiduciary duties in connection with the alleged violations of certain federal and Minnesota privacy and debt collection laws. The Company believes that it has meritorious defenses in all of these cases and intends to vigorously defend itself and directors against these claims.
On June 12, 2012, the Illinois Department of Financial and Professional Regulation issued an administrative complaint seeking to impose reciprocal “sister state discipline” against the Company's Illinois debt collection license based on the February 3, 2012 Consent Judgment with Commissioner of the Minnesota Department of Commerce.  The Company believes that it has meritorious defenses to the complaint and intends to vigorously defend itself against the claim. In addition, the Company has received regulatory inquiries from two other states with respect to its operations and patient contacts in those states. The Company has provided the requested information and is fully cooperating with those inquiries.
In connection with the Settlement Agreement and other matters described above, the Company has incurred, through June 30, 2012, charges of approximately $12.0 million, including the settlement sum, defense costs, and other expenses. A substantial portion of the above charges that directly relate to the Lawsuit are covered under the Company's existing insurance policy. For the six months ended June 30, 2012, the Company expensed approximately $2.6 million of the above charges, consisting of the insurance deductible and other costs not covered by the policy. As of June 30, 2012, the Company's insurance receivable was approximately $7.9 million and is included in other current assets in the consolidated balance sheet.
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
Other Litigation
From time to time, the Company has been, and may again become, involved in other legal or regulatory proceedings arising in the ordinary course of the Company's business. Other than as described above, the Company is not presently a party to any material litigation or regulatory proceeding and is not aware of any pending or threatened litigation or regulatory proceeding against the Company which, individually or in the aggregate, could have a material adverse effect on the business, operating results, financial condition or cash flows.
NOTE 12 — OTHER COMPREHENSIVE INCOME
The components of total comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss)	$(578)	$8,553	$915	$8,713
Foreign currency translation adjustment	(183)	(51)	(105)	(106)
Comprehensive income (loss)	$(761)	$8,502	$810	$8,607

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 13 — SUBSEQUENT EVENTS
On July 30, 2012, without any admission of liability or wrongdoing, the Company and the Minnesota Attorney General entered into a Settlement Agreement, Release and Order (“the Settlement Agreement”) to settle the Lawsuit and resolve fully all disputes which in any way relate to, arise out of, emanate from, or otherwise involve the Lawsuit and all investigations by the Minnesota Attorney General, the Minnesota Department of Commerce, and the Minnesota Department of Human Services relating to the Company. For additional information, refer to Note 11, "Legal".

On August 6, 2012 the Company entered into a new master professional services agreement (the "2012 MPSA") with Ascension Health, a Missouri non-profit corporation ("Ascension"). The 2012 MPSA is effective as of August 6, 2012 and has a term of five years. The 2012 MPSA continues the Company's relationship with Ascension which commenced in October 2004 and was extended under the prior five-year master services agreement dated December 13, 2007 (the "Legacy Agreement"). Pursuant to the 2012 MPSA, the Company will continue to offer its revenue cycle service offering to hospitals affiliated with Ascension. Each Ascension affiliate hospital system that chooses to receive services under the 2012 MPSA will be required to execute a supplement agreement. Additionally, the 2012 MPSA includes new terms for the Ascension affiliated hospitals regarding the measurement of incentive payments due to the Company for services provided after June 30, 2012. The Company expects that all or substantially all of the hospitals affiliated with Ascension that are currently parties to separate managed service contracts with the Company under the Legacy Agreement will opt into new supplement agreements under the 2012 MPSA. The new supplement agreements will include the final agreement on the incentive payments due to the Company under the Legacy Agreement. No affiliate hospital has yet signed a supplement agreement between August 6, 2012, the effective date of the 2012 MPSA, and August 9, 2012, the date of this filing.

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

Our physician advisory services offering assists hospitals navigate the path to compliant revenue by providing concurrent level of care billing classification reviews, as well as retrospective chart audits. This proactive case management increases our customers' compliance with the Centers for Medicare & Medicaid Services (CMS) and commercial payor policies and reduces their exposure to the risk of having to return previously recorded revenue. Our customers typically are multi-hospital systems, including faith-based or community healthcare systems, academic medical centers and independent ambulatory clinics, and their affiliated physician practice groups.

To implement our solutions, we assume responsibility for managing the hospital's revenue cycle operations in compliance with the hospital's established policies and standard operating procedures. We also assume responsibility for the cost of the hospital's revenue cycle operations including agreements and costs associated with related third-party services, and the payroll and benefit costs associated with the hospital's employees conducting revenue cycle activities, some of whom will become Accretive employees for all purposes. We often supplement the customer's existing staff involved in such operations with seasoned Accretive Health personnel. A customer's revenue improvements and cost savings generally increase over time as we deploy additional programs and as the programs we implement become more effective, which in turn provides visibility into our future revenue and profitability.

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

FINANCIAL OPERATIONS OVERVIEW
Net Services Revenue
We derive our net services revenue primarily from service contracts under which we manage our customers' revenue cycle.

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

In addition, we earn revenue from other services, which primarily include revenue from our physician advisory services offering and, to a lesser extent, our share of revenues associated with the collection of dormant patient accounts (more than 365 days old) under some of our service contracts. Some of our service contracts entitle customers to receive a share of the cost savings we achieve from operating their revenue cycle. This share is returned to customers as a reduction in subsequent base fees. Our services revenue is reported net of cost sharing, and we refer to this as our net services revenue.

The following table summarizes the composition of our net services revenue for the three and six months ended June 30, 2012 and 2011, on a percentage basis:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net base fees for managed service contracts	82.2%	81.2%	83.5%	83.7%
Incentive payments for managed service contracts	11.6%	14.1%	10.5%	12.4%
Other services	6.2%	4.7%	6.0%	3.9%
Net services revenue	100.0%	100.0%	100.0%	100.0%

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
In 2011, the FASB issued Accounting Standards Update ("ASU") ASU No. 2011-05, Presentation of Comprehensive Income, and ASU No. 2011-12, Deferral of the Effective Date for Amendment to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The prior option to report other comprehensive income and its components in the statement of stockholders’ equity has been eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. These ASUs are effective for interim annual reporting periods beginning after December 15, 2011 and retrospective application is required. The adoption of these ASUs changed the financial statement presentation of comprehensive income but did not have an impact on net income, financial position, or cash flows.

CONSOLIDATED RESULTS OF OPERATIONS
Our key consolidated financial and operating data are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net services revenue	$236,687	$183,587	$490,429	$347,301
Costs of services	191,374	136,530	400,407	266,071
Operating margin	45,313	47,057	90,022	81,230
Other operating expenses
Infused management and technology	25,990	21,210	51,067	40,742
Selling, general and administrative	20,631	12,618	37,919	26,858
Total operating expenses	46,621	33,828	88,986	67,600
Income (loss) from operations	(1,308)	13,229	1,036	13,630
Interest income, net	—	6	1	15
Income (loss) before provision for income taxes	(1,308)	13,235	1,037	13,645
Provision (benefit) for income taxes	(730)	4,682	122	4,932
Net income (loss)	$(578)	$8,553	$915	$8,713
Operating Expense Details:
Infused management and technology expense, excluding depreciation and amortization expense and share-based compensation expense	$22,493	$17,518	$43,189	$33,933
Selling, general and administrative expense, excluding depreciation and amortization expense and share-based compensation expense	16,570	9,934	28,847	20,461
Depreciation and amortization expense(1)	2,053	1,516	3,952	2,979
Share-based compensation expense(2)	5,505	4,860	12,998	10,227
Total operating expenses	$46,621	$33,828	$88,986	$67,600
Other operating and Non-GAAP financial data
Adjusted EBITDA(3)	$7,257	$20,708	$20,136	$29,082

	As of June 30,
	2012	2011
	(In millions)
Projected contracted annual revenue run rate(4)
Net base fees for managed service contracts	$716 to $720	$661 to $665
Incentive payments for managed service contracts	$89 to $99	$130 to $141
Other services	$56 to $58	$49 to $51
Total Projected contracted annual revenue run rate	$861 to $877	$840 to $857
___________________________

(1)
We allocate depreciation and amortization expense between infused management and technology expenses, selling, general and administrative expenses, and cost of services. The following table summarized the composition of our depreciation and amortization expense for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Depreciation and Amortization Expense Allocation Details:
Infused management and technology expense	$1,355	$983	$2,646	$1,876
Selling, general and administrative expense	698	533	1,306	1,103
Depreciation and amortization expense allocated to operating expenses	$2,053	$1,516	$3,952	$2,979

Depreciation and amortization expenses allocated to costs of services	569	601	1,126	1,135
Total depreciation and amortization expense	$2,622	$2,117	$5,078	$4,114

(2) We allocate share-based expense between infused management and technology expenses, selling, general and administrative expenses, and cost of services. The following table summarized the composition of our share based compensation expense for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Share-Based Compensation Expense Allocation Details:
Infused management and technology expense	$2,142	$2,709	$5,232	$4,933
Selling, general and administrative expense	3,363	2,151	7,766	5,294
Share-based compensation expense allocated to operating expenses	$5,505	$4,860	$12,998	$10,227

Share-based compensation expenses allocated to costs of services	438	502	1,024	1,111
Total share-based compensation expense	$5,943	$5,362	$14,022	$11,338

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

PCARR is calculated by accumulating our estimates of the next 12 months’ base fees, cost saving sharing credits and incentive payments for each contract in place at the reporting date. Our base fee estimate is based on the contractual agreement with each customer relating to the services that we will provide and the costs that the customer was incurring for completing such activities prior to entering into its agreement with us. Our estimates for cost sharing credits and incentive payments are based on the Company’s prior experiences regarding the level of cost reductions and increases in net revenue yield and its management’s experience regarding potential reductions in total medical cost for a defined patient population, which are likely to be earned during each year a contract is in place given the level of infused management as well as the degree to which we have implemented our technology. We update these estimates regularly to incorporate changes in activities under management for a specific contract, and changes in our overall experience with our portfolio of contracts. There were no significant changes in our overall assumptions used in the calculation of PCARR as of June 30, 2012.

Substantially all of our contracts have “evergreen” provisions that extend the term of our services automatically unless the customer provides notification of non-renewal. Therefore, unless a notice of non-renewal has been received, our PCARR calculation assumes that each contract that has an evergreen provision and is in place at the reporting date will continue for at least the next 12 months. In the event that we receive a non-renewal or termination notice from a customer, we reduce the PCARR calculation by the amount associated with that specific contract for any periods after the contract’s then current end date or termination date. At June 30, 2012, PCARR includes approximately $197 million related to periods subject to assumed contract extensions, primarily relating to the extension of the Ascension master services agreement. We entered into a new five-year master professional services agreement with Ascension Health on August 6, 2012. Refer to Note 13, "Subsequent Events".
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
Net Services Revenues
The following table summarizes the composition of our net services revenue for the three months ended June 30, 2012 and 2011, respectively (in thousands):

	Three Months Ended
	June 30,
	2012	2011
Net base fees for managed service contracts	$194,670	$149,112
Incentive payments for managed service contracts	27,520	25,921
Other services	14,497	8,554
Net services revenue	$236,687	$183,587

Net services revenue increased $53.1 million, or 28.9%, to $236.7 million for the three months ended June 30, 2012, from $183.6 million for the three months ended June 30, 2011, net of the impact of the loss of Fairview. The wind down of our Minnesota operations, as disclosed in Part II, Item 1. "Legal Proceedings", reduced the projected contracted annual revenue run rate and resulted in a negative impact on our consolidated financial position, results of operations, and cash flows. As disclosed in Note 4, "Segments and Concentrations", the net services revenue from Fairview, our former largest client in Minnesota, decreased by $17.0 million, from $25.4 million for the three months ended June 30, 2011 to $8.4 million for the three months ended June 30, 2012. This decrease was offset by incremental revenues from our new and existing clients with whom we had managed service contracts as of June 30, 2012.
Net base fee revenue, which accounted for the majority of the increase, increased $45.6 million, to $194.7 million for the three months ended June 30, 2012, from $149.1 million for the three months ended June 30, 2011. The increase was primarily due to an increase in the number and size of hospitals with which we had managed service contracts. In addition, incentive payment revenues increased by $1.6 million, to $27.5 million for the three months ended June 30, 2012, from $25.9 million for the three months ended June 30, 2011, consistent with the increases that generally occur as our managed service contracts mature. All other revenues increased by $5.9 million, to $14.5 million for the three months ended June 30, 2012 from $8.6 million for the three months ended June 30, 2011, as we continued to expand our specialized services such as emergency room physician advisory services.
Our projected contracted annual revenue run rate at June 30, 2012 was $861 million to $877 million compared to $840 million to $857 million at June 30, 2011. Based on the midpoint of the two ranges, our projected contracted annual revenue run rate as of June 30, 2012 increased by $21 million, or 2.5%. We define our projected contracted annual revenue run rate as the expected total net services revenue for the subsequent twelve months for all healthcare providers for which we are providing services that are under contract as of the end of the reporting period.
Costs of Services
Our costs of services increased $54.8 million, or 40.2%, to $191.4 million for the three months ended June 30, 2012, from $136.5 million for the three months ended June 30, 2011. The increase in costs of services was primarily attributable to the increase in the number and size of hospitals for which we provide managed services, offset by the reduction in the costs of services due to the wind down of our Minnesota operations.
Operating Margin
Operating margin decreased $1.7 million, or 3.7%, to $45.3 million for the three months ended June 30, 2012 from $47.1 million for the three months ended June 30, 2011. The operating margin as a percentage of net services revenue decreased from 25.6% for the three months ended June 30, 2011 to 19.1% for the three months ended June 30, 2012, due to the reduction of incentive revenue resulting from contract terminations associated with the Minnesota litigation, lower margins from certain large customer contracts that are in their early stage of our relationship, distractions caused by the Minnesota Attorney General matters, and the lower incentive payments as a percentage of our total net services revenue.
Operating Expenses
Infused management and technology expenses increased $4.8 million, or 22.5%, to $26.0 million for the three months ended June 30, 2012, from $21.2 million for the three months ended June 30, 2011. The increase was primarily due to the incremental costs related to our management personnel deployed at customer facilities, and an increase in the number of new management personnel being hired and trained in anticipation of their deployment to customer sites.
Selling, general and administrative expenses increased $8.0 million, or 63.5%, to $20.6 million for the three months ended June 30, 2012, from $12.6 million for the three months ended June 30, 2011. The increase included net incremental business development expenses of approximately $1.4 million, net of share-based compensation expense, an increase in our allowance for doubtful accounts of $3.1 million, and an increase of $1.9 million related to the legal defense and crisis management costs arising from the Minnesota Attorney General matters (comprised of $10.6 million of charges, less insurance recoveries of $8.7 million). The increase included $1.4 million of additional depreciation, amortization and share-based compensation expense as discussed below.
We allocate share-based compensation expense and depreciation and amortization expense between cost of services, infused management expenses and selling, general and administrative expenses. During the three months ended June 30, 2012, the following changes affected the infused management and selling, general and administrative expense categories:

	Three Months Ended
	June 30,		Change
	2012	2011	Amount	Percent
	(In thousands)
Share-Based Compensation Expense Allocation Details:
Infused management and technology expense	$2,142	$2,709	$(567)	(20.9)%
Selling, general and administrative expense	3,363	2,151	1,212	56.3%
Share-based compensation expense allocated to operating expenses	$5,505	$4,860	$645	13.3%

Depreciation and Amortization Expense Allocation Details:
Infused management and technology expense	$1,355	$983	$372	37.8%
Selling, general and administrative expense	698	533	165	31.0%
Depreciation and amortization expense allocated to operating expenses	$2,053	$1,516	$537	35.4%

•
Share-based compensation expense increased $0.6 million, or 13.3%, to $5.5 million for the three months ended June 30, 2012 from $4.9 million for the three months ended June 30, 2011. The increase was primarily due to the vesting of previously granted stock options and restricted stock awards associated with the continued increase in the number of employees and their tenure with us.

•	Depreciation and amortization expense increased $0.5 million, or 35.4%, to $2.1 million for the three months ended

June 30, 2012, from $1.5 million for the three months ended June 30, 2011, due to the addition of internally developed software, computer equipment, furniture and fixtures, and other property to support our growing operations.
For the three months ended June 30, 2012, approximately $0.4 million and $0.6 million of share-based compensation expense and depreciation and amortization expense, respectively, was allocated to cost of services primarily due to the expansion of our shared services centers. For the three months ended June 30, 2011, approximately $0.5 million and $0.6 million of share-based compensation expense and depreciation and amortization expense, respectively, was allocated to cost of services.
Income Taxes
Tax expense decreased $5.4 million to $(0.7) million for the three months ended June 30, 2012, from $4.7 million for the three months ended June 30, 2011. The decrease was primarily due to a pretax loss for the three months ended June 30, 2012.
Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
Net Services Revenues
The following table summarizes the composition of our net services revenue for the six months ended June 30, 2012 and 2011, respectively (in thousands):

	Six Months Ended
	June 30,
	2012	2011
Net base fees for managed service contracts	$409,420	$290,844
Incentive payments for managed service contracts	51,464	43,231
Other services	29,545	13,226
Net services revenue	$490,429	$347,301

Net services revenue increased $143.1 million, or 41.2%, to $490.4 million for the six months ended June 30, 2012, from $347.3 million for the six months ended June 30, 2011, net of the impact of the loss of Fairview. The wind down of our Minnesota operations, as disclosed in Part II, Item 1. "Legal Proceedings", reduced the projected contracted annual revenue run rate and resulted in a negative impact on our consolidated financial position, results of operations, and cash flows. As noted in Note 4, "Segments and Concentrations", the net services revenue from Fairview, our former largest client in Minnesota, decreased by $16.4 million from $49.9 million for the six months ended June 30, 2011 to $33.5 million for the six months ended June 30, 2012. This decrease was offset by incremental revenues from our new and existing clients with whom we had managed service contracts as of June 30, 2012.
The largest component of the increase, net base fee revenue, increased $118.6 million, to $409.4 million for the six months ended June 30, 2012, from $290.8 million for the six months ended June 30, 2011, primarily due to an increase in the size of hospitals with which we had managed service contracts. In addition, incentive payment revenues increased by $8.2 million, to $51.5 million for the six months ended June 30, 2012, from $43.2 million for the six months ended June 30, 2011, consistent with the increases that generally occur as our managed service contracts mature. All other revenues increased by $16.3 million, to $29.5 million for the six months ended June 30, 2012 from $13.2 million for the six months ended June 30, 2011, as we continued to expand our specialized services such as emergency room physician advisory services.
Costs of Services
Our costs of services increased $134.3 million, or 50.5%, to $400.4 million for the six months ended June 30, 2012, from $266.1 million for the six months ended June 30, 2011. The increase in costs of services was primarily attributable to the increase in the number and size of hospitals for which we provide managed services, offset by the reduction in the costs of services due to the wind down of our Minnesota operations.
Operating Margin
Operating margin increased $8.8 million, or 10.8%, to $90.0 million for the six months ended June 30, 2012 from $81.2 million for the six months ended June 30, 2011. The operating margin as a percentage of net services revenue decreased from 23.4% for the six months ended June 30, 2011 to 18.4% for the six months ended June 30, 2012, due to the reduction of incentive revenue resulting from contract terminations associated with the Minnesota litigation, lower margins from certain large customer contracts that are in their early stage of our relationship, distractions caused by the Minnesota Attorney General matters, and the lower incentive payments as a percentage of our total net services revenue.

Operating Expenses
Infused management and technology expenses increased $10.3 million, or 25.3%, to $51.1 million for the six months ended June 30, 2012, from $40.7 million for the six months ended June 30, 2011. The increase was primarily due to the incremental costs related to our quality and total cost of care offering, an increase in the number of our management personnel deployed at customer facilities, and an increase in the number of new management personnel being hired and trained in anticipation of their deployment to customer sites.
Selling, general and administrative expenses increased $11.1 million, or 41.2%, to $37.9 million for the six months ended June 30, 2012, from $26.9 million for the six months ended June 30, 2011. The increase included net incremental business development expenses of approximately $3.5 million, net of share-based compensation expense, $3.8 million of bad debt expense, as well as $2.6 million related to the legal defense and crisis management costs arising from the Minnesota Attorney General matters (comprised of $12.0 million of charges, less insurance recoveries of $9.4 million). For the six months ended June 30, 2011, the Company had $1.0 million of secondary offering costs which did not recur in 2012. The increase also included $2.7 million of additional depreciation, amortization and share-based compensation expense as discussed below.
We allocate share-based compensation expense and depreciation and amortization expense between cost of services, infused management expenses and selling, general and administrative expenses. During the six months ended June 30, 2012, the following changes affected the infused management and selling, general, and administrative expense categories:

	Six Months Ended
	June 30,		Change
	2012	2011	Amount	Percent
	(In thousands)
Share-Based Compensation Expense Allocation Details:
Infused management and technology expense	$5,232	$4,933	$299	6.1%
Selling, general and administrative expense	7,766	5,294	2,472	46.7%
Share-based compensation expense allocated to operating expenses	$12,998	$10,227	$2,771	27.1%

Depreciation and Amortization Expense Allocation Details:
Infused management and technology expense	$2,646	$1,876	$770	41.0%
Selling, general and administrative expense	1,306	1,103	203	18.4%
Depreciation and amortization expense allocated to operating expenses	$3,952	$2,979	$973	32.7%

•
Share-based compensation expense increased $2.8 million, or 27.1%, to $13.0 million for the six months ended June 30, 2012 from $10.2 million for the six months ended June 30, 2011. The increase was primarily due to IPO-related option grants for executive officers, employees and non-employee directors for which we did not begin to recognize expense until the second quarter of 2010 when the price of these options was determined, as well as vesting of previously granted stock options and restricted stock awards associated with the continued increase in the number of employees and their tenure with us.

•
Depreciation and amortization expense increased $1.0 million, or 32.7%, to $4.0 million for the six months ended June 30, 2012, from $3.0 million for the six months ended June 30, 2011, due to the addition of internally developed software, computer equipment, furniture and fixtures, and other property to support our growing operations.

For the six months ended June 30, 2012, approximately $1.0 million and $1.1 million of share-based compensation expense and depreciation and amortization expense, respectively, was allocated to cost of services due to the expansion of our shared services centers. For the six months ended June 30, 2011, approximately $1.1 million and $1.1 million of share-based compensation expense and depreciation and amortization expense, respectively, was allocated to cost of services.
Income Taxes
Tax expense decreased $4.8 million to $0.1 million for the six months ended June 30, 2012, from $4.9 million for the six months ended June 30, 2011. The decrease was primarily due to a reduction in the Company's pretax income.
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
Our cash and cash equivalents were $200.9 million at June 30, 2012 as compared to $196.7 million as of December 31, 2011. Our initial public offering (the "IPO"), which closed on May 25, 2010, generated gross proceeds to us of $80.8 million, net of underwriting discounts and offering expenses. Through June 30, 2012, we have not used any of our proceeds from the IPO, which are invested in highly liquid money market funds.
Cash flows from operating, investing and financing activities, as reflected in our condensed consolidated statements of cash flows, are summarized in the following table (in thousands):

	Six Months Ended
	June 30,
	2012	2011
Net cash provided by (used in):
Operating activities	$6,161	$(28,466)
Investing activities	(9,900)	(5,818)
Financing activities	7,969	29,099

Operating Activities
Cash provided by operating activities for the six months ended June 30, 2012 totaled $6.2 million, as compared to $28.5 million used in operating activities for the six months ended June 30, 2011.
Receivables from customers increased by $30.8 million during the six months ended June 30, 2012 primarily due to the increased net services revenues and the timing of customer payments. The Company's trade receivables over 180 days old increased by $19.3 million from $2.7 million as of December 31, 2011 to $22.0 million as of June 30, 2012. As a percentage of net receivables, the trade receivables over 180 days old increased from 3% as of December 31, 2011 to 18% as of June 30, 2012. The majority of the increase relates to Ascension-affiliated hospitals that deferred paying their trade receivables pending the signing of the new master professional services agreement (the "2012 MPSA") with Ascension Health which the parties executed on August 6, 2012. Subsequent to June 30, 2012 and prior to the date of this 10-Q filing, payments of $0.4 million of the $22.0 million, of over 180 days old trade receivables, had been collected. Almost all of the remaining net trade receivables over 180 days old, $21.6 million, had just recently aged over 180 days in the current quarter. We had $39.9 million and $33.5 million of trade accounts receivable from hospitals affiliated with Ascension Health as of June 30, 2012 and December 31, 2011, respectively. As disclosed in Part II, Item 1. "Legal Proceedings", as a part of our settlement of the Minnesota Attorney General lawsuit, we are voluntarily ceasing our Minnesota operations. The outstanding trade receivables from Minnesota clients as of June 30, 2012, are approximately $34.0 million, including outstanding trade receivables from Fairview as of June 30, 2012 of $25.5 million. We believe that our billings are in accordance with the terms of the contracts. If necessary, we will seek payment of the amounts due through the dispute resolution and arbitration provisions of the contracts. Accretive Health and Fairview are in discussions regarding the settlement of the amounts owed to each other. The amounts are deemed collectible and therefore no allowance has been recorded for these amounts.
For the six months ended June 30, 2012 and June 30, 2011 excess tax benefits from equity-based awards of $3.1 million and $16.9 million, respectively, resulted in an equivalent increase in prepaid taxes as these benefits could not be used in the current period, but they are expected to offset the tax payable for the year ending December 31, 2012.
Accounts payable and accrued service costs increased by $36.8 million and $4.3 million for the six months ended June 30, 2012 and 2011, respectively, due to the timing of vendor payments.
Accrued compensation and benefits decreased by $12.8 million for the six months ended June 30, 2012 primarily due to the revised full year projections.

Investing Activities
Cash used in investing activities was $9.9 million for the six months ended June 30, 2012, which included approximately $10.2 million of capital expenditures, offset by $0.3 million of note receivable collections. Cash used in investing activities for the six months ended June 30, 2011 totaled $5.8 million. Use of cash in these periods primarily related to the purchase of furniture and fixtures, leasehold improvements, computer hardware and software to support the growth of our business.
Financing Activities
Cash provided by financing activities was $8.0 million and $29.1 million for the six months ended June 30, 2012 and June 30, 2011, respectively, primarily due to the receipt of proceeds from our employees' stock option exercises and the related favorable tax effect.
Revolving Credit Facility and Compensating Balance Arrangements
We maintain an outstanding line of credit with the Bank of Montreal in the amount of $3 million. The $3 million line of credit can only be utilized by us in the form of Letters of Credit and is secured by a $5 million demand deposit with the Bank of Montreal. Any amounts outstanding under the line of credit accrue interest at the greater of the bank-established prime commercial rate, a LIBOR plus 1% rate, or a rate that combines the characteristics of both. The line of credit has an initial term of three years and is renewable annually thereafter. As of June 30, 2012, we had outstanding letters of credit of approximately $2.5 million, which reduced the available line of credit to $0.5 million.
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
The following table presents a reconciliation of adjusted EBITDA to net income, the most comparable GAAP measure (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss)	$(578)	$8,553	$915	$8,713
Net interest income (a)	—	(6)	(1)	(15)
Provision (benefit) for income taxes	(730)	4,682	122	4,932
Depreciation and amortization expense	2,622	2,117	5,078	4,114
EBITDA	1,314	15,346	6,114	17,744
Stock compensation expense	5,943	5,362	14,022	11,338
Adjusted EBITDA	$7,257	$20,708	$20,136	$29,082
_________________________

(a)	Net interest income represents earnings from our cash and cash equivalents. No debt or other interest-bearing obligations were outstanding during any of the periods presented.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2011, as amended. Our exposures to market risk have not changed materially since December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2012. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Legal Proceedings
Minnesota Attorney General and Similar Matters
On January 19, 2012, the State of Minnesota, by its Attorney General, filed a complaint against us in the United States District Court for the District of Minnesota alleging violations of federal and Minnesota state health privacy laws and regulations, Minnesota debt collection laws, and Minnesota consumer protection laws resulting from, among other things, the theft in Minnesota in July 2011 of an employee's laptop that contained protected health information. The complaint was amended by a First Amended Complaint filed by the Minnesota Attorney General on February 29, 2012 and a Second Amended Complaint filed on July 3, 2012 (as so amended, the “Lawsuit”). We moved to dismiss each of the complaints in their entirety with prejudice asserting that the complaints were without merit. In addition, on April 24, 2012, the Attorney General released to the public a compliance review alleging, or raising questions about, our non-compliance with federal and Minnesota health privacy laws, the federal Fair Credit Reporting Act, the federal Emergency Medical Treatment and Labor Act, federal and Minnesota debt collections laws, and Minnesota consumer protection laws. Some, but not all, of the alleged violations of law and supporting factual allegations were the same as those alleged in the Lawsuit. On July 30, 2012, without any admission of liability or wrongdoing, we and the Minnesota Attorney General entered into a Settlement Agreement, Release and Order (the "Settlement Agreement”) to settle the Lawsuit and resolve fully all disputes which in any way relate to, arise out of, emanate from, or otherwise involve the Lawsuit and all investigations by the Minnesota Attorney General, the Minnesota Department of Commerce, and the Minnesota Department of Human Services relating to us. The Settlement Agreement included a $2.5 million settlement sum, our voluntary agreement to wind down our Minnesota business operations and not to conduct business in the state of Minnesota, or on behalf of a Minnesota client, for a two-year period following the wind down date (other than any continuation of prior licensing of the Company's technology), and contemplates potential restrictions on any future Minnesota operations should we choose to resume operations in Minnesota in accordance with the terms of the Settlement Agreement.
On January 25, 2012, the Commissioner of the Minnesota Department of Commerce (the "Commissioner”) served an administrative subpoena on us seeking information and documents about the debt collection practices and the privacy of personal and health data within our possession or control. On February 3, 2012, we entered into a Consent Cease and Desist Order with the Minnesota Commerce Commissioner. As a result of the Order, we voluntarily agreed to cease all debt collection activity in the State of Minnesota. The Commissioner's investigation was fully and finally resolved through the Settlement Agreement described above.
On March 27, 2012, the Federal Trade Commission issued a Civil Investigative Demand to us (the "Demand") to determine whether we may have violated Section 5 of the Federal Trade Commission Act, as it relates to deceptive or unfair acts or practices related to consumer privacy and/or data security, the Fair Credit Reporting Act or the Fair Debt Collection Practices Act. Pursuant to the Demand, the Federal Trade Commission seeks documents and responses that primarily concern the collection, use, security, and privacy of personal and health data within our possession or control, statements to consumers about such data, the use of various forms of scoring, and policies and practices regarding collections. We are fully cooperating with the investigation.
Primarily based on allegations made in the Minnesota Attorney General's compliance review described above: (1) on April 27, 2012, Senator Al Franken of Minnesota sent a letter to us requesting written responses to a series of questions about our business practices for the Fairview Hospital System in Minnesota and (2) on May 2, 2012, Energy and Commerce Committee Ranking Member Henry A. Waxman, Oversight and Investigations Subcommittee Ranking Member Diana DeGette, and Commerce, Manufacturing, and Trade Subcommittee Ranking Member G. K. Butterfield sent a letter to us requesting written responses to a series of questions about our business practices and potential violation of certain federal privacy and debt collection laws. We have responded to both the Senate and House inquiries.
Beginning in late April 2012, we have been named as a defendant in several putative securities class actions that have been filed in the U.S. District Court for the Northern District of Illinois. The primary allegations are that our public statements, including filings with the Securities and Exchange Commission, were false and/or misleading about our violations of certain federal and Minnesota privacy and debt collection laws. In addition, we and our directors have been named in several putative shareholder derivative lawsuits filed in the U.S. District Court for the Northern District of Illinois and the Circuit Court of Cook County, Illinois. The primary allegations are that the directors breached their fiduciary duties in connection with the alleged violations of certain federal and Minnesota privacy and debt collection laws. We believe that we have meritorious defenses in all of these cases and intend to vigorously defend ourselves and directors against these claims.
On June 12, 2012, the Illinois Department of Financial and Professional Regulation issued an administrative complaint seeking to impose reciprocal “sister state discipline” against our Illinois debt collection license based on the February 3, 2012 Consent Judgment with Commissioner of the Minnesota Department of Commerce. We believe that we have meritorious defenses to the complaint and intend to vigorously defend ourselves against the claim. In addition, we have received regulatory inquiries from two other states with respect to our operations and patient contacts in those states. We have provided the requested information and are fully cooperating with those inquiries.
In connection with the Settlement Agreement and other matters described above, we have incurred, through June 30, 2012, charges of approximately $12.0 million, including the settlement sum, defense costs, and other expenses. A substantial portion of the above charges that directly relate to the Lawsuit are covered under our existing insurance policy. For the six months ended June 30, 2012, we expensed approximately $2.6 million of the above charges, consisting of the insurance deductible and other costs not covered by the policy. As of June 30, 2012, our insurance receivable was approximately $7.9 million and is included in other current assets in the consolidated balance sheet.
The final outcome and impact of these matters, and any related claims and investigations that may be brought in the future, are subject to many variables, and cannot be predicted. We establish accruals only for those matters where it is determined that a loss is probable and the amount of loss can be reasonably estimated. While it is reasonably possible that these matters could have a material adverse effect on our business, operating results, financial condition or cash flows during any particular quarterly or annual period, it is currently not possible to reasonably estimate the aggregate amount of losses which we may incur in connection with these matters.
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
We have been profitable on an annual basis only since the year ended December 31, 2007, and we incurred net losses in the quarters ended March 31, 2007, December 31, 2007, March 31, 2008, December 31, 2008, March 31, 2009, and June 30, 2012. We may not succeed in maintaining our profitability on an annual basis and could incur quarterly or annual losses in future periods. We recently have incurred, and expect to incur during the remainder of 2012, significant expense related to, among other things, legal defense and crisis management costs, and stranded personnel costs arising from the lawsuit filed in January 2012 by the Minnesota Attorney General, that is described above in Part II, Item 1 "Legal Proceedings" and that we recently settled. Further, we anticipate incurring significant additional costs for technology to improve the quality and reliability of the processes used to secure patient health information.

In addition, we intend to continue to increase our operating expenses as we grow our business. We also expect to continue to make investments in our proprietary technology applications, sales and marketing, infrastructure, facilities and other resources as we expand our operations, thus incurring additional costs. If our revenue does not increase to offset these increases in costs, our operating results would be adversely affected. You should not consider our historic revenue and net income growth rates as indicative of future growth rates, and we cannot assure you that we will be able to maintain or increase our profitability in the future. Each of the risks described in this “Risk Factors” section, as well as other factors, may adversely affect our future operating results and profitability.
The loss of our contracts arising as a result of the Minnesota litigation will adversely affect our operating results.
On March 29, 2012, we reported that we and Fairview Health Services, or Fairview, had decided to amend the revenue cycle operations agreement between us to transition the management of those operations to Fairview leadership. On April 27, 2012, we reported that we had received a notice of termination from Fairview of the quality and total cost of care services contract between us. Fairview accounted for 12.2% and 10.7% of our total net services revenue in the years ended December 31, 2011 and 2010, respectively, and 7% and 14% of our total net services revenue in the six months ended June 30, 2012 and 2011, respectively. In connection with the settlement of the Minnesota Attorney General lawsuit as disclosed in Part II, Item 1. “Legal Proceedings”, we agreed to voluntarily cease all remaining operations in Minnesota and we are presently winding down our operations with our Minnesota clients. We expect that the loss of our customer contracts arising from this matter will cause our net services revenue and net income for 2012 to be lower than previously expected and will adversely affect our operating results.
Litigation brought against us may materially adversely affect our business, financial condition, operating results and cash flows.
We were named as a defendant in a lawsuit filed in January 2012 by the Minnesota Attorney General alleging violations of federal and Minnesota state health privacy laws and regulations, Minnesota debt collection laws and Minnesota consumer protection laws resulting from, among other things, the theft in Minnesota in July 2011 of an employee's laptop that contained protected health information. In addition, on April 24, 2012, the Attorney General released to the public a “Compliance Review” alleging, or raising questions about, our non-compliance with federal and Minnesota health privacy laws, the federal Fair Credit Reporting Act, the federal Emergency Medical Treatment and Labor Act, federal and Minnesota debt collections laws and Minnesota consumer protection laws. Although all disputes with the Minnesota Attorney General (and related investigations by the Minnesota Department of Commerce and Minnesota Department of Human Services) were fully and finally resolved in a Settlement Agreement, Release, and Order dated July 30, 2012, without any admission of liability or wrongdoing by us, the allegations contained in the Minnesota Attorney General's lawsuit and Compliance Review have led to follow-on investigations and inquiries from the Federal Trade Commission, or FTC, and Congress, a regulatory proceeding involving a state agency in Illinois and regulatory inquiries in two other states, and several securities-related class action and derivative lawsuits filed against us and certain of our officers and directors. These matters have resulted in widespread, unfavorable publicity for us.
The foregoing matters and attendant publicity have materially adversely affected, and may continue to materially adversely affect, our business, financial condition, operating results and cash flows in various ways, including the following:

•
as previously reported, we and Fairview have decided to amend the revenue cycle operations agreement between us to transition the management of those operations to Fairview leadership, and we have received a notice of termination from Fairview of the quality and total cost of care services contract between us;

•
as previously reported, in connection with the settlement of the Minnesota Attorney General lawsuit, as disclosed in Part II, Item 1 "Legal Proceedings", we have voluntarily agreed to cease all remaining operations in the Minnesota and are presently winding down our operations with our Minnesota clients;

•	other customers may seek to terminate or modify their service contracts with us;

•
potential new customers may be deterred from entering into service contracts with us and the terms on which we are able to enter into new service contracts, or renew contracts with existing customers, may be less favorable to us;

•	the time and attention of management is being diverted from our business;

•	we may encounter increased difficulty in attracting and retaining employees;

•	we have incurred, and expect to continue to incur, substantial legal and other expenses in defending the pending and recently settled lawsuits; and

•	the pending lawsuits could subject us to significant liability or result in significant settlement payments.
In addition, as a result of the allegations made by the Minnesota Attorney General, and in the other proceedings described above, other governmental authorities could initiate inquiries into our business practices, and additional lawsuits may be filed against us. Additional litigation could result in the incurrence of substantial additional expense, subject us to significant liability or result in significant settlement payments, further divert management's attention from our business, and thereby materially adversely affect our business, financial condition, operating results and cash flows.

Hospitals affiliated with Ascension Health currently account for a significant portion of our net services revenue, and we have several customers that have each accounted for 10% or more of our net services revenue in past fiscal periods. The termination or expiration of our new master services agreement with Ascension Health, or any significant loss of business from our large customers, would have a material adverse effect on our business, results of operations and financial condition.

As previously reported, on August 6, 2012, we entered into a new master professional services agreement with Ascension Health, which has a five year term and which we refer to as the new Ascension agreement. Under our prior master services agreement with Ascension Health dated December 31, 2007, which we refer to as the "Legacy Agreement", we continue to provide services to hospitals affiliated with Ascension Health that executed separate managed service contracts with us. Hospitals affiliated with Ascension Health that are currently receiving services from us under separate managed service contracts under the Legacy Agreement will be required to make a choice to either opt in to the new Ascension agreement by executing a new supplement agreement with us or to continue their service relationships with us pursuant to the terms and conditions of the Legacy Agreement and their separate managed service contracts with us.

Hospitals affiliated with Ascension Health have accounted for a significant portion of our net services revenue each year since our formation. In the years ended December 31, 2011, 2010 and 2009, aggregate revenue from hospitals affiliated with Ascension Health represented 40.8%, 50.7% and 60.3% of our total net services revenue in such periods and 32.6% and 46.4% of our total net services revenue in the six months ended June 30, 2012 and 2011, respectively. In some fiscal periods, individual hospitals affiliated with Ascension Health have each accounted for 10% or more of our total net services revenue. For example, in the years ended December 31, 2010 and 2009 revenue from St. John Health (an affiliate of Ascension Health) was equal to 11.1% and 13.0%, respectively, of our total net services revenue.

If hospitals affiliated with Ascension Health that are currently parties to separate managed services contracts with us under the Legacy Agreement do not opt into new supplemental agreements with us under the new Ascension agreement and decide not to continue receiving services from us under their managed service contracts under the Legacy Agreement when those managed service contracts expire, our business, results of operations and financial condition may be harmed.

Additionally, Henry Ford Health System, which is not affiliated with Ascension Health and with which we entered into a managed service contract in 2009, accounted for 11.3% of our total net services revenue in the year ended December 31, 2010. St. John Health's and Henry Ford Health System's respective revenue in the year ended December 31, 2011 was less than 10% of our total net services revenue due to the expansion of our customer base and associated revenues. Intermountain Healthcare, which is not affiliated with Ascension Health and with which we entered into a managed service contract in the last quarter of 2011, accounted for 16.8% of our total net services revenue in the six months ended June 30, 2012. Furthermore, Fairview, which is not affiliated with Ascension Health and with which we entered into a managed service contract in 2010, accounted for 12.2% and 10.7% of our total net services revenue in the years ended December 31, 2011 and 2010, respectively, and 6.8% and 14.4% of our total net services revenue in the six months ended June 30, 2012 and 2011, respectively. For the present status of our service contracts with Fairview, please see above risk factor entitled “The loss of our contracts with Fairview Health Services will adversely affect our operating results.”
Pursuant to our Legacy Agreement with Ascension, and the related managed service contracts with hospitals affiliated with Ascension Health, our fees are subject to adjustment in the event quarterly cash collections at these hospitals deteriorate materially after we take over revenue cycle management operations. While these adjustments have never been triggered, if they were, our future fees from hospitals affiliated with Ascension Health that continue to receive our services pursuant to the Legacy Agreement would be reduced. In addition, any of our other customers, including hospitals affiliated with Ascension Health, can elect not to renew their managed service contracts with us upon expiration. We intend to seek renewal of all managed service contracts with our customers, but cannot assure you that all of them will be renewed or that the terms upon which they may be renewed will be as favorable to us as the terms of the initial managed service contracts.
Our inability to renew the managed service contracts or supplements with hospitals affiliated with Ascension Health, the termination of our new Ascension agreement, the loss of any of our other large customers or their failure to renew their managed service contracts with us upon expiration, or a reduction in the fees for our services for these customers would have a material adverse effect on our business, results of operations and financial condition. For example, the termination of our two contracts with Fairview has adversely affected our operating results.

If we are unable to retain our existing customers, our financial condition will suffer.
Our success depends in part upon the retention of our customers, particularly Ascension Health and its affiliated hospitals. We derive our net services revenue primarily from managed service contracts pursuant to which we receive base fees and incentive payments. Customers can elect not to renew their managed service contracts with us upon expiration. If a managed service contract is not renewed or is terminated for any reason, including for example, if we are found to be in violation of any federal or state laws or excluded from participating in federal and state healthcare programs such as Medicare and Medicaid, we will not receive the payments we would have otherwise received over the life of contract. Ascension Health can also terminate a supplement agreement under the new Ascension agreement if the receipt of services under the supplement agreement causes a material negative impact to Ascension Health's brand, reputation or operations, in Ascension Health's good faith estimation, because we provided services for Ascension Health, or similar services for other customers, in a manner that was not authorized by Ascension Health when providing such services for Ascension Health. In addition, financial issues or other changes in customer circumstances, such as a customer change in control, may cause us or the customer to seek to modify or terminate a managed service contract, and either we or the customer may generally terminate a contract for material uncured breach by the other. If we breach a managed service contract or fail to perform in accordance with contractual service levels, we may also be liable to the customer for damages. Any of these events could adversely affect our business, financial condition, operating results and cash flows.
Our new Ascension agreement requires us to offer to Ascension Health's affiliated hospitals service fees that are at least as low as the fees we charge any other similarly situated customer receiving comparable services at comparable or lower volumes.
Our new Ascension agreement requires us to offer to Ascension Health's affiliated hospitals fees for our services that are at least as low as the fees we charge any other similarly-situated customer receiving comparable services at comparable or lower volumes. If we were to offer another similarly-situated customer receiving a comparable or lower volume of comparable services fees that are lower than the fees paid by hospitals affiliated with Ascension Health, we would be obligated to offer such lower fees to hospitals affiliated with Ascension Health, which could have a material adverse effect on our results of operations and financial condition.
Our agreements with hospitals affiliated with Ascension Health and with some other customers include provisions that could impede or delay our ability to enter into managed service contracts with new customers.
Under the terms of our new Ascension agreement with Ascension Health, we cannot begin to negotiate the provision of services to a competitor that is in close proximity to an affiliated hospital that has executed a supplement agreement with us until we have informed and discussed the situation with such hospital affiliate.
In addition, our managed service contract with one customer not affiliated with Ascension Health requires us to consult with such customer before providing services to competitors specified by such customer. The obligations described above could impede or delay our ability to enter into managed service contracts with new customers.
The markets for our revenue cycle management, physician advisory services and quality and total cost of care services may develop more slowly than we expect and some potential customers for our services may be deterred by the lawsuit initiated against us by the Minnesota Attorney General that we recently settled and resulting related legal proceedings, which could adversely affect our revenue and our ability to maintain or increase our profitability. As a result of Fairview's termination of its contract with us for quality and total cost of care services, we currently have no customers for this service offering.
Our success depends, in part, on the willingness of hospitals, physicians and other healthcare providers to implement integrated solutions that span the entire revenue cycle, which encompasses patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections. Our success also depends on healthcare providers' willingness to move away from traditional fee-for-service payment systems and toward accountable care organizations and similar initiatives, or to adjust their process for performing the classification of care assessment. Some hospitals may be reluctant or unwilling to implement our solutions for a number of reasons, including failure to perceive the need for improved revenue cycle operations, quality and total cost of care services or physician advisory services, and lack of knowledge about the potential benefits our solutions provide. In addition, some potential customers for our services may be deterred by the lawsuit initiated against us by the Minnesota Attorney General that we recently settled and resulting related legal proceedings.
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
Pursuant to managed service contracts with our customers, we collect, on behalf of our customers, medical co-pays and other payments that are due to our customers from their patients. This business practice, which has received widespread, unfavorable publicity as a result of the lawsuit initiated against us by the Minnesota Attorney General that we recently settled and resulting related legal proceedings, may be negatively perceived by the public and has led us to change aspects of our business practices, and may require us to make additional changes to our business practices, make it more difficult to retain existing customers or attract new customers, extend the time it takes to enter into service contracts with new customers, and result in an adverse effect on our business, results of operations and financial condition.
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
We face a selling cycle of variable length, typically spanning six to twelve months, to secure a new managed service contract. Even if we succeed in developing a relationship with a potential new customer, we may not be successful in entering into a managed service contract with that customer. In addition, we cannot accurately predict the timing of entering into managed service contracts with new customers due to the complex procurement decision processes of most healthcare providers, which often involves high-level or committee approvals. Consequently, we have only a limited ability to predict the timing of specific new customer relationships. Moreover, the unfavorable publicity we have received as a result of the lawsuit initiated against us by the Minnesota Attorney General that we recently settled and resulting related legal proceedings may result in the lengthening of the selling cycle with new customers.
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
We recognize base fee revenue on a straight-line basis over the life of the managed service contract. Base fees for contracts which are received in advance of services delivered are classified as deferred revenue until services have been provided. Our managed service contracts generally allow for adjustments to the base fee. Adjustments typically occur at 90, 180 or 360 days after the contract commences, but can also occur at subsequent dates as a result of factors including changes to the scope of operations and internal and external audits. In addition, under the Legacy Agreement with Ascension, our fees from hospitals affiliated with Ascension Health are subject to adjustment in the event quarterly cash collections at these hospitals deteriorate materially after we take over revenue cycle management operations. While these adjustments have never been triggered, if they were, our future fees from hospitals affiliated with Ascension Health that continue to receive services under the Legacy Agreement would be reduced. Further, estimates of the incentive payments we have earned from providing services to customers in prior periods could change because the laws, regulations, instructions, payor contracts and rule interpretations governing how our customers receive payments from payors are complex and change frequently. Any such change in estimates could be material. The timing of such adjustments is often dependent on factors outside of our control and may result in material increases or decreases in our revenue and operating margin. Any such changes or adjustments may cause our quarter-to-quarter results of operations to fluctuate.
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
Our future success depends in part on our ability to attract, hire, integrate and retain key personnel. Our future success also depends on the continued contributions of our executive officers and other key personnel, each of whom may be difficult to replace. In particular, Mary A. Tolan, our founder, president and chief executive officer, is critical to the management of our business and operations and the development of our strategic direction. The loss of services of Ms. Tolan or any of our other executive officers or key personnel or the inability to continue to attract qualified personnel could have a material adverse effect on our business. The replacement of any of these key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives. Competition for the caliber and number of employees we require is intense. We may face difficulty identifying and hiring qualified personnel at compensation levels consistent with our existing compensation and salary structure. In addition, we invest significant time and expense in training each of our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring, integrating and training their replacements and the quality of our services and our ability to serve our customers could diminish, resulting in a material adverse effect on our business. The widespread, unfavorable publicity resulting from the lawsuit initiated against us by the Minnesota Attorney General that we recently settled and resulting related legal proceedings may cause some employees to voluntarily terminate their employment with us and may make it more difficult for us to attract and retain employees.
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
We have expanded our operations significantly since inception and anticipate expanding further. For example, our net services revenue increased from $240.7 million in 2007 to $826.3 million in 2011, and the number of our employees increased from 33, all of whom were full-time, as of January 1, 2005 to 2,721 full-time employees and 342 part-time employees as of December 31, 2011 and to 2,936 full-time employees and 303 part-time employees as of June 30, 2012. In addition, the number of customer employees whom we manage has fluctuated from approximately 1,600 as of January 1, 2005 to approximately 11,300 as of December 31, 2011 and to approximately 9,600 as of June 30, 2012. This growth has placed significant demands on our management, infrastructure and other resources. To manage future growth, we will need to hire, integrate and retain highly skilled and motivated employees, and will need to effectively manage a growing number of customer employees engaged in revenue cycle operations. We will also need to continue to improve our financial and management controls, reporting systems and procedures. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality service offerings.
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
The Health Insurance Portability and Accountability Act of 1996, as amended, and the regulations that have been issued under it, which we refer to collectively as HIPAA, contain substantial restrictions and requirements with respect to the use and disclosure of individuals' protected health information. Under HIPAA, covered entities must establish administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic protected health information maintained or transmitted by them or by others on their behalf. The Minnesota Attorney General's lawsuit, which we recently settled, alleged that we are a covered entity directly subject to the requirements of HIPAA as a “healthcare provider.” If we were found to be a healthcare provider, we could have liability under HIPAA and state health information privacy and licensing laws. In addition, most of our customers are covered entities and we are a business associate to many of those customers under HIPAA as a result of our contractual obligations to perform certain functions on behalf of and provide certain services to those customers. As a business associate, our use and disclosure of protected health information is restricted by HIPAA and the business associate agreements we are required to enter into with our covered entity customers.
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
In July 2011, a laptop computer used by one of our employees that contained protected health information for patients of two customers, Fairview and North Memorial, was stolen. The laptop was password-protected but was not encrypted, in violation of company policy. We notified both Fairview and North Memorial of the July 2011 theft, who in turn notified the affected individuals as well as the appropriate regulators. The Minnesota Attorney General subsequently initiated a lawsuit against us, which we recently settled, for, among other things, alleged violations of federal and Minnesota state health privacy laws and regulations arising from the laptop theft. Laptop computers used by our employees that contained protected health information have also been stolen on other occasions. We do not believe that any patient data has been compromised as a result of any of these thefts. Nonetheless, these incidents could make it more difficult to retain existing customers or attract new customers, extend the time it takes to enter into service contracts with new customers, and result in an adverse effect on our business, results of operations and financial condition.
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
The Minnesota Attorney General's Compliance Review described circumstances raising potential EMTALA concerns at Fairview and raised questions as to whether our practices contributed to any such violations. We cannot be certain that governmental officials responsible for enforcing EMTALA, or other parties, will not assert that we or our customers are in violation of EMTALA. If our customers are found to have violated EMTALA, they may assert claims that our management practices contributed to the violation. Defending and settling allegations of EMTALA violations could have an adverse effect on our business even if we are ultimately not found guilty of a violation.

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
The U.S. Fair Debt Collection Practices Act, or FDCPA, regulates persons who regularly collect or attempt to collect, directly or indirectly, consumer debts in default that are owed or asserted to be owed to another person. Certain of our accounts receivable activities may be subject to the FDCPA. Many states impose additional requirements on debt collection communications, and some of those requirements may be more stringent than the federal requirements. Moreover, regulations governing debt collection are subject to changing interpretations that may be inconsistent among different jurisdictions. The Fair Credit Reporting Act, or FCRA, regulates consumer credit and other types of reporting. Although we do not believe our activities implicate the FCRA, the FTC is reviewing whether any of our other business activities may be covered. We could incur costs or could be subject to fines or other penalties under the FCRA, the FDCPA and the Federal Trade Commission Act, or FTC Act, if we are determined to have mishandled protected information. We or our customers could be required to report such breaches to affected consumers or regulatory authorities, leading to disclosures that could damage our reputation or harm our business, financial position and operating results. The lawsuit initiated against us by the Minnesota Attorney General that we recently settled alleged, among other things, that we violated the Minnesota debt collection laws. The resulting FTC and Congressional inquiries also seek information with respect to our practices as they relate to the FDCPA and the FCRA and whether our practices constitute an unfair or deceptive business practice relating to consumer privacy and/or data security under Section 5 of the FTC Act. These allegations and inquiries could require us to change aspects of our business practices, make it more difficult to retain existing customers or attract new customers, extend the time it takes to enter into service contracts with new customers, and result in an adverse effect on our business, results of operations and financial condition.
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
Use of Proceeds from Initial Public Offering
From the effective date of our Initial Public Offering's registration statement through June 30, 2012, we did not use any of our proceeds from the IPO. There has been no change in the planned use of proceeds from the initial public offering as described in our Registration Statement on Form S-1 declared effective by the SEC on May 19, 2010.
Unregistered Sale of Equity Securities
During the three months ended June 30, 2012, there were no unregistered sales of equity securities.

ITEM 3.     DEFAULT UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.     OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
10.1	Letter Amendment, dated as of June 28, 2012, to Amended and Restated Master Services Agreement between the Company and Ascension Health, dated as of December 13, 2007
10.2
Letter Amendment, dated as of July 30, 2012, to Amended and Restated Master Services Agreement between the Company and Ascension Health, dated as of December 13, 2007, as amended by Letter Amendment, dated as of June 28, 2012, to Amended and Restated Master Services Agreement between the Company and Ascension Health, dated as of December 13, 2007

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

Date:	August 9, 2012	ACCRETIVE HEALTH, INC
(Registrant)

	By:	/s/ Mary A. Tolan
Mary A. Tolan
Director, Founder, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John T. Staton
John T. Staton
Chief Financial Officer and Treasurer
(Principal Financial Officer)