Form 10-Q
period 2012-09-30
Accretive Health, Inc.
filed 2012-11-08
CIK 1472595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares Outstanding as of:	November 1, 2012
Common Stock, $0.01 par value	97,266,838

Accretive Health, Inc.

FORM 10-Q

For the period ended September 30, 2012

Part I.	Financial Information	2
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets — As of September 30, 2012 (unaudited) and December 31, 2011	2
	Condensed Consolidated Statements of Comprehensive Income (unaudited) — For the Three and Nine Months ended September 30, 2012 and 2011	3
	Condensed Consolidated Statements of Cash Flows (unaudited) — For the Nine Months ended September 30, 2012 and 2011	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	26

Part II.	Other Information	26
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	41
Signatures		42
EXHIBIT INDEX
EX 10.1+	Master Professional Services Agreement by and between Ascension Health and Accretive Health, Inc. effective as of August 6, 2012.
EX 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
EX 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
EX 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Document

+	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Accretive Health, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$196,375	$196,725
Accounts receivable, net of allowance for doubtful accounts of $4,745 and $3,191 at September 30, 2012 and December 31, 2011, respectively	136,695	94,105
Prepaid taxes	4,976	6,026
Prepaid assets	8,833	4,004
Due from related party	1,303	1,294
Other current assets	4,594	3,432
Total current assets	352,776	305,586
Deferred income taxes	23,866	17,878
Furniture and equipment, net	35,654	25,073
Restricted cash	5,000	5,000
Goodwill	1,468	1,468
Other, net	10,226	9,187
Total assets	$428,990	$364,192
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,395	$15,210
Accrued service costs	72,821	48,889
Accrued compensation and benefits	3,090	15,763
Deferred income taxes	7,224	3,738
Other accrued expenses	12,720	6,979
Accrued income taxes	197	153
Deferred revenue	18,285	24,137
Total current liabilities	157,732	114,869
Non-current liabilities:
Deferred revenue	7,737	7,055
Other non-current liabilities	5,492	4,179
Total non-current liabilities	13,229	11,234
Total liabilities	$170,961	$126,103
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 99,811,598 shares issued and 98,653,873 shares outstanding at September 30, 2012; 98,701,161 shares issued and 98,686,357 shares outstanding at December 31, 2011	998	987
Additional paid-in capital	256,707	227,188
Retained earnings	15,000	11,330
Cumulative translation adjustment	(977)	(1,037)
Treasury stock (1,157,725 shares and 14,804 shares of common stock held in treasury at September 30, 2012 and December 31, 2011, respectively)	(13,699)	(379)
Total stockholders' equity	258,029	238,089
Total liabilities and stockholders’ equity	$428,990	$364,192
See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except share and per share amounts)
Net services revenue	$223,134	$218,893	$713,563	$566,194
Costs of services	176,971	169,898	577,378	435,969
Operating margin	46,163	48,995	136,185	130,225
Other operating expenses:
Infused management and technology	21,919	21,285	72,986	62,027
Selling, general and administrative	17,835	15,482	55,754	42,340
Total operating expenses	39,754	36,767	128,740	104,367
Income from operations	6,409	12,228	7,445	25,858
Interest income (loss), net	(1)	5	—	20
Net income before provision for income taxes	6,408	12,233	7,445	25,878
Provision for income taxes	3,653	4,963	3,775	9,895
Net income	$2,755	$7,270	$3,670	$15,983
Net income per common share
Basic	$0.03	$0.07	$0.04	$0.17
Diluted	0.03	0.07	0.04	0.16
Weighted average shares used in calculating net income per common share
Basic	99,397,054	97,793,262	99,225,678	96,525,150
Diluted	100,845,362	101,868,888	101,729,349	100,912,803

Comprehensive income	$2,920	$6,857	$3,730	$15,464

See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
	(In thousands)
Operating activities:
Net income	$3,670	$15,983
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	8,397	6,276
Employee stock based compensation	19,736	18,681
Deferred income taxes	(2,545)	—
Excess tax benefits from equity-based awards	(3,300)	(16,874)
Changes in operating assets and liabilities:
Accounts receivable	(42,587)	(52,838)
Prepaid taxes	4,374	13,367
Prepaid and other assets	(7,291)	(1,234)
Accounts payable	28,179	(3,198)
Accrued service costs	23,932	25,755
Accrued compensation and benefits	(12,676)	(3,335)
Other accrued expenses	5,713	2,677
Accrued income taxes	38	—
Other liabilities	1,304	114
Deferred revenue	(5,170)	(2,707)
Net cash provided by operating activities	21,774	2,667
Investing activities:
Purchases of furniture and equipment	(11,169)	(5,248)
Acquisition of software	(7,764)	(3,769)
Collection of note receivable	318	1,650
Net cash used in investing activities	(18,615)	(7,367)
Financing activities:
Proceeds from issuance of common stock from stock option exercises	6,494	15,039
Collection of non-executive employees' notes receivable	—	41
Excess tax benefit from equity-based awards	3,300	16,874
Purchase of treasury stock	(13,160)	—
Other financing activities	(160)	(379)
Net cash provided by (used in) financing activities	(3,526)	31,575
Effect of exchange rate changes on cash	17	(354)
Net increase (decrease) in cash and cash equivalents	(350)	26,521
Cash and cash equivalents at beginning of period	196,725	155,573
Cash and cash equivalents at end of period	$196,375	$182,094

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

The accompanying unaudited condensed consolidated financial statements reflect the Company's financial position as of September 30, 2012 and December 31, 2011, the results of operations for the three and nine months ended September 30, 2012 and 2011, and the cash flows of the Company for the nine months ended September 30, 2012 and 2011. These financial statements include the accounts of Accretive Health, Inc. and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2012.

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
The following table includes assets that are measured at fair value and are categorized using the fair value hierarchy (in thousands):

	September 30,	December 31,
	2012	2011
Cash	$5,332	$3,709
Level 1 assets
Money market funds with maturities of less than 90 days	191,043	193,016
Total	$196,375	$196,725

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
While managed independently and governed by separate contracts, several of the Company’s customers are affiliated with a single healthcare system, Ascension Health. Pursuant to the Company’s master services agreement with Ascension Health, the Company provides services to Ascension Health’s affiliated hospitals that execute separate contracts with the Company. The Company’s aggregate net services revenue from these hospitals accounted for 39.3% and 37.3% of the Company's total net services revenue during the three months ended September 30, 2012 and 2011, respectively. The Company’s aggregate net services revenue from these hospitals accounted for 34.7% and 42.9% of the Company's total net services revenue during the nine months ended September 30, 2012 and 2011, respectively. The Company had $54.7 million and $33.5 million of trade accounts receivable from hospitals affiliated with Ascension Health as of September 30, 2012 and December 31, 2011, respectively. The Company entered into a new five-year master professional services agreement with Ascension Health on August 6, 2012 (the "2012 MPSA"). The 2012 MPSA continues the Company's relationship with Ascension Health which commenced in October 2004 and was extended under the prior five-year master services agreement dated December 13, 2007 (the "Legacy Agreement"). Pursuant to the 2012 MPSA, the Company will continue to offer its revenue cycle service offering to hospitals affiliated with Ascension Health. Each Ascension affiliate hospital system that chooses to receive services under the 2012 MPSA will be required to execute a supplement agreement. Additionally, the 2012 MPSA includes new terms for the Ascension affiliated hospitals regarding the measurement of incentive payments due to the Company for services provided after June 30, 2012, subject to such hospitals entering into the supplement agreements under the 2012 MPSA. The Company expects

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

that all or substantially all of the hospitals affiliated with Ascension Health that are currently parties to separate managed service contracts with the Company under the Legacy Agreement will opt into new supplement agreements under the 2012 MPSA. No affiliate hospital has yet signed a supplement agreement for the Company's revenue cycle management services between August 6, 2012, the effective date of the 2012 MPSA, and November 8, 2012, the date of this filing.
Intermountain Healthcare, which is not affiliated with Ascension Health, with which the Company entered into a managed service contract in the fourth quarter of 2011, accounted for 20.1% and 17.8% of the Company’s total net services revenue for the three and nine months ended September 30, 2012, respectively. Fairview Health Services ("Fairview"), which is not affiliated with Ascension Health, accounted for 11.5% of the Company’s total net services revenue for the three months ended September 30, 2011. The Company did not recognize any revenue from Fairview for the three months ended September 30, 2012. Fairview accounted for 4.7% and 13.3% of the Company’s total net services revenue for the nine months ended September 30, 2012 and 2011, respectively. In March and April of 2012, the Company reported that Fairview and the Company decided to amend their revenue cycle operations agreement to transition the management of those operations to Fairview leadership and that the Company received a notice of termination from Fairview of the Company's quality and total cost of care services contract. These events materially adversely affected the Company's consolidated financial position, results of operations, and cash flows.

NOTE 5 — NET SERVICES REVENUE
The Company’s net services revenue consisted of the following for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net base fees for managed service contracts	$180,760	$177,274	$590,180	$468,118
Incentive payments for managed service contracts	27,372	29,738	78,837	72,969
Other services	15,002	11,881	44,546	25,107
Net services revenue	$223,134	$218,893	$713,563	$566,194

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

The Company performs quarterly reviews and analyses of each customer’s outstanding balance and assesses, on an account-by-account basis, whether the allowance for doubtful accounts needs to be adjusted based on currently available evidence such as historical collection experience, current economic trends, past due status and changes in customer payment terms. The Company considers a receivable to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the agreement. In accordance with the Company’s policy, if collection efforts have been pursued and all avenues for collections exhausted, accounts receivable would be written off as uncollectible. Additionally, in the third quarter of 2012, the Company refined its allowance methodology to also take into account the Company's history of bad debt expenses in relation to its revenues, in addition to specific identification of potentially uncollectible accounts as described above.

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Activity in the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Balance at Beginning of Period	$6,652	$1,746	$3,191	$1,582
Provision	1,702	281	5,535	524
Write-offs and adjustments	(3,609)	(193)	(3,981)	(272)
Balance at End of Period	$4,745	$1,834	$4,745	$1,834

As disclosed in Note 11, "Legal", as a part of the Company's settlement of the Minnesota Attorney General lawsuit, the Company voluntarily ceased its Minnesota operations. The outstanding trade receivables from the Company's Minnesota-based clients as of September 30, 2012, are approximately $35.7 million, including outstanding trade receivables from Fairview as of September 30, 2012 of $25.5 million. Refer to Note 4, "Segments and Concentrations" for a discussion on the transition of Fairview revenue cycle operations to Fairview leadership and the Company's receipt of a notice of termination of the Company's quality and total cost of care services contract with Fairview. The Company believes that its billings to Minnesota-based clients are in accordance with the terms of its contracts with such clients. If necessary, the Company will seek payment of the amounts due through the dispute resolution and arbitration provisions of the contracts. The Company is in discussions with its clients regarding the settlement of the amounts owed to each other. The amounts are deemed collectible and therefore no allowance has been recorded for these amounts. In the third quarter of 2012, the Company wrote-off approximately $3.6 million of previously reserved trade receivables that aged over 365 days and were deemed uncollectible.

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
Income tax expense for the three and nine months ended September 30, 2012 and 2011 is higher than the amount derived by applying the federal statutory tax rate of 35% mainly due to the impact of certain state income taxes including state taxes which are based on gross receipts, non-deductible expenses, the effect of the change in expected future state income tax rates on deferred tax assets as well as the finalization of federal and state income tax returns for fiscal year 2011 in the third quarter of 2012 and the related discrete differences that were recorded in the third quarter of 2012.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state and foreign jurisdictions. U.S. federal income tax returns for 2009, 2010, and 2011 are currently open for examination. State jurisdictions have various open tax years. The statutes of limitations for most states range from three to six years.

NOTE 8 — STOCK-BASED COMPENSATION
The Company maintains a 2006 Amended and Restated Stock Option Plan, as amended (the “2006 Plan”). In April 2010, the Company adopted a new 2010 Stock Incentive Plan (the “2010 Plan”), which became effective immediately prior to the closing of the initial public offering. The Company will not make any further grants under the 2006 Plan, and the 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. As of September 30, 2012, the Company had 3,819,676 shares available for grant. However, to the extent that previously granted awards under the 2006 Plan or 2010 Plan expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased, the number of shares available for future awards will increase, up to a maximum of 24,374,756 shares.
The stock-based compensation expense relating to the Company’s stock options and restricted stock awards ("RSA") for the three months ended September 30, 2012 and 2011 was $5.7 million and $7.3 million, with related tax benefits of approximately $2.3 million and $2.9 million, respectively. The stock-based compensation expense relating to the Company’s stock options and RSA for the nine months ended September 30, 2012 and 2011 was $19.7 million and $18.7 million, with related tax benefits of approximately $7.9 million and $7.5 million, respectively.

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Stock Options
A summary of the options activity during the nine months ended September 30, 2012 is shown below:

		Weighted-Average
	Shares	Exercise Price
Outstanding at January 1, 2012	15,362,749	$14.96
Granted	3,005,391	13.87
Exercised	(1,060,437)	6.12
Cancelled	(158,740)	15.00
Forfeited	(2,149,562)	21.16
Outstanding at September 30, 2012	14,999,401	$14.48
Outstanding and vested at September 30, 2012	8,341,645	$9.93
Outstanding and vested at December 31, 2011	5,809,883	$7.74

Restricted Stock Awards
A summary of the restricted stock activity during the nine months ended September 30, 2012 is shown below:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at January 1, 2012	159,080	$25.90
Granted	50,000	11.16
Vested	(48,860)	26.14
Forfeited	—	—
Outstanding at September 30, 2012	160,220	$21.23

RSA vesting is based on the passage of time. The amount of compensation expense is based on the fair value of the Company's stock on the respective grant dates and is recognized ratably over the vesting period. The Company's restricted stock award agreements allow employees to surrender to the Company shares of stock upon vesting of their RSAs in lieu of their payment of the required personal employment-related taxes. Employees surrendered to the Company 15,321 shares and 14,804 shares of stock towards the minimum statutory tax withholdings which the Company recorded in an amount of approximately $0.2 million and $0.4 million, for the nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012 all 30,125 shares of common stock, in addition to those repurchased under the authorized stock repurchase plan as discussed in Note 9 "Earnings Per Common Share", are held in treasury.

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

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table sets forth the computation of basic and diluted earnings per share available to common shareholders for the three and nine months ended September 30, 2012 and 2011, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except share and per share amounts)
Net income	$2,755	$7,270	$3,670	$15,983
Denominator for basic earnings per share — Weighted average common shares	99,397,054	97,793,262	99,225,678	96,525,150
Basic net income per share	$0.03	$0.07	$0.04	$0.17

Denominator for basic earnings per share — Weighted average common shares	99,397,054	97,793,262	99,225,678	96,525,150
Effect of dilutive securities	1,448,308	4,075,626	2,503,671	4,387,653
Denominator for diluted earnings per share — Weighted average common shares adjusted for dilutive securities	100,845,362	101,868,888	101,729,349	100,912,803
Diluted net income per share	$0.03	$0.07	$0.04	$0.16

Because of their anti-dilutive effect, 12,846,518 and 3,619,414 common share equivalents comprised of stock options and restricted stock awards have been excluded from the diluted earnings per share calculation for the three months ended September 30, 2012 and 2011, respectively. Because of their anti-dilutive effect, 5,627,125 and 3,719,414 common share equivalents comprised of stock options and restricted stock awards have been excluded from the diluted earnings per share calculation for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 10 — REVOLVING CREDIT FACILITY AND OTHER COMMITMENTS
The Company maintains an outstanding line of credit with the Bank of Montreal in the amount of $3 million. The $3 million line of credit can only be utilized by the Company in the form of Letters of Credit and is secured by a $5 million demand deposit with the Bank of Montreal. Any amounts outstanding under the line of credit accrue interest at the greater of the bank-established prime commercial rate, a LIBOR plus 1% rate, or a rate that combines the characteristics of both. The line of credit has an initial term of three years and is renewable annually thereafter. As of September 30, 2012, the Company had outstanding letters of credit of approximately $2.5 million, which reduced the available line of credit to $0.5 million.
From time to time the Company makes commitments regarding its performance under certain portions of its managed service contracts. In the event that the Company does not meet any of these performance requirements, it may incur expenses to remedy the performance issue. The Company reviews its compliance with its contractual performance commitments on a quarterly basis. As of September 30, 2012 and December 31, 2011, the Company met all of its performance commitments and, as a result, has not recorded any liabilities for potential obligations.

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

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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
Beginning in late April 2012, the Company has been named as a defendant in several putative securities class actions that have been filed in the U.S. District Court for the Northern District of Illinois. The primary allegations are that the Company's public statements, including filings with the Securities and Exchange Commission, were false and/or misleading about the Company's violations of certain federal and Minnesota privacy and debt collection laws. In addition, the Company and its directors have been named in several putative shareholder derivative lawsuits filed in the U.S. District Court for the Northern District of Illinois, the Circuit Court of Cook County, Illinois and in the Court of Chancery of the State of Delaware. The primary allegations are that the directors breached their fiduciary duties in connection with the alleged violations of certain federal and Minnesota privacy and debt collection laws. The Company believes that it has meritorious defenses in all of these cases and intends to vigorously defend itself and its directors against these claims.

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

In connection with the Settlement Agreement and other matters described above, the Company has incurred, through September 30, 2012, charges of approximately $15.0 million, including the settlement sum, defense costs, and other expenses. A substantial portion of the above charges that directly relate to the Lawsuit are covered under the Company's existing

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

insurance policy. For the nine months ended September 30, 2012, the Company expensed approximately $3.5 million of the above charges, consisting of the insurance deductible and other costs not covered by the insurance policy. As of September 30, 2012, the Company's insurance receivable was approximately $2.3 million and is included in other current assets in the consolidated balance sheet.

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
NOTE 12 — OTHER COMPREHENSIVE INCOME
The components of total comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	$2,755	$7,270	$3,670	$15,983
Foreign currency translation adjustment	165	(413)	60	(519)
Comprehensive income (loss)	$2,920	$6,857	$3,730	$15,464

NOTE 13 — SHARE REPURCHASE PLAN
In September 2012, the Board authorized a share repurchase plan allowing the Company to repurchase up to $50 million of its outstanding shares of common stock. The Board's authorization of the repurchases may be modified, suspended, or discontinued at any time. During the three and nine months ended September 30, 2012, the Company repurchased 1,127,600 shares of its common stock under this share repurchase plan at an average price of $11.67 per share for a total of $13.2 million; this amount was recorded as a reduction of equity. As of September 30, 2012, approximately $36.8 million is available for share repurchases under the Board authorization.

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
Our physician advisory services offering assists hospitals in navigating the path to compliant revenue by providing concurrent level of care billing classification reviews, as well as retrospective chart audits. This proactive case management increases our customers' compliance with the Centers for Medicare & Medicaid Services (CMS) and commercial payor policies and reduces their exposure to the risk of having to return previously recorded revenue. Our customers typically are multi-hospital systems, including faith-based or community healthcare systems, academic medical centers and independent ambulatory clinics, and their affiliated physician practice groups.

To implement our solutions in collaboration with our customers, we assume responsibility for managing the hospital's revenue cycle operations, including operating in compliance with the hospital's established policies. We also assume responsibility for the cost of the hospital's revenue cycle operations including agreements and costs associated with related third-party services, and the payroll and benefit costs associated with the hospital's employees conducting revenue cycle activities, some of whom will become Accretive employees for all purposes. We often supplement the customer's existing staff involved in such operations with seasoned Accretive Health personnel. A customer's revenue improvements and cost savings generally increase over time as we deploy additional programs and as the programs we implement become more effective, which in turn provides visibility into our future revenue and profitability.

Our revenue cycle management services customers have historically achieved significant net revenue yield improvements within 18 to 24 months of implementing our solution, with such customers operating under mature managed service contracts typically realizing 400 to 600 basis points in yield improvements in the third or fourth contract year. All of a customer's yield improvements during the period in which we provide services are attributed to our solution because we assume responsibility for the management of the customer's revenue cycle. Our methodology for measuring yield improvements excludes the impact of external factors such as changes in reimbursement rates from payors, the expansion of existing services or addition of new services, volume increases and acquisitions of hospitals or physician practices, which may impact net patient revenue but are not considered changes to net revenue yield.

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

In addition, we earn revenue from other services, which primarily include revenue from our physician advisory services offering and, to a lesser extent, our share of revenues associated with the collection of dormant (defaulted) patient accounts (more than 365 days old) under some of our service contracts. Some of our service contracts entitle customers to receive a share of the cost savings we achieve from operating their revenue cycle. This share is returned to customers as a reduction in subsequent base fees. Our services revenue is reported net of cost sharing, and we refer to this as our net services revenue.

The following table summarizes the composition of our net services revenue for the three and nine months ended September 30, 2012 and 2011, on a percentage basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net base fees for managed service contracts	81.0%	81.0%	82.7%	82.7%
Incentive payments for managed service contracts	12.3%	13.6%	11.0%	12.9%
Other services	6.7%	5.4%	6.3%	4.4%
Net services revenue	100.0%	100.0%	100.0%	100.0%

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

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of expenses for executive, sales, corporate information technology, legal, regulatory compliance, finance and human resources personnel, including wages, bonuses, benefits and share based compensation; fees for professional services; insurance premiums; facility charges; and other corporate expenses. Professional services consist primarily of external legal, tax and audit services. We expect selling, general and administrative expenses to increase in absolute dollars as we continue to add information technology, human resources, finance, accounting and other administrative personnel as we expand our business.

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

CRITICAL ACCOUNTING POLICIES
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2011, as amended. In the third quarter of 2012, the Company refined its allowance for uncollectible accounts methodology to take into account the Company's history of bad debt expenses in relation to its revenues, in addition to specific identification of potentially uncollectible accounts, as described in Note 6, "Accounts Receivable and Allowance for Uncollectible Accounts".
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

CONSOLIDATED RESULTS OF OPERATIONS
Our key consolidated financial and operating data are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	2012	2011	2012	2011
Net services revenue	$223,134	$218,893	$713,563	$566,194
Costs of services	176,971	169,898	577,378	435,969
Operating margin	46,163	48,995	136,185	130,225
Other operating expenses
Infused management and technology	21,919	21,285	72,986	62,027
Selling, general and administrative	17,835	15,482	55,754	42,340
Total operating expenses	39,754	36,767	128,740	104,367
Income from operations	6,409	12,228	7,445	25,858
Interest income (loss), net	(1)	5	—	20
Income before provision for income taxes	6,408	12,233	7,445	25,878
Provision for income taxes	3,653	4,963	3,775	9,895
Net income	$2,755	$7,270	$3,670	$15,983
Operating Expense Details:
Infused management and technology expense, excluding depreciation and amortization expense and share based compensation expense	$18,293	$16,501	$61,482	$50,434
Selling, general and administrative expense, excluding depreciation and amortization expense and share based compensation expense	13,741	11,695	42,588	32,156
Depreciation and amortization expense(1)	2,468	1,629	6,420	4,608
Share based compensation expense(2)	5,252	6,942	18,250	17,169
Total operating expenses	$39,754	$36,767	$128,740	$104,367
Other operating and Non-GAAP financial data
Adjusted EBITDA(3)	$15,442	$21,733	$35,578	$50,815

	As of September 30,
	2012	2011
	(In millions)
Projected contracted annual revenue run-rate(4)
Net base fees for managed service contracts	$718 to $721	$675 to $678
Incentive payments for managed service contracts	$108 to $120	$126 to $140
Other services	$63 to $65	$53 to $56
Total projected contracted annual revenue run-rate	$889 to $906	$854 to $874
___________________________

(1)
We allocate depreciation and amortization expense between infused management and technology expenses, selling, general and administrative expenses, and cost of services. The following table summarized the composition of our depreciation and amortization expense for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	2012	2011	2012	2011
	(In thousands)
Depreciation and Amortization Expense Allocation Details:
Infused management and technology expense	$1,765	$1,030	$4,411	$2,906
Selling, general and administrative expense	703	599	2,009	1,702
Depreciation and amortization expense allocated to operating expenses	$2,468	$1,629	$6,420	$4,608

Depreciation and amortization expenses allocated to costs of services	851	533	1,977	1,668
Total depreciation and amortization expense	$3,319	$2,162	$8,397	$6,276

(2) We allocate share based expense between infused management and technology expenses, selling, general and administrative expenses, and cost of services based on the department where the person to whom the stock or options were issued works. The following table summarized the composition of our share based compensation expense for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	2012	2011	2012	2011
	(In thousands)
Share Based Compensation Expense Allocation Details:
Infused management and technology expense	$1,861	$3,754	$7,093	$8,687
Selling, general and administrative expense	3,391	3,188	11,157	8,482
Share based compensation expense allocated to operating expenses	$5,252	$6,942	$18,250	$17,169

Share based compensation expenses allocated to costs of services	462	401	1,486	1,512
Total share based compensation expense	$5,714	$7,343	$19,736	$18,681

(3) We define adjusted EBITDA as net income before net interest income (expense), income tax expense (benefit), depreciation and amortization expense and share based compensation expense. Adjusted EBITDA is a non-GAAP financial measure and should not be considered as an alternative to net income, operating income and any other measure of financial performance calculated and presented in accordance with GAAP. See “Use of Non-GAAP Financial Measures” for additional discussion.

(4) We define Projected Contracted Annual Revenue Run-Rate (PCARR) as the expected total net services revenue for the subsequent twelve months for all healthcare providers for which we are providing services that are under contract. We believe that our PCARR is a useful measure of our overall business volume at a particular point in time and changes in the volume of business over time because it eliminates the time impact associated with the signing of new contracts during a quarterly or annual period.

PCARR is calculated by accumulating our estimates of the next twelve months’ base fees, cost saving sharing credits and incentive payments for each contract in place at the reporting date. Our base fee estimate is based on the contractual agreement with each customer relating to the services that we will provide and the costs that the customer was incurring for completing such activities prior to entering into its agreement with us. Our estimates for cost sharing credits and incentive payments are based on the Company’s prior experiences regarding the level of cost reductions and increases in net revenue yield and its management’s experience regarding potential reductions in total medical cost for a defined patient population, which are likely to be earned during each year a contract is in place given the level of infused management as well as the degree to which we have implemented our technology. We update these estimates regularly to incorporate changes in activities under management for a specific contract, and changes in our overall experience with our portfolio of contracts. There were no significant changes in our overall assumptions used in the calculation of PCARR as of September 30, 2012 as compared to prior periods.

Substantially all of our contracts have “evergreen” provisions that extend the term of our services automatically unless the customer provides notification of non-renewal. Therefore, unless a notice of non-renewal has been received, our PCARR calculation assumes that each contract that has an evergreen provision and is in place at the reporting date will continue for at least the next twelve months. In the event that we receive a non-renewal or termination notice from a customer, we reduce the PCARR calculation by the amount associated with that specific contract for any periods after the contract’s then current end date or termination date. At September 30, 2012, PCARR includes approximately $53 million related to periods subject to assumed contract extensions.
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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
Net Services Revenues
The following table summarizes the composition of our net services revenue for the three months ended September 30, 2012 and 2011, respectively (in thousands):

	Three Months Ended
	September 30,
	2012	2011
Net base fees for managed service contracts	$180,760	$177,274
Incentive payments for managed service contracts	27,372	29,738
Other services	15,002	11,881
Net services revenue	$223,134	$218,893

Net services revenue increased $4.2 million, or 1.9%, to $223.1 million for the three months ended September 30, 2012, from $218.9 million for the three months ended September 30, 2011, net of the impact of the loss of Fairview. The wind down of our Minnesota operations, as disclosed in Part II, Item 1, "Legal Proceedings", resulted in a negative impact on our consolidated financial position, results of operations, and cash flows as well as reduced our PCARR as of September 30, 2012. The net services revenue from Fairview, our former largest client in Minnesota, decreased by $25.2 million. We did not recognize any revenue from Fairview for the three months ended September 30, 2012. This decrease was offset by incremental revenues from our new and existing clients with whom we had managed service contracts as of September 30, 2012.
Net base fee revenue, which accounted for the majority of the increase, increased $3.5 million, to $180.8 million for the three months ended September 30, 2012, from $177.3 million for the three months ended September 30, 2011. The increase was primarily due to an increase in the size of hospitals with which we had managed service contracts, offset by the decrease in base fee revenues due to the wind down of our Minnesota operations. In addition, incentive payment revenues decreased by $2.4 million, to $27.4 million for the three months ended September 30, 2012, from $29.7 million for the three months ended September 30, 2011. All other revenues increased by $3.1 million, to $15.0 million for the three months ended September 30, 2012 from $11.9 million for the three months ended September 30, 2011, as we continued to expand our specialized services such as emergency room physician advisory services.
Our PCARR at September 30, 2012 was $889 million to $906 million compared to $854 million to $874 million at September 30, 2011. Based on the midpoint of the two ranges, our projected contracted annual revenue run-rate as of September 30, 2012 increased by $34 million, or 3.9%.

Costs of Services
Our costs of services increased $7.1 million, or 4.2%, to $177.0 million for the three months ended September 30, 2012, from $169.9 million for the three months ended September 30, 2011. The increase in costs of services was primarily attributable to the increase in the size of hospitals for which we provide managed services, offset by the reduction in the costs of services due to the wind down of our Minnesota operations.
Operating Margin
Operating margin decreased $2.8 million, or 5.8%, to $46.2 million for the three months ended September 30, 2012 from $49.0 million for the three months ended September 30, 2011. The operating margin as a percentage of net services revenue decreased from 22.4% for the three months ended September 30, 2011 to 20.7% for the three months ended September 30, 2012, due to the reduction of incentive revenue resulting from contract terminations associated with the Minnesota litigation, distractions caused by the Minnesota Attorney General matters, and the impact of new contracts, which generally have lower margins in their initial years.
Operating Expenses
Infused management and technology expenses increased $0.6 million, or 3.0%, to $21.9 million for the three months ended September 30, 2012, from $21.3 million for the three months ended September 30, 2011. The increase was primarily due to the incremental costs related to our management personnel deployed at customer facilities, and an increase in the number of new management personnel being hired and trained in anticipation of their deployment to customer sites, offset by our cost management initiatives.
Selling, general and administrative expenses increased $2.4 million, or 15.2%, to $17.8 million for the three months ended September 30, 2012, from $15.5 million for the three months ended September 30, 2011. The increase included net incremental business development expenses of approximately $0.9 million, net of share based compensation expense, an increase in our allowance for doubtful accounts of $1.7 million, and an increase of $1.0 million related to the legal defense and crisis management costs arising from the Minnesota Attorney General matters (comprised of $3.0 million of charges, less insurance recoveries of $2.0 million), offset by the decrease in other SG&A costs of $1.5 million due to various cost management initiatives. The increase included $0.3 million of additional depreciation, amortization and share based compensation expense as discussed below.
We allocate share based compensation expense and depreciation and amortization expense between cost of services, infused management expenses and selling, general and administrative expenses based on the department where the person to whom the options were issued works. During the three months ended September 30, 2012, the following changes affected the infused management and selling, general and administrative expense categories:

	Three Months Ended
	September 30,		Change
	2012	2011	Amount	Percent
	(In thousands)
Share Based Compensation Expense Allocation Details:
Infused management and technology expense	$1,861	$3,754	$(1,893)	(50.4)%
Selling, general and administrative expense	3,391	3,188	203	6.4%
Share based compensation expense allocated to operating expenses	$5,252	$6,942	$(1,690)	(24.3)%

Depreciation and Amortization Expense Allocation Details:
Infused management and technology expense	$1,765	$1,030	$735	71.4%
Selling, general and administrative expense	703	599	104	17.4%
Depreciation and amortization expense allocated to operating expenses	$2,468	$1,629	$839	51.5%

•
Share based compensation expense decreased $1.7 million, or 24.3%, to $5.3 million for the three months ended September 30, 2012 from $6.9 million for the three months ended September 30, 2011. The decrease was primarily due to the forfeiture of unvested options during the period.

•
Depreciation and amortization expense increased $0.8 million, or 51.5%, to $2.5 million for the three months ended September 30, 2012, from $1.6 million for the three months ended September 30, 2011, due to the addition of internally developed software, computer equipment, furniture and fixtures, and other property to support our growing operations.
For the three months ended September 30, 2012, approximately $0.5 million and $0.9 million of share based compensation expense and depreciation and amortization expense, respectively, was allocated to cost of services primarily due to the expansion of our shared services centers. For the three months ended September 30, 2011, approximately $0.4 million and $0.5 million of share based compensation expense and depreciation and amortization expense, respectively, was allocated to cost of services.
Income Taxes
Tax expense decreased $1.3 million to $3.7 million for the three months ended September 30, 2012, from $5.0 million for the three months ended September 30, 2011 primarily due to the reduction in our pretax income. The increase in our effective tax rate from 41% in the third quarter of 2011 to 57% in the third quarter of 2012 is mainly due to the finalization of our federal and state income tax returns for fiscal year 2011 and the related differences that were recorded in the third quarter of 2012 as well as the impact of lower projected future tax rates on net deferred tax assets.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
Net Services Revenues
The following table summarizes the composition of our net services revenue for the nine months ended September 30, 2012 and 2011, respectively (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Net base fees for managed service contracts	$590,180	$468,118
Incentive payments for managed service contracts	78,837	72,969
Other services	44,546	25,107
Net services revenue	$713,563	$566,194

Net services revenue increased $147.4 million, or 26.0%, to $713.6 million for the nine months ended September 30, 2012, from $566.2 million for the nine months ended September 30, 2011, net of the impact of the loss of Fairview. The wind down of our Minnesota operations, as disclosed in Part II, Item 1, "Legal Proceedings", reduced the PCARR and resulted in a negative impact on our consolidated financial position, results of operations, and cash flows. The net services revenue from Fairview, our former largest client in Minnesota, decreased by $41.6 million from $75.1 million for the nine months ended September 30, 2011 to $33.5 million for the nine months ended September 30, 2012. This decrease was offset by incremental revenues from our new and existing clients with whom we had managed service contracts as of September 30, 2012.
The largest component of the increase in net services revenue, net base fee revenue, increased $122.1 million, to $590.2 million for the nine months ended September 30, 2012, from $468.1 million for the nine months ended September 30, 2011, primarily due to an increase in the size of hospitals with which we had managed service contracts, offset by the decrease in base fee revenues due to the wind down of our Minnesota operations. In addition, incentive payment revenues increased by $5.9 million, to $78.8 million for the nine months ended September 30, 2012, from $73.0 million for the nine months ended September 30, 2011, consistent with the increases that generally occur as our managed service contracts mature. All other revenues increased by $19.4 million, to $44.5 million for the nine months ended September 30, 2012 from $25.1 million for the nine months ended September 30, 2011, as we continued to expand our specialized services such as emergency room physician advisory services.
Costs of Services
Our costs of services increased $141.4 million, or 32.4%, to $577.4 million for the nine months ended September 30, 2012, from $436.0 million for the nine months ended September 30, 2011. The increase in costs of services was primarily attributable to the increase in the size of hospitals for which we provide managed services, offset by the reduction in the costs of services due to the wind down of our Minnesota operations.

Operating Margin
Operating margin increased $6.0 million, or 4.6%, to $136.2 million for the nine months ended September 30, 2012 from $130.2 million for the nine months ended September 30, 2011. The operating margin as a percentage of net services revenue decreased from 23.0% for the nine months ended September 30, 2011 to 19.1% for the nine months ended September 30, 2012, due to the reduction of incentive revenue resulting from contract terminations associated with the Minnesota litigation, distractions caused by the Minnesota Attorney General matters, and the impact of new contracts, which generally have lower margins in their initial years.
Operating Expenses
Infused management and technology expenses increased $11.0 million, or 17.7%, to $73.0 million for the nine months ended September 30, 2012, from $62.0 million for the nine months ended September 30, 2011. The increase was primarily due to the incremental costs related to our quality and total cost of care offering, an increase in the number of our management personnel deployed at customer facilities, and an increase in the number of new management personnel being hired and trained in anticipation of their deployment to customer sites.
Selling, general and administrative expenses increased $13.4 million, or 31.7%, to $55.8 million for the nine months ended September 30, 2012, from $42.3 million for the nine months ended September 30, 2011. The increase included net incremental business development expenses of approximately $8.5 million, net of share based compensation expense, $5.5 million of bad debt expense, as well as $3.5 million related to the legal defense and crisis management costs arising from the Minnesota Attorney General matters (comprised of $15.0 million of charges, less insurance recoveries of $11.4 million), offset by $6.1 million of our cost management initiatives. For the nine months ended September 30, 2011, the Company had $1.0 million of secondary offering costs which did not recur in 2012. The increase also included $3.0 million of additional depreciation, amortization and share based compensation expense as discussed below.
We allocate share based compensation expense and depreciation and amortization expense between cost of services, infused management expenses and selling, general and administrative expenses based on the department where the person to whom the options were issued works. During the nine months ended September 30, 2012, the following changes affected the infused management and selling, general, and administrative expense categories:

	Nine Months Ended
	September 30,		Change
	2012	2011	Amount	Percent
	(In thousands)
Share Based Compensation Expense Allocation Details:
Infused management and technology expense	$7,093	$8,687	$(1,594)	(18.3)%
Selling, general and administrative expense	11,157	8,482	2,675	31.5%
Share based compensation expense allocated to operating expenses	$18,250	$17,169	$1,081	6.3%

Depreciation and Amortization Expense Allocation Details:
Infused management and technology expense	$4,411	$2,906	$1,505	51.8%
Selling, general and administrative expense	2,009	1,702	307	18.0%
Depreciation and amortization expense allocated to operating expenses	$6,420	$4,608	$1,812	39.3%

•	Share based compensation expense increased $1.1 million, or 6.3%, to $18.3 million for the nine months ended September 30, 2012 from $17.2 million for the nine months ended September 30, 2011.

•
Depreciation and amortization expense increased $1.8 million, or 39.3%, to $6.4 million for the nine months ended September 30, 2012, from $4.6 million for the nine months ended September 30, 2011, due to the addition of internally developed software, computer equipment, furniture and fixtures, and other property to support our growing operations.

For the nine months ended September 30, 2012, approximately $1.5 million and $2.0 million of share based compensation expense and depreciation and amortization expense, respectively, was allocated to cost of services due to the expansion of our shared services centers. For the nine months ended September 30, 2011, approximately $1.5 million and $1.7 million of share based compensation expense and depreciation and amortization expense, respectively, was allocated to cost of services.

Income Taxes
Tax expense decreased $6.1 million to $3.8 million for the nine months ended September 30, 2012, from $9.9 million for the nine months ended September 30, 2011. The decrease was primarily due to a reduction in the Company's pretax income. The increase in our effective tax rate from 38% for the nine months ended September 30, 2011 to 51% for the nine months ended September 30, 2012 is mainly due to the finalization of our federal and state income tax returns for fiscal year 2011 and the related differences recorded during the third quarter of 2012 as well as the impact of lower projected future tax rates on net deferred tax assets.
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity is cash flows from operations. Given our current cash and cash equivalents and accounts receivable, we believe that we will have sufficient funds to meet our short-term and long-term liquidity and capital needs. We expect that the combination of our current liquidity and expected additional cash generated from operations will be sufficient for our planned capital expenditures, which are expected to consist primarily of capitalized software, fixed assets as we continue building out our infrastructure, and other investing activities, in the next 12 months.
Our cash and cash equivalents were $196.4 million at September 30, 2012 as compared to $196.7 million as of December 31, 2011. Our initial public offering (the "IPO"), which closed on May 25, 2010, generated gross proceeds to us of $80.8 million, net of underwriting discounts and offering expenses. Through September 30, 2012, we have not used any of our proceeds from the IPO, which are invested in highly liquid money market funds.
Cash flows from operating, investing and financing activities, as reflected in our condensed consolidated statements of cash flows, are summarized in the following table (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Net cash provided by (used in):
Operating activities	$21,774	$2,667
Investing activities	(18,615)	(7,367)
Financing activities	(3,526)	31,575

Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2012 totaled $21.8 million, as compared to $2.7 million used in operating activities for the nine months ended September 30, 2011.
Receivables from customers increased by $42.6 million during the nine months ended September 30, 2012 primarily due to the increased net services revenues and the timing of customer payments. The Company's trade receivables over 180 days old increased by $63.5 million from $2.7 million as of December 31, 2011 to $66.2 million as of September 30, 2012. As a percentage of net receivables, the trade receivables over 180 days old increased from 3% as of December 31, 2011 to 48% as of September 30, 2012, in large part due to aging of the trade receivables from our Minnesota clients, as described below. Subsequent to September 30, 2012 and prior to the date of this 10-Q filing, payments of $18.3 million of the $66.2 million, of over 180 days old trade receivables, had been collected. Almost all of the remaining net trade receivables over 180 days old, $47.9 million, had just recently aged over 180 days in the current quarter. We had $54.7 million and $33.5 million of trade accounts receivable from hospitals affiliated with Ascension Health as of September 30, 2012 and December 31, 2011, respectively.
The outstanding trade receivables from Minnesota clients as of September 30, 2012 are approximately $35.7 million, including outstanding trade receivables from Fairview as of September 30, 2012 of $25.5 million. Approximately $24.1 million of the yet uncollected $47.9 million over 180 days old relate to clients located in Minnesota. As disclosed in Part II, Item 1, "Legal Proceedings", as a part of our settlement of the Minnesota Attorney General lawsuit, we voluntarily ceased our Minnesota operations. We believe that our billings are in accordance with the terms of the contracts. If necessary, we will seek payment of the amounts due through the dispute resolution and arbitration provisions of the contracts. Accretive Health and Fairview are in discussions regarding the settlement of the amounts owed to each other. The amounts are deemed collectible and therefore no allowance has been recorded for these amounts.
For the nine months ended September 30, 2012 and September 30, 2011 excess tax benefits from equity-based awards of $3.3 million and $16.9 million, respectively, resulted in an equivalent increase in prepaid taxes as these benefits could not be used in the current period, but they are expected to offset the tax payable in future years.

Accounts payable and accrued service costs increased by $52.1 million and $22.6 million for the nine months ended September 30, 2012 and 2011, respectively, due to the timing of vendor payments.
Accrued compensation and benefits decreased by $12.7 million for the nine months ended September 30, 2012 primarily due to lower expected incentive compensation expense for the year ending December 31, 2012.
Investing Activities
Cash used in investing activities was $18.6 million for the nine months ended September 30, 2012, which included approximately $18.9 million of capital expenditures, offset by $0.3 million of note receivable collections. Cash used in investing activities for the nine months ended September 30, 2011 totaled $7.4 million. Use of cash in these periods primarily related to the purchase of furniture and fixtures, leasehold improvements, computer hardware and software to support the growth of our business.
Financing Activities
Cash used in financing activities was $3.5 million for the nine months ended September 30, 2012 primarily due to the purchase of treasury stock, offset by the receipt of the proceeds from our employees' stock option exercises. Cash provided by financing activities for the nine months ended September 30, 2011 was $31.6 million primarily due to the receipt of proceeds from our employees' stock option exercises and the related favorable tax effect.
Revolving Credit Facility and Compensating Balance Arrangements
We maintain an outstanding line of credit with the Bank of Montreal in the amount of $3 million. The $3 million line of credit can only be utilized by us in the form of Letters of Credit and is secured by a $5 million demand deposit with the Bank of Montreal. Any amounts outstanding under the line of credit accrue interest at the greater of the bank-established prime commercial rate, a LIBOR plus 1% rate, or a rate that combines the characteristics of both. The line of credit has an initial term of three years and is renewable annually thereafter. As of September 30, 2012, we had outstanding letters of credit of approximately $2.5 million, which reduced the available line of credit to $0.5 million.
Future Capital Requirements
We intend to fund our future growth over the next twelve months with funds generated from operations and our available cash and cash equivalents. Over the longer term, we expect that cash flows from operations, supplemented by short-term and long-term financing, as necessary, will be adequate to fund our day-to-day operations and capital expenditure requirements. Our ability to secure short-term and long-term financing in the future will depend on numerous factors, including our future profitability, the quality of our accounts receivable, our relative levels of debt and equity, and the overall condition of the credit markets.

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

•
by comparing our adjusted EBITDA in different historical periods, our stockholders can evaluate our operating results without the additional variations of interest income (expense), income tax expense (benefit), depreciation and amortization expense and share based compensation expense.

We understand that, although measures similar to adjusted EBITDA are frequently used by investors and securities analysts in their evaluation of companies, these measures have limitations as analytical tools, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or other contractual commitments;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not reflect share based compensation expense;

•	adjusted EBITDA does not reflect cash requirements for income taxes;

•	adjusted EBITDA does not reflect net interest income (expense); and

•	other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
To properly and prudently evaluate our business, we encourage you to review the GAAP financial statements included elsewhere in this Quarterly Report on Form 10-Q, and not to rely on any single financial measure to evaluate our business.
The following table presents a reconciliation of adjusted EBITDA to net income, the most comparable GAAP measure (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$2,755	$7,270	$3,670	$15,983
Net interest (income) loss (a)	1	(5)	—	(20)
Provision for income taxes	3,653	4,963	3,775	9,895
Depreciation and amortization expense	3,319	2,162	8,397	6,276
EBITDA	9,728	14,390	15,842	32,134
Stock compensation expense	5,714	7,343	19,736	18,681
Adjusted EBITDA	$15,442	$21,733	$35,578	$50,815
_________________________

(a)	Net interest income represents earnings from our cash and cash equivalents. No debt or other interest-bearing obligations were outstanding during any of the periods presented.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2011, as amended. Our exposures to market risk have not changed materially since December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2012. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Beginning in late April 2012, we have been named as a defendant in several putative securities class actions that have been filed in the U.S. District Court for the Northern District of Illinois. The primary allegations are that our public statements, including filings with the Securities and Exchange Commission, were false and/or misleading about our violations of certain federal and Minnesota privacy and debt collection laws. In addition, we and our directors have been named in several putative shareholder derivative lawsuits filed in the U.S. District Court for the Northern District of Illinois, the Circuit Court of Cook County, Illinois and in the Court of Chancery of the State of Delaware. The primary allegations are that the directors breached their fiduciary duties in connection with the alleged violations of certain federal and Minnesota privacy and debt collection laws. We believe that we have meritorious defenses in all of these cases and intend to vigorously defend ourselves and directors against these claims.
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
In connection with the Settlement Agreement and other matters described above, we have incurred, through September 30, 2012, charges of approximately $15.0 million, including the settlement sum, defense costs, and other expenses. A substantial portion of the above charges that directly relate to the Lawsuit are covered under our existing insurance policy. For the nine months ended September 30, 2012, we expensed approximately $3.5 million of the above charges, consisting of the insurance deductible and other costs not covered by the insurance policy. As of September 30, 2012, our insurance receivable was approximately $2.3 million and is included in other current assets in the consolidated balance sheet.
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
We have been profitable on an annual basis only since the year ended December 31, 2007, and we incurred net losses in various quarters during 2007 through 2009, as well as during the quarter ended June 30, 2012. We may not succeed in maintaining our profitability on a quarterly or annual basis and could incur quarterly or annual losses in future periods. We recently have incurred, and expect to incur during the remainder of 2012 and possibly in 2013, significant expense related to, among other things, legal defense and crisis management costs, and stranded personnel costs arising from the lawsuit filed in January 2012 by the Minnesota Attorney General, that is described above in Part II, Item 1 "Legal Proceedings" and that we settled in July 2012. Further, we anticipate incurring significant additional costs for technology to improve the quality and reliability of the processes used to secure patient health information. In addition, we intend to continue to increase our operating expenses as we grow our business. We also expect to continue to make investments in our proprietary technology applications, sales and marketing, infrastructure, facilities and other resources as we expand our operations, thus incurring additional costs. If our revenue does not increase to offset these increases in costs, our operating results would be adversely affected. You should not consider our historic revenue and net income growth rates as indicative of future growth rates, and we cannot assure you that we will be able to maintain or increase our profitability in the future. Each of the risks described in this “Risk Factors” section, as well as other factors, may adversely affect our future operating results and profitability.
The loss of our contracts arising as a result of the Minnesota litigation will adversely affect our operating results.
On March 29, 2012, we reported that we and Fairview Health Services, or Fairview, had decided to amend the revenue cycle operations agreement between us to transition the management of those operations to Fairview leadership. On April 27, 2012, we reported that we had received a notice of termination from Fairview of the quality and total cost of care services contract between us. Fairview accounted for 12.2% and 10.7% of our total net services revenue in the years ended December 31, 2011 and 2010, respectively, and 5% and 13% of our total net services revenue in the nine months ended September 30, 2012 and 2011, respectively. In connection with the settlement of the Minnesota Attorney General lawsuit as disclosed in Part II, Item 1, “Legal Proceedings”, we agreed to voluntarily cease all remaining operations in Minnesota and have wound down our operations with our Minnesota clients. We expect that the loss of our customer contracts arising from this matter will cause our net services revenue and net income for 2012 and 2013 to be lower than previously expected and will adversely affect our operating results.
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

•
as previously reported, in connection with the settlement of the Minnesota Attorney General lawsuit, as disclosed in Part II, Item 1 "Legal Proceedings", we have voluntarily agreed to cease all remaining operations in Minnesota and have wound down our operations with our Minnesota clients;

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

In August 2012, we entered into a new master professional services agreement with Ascension Health, which has a five-year term and which we refer to as the new Ascension agreement. Under our prior master services agreement with Ascension Health dated December 31, 2007, which we refer to as the "Legacy Agreement", we continue to provide services to hospitals affiliated with Ascension Health that executed separate managed service contracts with us. Hospitals affiliated with Ascension Health that are currently receiving services from us under separate managed service contracts under the Legacy Agreement will be required to make a choice to either opt in to the new Ascension agreement by executing a new supplement agreement with us or to continue their service relationships with us pursuant to the terms and conditions of the Legacy Agreement and their separate managed service contracts with us.

Hospitals affiliated with Ascension Health have accounted for a significant portion of our net services revenue each year since our formation. In the years ended December 31, 2011, 2010 and 2009, aggregate revenue from hospitals affiliated with Ascension Health represented 40.8%, 50.7% and 60.3% of our total net services revenue in such periods and 34.7% and 42.9% of our total net services revenue in the nine months ended September 30, 2012 and 2011, respectively. In some fiscal periods, individual hospitals affiliated with Ascension Health have each accounted for 10% or more of our total net services revenue. For example, in the years ended December 31, 2010 and 2009 revenue from St. John Health (an affiliate of Ascension Health) was equal to 11.1% and 13.0%, respectively, of our total net services revenue.

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

Additionally, Henry Ford Health System, which is not affiliated with Ascension Health and with which we entered into a managed service contract in 2009, accounted for 11.3% of our total net services revenue in the year ended December 31, 2010. St. John Health's and Henry Ford Health System's respective revenue in the year ended December 31, 2011 was less than 10% of our total net services revenue due to the expansion of our customer base and associated revenues. Intermountain Healthcare, which is not affiliated with Ascension Health and with which we entered into a managed service contract in the last quarter of 2011, accounted for 17.8% of our total net services revenue in the nine months ended September 30, 2012. Furthermore, Fairview, which is not affiliated with Ascension Health and with which we entered into a managed service contract in 2010, accounted for 12.2% and 10.7% of our total net services revenue in the years ended

December 31, 2011 and 2010, respectively, and 4.7% and 13.3% of our total net services revenue in the nine months ended September 30, 2012 and 2011, respectively. For the present status of our service contracts with Fairview, please see above risk factor entitled “The loss of our contracts with Fairview Health Services will adversely affect our operating results.”
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
The markets for our revenue cycle management, physician advisory services and quality and total cost of care services may develop more slowly than we expect and some potential customers for our services may be deterred by the lawsuit initiated against us by the Minnesota Attorney General that we settled in July 2012 and resulting related legal proceedings, which could adversely affect our revenue and our ability to maintain or increase our profitability.
Our success depends, in part, on the willingness of hospitals, physicians and other healthcare providers to implement integrated solutions that span the entire revenue cycle, which encompasses patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections. Our success also depends on healthcare providers' willingness to move away from traditional fee-for-service payment systems and toward accountable care organizations and similar initiatives, or to adjust their process for performing the classification of care assessment. Some hospitals may be reluctant or unwilling to implement our solutions for a number of reasons, including failure to perceive the need for improved revenue cycle operations, quality and total cost of care services or physician advisory services, and lack of knowledge about the potential benefits our solutions provide. In addition, some potential customers for our services may be deterred by the lawsuit initiated against us by the Minnesota Attorney General that we settled in July 2012 and resulting related legal proceedings.
Even if potential customers recognize the need to improve revenue cycle operations and to more effectively manage the health of defined patient populations, they may not select solutions such as ours because they previously have made investments in internally developed solutions and choose to continue to rely on their own internal resources. As a result, the markets for integrated, end-to-end revenue cycle, physician advisory services and quality and total cost of care solutions may develop more slowly than we expect, which could adversely affect our revenue and our ability to maintain or increase our profitability. Fairview's termination of its quality and total cost of care contract may deter other potential customers of this service offering from entering into service contracts with us.
Our business operations include the collection, on behalf of our customers, of medical co‑pays and other payments that are due to our customers from their patients, which may be perceived negatively by the public and result in an adverse effect on our business, results of operations and financial condition.
Pursuant to managed service contracts with our customers, we collect, on behalf of our customers, medical co-pays and other payments that are due to our customers from their patients. This business practice, which has received widespread, unfavorable publicity as a result of the lawsuit initiated against us by the Minnesota Attorney General that we settled in July 2012 and resulting related legal proceedings, may be negatively perceived by the public and has led us to change aspects of our business practices, and may require us to make additional changes to our business practices, make it more difficult to retain existing customers or attract new customers, extend the time it takes to enter into service contracts with new customers, and result in an adverse effect on our business, results of operations and financial condition.
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
We face a selling cycle of variable length, typically spanning six to twelve months, to secure a new managed service contract. Even if we succeed in developing a relationship with a potential new customer, we may not be successful in entering into a managed service contract with that customer. In addition, we cannot accurately predict the timing of entering into managed service contracts with new customers due to the complex procurement decision processes of most healthcare providers, which often involves high-level or committee approvals. Consequently, we have only a limited ability to predict the timing of specific new customer relationships. Moreover, the unfavorable publicity we have received as a result of the lawsuit initiated against us by the Minnesota Attorney General that we settled in July 2012 and resulting related legal proceedings may result in the lengthening of the selling cycle with new customers.
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
Our future success depends in part on our ability to attract, hire, integrate and retain key personnel. Our future success also depends on the continued contributions of our executive officers and other key personnel, each of whom may be difficult to replace. In particular, Mary A. Tolan, our founder, president and chief executive officer, is critical to the management of our business and operations and the development of our strategic direction. The loss of services of Ms. Tolan or any of our other executive officers or key personnel or the inability to continue to attract qualified personnel could have a material adverse effect on our business. The replacement of any of these key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives. Competition for the caliber and number of employees we require is intense. We may face difficulty identifying and hiring qualified personnel at compensation levels consistent with our existing compensation and salary structure. In addition, we invest significant time and expense in training each of our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring, integrating and training their replacements and the quality of our services and our ability to serve our customers could diminish, resulting in a material adverse effect on our business. The widespread, unfavorable publicity resulting from the lawsuit initiated against us by the Minnesota Attorney General that we settled in July 2012 and resulting related legal proceedings may cause some employees to voluntarily terminate their employment with us and may make it more difficult for us to attract and retain employees.
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
We have expanded our operations significantly since inception and anticipate expanding further. For example, our net services revenue increased from $240.7 million in 2007 to $826.3 million in 2011, and the number of our employees increased from 33, all of whom were full-time, as of January 1, 2005 to 2,721 full-time employees and 342 part-time employees as of December 31, 2011 and to approximately 2,700 full-time employees and 225 part-time employees as of September 30, 2012. In addition, the number of customer employees whom we manage has fluctuated from approximately 1,600 as of January 1, 2005 to approximately 11,300 as of December 31, 2011 and to approximately 9,200 as of September 30, 2012. This growth has placed significant demands on our management, infrastructure and other resources. To manage future growth, we will need to hire, integrate and retain highly skilled and motivated employees, and will need to effectively manage a growing number of customer employees engaged in revenue cycle operations. We will also need to continue to improve our financial and management controls, reporting systems and procedures. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality service offerings.
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
The healthcare industry has changed significantly in recent years and we expect that significant changes will continue to occur. The timing and impact of developments in the healthcare industry are difficult to predict. We cannot be sure that the markets for our services will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets. The federal healthcare reform legislation (known as the Patient Protection and Affordable Care Act) enacted in 2010 could encourage more companies to enter our market, provide advantages to our competitors and result in the development of solutions that compete with ours. Moreover, healthcare reform remains a major policy issue at the federal level, and constitutional challenges to or the repeal of the existing legislation and additional healthcare legislation in the future could have adverse consequences for us or the customers we serve. Other material changes, such as the required transition by October 1, 2014 to ICD-10, which is a revised set of coding conventions required under HIPAA for diagnosis and inpatient hospital procedures, will impose significant system and business changes throughout the healthcare industry, and could be disruptive to our customers and our business.
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
The Health Insurance Portability and Accountability Act of 1996, as amended, and the regulations that have been issued under it, which we refer to collectively as HIPAA, contain substantial restrictions and requirements with respect to the use and disclosure of individuals' protected health information. Under HIPAA, covered entities must establish administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic protected health information maintained or transmitted by them or by others on their behalf. The Minnesota Attorney General's lawsuit, which we settled in July 2012, alleged that we are a covered entity directly subject to the requirements of HIPAA as a “healthcare provider.” If we were found to be a healthcare provider, we could have liability under HIPAA and state health information privacy and licensing laws. In addition, most of our customers are covered entities and we are a business associate to many of those customers under HIPAA as a result of our contractual obligations to perform certain functions on behalf of and provide certain services to those customers. As a business associate, our use and disclosure of protected health information is restricted by HIPAA and the business associate agreements we are required to enter into with our covered entity customers.
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
In July 2011, a laptop computer used by one of our employees that contained protected health information for patients of two customers, Fairview and North Memorial, was stolen. The laptop was password-protected but was not encrypted, in violation of company policy. We notified both Fairview and North Memorial of the July 2011 theft, who in turn notified the affected individuals as well as the appropriate regulators. The Minnesota Attorney General subsequently initiated a lawsuit against us, which we settled in July 2012, for, among other things, alleged violations of federal and Minnesota state health privacy laws and regulations arising from the laptop theft. Laptop computers used by our employees that contained protected health information have also been stolen on other occasions. We do not believe that any patient data has been compromised as a result of any of these thefts. Nonetheless, these incidents could make it more difficult to retain existing customers or attract new customers, extend the time it takes to enter into service contracts with new customers, and result in an adverse effect on our business, results of operations and financial condition.
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
We cannot be certain that governmental officials responsible for enforcing EMTALA, or other parties, will not assert that our customers are in violation of EMTALA, and defending and settling allegations of EMTALA violations could have an adverse effect on our business even if we are ultimately not found to have contributed to such violations.
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
The Minnesota Attorney General's Compliance Review described circumstances raising potential EMTALA concerns at Fairview and raised questions as to whether our practices contributed to any such violations. Since we are not a healthcare provider, EMTALA is not applicable to us, but we cannot be certain that governmental officials responsible for enforcing EMTALA, or other parties, will not assert that our customers are in violation of EMTALA. If our customers are found to have violated EMTALA, they may assert claims that our management practices contributed to the violation. Defending and settling allegations of EMTALA violations could have an adverse effect on our business even if we are ultimately not found guilty of a violation.

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
The U.S. Fair Debt Collection Practices Act, or FDCPA, regulates persons who regularly collect or attempt to collect, directly or indirectly, consumer debts in default that are owed or asserted to be owed to another person. Certain of our accounts receivable activities may be subject to the FDCPA. Many states impose additional requirements on debt collection communications, and some of those requirements may be more stringent than the federal requirements. Moreover, regulations governing debt collection are subject to changing interpretations that may be inconsistent among different jurisdictions. The Fair Credit Reporting Act, or FCRA, regulates consumer credit and other types of reporting. Although we do not believe our activities implicate the FCRA, the FTC is reviewing whether any of our other business activities may be covered. We could incur costs or could be subject to fines or other penalties under the FCRA, the FDCPA and the Federal Trade Commission Act, or FTC Act, if we are determined to have mishandled protected information. We or our customers could be required to report such breaches to affected consumers or regulatory authorities, leading to disclosures that could damage our reputation or harm our business, financial position and operating results. The lawsuit initiated against us by the Minnesota Attorney General that we settled in July 2012 alleged, among other things, that we violated the Minnesota debt collection laws. The resulting FTC and Congressional inquiries also seek information with respect to our practices as they relate to the FDCPA and the FCRA and whether our practices constitute an unfair or deceptive business practice relating to consumer privacy and/or data security under Section 5 of the FTC Act. These allegations and inquiries could require us to change aspects of our business practices, make it more difficult to retain existing customers or attract new customers, extend the time it takes to enter into service contracts with new customers, and result in an adverse effect on our business, results of operations and financial condition.
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
Since December 31, 2011 our common stock has traded at a price per share as high as $28.46 and as low as $7.75. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors. In addition to the risks described in this section, factors that may cause the market price of our common stock to fluctuate include:

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
Since April 24, 2012, several putative securities-related class action and putative derivative lawsuits have been filed against us and certain of our officers and directors alleging, among other things, various violations of the federal securities laws. Regardless of their merits or outcome, these lawsuits are likely to result in substantial costs and divert management's attention and resources, which could have a material adverse effect on our business, operating results and financial condition.
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

Although we paid cash dividends on our capital stock in prior to our May 2010 initial public offering, we may not pay cash dividends on our common stock in the foreseeable future. Any future dividend payments will be within the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant. In addition, our revolving credit facility does not permit us to pay dividends without the lender's prior consent. We may not generate sufficient cash from operations in the future to pay dividends on our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds from Initial Public Offering
From the effective date of our Initial Public Offering's registration statement through September 30, 2012, we did not use any of our proceeds from the IPO. There has been no change in the planned use of proceeds from the initial public offering as described in our Registration Statement on Form S-1 declared effective by the SEC on May 19, 2010.
Unregistered Sale of Equity Securities
During the three months ended September 30, 2012, there were no unregistered sales of equity securities.

Issuer Purchases of Equity Securities
We repurchased 1,127,600 shares of our common stock valued at approximately $13.2 million in the third quarter of 2012. Our share repurchase activity, on a monthly basis, was as follows (in thousands, except share and per share data):

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
July 1, 2012 - July 31, 2012	—	$—	—	—
August 1, 2012 - August 31, 2012	—	—	—	—
September 1, 2012 - September 30, 2012	1,127,600	11.67	1,127,600	$36,886
For the quarter ended September 30, 2012	1,127,600	$11.67	1,127,600

ITEM 3.     DEFAULT UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.     OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
10.1+	Master Professional Services Agreement by and between Ascension Health and Accretive Health, Inc. effective as of August 6, 2012.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.DEF*	XBRL Taxonomy Extension Document
101.PRE*	XBRL Presentation Linkbase Document
+	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
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

Date:	November 8, 2012	ACCRETIVE HEALTH, INC
(Registrant)

	By:	/s/ Mary A. Tolan
Mary A. Tolan
Director, Founder, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John T. Staton
John T. Staton
Chief Financial Officer and Treasurer
(Principal Financial Officer)