Form 10-Q
period 2014-03-31
Accretive Health, Inc.
filed 2015-06-23
CIK 1472595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
COMMISSION FILE NUMBER: 001-34746
ACCRETIVE HEALTH, INC.
(Exact name of registrant as specified in its charter)

Delaware	02-0698101
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

401 North Michigan Avenue Suite 2700, Chicago, Illinois	60611
(Address of principal executive offices)	(Zip code)
(312) 324-7820
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of June 1, 2015, the registrant had 97,948,301 shares of common stock, par value $0.01 per share, outstanding.

Accretive Health, Inc.
FORM 10-Q

For the period ended March 31, 2014

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

Accretive Health, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$207,673	$228,891
Restricted cash	5,000	—
Accounts receivable, net	14,317	24,557
Prepaid income taxes	9,847	9,738
Current deferred tax assets	112,298	105,015
Other current assets	9,082	6,943
Total current assets	358,217	375,144
Property, equipment and software, net	15,856	16,275
Non-current deferred tax assets	133,771	112,993
Restricted cash	—	5,000
Goodwill and other assets, net	382	579
Total assets	$508,226	$509,991
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$5,504	$4,254
Current portion of customer liabilities	360,133	356,694
Accrued compensation and benefits	18,688	11,810
Other accrued expenses	22,070	20,046
Total current liabilities	406,395	392,804
Non-current portion of customer liabilities	225,693	195,392
Other non-current liabilities	6,531	7,407
Total liabilities	638,619	595,603
Stockholders' equity (deficit):
Common stock, $0.01 par value, 500,000,000 shares authorized, 101,275,241 shares issued and 96,752,225 shares outstanding at March 31, 2014; 100,525,241 shares issued and 96,010,911 shares outstanding at December 31, 2013	1,013	1,005
Additional paid-in capital	293,212	283,439
Accumulated deficit	(372,620)	(317,897)
Accumulative other comprehensive loss	(1,221)	(1,459)
Treasury stock	(50,777)	(50,700)
Total stockholders' equity (deficit)	(130,393)	(85,612)
Total liabilities and stockholders’ equity (deficit)	$508,226	$509,991
See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
Net services revenue	$12,964	$28,157
Operating expenses:
Costs of services	44,932	47,533
Selling, general and administrative	17,366	22,057
Restatement and other	35,301	1,031
Total operating expenses	97,599	70,621
Income (loss) from operations	(84,635)	(42,464)
Net interest income	100	61
Income (loss) before income tax provision	(84,535)	(42,403)
Income tax provision (benefit)	(29,812)	(15,938)
Net income (loss)	$(54,723)	$(26,465)
Net income (loss) per common share
Basic	$(0.57)	$(0.28)
Diluted	$(0.57)	$(0.28)
Weighted average shares used in calculating net income (loss) per common share:
Basic	95,723,185	95,675,682
Diluted	95,723,185	95,675,682
Consolidated statements of comprehensive income (loss)
Net income (loss)	(54,723)	(26,465)
Other comprehensive income:
Foreign currency translation adjustments	238	34
Comprehensive income (loss)	$(54,485)	$(26,431)

See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
Operating activities:
Net income (loss)	$(54,723)	$(26,465)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	1,405	1,751
Share-based compensation	10,348	6,532
Loss on disposal of fixed assets	223	—
(Recoveries)/Provision for doubtful receivables	(515)	10
Deferred income taxes	(28,800)	(15,945)
Excess tax benefits from share-based awards	(176)	(41)
Changes in operating assets and liabilities:
Accounts receivable	10,843	(3,257)
Prepaid income taxes	104	(321)
Other assets	(1,999)	(307)
Accounts payable	1,234	1,262
Accrued compensation and benefits	6,875	6,544
Other liabilities	1,106	781
Customer liabilities	33,740	35,549
Net cash provided by (used in) operating activities	(20,335)	6,093
Investing activities:
Purchases of property, equipment and software	(1,177)	(193)
Net cash used in investing activities	(1,177)	(193)
Financing activities:
Excess tax benefit from share-based awards	176	41
Purchase of treasury stock	(77)	—
Net cash provided by financing activities	99	41
Effect of exchange rate changes on cash	195	81
Net increase (decrease) in cash and cash equivalents	(21,218)	6,022
Cash and cash equivalents at beginning of period	228,891	176,956
Cash and cash equivalents at end of period	$207,673	$182,978

See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 — BUSINESS DESCRIPTION AND BASIS OF PRESENTATION
Business Description
Accretive Health, Inc. with its subsidiaries (the "Company") is a leading provider of services that help healthcare providers generate sustainable improvements in their operating margins and cash flows while also improving patient, physician and staff satisfaction for its customers. The Company achieves these results for its customers through an integrated approach encompassing an end-to-end revenue cycle management service offering and physician advisory services. The Company does so by deploying a unique operating model that leverages its extensive healthcare site experience, innovative technology and process excellence. The Company also offers modular services, allowing clients to engage the Company for only specific components of its end-to-end revenue cycle management service offering.
The Company’s primary service offering consists of revenue cycle management ("RCM"), which helps healthcare providers to more efficiently manage their revenue cycles. This encompasses patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections from patients and payers. The Company's physician advisory services offering assists hospitals in complying with payer requirements regarding whether to classify a hospital visit as an in-patient or an out-patient observation case for billing purposes and consists of both concurrent review and retrospective chart audits to help its customers achieve compliant and accurate billing. The Company also provides customers with retrospective appeal management service support for both governmental and commercial payers.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements reflect the Company's financial position as of March 31, 2014, the results of operations for the three months ended March 31, 2014 and 2013, and the cash flows of the Company for the three months ended March 31, 2014 and 2013. These financial statements include the accounts of Accretive Health, Inc. and its wholly owned subsidiaries. All material intercompany amounts have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2014.
When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. For a more complete discussion of the Company’s significant accounting policies and other information, the unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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
In July 2013, the FASB issued Accounting Standards Update ("ASU") 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provides guidance for presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit. ASU 2013-11 provides that a benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2013. The adoption of ASU 2013-11 did not have a significant impact on our consolidated financial statements.
In March 2013, the FASB issued ASU No. 2013-05, "Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or of an Investment in a Foreign Entity", which amends current accounting guidance on foreign currency matters. This guidance requires that the entire amount of a cumulative translation adjustment related to an entity’s investment in a foreign entity should be released when there has been a: (i) sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, (ii) loss of a controlling financial interest in an investment in a foreign entity, and (iii) step acquisition for a foreign entity. The Company adopted this guidance in the first quarter of 2014. The adoption of ASU 2013-05 did not have a material impact on our consolidated financial statements.
In May 2014, the FASB issued Update No. 2014-09, "Revenue from Contracts with Customers", which provides guidance for revenue recognition. The updated standard requires that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. In April 2015, the FASB proposed deferring the standard effective date by one year. We are currently in the process of evaluating the impact of the adoption of this prospective guidance on our consolidated financial statements.

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 3 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has adopted the provisions of FASB Accounting Standards Codification ("ASC") Topic 820, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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
The Company’s financial assets are measured at fair value.
The following table includes assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	March 31,	December 31,
	2014	2013
	(Unaudited)
Level 1 assets
Money market funds with maturities of less than 90 days	212,152	217,065
Total	$212,152	$217,065
The Company does not have any financial liabilities that are required to be measured at fair value on a recurring basis.
NOTE 4 — ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
Accounts receivable is comprised of unpaid balances pertaining to non-RCM service fees and net receivable balances for RCM customers after considering cost reimbursements owed to such customers, including related accrued balances.
The Company maintains an estimated allowance for doubtful accounts to reduce its accounts receivable to the amount that it believes will be collected. This allowance is based on the Company’s historical experience, its assessment of each customer’s ability to pay, the length of time a balance has been outstanding, input from key customer resources assigned to each customer, and the status of any ongoing operations with each applicable customer.

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Movements in the allowance for doubtful accounts are as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
	(unaudited)
Beginning balance	$740	$183
(Recoveries)/Provision	(515)	10
Write-offs	7	—
Ending balance	$232	$193
NOTE 5 — PROPERTY, EQUIPMENT AND SOFTWARE
Property, equipment and software consist of the following (in thousands):

	March 31,	December 31,
	2014	2013
	(unaudited)
Computer and other equipment	$16,661	$16,630
Leasehold improvements	13,397	13,346
Software	9,910	9,589
Office furniture	3,278	3,258
Property, equipment and software, gross	43,246	42,823
Less: accumulated depreciation and amortization	(27,390)	(26,548)
Property, equipment and software, net	$15,856	$16,275
NOTE 6 — CUSTOMER LIABILITIES
Customer liabilities consist of the following (in thousands):

	March 31,	December 31,
	2014	2013
	(unaudited)
Deferred customer billings, current	$245,566	$232,876
Accrued service costs, current	92,358	100,833
Customer deposits, current	22,120	22,817
Deferred revenue, current	89	168
Current portion of customer liabilities	360,133	356,694

Deferred customer billings, non-current	224,660	192,826
Customer deposits, non-current	1,033	2,566
Non-current portion of customer liabilities	225,693	195,392
Total customer liabilities	$585,826	$552,086

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 7 — SHARE-BASED COMPENSATION
The share-based compensation expense relating to the Company’s stock options and restricted stock awards ("RSAs") for the three months ended March 31, 2014 and 2013, was $10.3 million and $6.5 million, respectively, with related tax benefits of approximately $3.7 million and $2.4 million, respectively.
The Company uses the Black-Scholes option pricing model to determine the estimated fair value of each option as of its grant date. These inputs are subjective and generally require significant analysis and judgment to develop. The following table sets forth the significant assumptions used in the Black-Scholes option pricing model and the calculation of share-based compensation cost for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Future dividends	—	—
Risk-free interest rate	1.9% to 2.2%	1.1% to 1.2%
Expected volatility	50%	50%
Expected life	6.25	6.25
Forfeitures	5.68% annually	5.68% annually
The risk-free interest rate input is based on U.S. Treasury instruments, and expected volatility of the share price based upon review of the historical volatility levels of the Company’s common stock in conjunction with that of public companies that operate in similar industries or are similar in terms of stage of development or size and a projection of this information toward its future expected volatility. The Company used the simplified method to estimate the expected option life for 2014 and 2013 option grants. The simplified method was used due to the lack of sufficient historical data available to provide a reasonable basis upon which to estimate the expected term of each stock option.
Stock Options
A summary of the options activity during the three months ended March 31, 2014, is shown below:

		Weighted-Average
	Shares	Exercise Price
Outstanding at January 1, 2014	20,540,273	$11.77
Granted	578,597	9.03
Exercised	—	—
Canceled	(282,380)	20.01
Forfeited	(1,127,180)	15.09
Outstanding at March 31, 2014	19,709,310	$11.38
Outstanding and vested at March 31, 2014	10,369,488	$11.80
Outstanding and vested at December 31, 2013	9,605,505	$11.89

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Restricted Stock Awards
A summary of the restricted stock activity during the three months ended March 31, 2014 is shown below:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at January 1, 2014	458,299	$11.45
Granted	750,000	9.40
Vested	(25,002)	11.47
Forfeited	—	—
Outstanding at March 31, 2014	1,183,297	$10.15
RSA vesting is based on the passage of time. The amount of share-based compensation expense is based on the fair value of the Company's stock on the respective grant dates and is recognized ratably over the vesting period. The Company's restricted stock award agreements allow employees to surrender to the Company shares of stock upon vesting of their RSAs in lieu of their payment of the required personal employment-related taxes. Employees surrendered to the Company 8,686 shares of stock towards the minimum statutory tax withholdings which the Company recorded in an amount of approximately $0.1 million for the three months ended March 31, 2014. No shares were surrendered during the three months ended March 31, 2013. Shares surrendered are held in treasury.
Modification of share-based awards
During the first quarter of 2014, in connection with the resignation of a senior executive from the Company, the Company modified the terms of awards previously granted to such senior executive. This modification extended the term to exercise vested options from 60 days following his effective resignation date to such time as the Company's Registration Statement on Form S-8 has been effective for 60 consecutive days. This modification resulted in a net increase of share-based compensation expense for the three months ended March 31, 2014 of $5.6 million.
NOTE 8 — RESTATEMENT AND OTHER
Restatement

In the first quarter of 2013, the Company determined that it would restate its previously issued consolidated financial statements (the "Restatement"). The Restatement corrected accounting errors relating to timing of recognition of net services revenue, as well as the presentation of net services revenue and cost of services, and also certain capitalized costs for internal use software, goodwill, income taxes and other miscellaneous items. The Company completed the Restatement in December 2014. For the three months ended March 31, 2014, the Company incurred $25.0 million in Restatement costs.

Reorganization
In the second quarter of 2013, the Company initiated a restructuring plan consisting of reductions in workforce in order to align its organizational structure and resources to better serve its customers. The plan consisted of two separate staff reductions that occurred in 2013.
In January 2014, the Company continued and revised the 2013 plan to include additional reductions to its workforce in certain corporate, administrative and management functions (the “Plan”). The Plan consists of severance payments, medical and dental benefits, outplacement job training for certain U.S.-based employees and relocation costs.

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In connection with the Plan, during the three months ended March 31, 2014, the Company incurred a pretax restructuring charge of $9.9 million in severance and employee benefits and related expenses, including $5.6 million of non-cash expense related to share-based compensation for modification of existing stock options for affected employees. The Company’s reorganization liability activity is included in accrued compensation and benefits in the accompanying condensed consolidated balance sheets.
The Company’s reorganization activity was as follows (in thousands):

March 31,
2014
(unaudited)
Reorganization liability, beginning balance	$1,143
Restructuring charges	9,889
Cash payments	(2,011)
Non-cash charges	(5,588)
Reorganization liability, ending balance	$3,433

Other

During the three months ended March 31, 2014 and 2013, the Company incurred other non-recurring costs of $0.4 million and $1.0 million, respectively. The costs incurred during the three months ended March 31, 2013 consisted of legal and other costs related to the Minnesota litigation matters as described in Note 11, Commitments and Contingencies.
NOTE 9 — INCOME TAXES
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period.  The Company’s intention is to permanently reinvest its foreign earnings outside the United States.  As a result, the effective tax rates in the periods presented are largely based upon the projected annual pre-tax earnings by jurisdiction and the allocation of certain expenses in various taxing jurisdictions where the Company conducts its business. These taxing jurisdictions apply a broad range of statutory income tax rates.

The income tax benefit for the three months ended March 31, 2014 is lower than the amount derived by applying the federal statutory tax rate of 35% primarily due to the change in state deferred tax assets as described below. Income tax expense for the three months ended March 31, 2013 is higher than the federal statutory tax rate of 35% mainly due to the impact of certain state income taxes, non-deductible expenses, and other discrete items that may occur in any given year.

The Company corrected the statutory rate used in one of its state deferred calculations for the year ended December 31, 2013.  The Company discovered this error in the process of preparing its annual and quarterly financial statements for the year ended December 31, 2014, and recorded the amount in the first quarter of 2014. The correction of this error increased tax expense for the three month period ended March 31, 2014 by approximately $2.4 million.  The Company has determined the amount is immaterial for the quarterly and annual periods in 2013, the three-month period ended March 31, 2014 and the year ended December 31, 2014.

  The Company and its subsidiaries are subject to U.S. federal income taxes as well as income taxes in multiple state and foreign jurisdictions.  U.S. federal income tax returns for 2011, 2012 and 2013 are currently open for examination. The Company's 2013, 2012, and 2011 U.S. federal income tax returns are currently under examination. State jurisdictions have various open tax years.  The statutes of limitations for most states range from three to six years.

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 10 — EARNINGS PER SHARE
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
The following table sets forth the computation of basic and diluted earnings per share available to common shareholders for the three months ended March 31, 2014 and 2013, respectively.

	Three Months Ended
	March 31,
	2014	2013
	(unaudited)
Net income (loss)	$(54,723)	$(26,465)
Basic weighted-average common shares	95,723,185	95,675,682
Add: Effect of dilutive securities	—	—
Diluted weighted average common shares	95,723,185	95,675,682
Net income (loss) per common share (basic)	$(0.57)	$(0.28)
Net income (loss) per common share (diluted)	$(0.57)	$(0.28)
Because of their anti-dilutive effect, 20,892,607 and 17,570,005 common share equivalents comprised of stock options and restricted stock awards have been excluded from the diluted earnings per share calculation for the three months ended March 31, 2014 and 2013, respectively.
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Revolving Credit Facility
The Company maintained a line of credit with the Bank of Montreal in the amount of $3.0 million. The $3.0 million line of credit could only be utilized by the Company in the form of letters of credit and was secured by a $5.0 million demand deposit with the Bank of Montreal. As of March 31, 2014, the Company had outstanding letters of credit of approximately $0.9 million, which reduced the available line of credit to $2.1 million. The Company's line of credit expired on February 15, 2015 and was not renewed. As a result of such non-renewal, the Company reclassified $5.0 million in restricted cash to current assets at March 31, 2014.
Legal Proceedings
The Company is subject to various claims, other pending and possible legal actions for product liability and other damages, and other matters arising out of the conduct of the Company’s business. On a quarterly basis, the Company reviews material legal claims against the Company. The Company accrues for the costs of such claims as appropriate and in the exercise of its judgment and experience. However, due to a lack of factual information available to the Company about a claim, or the procedural stage of a claim, it may not be possible for the Company to reasonably assess either the probability of a favorable or unfavorable outcome of the claim or to reasonably estimate the amount of loss should there be an unfavorable outcome. Therefore, for many of the claims, the Company cannot estimate a range of loss. The Company believes, based on current knowledge and after consultation with counsel, that the outcome of such claims and actions will not have a material adverse effect on the Company’s results of operations or financial position. However, in the event of

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the Company’s results of operations or financial position.
Other than as described below, the Company is not presently a party to any material litigation or regulatory proceeding and is not aware of any pending or threatened litigation or regulatory proceeding against the Company which, individually or in the aggregate, could have a material adverse effect on the business, operating results, financial condition or cash flows.
On January 19, 2012, the State of Minnesota, by its Attorney General, filed a complaint against the Company in the United States District Court for the District of Minnesota, alleging violations of federal and Minnesota state health privacy laws and regulations, Minnesota debt collection laws, and Minnesota consumer protection laws resulting from, among other things, the theft in Minnesota in July 2011 of an employee’s laptop that contained PHI. On January 25, 2012, the Commissioner of the Minnesota Department of Commerce served the Company an administrative subpoena seeking information and documents about its debt collection practices and the privacy of personal and health data within its possession or control. On February 3, 2012, the Company entered into a Consent Cease and Desist Order with the Commissioner, voluntarily agreeing to cease all debt collection activity in the State of Minnesota. As previously disclosed, on July 30, 2012, without any admission of liability or wrongdoing, the Company entered into a Settlement Agreement, Release and Order with the Minnesota Attorney General to settle the lawsuit filed by the Minnesota Attorney General and the investigation commenced by the Minnesota Department of Commerce and to resolve fully all disputes which in any way related to, arose out of, emanated from, or otherwise involved such lawsuit or investigation and all investigations by the Minnesota Attorney General, the Minnesota Department of Commerce, and the Minnesota Department of Human Services relating to the Company. As part of the settlement, the Company paid a settlement sum of $2.5 million and voluntarily agreed to cease all remaining operations in Minnesota.
On April 26, 2012 and May 1, 2012, the Company, along with certain of its former officers, was named as a defendant in two putative securities class action lawsuits filed in the U.S. District Court for the Northern District of Illinois, which were consolidated as Wong v. Accretive Health et al. The primary allegations are that the Company’s public statements, including filings with the SEC, were false and/or misleading about its violations of certain federal and Minnesota privacy and debt collection laws. On September 26, 2013, without any admission of liability or wrongdoing, the Company entered into a Settlement Agreement to resolve these suits for $14 million, which has been funded into escrow by its insurance carriers. On April 30, 2014, the U.S. District Court for the Northern District of Illinois granted final approval of the Settlement Agreement. A single objector to the Settlement Agreement appealed to the U.S. Court of Appeals for the Seventh Circuit, and on December 9, 2014, the court of appeals affirmed the district court’s approval of the settlement. On December 23, 2014, that objector submitted a petition for en banc rehearing, which was denied on January 26, 2015.
In addition, the Company, along with certain of its directors and former officers, has been named in several putative shareholder derivative lawsuits filed in the U.S. District Court for the Northern District of Illinois on May 3, 2012 and July 31, 2012 (consolidated as Maurras Trust v. Accretive Health et al.), in the Circuit Court of Cook County, Illinois on June 23, 2012 and June 27, 2012 (consolidated as In re Accretive Health, Inc. Derivative Litigation) and in the Court of Chancery of the State of Delaware on November 5, 2012 (Doyle v. Tolan et al.). The primary allegations are that its directors and officers breached their fiduciary duties in connection with the alleged violations of certain federal and Minnesota privacy and debt collection laws.
On July 11, 2013, the Court of Chancery of the State of Delaware granted its motion to stay Doyle v. Tolan et al., in favor of the action pending in the U.S. District Court for the Northern District of Illinois. On September 24, 2013, the U.S. District Court for the Northern District of Illinois granted its motion to dismiss without prejudice, giving plaintiffs in that case leave to file an amended consolidated complaint, which plaintiffs filed on October 22, 2013, amending their complaint to also include allegations with respect to the Restatement. On February 25, 2015, the Company entered a settlement agreement with plaintiffs in all of these suits that would resolve the derivative actions, subject to court approval. On February 26, 2015, plaintiffs in the action pending in the U.S. District Court for the Northern District of Illinois filed a motion seeking preliminary approval of that settlement, which was granted on March 19, 2015. A final fairness hearing is scheduled for July 23, 2015.
On May 17, 2013, the Company, along with certain of its directors, former directors and former officers, was named as a defendant in a putative securities class action lawsuit filed in the U.S. District Court for the Northern District of Illinois (Hughes v. Accretive Health, Inc. et al.). The primary allegations, relating to its March 8, 2013 announcement that

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

the Company would be restating its prior period financial statements, are that its public statements, including filings with the SEC, were false and/or misleading with respect to its revenue recognition and earnings prospects. On November 27, 2013, plaintiffs voluntarily dismissed the Company’s directors and former directors (other than Mary Tolan). On January 31, 2014, the Company filed a motion to dismiss the Complaint. On September 25, 2014, the Court granted the Company motion to dismiss without prejudice, however the plaintiffs filed a Second Amended Complaint on October 23, 2014. On November 10, 2014, the Company filed a motion to dismiss the Second Amended Complaint. While that motion was still pending, on January 8, 2015, plaintiffs filed a motion to amend the Second Amended Complaint, seeking to add allegations regarding the recently issued Restatement. On April 22, 2015, the court granted plaintiffs’ motion to amend, and a Third Amended Complaint was filed on May 13, 2015. The Company moved to dismiss the Third Amended Complaint on June 3, 2015. The Company continues to believe it has meritorious defenses and intend to vigorously defend itself, Mary Tolan, and its former officers against these claims. The outcome is not presently determinable.
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
On February 6, 2015, the Company was named as a defendant in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Michigan (Cassale v. Accretive Health, Inc.). The primary allegations are that the Company attempted to collect debts without complying with the provisions of the FDCPA. The case was settled in April 2015.
On February 24, 2015 (amended Feb. 25, 2015), the Plaintiff in the Church action (above) filed a motion with the Joint Panel for Multidistrict Litigation to transfer and consolidate the Church, Anger and Cassale actions for pretrial purposes in the Southern District of Alabama where the Church case is currently pending.  That motion was withdrawn in May 2015.
In April 2015, the Company was named among other defendants in an employment action brought by a former employee before the Maine Human Rights Commission alleging that she was improperly terminated in retaliation for uncovering alleged Medicare fraud.  The Company filed its response with the MHRC on May 19, 2015 seeking that the Company be dismissed entirely from the action.  The Plaintiff has filed a parallel qui tam action in the District of Maine (Worthy v. Eastern Maine Healthcare Systems) in which she makes the same allegations.  The U.S. Department of Justice declined to intervene in the federal court action, and the case was unsealed in April 2015 but has not been served on any defendant. The Company believes that it has meritorious defenses to both the MHRC action and the federal court case, and intends to vigorously defend itself against these claims. The outcomes are not presently determinable.
NOTE 12 — SEGMENTS AND CUSTOMER CONCENTRATIONS
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

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Hospital systems affiliated with Ascension Health have accounted for a significant portion of the Company’s net services revenue each year since the Company’s formation. For the three months ended March 31, 2014 and 2013, two different customers unaffiliated with Ascension Health, due to contract termination events, accounted for 17% and 38% of net service revenues. The Ascension Health system, through its individual customer contracts with the Company, accounted for more than 56% and 55% of the Company’s total deferred customer billings at March 31, 2014 and December 31, 2013, respectively. The loss of the customers within this large health system would have a material adverse impact on the Company’s operations. There are 3 individual customers whose individual balance is equal to or greater than 10% of total deferred customer billings and, in the aggregate, account for 41% and 43% of the total deferred customer billings at March 31, 2014 and December 31, 2013, respectively, of which one customer is part of the affiliated Ascension Health system discussed above.
The Company does not have a concentration of credit risk within accounts receivable as reported in the consolidated balance sheets with any one large customer at March 31, 2014 and December 31, 2013.
NOTE 13 — SUBSEQUENT EVENTS
The Company entered into settlement agreements with seven customers after the quarter ended March 31, 2014 which will result in revenue recognition events for the Company under its revenue recognition policy in the year ending December 31, 2014 (5 customers) and the quarters ending March 31, 2015 (1 customer) and June 30, 2015 (1 customer). Six of the seven settled agreements did not have a significant impact on the Company’s deferred customer billings and one resulted in a repayment of approximately $5.6 million in previously collected cash and a reduction in deferred customer billings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to “Accretive Health”, “the Company,” “we,” “our,” and “us” mean Accretive Health, Inc., and its subsidiaries.
The following discussion and analysis is an integral part of understanding our financial results and is provided as an addition to, and should be read in connection with, our condensed consolidated financial statements and the accompanying notes. Also refer to Note 1 of our condensed consolidated financial statements.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, that involve substantial risks and uncertainties. These statements are often identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict," "project," “would” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 as well as our other filings with the SEC. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
OVERVIEW
Our Business
We are a leading provider of services that help healthcare providers generate sustainable improvements in their operating margins and cash flows while also improving patient, physician and staff satisfaction for our customers. Our goal is to help our healthcare provider customers deliver high-quality care and serve their communities, and do so in a financially sustainable way. We help our customers to more efficiently manage their revenue cycle process and strive to help prepare them for the evolving dynamics of the healthcare industry, particularly the challenges and opportunities presented by the shift to value-based reimbursement which is designed to reward the value, rather than the volume, of healthcare services provided.
While we cannot control the changes in the regulatory environment imposed on our customers, we believe that our role becomes increasingly more important to our customers as macroeconomic, regulatory and healthcare industry conditions continue to impose financial pressure on healthcare providers to manage their operations effectively and efficiently.
Revenue Cycle Management, or RCM, continues to be our primary service offering. Our RCM offering helps our customers more efficiently manage their revenue cycle process. This encompasses patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections. We focus on optimizing our customers’ entire, end-to-end revenue cycle process, which we believe is more advantageous than alternative approaches that merely focus on certain aspects or sub-processes within the revenue cycle. Our physician advisory services, or PAS, complements our RCM offering by strengthening our customer’s compliance with certain third-party payer requirements and limiting denials of claims. For example, our PAS offering helps customers determine whether to classify a hospital visit as an in-patient or an out-patient observation case for billing purposes. We believe that the population health capabilities we are integrating into our RCM offering will enhance our value-based reimbursement capabilities to help providers enter into risk-bearing arrangements with payers.

We operate our business as a single segment configured with our significant operations and offerings organized around the business of providing end-to-end RCM services to U.S.-based hospitals and other healthcare providers.
CONSOLIDATED RESULTS OF OPERATIONS
The following table provides consolidated operating results and other operating data for the periods indicated:

	Three Months Ended March 31,		2014 vs. 2013 Change
	2014	2013	Amount	%
	(In thousands)
Consolidated Statement of Operations Data:
RCM service: net operating fees	$1,465	$10,421	$(8,956)	(85.9)%
RCM service: incentive fees	2,142	1,544	598	38.7%
Other service fees	9,357	16,192	(6,835)	(42.2)%
Total net services revenue	12,964	28,157	(15,193)	(54.0)%
Operating expenses:
Cost of services	44,932	47,533	(2,601)	(5.5)%
Selling, general and administrative	17,366	22,057	(4,691)	(21.3)%
Restatement and other	35,301	1,031	34,270	n.m
Total operating expenses	97,599	70,621	26,978	38.2%
Income (loss) from operations	(84,635)	(42,464)	(42,171)	99.3%
Net interest income	100	61	39	63.9%
Net income (loss) before income tax provision	(84,535)	(42,403)	(42,132)	99.4%
Income tax provision (benefit)	(29,812)	(15,938)	(13,874)	87.0%
Net income (loss)	$(54,723)	$(26,465)	$(28,258)	n.m.
n.m.—Not meaningful
Use of Non-GAAP Financial Information
We typically invoice customers for base fees and incentive fees on a quarterly or monthly basis, and typically receive cash from customers on a similar basis. For generally accepted accounting principles, or GAAP, reporting purposes, we only recognize these net operating fees and incentive fees as net services revenue to the extent that all the criteria for revenue recognition are met, which is generally upon contract renewal, termination or other contractual agreement. As such, net operating and incentive fees are typically recognized for GAAP purposes in periods subsequent to the periods in which the services are provided. Therefore, our net services revenue and other items in our GAAP consolidated financial statements and adjusted EBITDA will typically include the effects of billings and collections from periods prior to the period in which revenue is recognized.
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

Selected Non-GAAP Measures
The following table presents selected non-GAAP measures for each of the periods indicated. See below for an explanation of how we calculate and use these non-GAAP measures, and for a reconciliation of these non-GAAP measures to the most comparable GAAP measure.

	Three Months Ended March 31,
	2014	2013
Non-GAAP Measures:
Adjusted EBITDA	$(43,169)	$(33,150)
Net cash generated from customer contracting activities	$1,355	$(2,358)
Gross cash generated from customer contracting activities	$57,488	$58,949
Gross and Net Cash Generated from Customer Contracting Activities
Gross and net cash generated from customer contracting activities reflect the change in the deferred customer billings, relative to GAAP net services revenue, and adjusted EBITDA (defined below), respectively. Deferred customer billings include the portion of both (i) invoiced net operating fees and (ii) cash collections of incentive fees, in each case, that have not met our revenue recognition criteria. Deferred customer billings are included in the detail of our customer liabilities balance in the condensed consolidated balance sheet. Deferred customer billings are reduced by the amounts of revenue recognized when a revenue recognition event occurs. Gross cash generated from customer contracting activities is defined as GAAP net services revenue, plus the change in deferred customer billings. Accordingly, gross cash generated from customer contracting activities is the sum of (i) invoiced net operating fees, (ii) cash collections on incentive fees and (iii) other services fees.
Net cash generated from customer contracting activities is defined as adjusted EBITDA, plus the change in deferred customer billings.
These non-GAAP measures are used throughout this Form 10-Q including "Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Adjusted EBITDA
We define adjusted EBITDA as net income before net interest income (expense), income tax provision, depreciation and amortization expense, share-based compensation expense, Restatement-related expense, reorganization-related expense and certain non-recurring items. The use of adjusted EBITDA to measure operating and financial performance is limited by our revenue recognition criteria, pursuant to which GAAP net services revenue is recognized at the end of a contract or "other contractual agreement event". Adjusted EBITDA does not adequately match corresponding cash flows resulting from customer contracting activities. Accordingly, as described above, in order to better compare our cash flows from customer contracting activities to our operating performance, we use additional non-GAAP measures: gross and net cash generated from customer contracting activities. We use adjusted EBITDA in our reconciliation of net cash generated from customer contracting activities to our GAAP consolidated financial statements.
We understand that, although non-GAAP measures are frequently used by investors, securities analysts, and others in their evaluation of companies, these measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•
 Gross and net cash generated from customer contracting activities include invoiced net operating fees, and invoiced as well as collected incentive fees which may be subject to adjustment or concession prior to the end of a contract or "other contractual agreement event";

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

Reconciliation of GAAP and Non-GAAP Measures
The following table represents a reconciliation of adjusted EBITDA and gross and net cash generated from customer contracting activities to net income (loss), the most comparable GAAP measure, for each of the periods indicated.

	Three Months Ended March 31,		2014 vs. 2013 Change
	2014	2013	Amount	%
Net income (loss)	$(54,723)	$(26,465)	$(28,258)	n.m.
Net interest (income) expense	(100)	(61)	(39)	63.9%
Income tax provision (benefit)	(29,812)	(15,938)	(13,874)	87.0%
Depreciation and amortization expense	1,405	1,751	(346)	(19.8)%
Share-based compensation expense (1)	4,760	6,532	(1,772)	(27.1)%
Restatement and other (2)	35,301	1,031	34,270	n.m
Adjusted EBITDA	(43,169)	(33,150)	(10,019)	30.2%
Change in deferred customer billings (3)	44,524	30,792	13,732	44.6%
Net cash generated from customer contracting activities	$1,355	$(2,358)	$3,713	(157.5)%
Net services revenue (GAAP basis)	12,964	28,157	(15,193)	(54.0)%
Change in deferred customer billings (3)	44,524	30,792	13,732	44.6%
Gross cash generated from customer contracting activities	$57,488	$58,949	$(1,461)	(2.5)%

Components of Gross Cash Generated from Customer Contracting Activities:
RCM service: net operating fee	$34,776	$29,529	$5,247	17.8%
RCM service: incentive fee	13,355	13,228	127	1.0%
Total RCM service fees	48,131	42,757	$5,374	12.6%
Other service fees	9,357	16,192	(6,835)	(42.2)%
Gross cash generated from customer contracting activities	$57,488	$58,949	$(1,461)	(2.5)%

 n.m.—Not meaningful

(1)
Share-based compensation expense represents the non-cash expense associated with stock options and restricted shares granted, as reflected in our Condensed Consolidated Statements of Operations and Comprehensive Income. See Note 7, Share-Based Compensation, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the detail of the amounts of share-based compensation expense.

(2)
For the three months ended March 31, 2014, we incurred $25.0 million in Restatement-related costs. These costs were incurred to complete the Annual Report on Form 10-K for the year ended December 31, 2013 and to restate certain historical consolidated financial statements. We also incurred costs in connection with a reduction in workforce in certain corporate, administrative and management functions totaling $9.9 million, which costs included severance payments, healthcare benefits, and outplacement job training. During the three months ended March 31, 2013, we incurred $1.0 million of legal and other professional costs associated with our Minnesota litigation matter as described in Part II, Item 1 of this Quarterly Report on Form 10-Q.

(3)
Deferred customer billings include the portion of both (i) invoiced net operating fees and (ii) cash collections on incentive fees, in each case, that have not met our revenue recognition criteria. Deferred customer billings are included in the detail of our customer liabilities account in the condensed consolidated balance sheet. Deferred customer billings are reduced by revenue recognized when revenue recognition occurs. Change in deferred customer billings represents the net change in the cumulative net operating fees and incentive fees that have not met revenue recognition criteria.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Net Services Revenues
Net services revenue decreased by $15.2 million, or 54.0%, from $28.2 million for the three months ended March 31, 2013 to $13.0 million for the three months ended March 31, 2014. The decrease is the result of a net decrease in net services fee revenues attributable to customer contractual agreement events that occurred during the three months ended March 31, 2014. As a result of reaching contractual agreements events, the Company recognized $2.9 million and $10.7 million of RCM service revenue for the three months ended March 31, 2014 and 2013, respectively.
Other service fees revenues decreased by $6.8 million, from $16.2 million as of March 31, 2013 to $9.4 million as of March 31, 2014, driven by a decline in PAS revenue, due to the impact of the two-midnight rule, a regulatory change in the healthcare industry related to billing classifications for certain hospital patients.
Gross Cash Generated from Customer Contracting Activities (Non-GAAP)
Gross cash generated from customer contracting activities decreased by $1.4 million, or 2.5%, from $58.9 million for the three months ended March 31, 2013 to $57.5 million for the three months ended March 31, 2014. The decrease was primarily the result of a decrease in our other service fees revenues of $6.8 million due to the negative impact of the two-midnight rule on our PAS business. This decrease was offset by an increase in cash received from certain RCM customers. Refer to the Reconciliation of GAAP and Non-GAAP measures above.
Costs of Services
Our costs of services decreased by $2.6 million, or 5.5%, from $47.5 million for the three months ended March 31, 2013 to $44.9 million for the three months ended March 31, 2014. The decrease in costs of services was primarily attributable to decreased volumes in our PAS business.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $4.7 million or 21.3%, to $17.4 million for the three months ended March 31, 2014, from $22.1 million for the three months ended March 31, 2013. The decrease in selling, general and administrative costs was primarily due to impact of the reorganization that reduced workforce in corporate, administrative and management functions that was initiated in 2013 and that continued into the three months ended March 31, 2014.
Net Cash Generated from Customer Contracting Activities (Non-GAAP)
Net cash generated from customer contracting activities amounted to $1.4 million for the three months ended March 31, 2014, compared to a use of $2.4 million for the three months ended March 31, 2013. This change of $3.7 million is primarily due to decreases in selling, general and administrative expenses. Refer to the Reconciliation of GAAP and Non-GAAP measures above.
Restatement and other
Restatement and other costs amounted to $35.3 million for the three months ended March 31, 2014, compared to $1.0 million for the three months ended March 31, 2013. The increase was driven by Restatement-related costs of $25.0 million and reorganization costs of $9.9 million. We did not incur any Restatement and reorganization costs during the three months ended March 31, 2013. This increase was offset by a decrease of $1.0 million in expenses incurred related to the Minnesota litigation matter during the three months ended March 31, 2013. We did not incur any costs related to the Minnesota litigation matter during the three months ended March 31, 2014.
Income Taxes
Our tax benefit increased by $13.9 million to $29.8 million for the three months ended March 31, 2014, from $15.9 million for the three months ended March 31, 2013, primarily due to the reduction in our pretax income. Our effective tax rates for the three months ended March 31, 2014 and 2013 was 35.3% and 37.6%, respectively. Our tax rate is affected by discrete items that may occur in any given year, but not consistent from year to year.  The decrease in effective tax rate is primarily attributable to unfavorable discrete items, and to the recognition of lower projected future jurisdictional tax rates on net deferred tax assets in the period ended March 31, 2014.
CRITICAL ACCOUNTING POLICIES
Management considers an accounting policy to be critical if the accounting policy requires management to make particularly difficult, subjective or complex judgments about matters that are inherently uncertain. A summary of our critical accounting policies is included in Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Policies and Use of Estimates" of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.
NEW ACCOUNTING PRONOUNCEMENTS
For additional information regarding new accounting guidance, see Note 2, Recent Accounting Pronouncements to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which provides a summary of our recently adopted accounting standards and disclosures.
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity is cash flows from operations. Given our current cash and cash equivalents and accounts receivable, we believe we will have sufficient funds to meet our operating, investing and financing needs for at least the next twelve months.
Our cash and cash equivalents were $207.7 million at March 31, 2014 as compared to $228.9 million as of December 31, 2013. Our cash and cash equivalents, at any time, include amounts paid to us in advance by customers for the purpose of reimbursing their revenue cycle operation costs. See Note 3, Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Cash flows from operating, investing and financing activities, as reflected in our condensed consolidated statements of cash flows, are summarized in the following table (in thousands):

	Three Months Ended
	March 31,
Cash Flows (in thousands)	2014	2013
Net cash provided by (used in):
Operating activities	$(20,335)	$6,093
Investing activities	(1,177)	(193)
Financing activities	99	41
Operating Activities
Cash used in operating activities for the three months ended March 31, 2014 totaled $20.3 million, as compared to $6.1 million of cash provided by operating activities for the three months ended March 31, 2013. The decrease in cash provided by or (used in) operating activities is primarily attributable to an increase in Restatement and other expenses of $34.3 million, from $1.0 million for the three months ended March 31, 2013 to $41.0 million for the three months ended March 31, 2014.
Investing Activities
Cash used in investing activities increased by $1.0 million, from $0.2 million for the three months ended March 31, 2013 to $1.2 million for the three months ended March 31, 2014. Cash used during this period was primarily related to the purchase of computer hardware and software to support our business.

Financing Activities
Cash provided by financing activities increased to $0.1 million for the three months ended March 31, 2014, primarily due to the tax benefit generated from our stock option program, offset by the purchase of treasury stock. Cash provided by financing activities for the three months ended ended March 31, 2013 was $0.04 million, primarily due to the receipt of proceeds from our employees' stock option exercises and the related favorable tax effect.
Revolving Credit Facility
We maintained a line of credit with the Bank of Montreal in the amount of $3.0 million. The $3.0 million line of credit could only be utilized by us in the form of letters of credit and was secured by a $5.0 million demand deposit with the Bank of Montreal. Any amounts outstanding under the line of credit accrued interest at the greater of the bank-established prime commercial rate, a LIBOR plus 1% rate, or a rate that combines the characteristics of both. The line of credit had an initial term of three years and was renewable annually thereafter. At March 31, 2014 and December 31, 2013, we had outstanding letters of credit of approximately $0.9 million, which reduced the available line of credit to $2.1 million. Our line of credit expired on February 15, 2015 and was not renewed.
Future Capital Requirements
In connection with our strategic initiatives, we plan to continue to enhance customer service by increasing our investment in technology to enable our systems to more effectively integrate with our customers’ existing technologies. We plan to continue to deploy resources to strengthen our information technology infrastructure in order to drive additional value for our customers. We also continue to invest in our shared services capabilities. We also plan on expanding our capabilities in India which will require investments. We may also selectively pursue acquisitions and/or strategic relationships that will enable us to broaden or further enhance our offerings.
Additionally, new business development remains a priority as we plan to continue to boost our sales and marketing efforts. We plan to continue to add experienced personnel to our sales organization, develop more disciplined sales processes, and create an integrated marketing capability.
OFF-BALANCE SHEET OBLIGATIONS

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity

Our interest income is primarily generated from interest earned on operating cash accounts. Our exposure to market risks related to interest expense is limited to outstanding letters of credit under the revolving line of credit, which bear interest at the greater of the bank established prime commercial rate, a LIBOR plus 1% rate, or a rate that combines the characteristics of both. We do not enter into interest rate swaps, caps or collars or other hedging instruments. As a result, we believe that the risk of a significant impact on our operating income from interest rate fluctuations is not substantial.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee because a portion of our operating expenses are incurred by our subsidiary in India and are denominated in Indian rupees. However, we do not generate any revenues outside of the United States. For the three months ended March 31, 2014 and 2013, 3.4% and 4.3%, respectively, of our expenses were denominated in Indian rupees. As a result, we believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As previously disclosed under “Item 9A - Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, or the 2013 10-K, we concluded that our internal control over financial reporting was not effective as a result of the material weaknesses identified in the 2013 10-K.
During 2014, we spent considerable time and deployed considerable resources performing extensive analytics and substantive procedures and supporting the audit process to complete the restated financial statements for 2011, as well as the financial statements for the years ended December 31, 2012 and 2013, or collectively, the Restatement. In light of these efforts, we were unable to remediate our material weaknesses; however, we continue to invest significant time and resources and take actions to remediate material weaknesses in our internal control over financial reporting.
While our remediation efforts continue, we have relied on and will continue to rely on extensive, temporary manual procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by an effective internal control environment. These procedures include, but are not limited to:

•
Significant extension of the timeline for the 2014 financial statement close process, thereby allowing us to conduct additional analysis and substantive procedures, including preparation of account reconciliations and making additional adjustments as necessary to verify the accuracy and completeness of our financial reporting; and

•
Hiring additional resources and retaining outside consultants with relevant accounting experience, skills and knowledge, working under our supervision and direction to assist with account closing and the financial statement preparation process for 2014.

Notwithstanding the existence of the material weaknesses as described in the 2013 10-K, we believe that the consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.
Remediation of Material Weaknesses in Internal Control Over Financial Reporting
Our management is committed to the planning and implementation of remediation efforts to address all material weaknesses as well as other identified areas of risk. These remediation efforts, summarized below, which are implemented, in the process of being implemented or are planned for implementation, are intended to address the identified material weaknesses and to enhance our overall financial control environment.
During 2013, 2014 and 2015, numerous changes were made throughout our organization and significant actions have been taken to reinforce the importance of a strong control environment, including training and other steps designed to strengthen and enhance our control culture.
To remediate the control environment deficiencies identified herein, our leadership team, including the Chief Executive Officer, and the Chief Financial Officer, has reaffirmed and reemphasized the importance of internal control, control consciousness and a strong control environment.

To date we have:

•	adopted new accounting policies for revenue recognition and software capitalization;

•	established a contract governance committee to oversee all contracting activity;

•	appointed experienced professionals to key leadership positions;

•	established a new reporting structure with more clearly defined accountabilities;

•	implemented a new internal reporting model and performance metrics based on cash flow performance;

•	centralized certain accounting functions and revised organizational structures to enhance accurate reporting and ensure appropriate accountability;

•
hired additional accounting personnel with appropriate backgrounds and skill sets, including professionals with certified public accountant qualifications, master’s degrees and public accounting experience and creating new positions for a Director of Revenue and a Director of Taxes;

•	completed the implementation of a more robust contract governance structure to assure appropriate administration, compliance and accounting treatment for new or amended contract terms;

•	established a contracting boundaries protocol to clarify the delegation of contracting authority to personnel involved in establishing customer contract terms;

•	established a formal delegation of authority from the Board of Directors to management with further delegation to accountable personnel;

•	expanded the use of our financial reporting systems to facilitate more robust analysis of operating performance, budgeting and forecasting; and

•	strengthening our current disclosure committee with formalized processes to enhance the transparency of our external financial reporting.
Our management believes that meaningful progress has been made against remaining remediation efforts; although timetables vary, management regards successful completion as an important priority. Remaining remediation activities include:

•	restructuring key revenue, cost and related reimbursement accounting policies and processes;

•	establishing additional programs to provide appropriate accounting and controls training to financial, operations and sales staff and corporate executives on an ongoing basis;

•	enhancing our Sarbanes-Oxley compliance procedures; and

•	executing our financial account closing and the financial statement preparation process in a timely and accurate manner.
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

Changes in Internal Control Over Financial Reporting
Other than matters discussed in this Item 9A, there have been no changes in our internal control over financial reporting since our last Annual Report filed on Form 10-K for the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
Other than as described below, the Company is not presently a party to any material litigation or regulatory proceeding and is not aware of any pending or threatened litigation or regulatory proceeding against the Company which, individually or in the aggregate, could have a material adverse effect on the business, operating results, financial condition or cash flows.
On January 19, 2012, the State of Minnesota, by its Attorney General, filed a complaint against the Company in the United States District Court for the District of Minnesota, alleging violations of federal and Minnesota state health privacy laws and regulations, Minnesota debt collection laws, and Minnesota consumer protection laws resulting from, among other things, the theft in Minnesota in July 2011 of an employee’s laptop that contained PHI. On January 25, 2012, the Commissioner of the Minnesota Department of Commerce served the Company an administrative subpoena seeking information and documents about its debt collection practices and the privacy of personal and health data within its possession or control. On February 3, 2012, the Company entered into a Consent Cease and Desist Order with the Commissioner, voluntarily agreeing to cease all debt collection activity in the State of Minnesota. As previously disclosed, on July 30, 2012, without any admission of liability or wrongdoing, the Company entered into a Settlement Agreement, Release and Order with the Minnesota Attorney General to settle the lawsuit filed by the Minnesota Attorney General and the investigation commenced by the Minnesota Department of Commerce and to resolve fully all disputes which in any way related to, arose out of, emanated from, or otherwise involved such lawsuit or investigation and all investigations by the Minnesota Attorney General, the Minnesota Department of Commerce, and the Minnesota Department of Human Services relating to the Company. As part of the settlement, the Company paid a settlement sum of $2.5 million and voluntarily agreed to cease all remaining operations in Minnesota.
On April 26, 2012 and May 1, 2012, the Company, along with certain of its former officers, was named as a defendant in two putative securities class action lawsuits filed in the U.S. District Court for the Northern District of Illinois, which were consolidated as Wong v. Accretive Health et al. The primary allegations are that the Company’s public statements, including filings with the SEC, were false and/or misleading about its violations of certain federal and Minnesota privacy and debt collection laws. On September 26, 2013, without any admission of liability or wrongdoing, the Company entered into a Settlement Agreement to resolve these suits for $14 million, which has been funded into escrow by its insurance carriers. On April 30, 2014, the U.S. District Court for the Northern District of Illinois granted final approval of the Settlement Agreement. A single objector to the Settlement Agreement appealed to the U.S. Court of Appeals for the Seventh Circuit, and on December 9, 2014, the court of appeals affirmed the district court’s approval of the settlement. On December 23, 2014, that objector submitted a petition for en banc rehearing, which was denied on January 26, 2015.
In addition, the Company, along with certain of its directors and former officers, has been named in several putative shareholder derivative lawsuits filed in the U.S. District Court for the Northern District of Illinois on May 3, 2012 and July 31, 2012 (consolidated as Maurras Trust v. Accretive Health et al.), in the Circuit Court of Cook County, Illinois on June 23, 2012 and June 27, 2012 (consolidated as In re Accretive Health, Inc. Derivative Litigation) and in the Court of Chancery of the State of Delaware on November 5, 2012 (Doyle v. Tolan et al.). The primary allegations are that its directors and officers breached their fiduciary duties in connection with the alleged violations of certain federal and Minnesota privacy and debt collection laws.
On July 11, 2013, the Court of Chancery of the State of Delaware granted its motion to stay Doyle v. Tolan et al., in favor of the action pending in the U.S. District Court for the Northern District of Illinois. On September 24, 2013, the U.S. District Court for the Northern District of Illinois granted its motion to dismiss without prejudice, giving plaintiffs in that case leave to file an amended consolidated complaint, which plaintiffs filed on October 22, 2013, amending their complaint to also include allegations with respect to the Restatement. On February 25, 2015, the Company entered a settlement agreement with plaintiffs in all of these suits that would resolve the derivative actions, subject to court approval. On February 26, 2015, plaintiffs in the action pending in the U.S. District Court for the Northern District of Illinois filed a motion seeking preliminary approval of that settlement, which was granted on March 19, 2015. A final fairness hearing is scheduled for July 23, 2015.
On May 17, 2013, the Company, along with certain of its directors, former directors and former officers, was named as a defendant in a putative securities class action lawsuit filed in the U.S. District Court for the Northern District of Illinois (Hughes v. Accretive Health, Inc. et al.). The primary allegations, relating to its March 8, 2013 announcement that the Company would be restating its prior period financials, are that its public statements, including filings with the SEC, were false and/or misleading with respect to its revenue recognition and earnings prospects. On November 27, 2013, plaintiffs voluntarily dismissed the Company’s directors and former directors (other than Mary Tolan). On January 31, 2014, the Company filed a motion to dismiss the Complaint. On September 25, 2014, the Court granted the Company motion to dismiss without prejudice, however the plaintiffs filed a Second Amended Complaint on October 23, 2014. On November 10, 2014, the Company filed a motion to dismiss the Second Amended Complaint. While that motion was still pending, on January 8, 2015, plaintiffs filed a motion to amend the Second Amended Complaint, seeking to add allegations regarding the recently issued Restatement. On April 22, 2015, the court granted plaintiffs’ motion to amend, and a Third Amended Complaint was filed on May 13, 2015. The Company moved to dismiss the Third Amended Complaint on June 3, 2015. The Company continues to believe it has meritorious defenses and intend to vigorously defend itself, Mary Tolan, and its former officers against these claims. The outcome is not presently determinable.
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
On February 6, 2015, the Company was named as a defendant in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Michigan (Cassale v. Accretive Health, Inc.). The primary allegations are that the Company attempted to collect debts without complying with the provisions of the FDCPA. The case was settled in April 2015.
On February 24, 2015 (amended Feb. 25, 2015), the Plaintiff in the Church action (above) filed a motion with the Joint Panel for Multidistrict Litigation to transfer and consolidate the Church, Anger and Cassale actions for pretrial purposes in the Southern District of Alabama where the Church case is currently pending.  That motion was withdrawn in May 2015.
In April 2015, the Company was named among other defendants in an employment action brought by a former employee before the Maine Human Rights Commission alleging that she was improperly terminated in retaliation for uncovering alleged Medicare fraud.  The Company filed its response with the MHRC on May 19, 2015 seeking that the Company be dismissed entirely from the action.  The Plaintiff has filed a parallel qui tam action in the District of Maine (Worthy v. Eastern Maine Healthcare Systems) in which she makes the same allegations.  The U.S. Department of Justice declined to intervene in the federal court action, and the case was unsealed in April 2015 but has not been served on any defendant. The Company believes that it has meritorious defenses to both the MHRC action and the federal court case, and intends to vigorously defend itself against these claims. The outcomes are not presently determinable.

ITEM 1A.	RISK FACTORS
During the three months ended March 31, 2014, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. Please refer to Part I, Item IA, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2013 for a complete description of the material risks we face and also refer to the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes and the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sale of Equity Securities
We granted options to purchase an aggregate of 578,597 shares of our common stock with exercise prices ranging from $8.61 to $9.45 per share, and we issued 750,000 shares of restricted stock during the three months ended March 31, 2014 to employees and directors pursuant to our 2010 Stock Incentive Plan and/or in reliance upon the exemption from the registration requirements of the Securities Act of 1933, or Securities Act, provided by Section 4(a)(2) of the Securities Act as sales by an issuer not involving any public offering, as set forth in the tables below. No underwriters were involved in the foregoing transactions. All of such unregistered shares of common stock are deemed restricted securities for purposes of the Securities Act. No such options have been exercised.

The following table sets forth the dates on which such options were granted and the number of shares of common stock subject to such options, the exercise price and the number of employees and directors granted options on each date from January 1, 2014 through March 31, 2014:

Date of Grant	Common Stock Subject to Options Granted	Exercise Price	Number of Employees and Directors Granted Options
1/2/2014	17,376	$9.14	5
1/3/2014	28,275	$9.09	4
1/7/2014	218,946	$9.45	2
2/4/2014	154,000	$8.83	6
3/4/2014	160,000	$8.61	2
	578,597

The following table sets forth the dates on which such shares of restricted stock were granted and the number of shares of restricted stock and the number of employees and directors granted restricted stock on each date from January 1, 2014 through March 31, 2014:

Date of Grant	Number of Shares of Restricted Common Stock Granted	Number of Employees and Directors Granted Restricted Stock
1/24/2014	750,000	19

Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated (in thousands, except share and per share data):

Period	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (2)
January 1, 2014 January 31, 2014	3,138	$9.10	—	$50,000
February 1, 2014 through February 28, 2014	2,905	$9.02	—	$50,000
March 1, 2014 through March 31, 2014	2,643	$8.26	—	$50,000

(1)
Repurchases of our common stock related to employees’ tax withholding upon vesting of RSAs. See Note 7, Share-Based Compensation, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2)
On November 13, 2013, our board of directors authorized, subject to the completion of the Restatement, the repurchase of up to $50.0 million of our common stock from time to time in the open market or in privately negotiated transactions, or the 2013 Repurchase Program. The timing and amount of any shares repurchased under the 2013 Repurchase Program will be determined by our management based on its evaluation of market conditions and other factors. The 2013 Repurchase Program may be suspended or discontinued at any time. We currently intend to fund any repurchases from cash on hand. The 2013 Repurchase Program was not in effect during 2014 and accordingly we did not repurchase any shares of common stock under the 2013 Repurchase Program during 2014.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
10.1
Resignation Letter, dated March 28, 2014 between Accretive Health, Inc. and John T. Staton (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K (File No. 001-34746), filed on December 30, 2014)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	June 23, 2015	ACCRETIVE HEALTH, INC
(Registrant)

	By:	/s/ Emad Rizk
Emad Rizk
President and Chief Executive Officer

	By:	/s/ Peter P. Csapo
Peter P. Csapo
Chief Financial Officer and Treasurer