Form 10-Q
period 2014-06-30
Accretive Health, Inc.
filed 2015-06-23
CIK 1472595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Accretive Health, Inc.
FORM 10-Q

For the period ended June 30, 2014
Table of Contents

Part I. Consolidated Financial Information
Item 1.	Consolidated Financial Statements	2
	Condensed Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013	2
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) — For the Three and Six Months ended June 30, 2014 and 2013	3
	Condensed Consolidated Statements of Cash Flows (unaudited) — For the Six Months ended June 30, 2014 and 2013	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29

Part II. Other Information
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6.	Exhibits	36

SIGNATURES		37

EXHIBIT INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

Accretive Health, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$154,120	$228,891
Restricted cash	5,000	—
Accounts receivable, net	13,478	24,557
Prepaid income taxes	10,008	9,738
Current deferred tax assets	96,462	105,015
Other current assets	10,137	6,943
Total current assets	289,205	375,144
Property, equipment and software, net	14,859	16,275
Non-current deferred tax assets	158,622	112,993
Restricted cash	—	5,000
Goodwill and other assets, net	309	579
Total assets	$462,995	$509,991
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$6,249	$4,254
Current portion of customer liabilities	298,572	356,694
Accrued compensation and benefits	10,918	11,810
Other accrued expenses	13,863	20,046
Total current liabilities	329,602	392,804
Non-current portion of customer liabilities	267,917	195,392
Other non-current liabilities	6,467	7,407
Total liabilities	603,986	595,603
Stockholders' equity (deficit):
Common stock, $0.01 par value, 500,000,000 shares authorized, 101,350,241 shares issued and 96,760,212 shares outstanding at June 30, 2014; 100,525,241 shares issued and 96,010,911 shares outstanding at December 31, 2013	1,014	1,005
Additional paid-in capital	299,531	283,439
Accumulated deficit	(389,419)	(317,897)
Accumulative other comprehensive loss	(1,200)	(1,459)
Treasury stock	(50,917)	(50,700)
Total stockholders' equity (deficit)	(140,991)	(85,612)
Total liabilities and stockholders’ equity (deficit)	$462,995	$509,991
See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net services revenue	$58,975	$374,408	$71,939	$402,565
Operating expenses:
Costs of services	47,949	49,926	92,881	97,459
Selling, general and administrative	19,458	18,675	36,824	40,732
Restatement and other	18,760	8,253	54,061	9,284
Total operating expenses	86,167	76,854	183,766	147,475
Income (loss) from operations	(27,192)	297,554	(111,827)	255,090
Net interest income	52	57	152	118
Income (loss) before income tax provision	(27,140)	297,611	(111,675)	255,208
Income tax provision (benefit)	(10,341)	109,878	(40,153)	93,940
Net income (loss)	$(16,799)	$187,733	$(71,522)	$161,268
Net income (loss) per common share
Basic	$(0.18)	$1.96	$(0.75)	$1.69
Diluted	$(0.18)	$1.93	$(0.75)	$1.66
Weighted average shares used in calculating net income (loss) per common share:
Basic	95,753,302	95,679,451	95,738,326	95,677,588
Diluted	95,753,302	97,029,115	95,738,326	97,013,632
Consolidated statements of comprehensive income (loss)
Net income (loss)	(16,799)	187,733	(71,522)	161,268
Other comprehensive income (loss):
Foreign currency translation adjustments	21	(543)	259	(509)
Comprehensive income (loss)	$(16,778)	$187,190	$(71,263)	$160,759

See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 30,
	2014	2013
	(Unaudited)
Operating activities:
Net income (loss)	$(71,522)	$161,268
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	2,876	3,522
Share-based compensation	18,081	13,461
Loss on disposal	223	—
(Recoveries)/Provision for doubtful receivables	(494)	13
Deferred income taxes	(39,226)	93,880
Excess tax benefits from share-based awards	(176)	(36)
Changes in operating assets and liabilities:
Accounts receivable	11,646	(498)
Prepaid income taxes	(54)	(588)
Other assets	(2,954)	(1,922)
Accounts payable	1,987	(356)
Accrued compensation and benefits	(895)	4,573
Other liabilities	(7,180)	6,848
Customer liabilities	14,403	(252,480)
Net cash provided by (used in) operating activities	(73,285)	27,685
Investing activities:
Purchases of property, equipment and software	(1,650)	(778)
Net cash used in investing activities	(1,650)	(778)
Financing activities:
Excess tax benefit from share-based awards	176	36
Exercise of vested stock options	—	5
Purchase of treasury stock	(217)	—
Net cash provided by (used in) financing activities	(41)	41
Effect of exchange rate changes on cash	205	(177)
Net increase (decrease) in cash and cash equivalents	(74,771)	26,771
Cash and cash equivalents at beginning of period	228,891	176,956
Cash and cash equivalents at end of period	$154,120	$203,727

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
The Company’s primary service offering consists of revenue cycle management ("RCM"), which helps healthcare providers to more efficiently manage their revenue cycles. This encompasses patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections from patients and payers. The Company's physician advisory services offering assists hospitals in complying with payer requirements regarding whether to classify a hospital visit as an in-patient or an out-patient observation case for billing purposes and consists of both concurrent review and retrospective chart audits to help its customers achieve compliant and accurate billing. The Company also provides its customers with retrospective appeal management service support for both governmental and commercial payers.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements reflect the Company's financial position as of June 30, 2014, the results of operations for the three and six months ended June 30, 2014 and 2013, and the cash flows of the Company for the six months ended June 30, 2014 and 2013. These financial statements include the accounts of Accretive Health, Inc. and its wholly owned subsidiaries. All material intercompany amounts have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2014.
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
In March 2013, the FASB issued ASU No. 2013-05, "Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or of an Investment in a Foreign Entity", which amends current accounting guidance on foreign currency matters. This guidance requires that the entire amount of a cumulative translation adjustment related to an entity’s investment in a foreign entity should be released when there has been a: (i) sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, (ii) loss of a controlling financial interest in an investment in a foreign entity, and (iii) step acquisition for a foreign entity. The Company adopted this guidance in the first quarter of 2014. The adoption of ASU 2013-05 did not have a significant impact on our consolidated financial statements.
In May 2014, the FASB issued Update No. 2014-09, "Revenue from Contracts with Customers", which provides guidance for revenue recognition The updated standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. In April 2015, the FASB proposed deferring the standard effective date by one year. We are currently in the process of evaluating the impact of the adoption of this prospective guidance on our consolidated financial statements.

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
The following table includes assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	June 30,	December 31,
	2014	2013
	(Unaudited)
Level 1 assets
Money market funds with maturities of less than 90 days	146,646	217,065
Total	$146,646	$217,065
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

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Movements in the allowance for doubtful accounts are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Beginning balance	$232	$193	$740	$183
(Recoveries)/Provision	21	3	(494)	13
Write-offs	—	—	7	—
Ending balance	$253	$196	$253	$196
NOTE 5 — PROPERTY, EQUIPMENT AND SOFTWARE
Property, equipment and software consist of the following (in thousands):

	June 30,	December 31,
	2014	2013
	(unaudited)
Computer and other equipment	$16,665	$16,630
Leasehold improvements	13,400	13,346
Software	10,379	9,589
Office furniture	3,279	3,258
Property, equipment and software, gross	43,723	42,823
Less: Accumulated depreciation and amortization	(28,864)	(26,548)
Property, equipment and software, net	$14,859	$16,275
NOTE 6 — CUSTOMER LIABILITIES
Customer liabilities consist of the following (in thousands):

	June 30,	December 31,
	2014	2013
	(unaudited)
Deferred customer billings, current	$199,796	$232,876
Accrued service costs, current	91,773	100,833
Customer deposits, current	6,407	22,817
Deferred revenue, current	596	168
Current portion of customer liabilities	298,572	356,694

Deferred customer billings, non-current	267,917	192,826
Customer deposits, non-current	—	2,566
Non-current portion of customer liabilities	267,917	195,392
Total customer liabilities	$566,489	$552,086

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 7 — SHARE-BASED COMPENSATION
The share-based compensation expense relating to the Company’s stock options and restricted stock awards ("RSAs") for the three months ended June 30, 2014 and 2013 was $8.0 million and $6.9 million, respectively, with related tax benefits of approximately $3.1 million and $2.6 million, respectively. The share-based compensation expense relating to the Company’s stock options and RSAs for the six months ended June 30, 2014 and 2013, was $18.4 million and $13.5 million, with related tax benefits of approximately $6.6 million and $5.0 million, respectively.
The Company uses the Black-Scholes option pricing model to determine the estimated fair value of each option as of its grant date. These inputs are subjective and generally require significant analysis and judgment to develop. The following table sets forth the significant assumptions used in the Black-Scholes option pricing model and the calculation of share-based compensation cost for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
Future dividends	—	—
Risk-free interest rate	1.9% to 2.2%	1.1% to 1.4%
Expected volatility	50%	50%
Expected life	6.25	6.25
Forfeitures	5.68% annually	5.68% annually
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
Stock Options
A summary of the options activity during the six months ended June 30, 2014 is shown below:

		Weighted-Average
	Shares	Exercise Price
Outstanding at January 1, 2014	20,540,273	$11.77
Granted	831,151	8.74
Exercised	—	—
Cancelled	(762,405)	16.34
Forfeited	(1,628,380)	13.61
Outstanding at June 30, 2014	18,980,639	$11.29
Outstanding and vested at June 30, 2014	11,054,781	$11.77
Outstanding and vested at December 31, 2013	9,605,505	$11.89

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Restricted Stock Awards
A summary of the restricted stock activity during the six months ended June 30, 2014 is shown below:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at January 1, 2014	458,299	$11.45
Granted	825,000	9.28
Vested	(77,080)	11.45
Forfeited	(50,000)	9.40
Outstanding at June 30, 2014	1,156,219	$9.99
RSA vesting is based on the passage of time. The amount of compensation expense is based on the fair value of the Company's stock on the respective grant dates and is recognized ratably over the vesting period. The Company's restricted stock award agreements allow employees to surrender to the Company shares of stock upon vesting of their RSAs in lieu of their payment of the required personal employment-related taxes. Employees surrendered to the Company 25,699 shares of stock towards the minimum statutory tax withholdings which the Company recorded in an amount of approximately $0.2 million for the six months ended June 30, 2014. No shares were surrendered during the six months ended June 30, 2013. Shares surrendered are held in treasury.
Modification of share-based awards
As described in Note 8, Restatement and Other, during 2013, the Company failed to timely file its annual report on Form 10-K for the fiscal year ended December 31, 2012, and on March 4, 2013, its Registration on Form S-8 was suspended. As a result, individuals have not been permitted to exercise vested options until such time as the S-8 is effective. During the three months ended June 30, 2013, the Company modified the terms of the share-based awards for those individuals who were involuntarily terminated in connection with the 2013 restructuring plan as described in Note 8. These modifications allowed for the extension of the exercise period for vested options from 60 days following each affected employee's respective termination date to the later of 60 days following the filing of the Company's 2012 consolidated financial statements with the SEC or December 31, 2013. During the quarter ended June 30, 2013, 13 employees were terminated under the 2013 restructuring plan, resulting in an increase in share-based compensation expense of $1.1 million for the three and six months ended June 30, 2013.
During the three months ended June 30, 2014, the Company modified the terms of awards granted to 39 employees (including the 13 who were affected in 2013), who were terminated under the 2013 restructuring plan to allow for the extension of the exercise period for vested options until such time as the Company's Registration Statement on Form S-8 has been effective for 60 consecutive days. These modifications resulted in a net increase in share-based compensation expense of $2.3 million for the three and six months ended June 30, 2014, respectively.
During the first quarter of 2014, in connection with the resignation of a senior executive from the Company, the Company modified the terms of awards previously granted to such senior executive. This modification extended the term to exercise vested options from 60 days following his effective resignation date to such time as the Company's Registration Statement on Form S-8 has been effective for 60 consecutive days. This modification resulted in a net increase of share-based compensation expense for the six months ended June 30, 2014 of $5.6 million.
During the second quarter of 2014, the Company granted to the Chief Operating Officer (the "COO") retention equity awards subject to the approval of our stockholders of an amendment to our 2010 Stock Incentive Plan (the "2010 Plan"). In the event that the stockholders did not approve the amendment prior to December 31, 2014, then in lieu of the incentive equity awards, the COO would be entitled to receive cash payments following each date that

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

any portion of such equity grant would have otherwise vested, equal to: (i) for stock options, the difference between the exercise price and the closing price of the common stock on the vesting date and (ii) for restricted stock, the closing price of the common stock on the vesting date. The Company determined that stockholder approval to amend the 2010 Plan would not occur by December 31, 2014 and accrued for these grants at the value as explained above. For each of the three and six months ended June 30, 2014, the Company incurred $0.3 million of share-based compensation expense related to this grant.
Additionally, as part of a retention agreement, the Company modified the terms of an award previously granted to the COO. This modification allowed for the extension, under certain circumstances, of the exercise period for options vested from 60 days following the termination of employment to an expiration period tied to the individual's length of service, but in no case greater than 2 years or beyond the expiration of the original award. This modification resulted in a net increase in share-based compensation expense of $0.2 million for the three and six months ended June 30, 2014.

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 8 — RESTATEMENT AND OTHER
Restatement

In the first quarter of 2013, the Company determined that it would restate its previously issued consolidated financial statements (the "Restatement"). The Restatement corrected accounting errors relating to timing of recognition of net services revenue, as well as the presentation of net services revenue and cost of services, and also certain capitalized costs for internal use software, goodwill, income taxes and other miscellaneous items. The Company completed the Restatement in December 2014. For the three months and six months ended June 30, 2014, the Company incurred $13.7 million and $38.7 million, respectively, in Restatement costs. During the three and six months ended June 30, 2013, the Company incurred $4.5 million in Restatement-related costs.

Reorganization

In the second quarter of 2013, the Company initiated a restructuring plan consisting of reductions in workforce in order to align its organizational structure and resources to better serve its customers. The plan consisted of two separate staff reductions, that occurred in 2013. For the three and six months ended June 30, 2013, the Company incurred a pretax restructuring charge of $3.2 million, consisting of severance and employee benefits expenses of $2.1 million and non-cash expense related to share-based compensation for modification of existing options for affected employees of $1.1 million.
In January 2014, the Company continued and revised the 2013 plan to include additional reductions to its workforce in certain corporate, administrative and management functions (the "Plan"). The Plan consists of severance payments, medical and dental benefits, outplacement job training for certain U.S.-based employees and relocation costs.
In connection with the Plan, during the three and six months ended June 30, 2014, the Company incurred pretax restructuring charges of $4.5 million and $14.3 million, respectively, primarily consisting of $2.1 million and $6.4 million, respectively, in severance and employee benefits and related expenses and $2.3 million and $7.9 million, respectively, of non-cash expense related to share based compensation for modification of existing options for affected employees. The Company’s reorganization liability activity is included in accrued compensation and benefits in the accompanying condensed consolidated balance sheets.
The Company’s reorganization activity was as follows (in thousands):

	Three months ended		Six Months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Reorganization liability, beginning balance	$3,433	$—	$1,143	$—
Restructuring charges	4,450	3,152	14,339	3,152
Cash payments	(2,584)	(109)	(4,594)	(109)
Non-cash payments	(2,317)	(1,054)	(7,906)	(1,054)
Reorganization liability, ending balance	$2,982	$1,989	$2,982	$1,989

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Other

During the three and six months ended June 30, 2014, the Company incurred other non-recurring costs of $0.6 million and $1.1 million, respectively. During the three months and six months ended June 30, 2013, the Company incurred legal and other costs of $0.7 million and $1.7 million, respectively, related to the Minnesota litigation matters as described in Note 11, Commitments and Contingencies.
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

The income tax benefit for the six months ended June 30, 2014 is lower than the amount derived by applying the federal statutory tax rate of 35% primarily due to the change in state deferred tax assets as described below. Income tax expense for the six months ended June 30, 2013 is higher than the amount derived by applying the federal statutory tax rate of 35% mainly due to the impact of certain state income taxes, non-deductible expenses and other discrete items that may occur in any given year.

The Company corrected the statutory rate used in one of its state deferred calculations for the year ended December 31, 2013.  The Company discovered this error in the process of preparing its annual and quarterly financial statements for the year ended December 31, 2014, and recorded the amount in the first quarter of 2014. The correction of this error increased tax expense for the six-month period ended June 30, 2014 by approximately $2.4 million.  The Company has determined the amount is immaterial for the quarterly and annual periods in 2013, the six-month period ended June 30, 2014 and the year ended December 31, 2014.

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
The following table sets forth the computation of basic and diluted earnings per share available to common shareholders for the three and six months ended June 30, 2014 and 2013, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net income (loss)	$(16,799)	$187,733	$(71,522)	$161,268
Basic weighted-average common shares	95,753,302	95,679,451	95,738,326	95,677,588
Add: Effect of dilutive securities	—	1,349,664	—	1,336,044
Diluted weighted average common shares	95,753,302	97,029,115	95,738,326	97,013,632
Net income (loss) per common share (basic)	$(0.18)	$1.96	$(0.75)	$1.69
Net income (loss) per common share (diluted)	$(0.18)	$1.93	$(0.75)	$1.66
Because of their anti-dilutive effect, 20,136,858 and 20,316,234 common share equivalents comprised of stock options and restricted stock awards have been excluded from the diluted earnings per share calculation for the three months ended June 30, 2014 and 2013, respectively. Stock options and restricted stock awards totaling 20,136,858 and 20,329,854 were not included in the computation of diluted income per share for the six months ended June 30, 2014 and 2013, respectively, as these options and awards were anti-dilutive.

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 11 — COMMITMENTS AND CONTINGENCIES
Revolving Credit Facility
The Company maintained a line of credit with the Bank of Montreal in the amount of $3.0 million. The $3.0 million line of credit could only be utilized by the Company in the form of Letters of Credit and was secured by a $5.0 million demand deposit with the Bank of Montreal. As of June 30, 2014, the Company had outstanding letters of credit of approximately $0.7 million, which reduced the available line of credit to $2.3 million. The Company's line of credit expired on February 15, 2015 and was not renewed. As a result of such non-renewal, the Company reclassified the $5.0 million in restricted cash to current assets on March 31, 2014.
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

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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
On May 17, 2013, the Company, along with certain of its directors, former directors and former officers, was named as a defendant in a putative securities class action lawsuit filed in the U.S. District Court for the Northern District of Illinois (Hughes v. Accretive Health, Inc. et al.). The primary allegations, relating to its March 8, 2013 announcement that the Company would be restating its prior period financial statements, are that its public statements, including filings with the SEC, were false and/or misleading with respect to its revenue recognition and earnings prospects. On November 27, 2013, plaintiffs voluntarily dismissed the Company’s directors and former directors (other than Mary Tolan). On January 31, 2014, the Company filed a motion to dismiss the Complaint. On September 25, 2014, the Court granted the Company motion to dismiss without prejudice, however the plaintiffs filed a Second Amended Complaint on October 23, 2014. On November 10, 2014, the Company filed a motion to dismiss the Second Amended Complaint. While that motion was still pending, on January 8, 2015, plaintiffs filed a motion to amend the Second Amended Complaint, seeking to add allegations regarding the recently issued Restatement. On April 22, 2015, the court granted plaintiffs’ motion to amend, and a Third Amended Complaint was filed on May 13, 2015. The Company moved to dismiss the Third Amended Complaint on June 3, 2015. The Company continues to believe it has meritorious defenses and intend to vigorously defend itself, Mary Tolan, and its former officers against these claims. The outcome is not presently determinable.
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

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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
Hospital systems affiliated with Ascension Health have accounted for a significant portion of the Company’s net services revenue each year since the Company’s formation. For the three and six months ended June 30, 2014, one customer accounted for 87% and 71%, respectively, of the Company's net services revenues. For the three and six months ended June 30, 2013, net services revenue from hospitals affiliated with Ascension Health represented 96% and 89% of the Company’s total net services revenue, respectively. An affiliate of Ascension Health, individually, accounted for 37% and 35% of the Company’s total net services revenue for the three and six months ended June 30, 2013, respectively. The Ascension Health system, through its individual customer contracts with the Company, accounted for more than 64% and 55% of the Company’s total deferred customer billings at June 30, 2014 and December 31, 2013, respectively. The loss of the customers within this large health system would have a material adverse impact on the Company’s operations. There are 3 individual customers whose individual balance is equal to or greater than 10% of total deferred customer billings at June 30, 2014, and, in the aggregate, account for 41% and 37% of the total deferred customer billings at June 30, 2014 and December 31, 2013, respectively, of which two customers are part of the affiliated Ascension Health system discussed above.
The Company does not have a concentration of credit risk within accounts receivable as reported in the consolidated balance sheets with any one large customer at June 30, 2014 and December 31, 2013.

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 13 — SUBSEQUENT EVENTS
The Company entered into settlement agreements with six customers after the quarter ended June 30, 2014 which will result in revenue recognition events for the Company under its revenue recognition policy in the year ending December 31, 2014 (4 customers) and the quarters ending March 31, 2015 (1 customer) and June 30, 2015 (1 customer). These agreements did not have a significant impact on the Company’s deferred customer billings, assets or liabilities at June 30, 2014.

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

CONSOLIDATED RESULTS OF OPERATIONS
The following table provides consolidated operating results and other operating data for the periods indicated:

	Three Months Ended June 30,		2014 vs. 2013 Change		Six Months Ended June 30,		2014 vs. 2013 Change
	2014	2013	Amount	%	2014	2013	Amount	%
	(In thousands)
Consolidated Statement of Operations Data:
RCM service: net operating fees	$23,491	$181,503	$(158,012)	(87.1)%	$24,956	$191,924	$(166,968)	(87.0)%
RCM service: incentive fees	26,964	176,366	(149,402)	(84.7)%	29,106	177,910	(148,804)	(83.6)%
Other service fees	8,520	16,539	(8,019)	(48.5)%	17,877	32,731	(14,854)	(45.4)%
Total net services revenue	58,975	374,408	(315,433)	(84.2)%	71,939	402,565	(330,626)	(82.1)%
Operating expenses:
Cost of services	47,949	49,926	(1,977)	(4.0)%	92,881	97,459	(4,578)	(4.7)%
Selling, general and administrative	19,458	18,675	783	4.2%	36,824	40,732	(3,908)	(9.6)%
Restatement and other	18,760	8,253	10,507	127.3%	54,061	9,284	44,777	n.m
Total operating expenses	86,167	76,854	9,313	12.1%	183,766	147,475	36,291	24.6%
Income (loss) from operations	(27,192)	297,554	(324,746)	(109.1)%	(111,827)	255,090	(366,917)	(143.8)%
Net interest income	52	57	(5)	(8.8)%	152	118	34	28.8%
Net income (loss) before income tax provision	(27,140)	297,611	(324,751)	(109.1)%	(111,675)	255,208	(366,883)	(143.8)%
Income tax provision (benefit)	(10,341)	109,878	(120,219)	(109.4)%	(40,153)	93,940	(134,093)	(142.7)%
Net income (loss)	$(16,799)	$187,733	$(204,532)	(108.9)%	$(71,522)	$161,268	$(232,790)	(144.3)%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Non-GAAP Measures:
Adjusted EBITDA	$(1,254)	$313,455	$(44,423)	$280,305
Net cash generated from customer contracting activities	$(3,767)	$(11,475)	$(2,412)	$(13,833)
Gross cash generated from customer contracting activities	$56,462	$49,478	$113,950	$108,427
Gross and Net Cash Generated from Customer Contracting Activities
Gross and net cash generated from customer contracting activities reflect the change in the deferred customer billings, relative to GAAP net services revenue, and adjusted EBITDA (defined below), respectively. Deferred customer billings include the portion of both (i) invoiced or accrued net operating fees and (ii) cash collections of incentive fees, in each case, that have not met our revenue recognition criteria. Deferred customer billings are included in the detail of our customer liabilities balance in the condensed consolidated balance sheet. Deferred customer billings are reduced by the amounts of revenue recognized when a revenue recognition event occurs. Gross cash generated from customer contracting activities is defined as GAAP net services revenue, plus the change in deferred customer billings. Accordingly, gross cash generated from customer contracting activities is the sum of (i) invoiced or accrued net operating fees, (ii) cash collections on incentive fees and (iii) other services fees.
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
Adjusted EBITDA
We define adjusted EBITDA as net income before net interest income (expense), income tax provision, depreciation and amortization expense, share-based compensation expense, and Restatement-related expense, reorganization-related expense and certain non-recurring items. The use of adjusted EBITDA to measure operating and financial performance is limited by our revenue recognition criteria, pursuant to which GAAP net services revenue is recognized at the end of a contract or "other contractual agreement event". Adjusted EBITDA does not adequately match corresponding cash flows resulting from customer contracting activities. Accordingly, as described above, in order to better compare our cash flows from customer contracting activities to our operating performance, we use additional non-GAAP measures: gross and net cash generated from customer contracting activities. We use adjusted EBITDA in our reconciliation of net cash generated from customer contracting activities to our GAAP consolidated financial statements.
We understand that, although non-GAAP measures are frequently used by investors, securities analysts, and others in their evaluation of companies, these measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•
 Gross and net cash generated from customer contracting activities include invoiced or accrued net operating fees, and invoiced as well as collected incentive fees which may be subject to adjustment or concession prior to the end of a contract or "other contractual agreement event";

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

	Three Months Ended June 30,		2014 vs. 2013 Change		Six Months Ended June 30,		2014 vs. 2013 Change
	2014	2013	Amount	%	2014	2013	Amount	%
Net income (loss)	$(16,799)	$187,733	$(204,532)	(108.9)%	$(71,522)	$161,268	$(232,790)	(144.3)%
Net interest (income) expense	(52)	(57)	$5	(8.8)%	(152)	(118)	$(34)	28.8%
Provision for income taxes	(10,341)	109,878	$(120,219)	(109.4)%	(40,153)	93,940	$(134,093)	(142.7)%
Depreciation and amortization expense	1,471	1,771	$(300)	(16.9)%	2,876	3,522	$(646)	(18.3)%
Share-based compensation expense (1)	5,707	5,877	$(170)	(2.9)%	10,467	12,409	$(1,942)	(15.6)%
Restatement and other (2)	18,760	8,253	$10,507	127.3%	54,061	9,284	$44,777	n.m
Adjusted EBITDA	(1,254)	313,455	$(314,709)	(100.4)%	(44,423)	280,305	$(324,728)	(115.8)%
Change in deferred customer billings (3)	(2,513)	(324,930)	$322,417	(99.2)%	42,011	(294,138)	$336,149	(114.3)%
Net cash generated from customer contracting activities	$(3,767)	$(11,475)	$7,708	(67.2)%	$(2,412)	$(13,833)	$11,421	(82.6)%
Net services revenue (GAAP basis)	$58,975	$374,408	$(315,433)	(84.2)%	71,939	402,565	$(330,626)	(82.1)%
Change in deferred customer billings (3)	(2,513)	(324,930)	$322,417	(99.2)%	42,011	(294,138)	$336,149	(114.3)%
Gross cash generated from customer contracting activities	$56,462	$49,478	$6,984	14.1%	$113,950	$108,427	$5,523	5.1%

Components of Gross Cash Generated from Customer Contracting Activities:
RCM service: net operating fee	$29,455	$19,984	$9,471	47.4%	$64,230	$49,513	$14,717	29.7%
RCM service: incentive fee	18,487	12,955	5,532	42.7%	31,842	26,183	5,659	21.6%
Total RCM service fees	47,942	32,939	$15,003	45.5%	96,072	75,696	$20,376	26.9%
Other service fees	8,520	16,539	(8,019)	(48.5)%	17,878	32,731	(14,853)	(45.4)%
Gross cash generated from customer contracting activities	$56,462	$49,478	$6,984	14.1%	$113,950	$108,427	$5,523	5.1%

 n.m.—Not meaningful

(1)
Share-based compensation expense represents the expense associated with stock options and restricted shares granted, as reflected in our Condensed Consolidated Statements of Operations and Comprehensive Income. See Note 7, Share-Based Compensation, to the condensed consolidated financial statements included in this quarterly report on Form 10-Q for the detail of the amounts of share-based compensation expense.

(2)
For the three months ended June 30, 2014 and 2013, we incurred $13.7 million and $4.5 million, respectively, in Restatement-related costs. For the six months ended June 30, 2014 and 2013, we incurred $38.7 million and $4.5 million, respectively, in Restatement-related costs. These costs were incurred to complete the Annual Report on Form 10-K for the year ended December 31, 2013 and to restate certain historical consolidated financial statements. We also incurred costs in connection with a reduction in workforce in certain corporate, administrative and management functions. For the three months and six months ended June 30, 2014, these costs including severance payments, healthcare benefits, and outplacement job training totaled $4.5 million and $14.3 million, respectively.

(3)
Deferred customer billings include the portion of both (i) invoiced or accrued net operating fees and (ii) cash collections on incentive fees, in each case, that have not met our revenue recognition criteria. Deferred customer billings are included in the detail of our customer liabilities account in the condensed consolidated balance sheet. Deferred customer billings are reduced by revenue recognized when revenue recognition occurs. Change in deferred customer billings represents the net change in the cumulative net operating fees and incentive fees that have not met revenue recognition criteria.
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Net Services Revenues
Net services revenue decreased by $315.4 million, or 84.2%, to $59.0 million for the three months ended June 30, 2014, from $374.4 million for the three months ended June 30, 2013. RCM service fees decreased $307.4 million, or 85.9%. During the three months ended June 30, 2013, RCM customers affiliated with Ascension Health reached a contract agreement event, resulting in revenue recognition of $361.4 million. During the three months ended June 30, 2014, $47.7 million in net service revenue attributable to a customer contractual agreement event was recognized.
Other service fee revenues decreased by $8.0 million, to $8.5 million for the three months ended June 30, 2014 from $16.5 million for the three months ended June 30, 2013, driven by a decline in PAS revenue, due to the negative impact of the two-midnight rule, a regulatory change in the healthcare industry related to billing classifications for certain hospital patients.
Gross Cash Generated from Customer Contracting Activities (Non-GAAP)
Gross cash generated from customer contracting activity totaled $56.5 million for the three months ended June 30, 2014 compared to $49.5 million for the three months ended June 30, 2013, an increase of $7.0 million. The increase in gross cash generated from customer contracting activity was primarily a result of credits of $20.1 million given to customers affiliated with Ascension Health during the three months ended June 30, 2013 in accordance with the terms of the new agreements entered into with such customers and an increase in cash received from certain RCM customers, offset by decrease in other service fees as a result in the decline in PAS revenues. Refer to the Reconciliation of GAAP and Non-GAAP measures above.
Costs of Services
Costs of services decreased $2.0 million, or 4.0%, to $47.9 million for the three months ended June 30, 2014, from $49.9 million for the three months ended June 30, 2013. The decrease in cost of services was primarily a result of decreased costs in the PAS business, offset by an increased investment in the shared services centers' capabilities and infrastructure.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $0.8 million, or 4.2%, to $19.5 million for the three months ended June 30, 2014, from $18.7 million for the three months ended June 30, 2013. The increase included net incremental business development expenses of approximately $0.5 million.
Net Cash Generated from Customer Contracting Activities (Non-GAAP)
Net cash generated from customer contracting activities totaled a use of $3.8 million for the three months ended June 30, 2014, compared to a use of $11.5 million of cash generated for the three months ended June 30, 2013. This decrease of $7.7 million is due to the increase in gross cash generated from customer contracting activities, the decrease in cost of services expenses, offset by the increase in selling, general and administrative expenses. Refer to the Reconciliation of GAAP and Non-GAAP measures above.

Restatement and other
Restatement and other costs amounted to $19.1 million for the three months ended June 30, 2014, compared to $9.4 million for the three months ended June 30, 2013. The increase was primarily driven by Restatement related costs of $13.7 million, and restructuring/reorganization related costs of $4.5 million.
Income Taxes
Tax expense decreased $120.2 million to a tax benefit of $10.3 million for the three months ended June 30, 2014, from an expense of $109.9 million for the three months ended June 30, 2013, primarily due to the reduction in our pretax income. Our effective tax rate for the second quarter ended June 30, 2014 and 2013 was 38.1% and 36.9%, respectively. Our tax rate is affected by discrete items that may occur in any given year, but not consistent from year to year.  The change in effective tax rate is primarily attributable to the recognition of lower projected future jurisdictional tax rates on net deferred tax assets that was recorded in first quarter of 2014.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Net Services Revenues
Net services revenue decreased $330.7 million, or 82.1%, to $71.9 million for the six months ended June 30, 2014, from $402.6 million for the six months ended June 30, 2013. RCM service fees decreased $315.8 million, or 85.4%, due to RCM customers affiliated with Ascension Health reaching a contractual agreement event, resulting in revenue recognition of $361.4 million during the six months ended June 30, 2013. During the six months ended June 30, 2014, $50.5 million in net service revenue attributable to customer contractual agreement events were recognized.
Other service fees revenues decreased by $14.9 million to $17.9 million for the six months ended June 30, 2014, from $32.7 million for the six months ended June 30, 2013, driven by a decline in PAS revenue due to the negative impact of the two-midnight rule, a regulatory change in the healthcare industry related to billing classifications for certain hospital patients.
Gross Cash Generated from Customer Contracting Activities (Non-GAAP)
Gross cash generated from customer contracting activities totaled $114.0 million for the six months ended June 30, 2014 compared to $108.4 million for the six months ended June 30, 2013, an increase of $5.5 million. The increase in gross cash generated from customer contracting activities was primarily a result of credits of $20.1 million given to customers affiliated with Ascension Health during the six months ended June 30, 2013 in accordance with the terms of the new agreements entered into with such customers and an increase in cash received from certain RCM customers, offset by decrease in other service fees as a result in the decline in revenues in our physician advisory services. Refer to the Reconciliation of GAAP and Non-GAAP measures above.
Costs of Services
Costs of services decreased $4.6 million, or 4.7%, to $92.9 million for the six months ended June 30, 2014, from $97.5 million for the six months ended June 30, 2013. The decrease in cost of services was primarily a result of decreased costs in the PAS business, offset by an increased investment in the shared services centers' capabilities and infrastructure.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $3.9 million, or 9.6%, to $36.8 million for the six months ended June 30, 2014, from $40.7 million for the six months ended June 30, 2013. The decrease in selling, general and administrative expense were primarily due to the impact of the reorganization that reduced workforce in corporate, administrative and management functions that was initiated in 2013 and continued into 2014.

Net Cash Generated from Customer Contracting Activities (Non-GAAP)
Net cash generated from customer contracting activities totaled a use of $2.4 million for the six months ended June 30, 2014, compared to a use of $13.8 million for the six months ended June 30, 2013. This increase of $11.4 million from customer billings is primarily due to the increase in gross cash generated from customer contracting activities, and the decreases in cost of services expenses, and selling, general and administrative expenses. Refer to the Reconciliation of GAAP and Non-GAAP measures above.
Restatement and other
Restatement and other costs amounted to $54.1 million for the six months ended June 30, 2014, compared to $10.3 million for the six months ended June 30, 2013. The increase was primarily driven by Restatement-related costs of $38.7 million, and reorganization-related costs of $14.3 million.
Income Taxes
Tax expense decreased $134.1 million to a tax benefit of $40.2 million for the six months ended June 30, 2014, from an expense of $93.9 million for the six months ended June 30, 2013, primarily due to a reduction in pretax income. Our effective tax rate for the six months ended June 30, 2014 and 2013 was 36.0% and 36.8%, respectively. Our tax rate is affected by discrete items that may occur in any given year, but not consistent from year to year.  The change in effective tax rate is primarily attributable to the recognition of lower projected future jurisdictional tax rates on net deferred tax assets that was recorded in first quarter of 2014.
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
Our cash and cash equivalents were $154.1 million at June 30, 2014 as compared to $228.9 million as of December 31, 2013. Our cash and cash equivalents, at any time, include amounts paid to us in advance by customers for the purpose of reimbursing their revenue cycle operation costs. See Note 3, Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report on the Form 10-K for the year ended December 31, 2013.

Cash flows from operating, investing and financing activities, as reflected in our condensed consolidated statements of cash flows, are summarized in the following table (in thousands):

	Six Months Ended
	June 30,
Cash Flows (in thousands)	2014	2013
Net cash provided by (used in):
Operating activities	$(73,285)	$27,685
Investing activities	(1,650)	(778)
Financing activities	(41)	41
Operating Activities
Cash used in operating activities for the six months ended June 30, 2014 totaled $73.3 million, as compared to $27.7 million of cash provided by operating activities for the six months ended June 30, 2013. The decrease in cash from operations is primarily due to the timing of customer reimbursements and transition of a portion of our RCM agreements to eliminate our gross base fees together with our financial obligation to pay our customers' revenue cycle operations expenses. Additionally, the Company incurred $48.8 million in Restatement and other expenses during the six months ended June 30, 2014 as compared to $9.3 million during the six months ended June 30, 2013. This was offset by a decrease in accounts receivable of $11.6 million during the six months ended June 30, 2014, primarily due to collection of receivables from one RCM customer.
Investing Activities
Cash used in investing activities was $1.7 million for the six months ended June 30, 2014. Cash used in investing activities for the six months ended June 30, 2013 totaled $0.8 million. Use of cash in these periods primarily related to the purchase of computer hardware and software to support the growth of our business.
Financing Activities
Cash used in financing activities was $0.04 million for the six months ended June 30, 2014, primarily due to the purchase of treasury stock, offset by tax benefits generated from share based compensation. Cash provided by financing activities for the six months ended ended June 30, 2013 was $0.04 million, primarily due to the receipt of proceeds from our employees' stock option exercises and the related favorable tax effect.
Revolving Credit Facility
We maintained a line of credit with the Bank of Montreal in the amount of $3.0 million. The $3.0 million line of credit could only be utilized by us in the form of letters of credit and was secured by a $5.0 million demand deposit with the Bank of Montreal. Any amounts outstanding under the line of credit accrued interest at the greater of the bank-established prime commercial rate, a LIBOR plus 1% rate, or a rate that combines the characteristics of both. The line of credit had an initial term of three years and was renewable annually thereafter. At June 30, 2014 and December 31, 2013, we had outstanding letters of credit of approximately $0.7 million and $0.9 million, respectively, which reduced the available line of credit to $2.3 million and $2.1 million, respectively. Our line of credit expired on February 15, 2015 and was not renewed.
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

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee because a portion of our operating expenses are incurred by our subsidiary in India and are denominated in Indian rupees. However, we do not generate any revenues outside of the United States. For the six months ended June 30, 2014 and 2013, 3.8% and 4.1%, respectively, of our expenses were denominated in Indian rupees. As a result, we believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial.

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
On May 17, 2013, the Company, along with certain of its directors, former directors and former officers, was named as a defendant in a putative securities class action lawsuit filed in the U.S. District Court for the Northern District of Illinois (Hughes v. Accretive Health, Inc. et al.). The primary allegations, relating to its March 8, 2013 announcement that the Company would be restating its prior period financial statements, are that its public statements, including filings with the SEC, were false and/or misleading with respect to its revenue recognition and earnings prospects. On November 27, 2013, plaintiffs voluntarily dismissed the Company’s directors and former directors (other than Mary Tolan). On January 31, 2014, the Company filed a motion to dismiss the Complaint. On September 25, 2014, the Court granted the Company motion to dismiss without prejudice, however the plaintiffs filed a Second Amended Complaint on October 23, 2014. On November 10, 2014, the Company filed a motion to dismiss the Second Amended Complaint. While that motion was still pending, on January 8, 2015, plaintiffs filed a motion to amend the Second Amended Complaint, seeking to add allegations regarding the recently issued Restatement. On April 22, 2015, the court granted plaintiffs’ motion to amend, and a Third Amended Complaint was filed on May 13, 2015. The Company moved to dismiss the Third Amended Complaint on June 3, 2015. The Company continues to believe it has meritorious defenses and intend to vigorously defend itself, Mary Tolan, and its former officers against these claims. The outcome is not presently determinable.
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
During the six months ended June 30, 2014, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. Please refer to Part I, Item IA, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2013 for a complete description of the material risks we face and also refer to the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes and the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sale of Equity Securities
We granted options to purchase an aggregate of 252,554 shares of our common stock with exercise prices ranging from $7.38 to $8.53 per share, and we issued 75,000 shares of restricted stock during the three months ended June 30, 2014 to employees and directors pursuant to our 2010 Stock Incentive Plan and/or in reliance upon the exemption from the registration requirements of the Securities Act of 1933, or Securities Act, provided by Section 4(a)(2) of the Securities Act as sales by an issuer not involving any public offering, as set forth in the tables below. No underwriters were involved in the foregoing transactions. All of such unregistered shares of common stock are deemed restricted securities for purposes of the Securities Act. No such options have been exercised.

The following table sets forth the dates on which such options were granted and the number of shares of common stock subject to such options, the exercise price and the number of employees and directors granted options on each date from April 1, 2014 through June 30, 2014:

Date of Grant	Common Stock Subject to Options Granted	Exercise Price	Number of Employees and Directors Granted Options
4/1/2014	22,540	$8.38	6
4/2/2014	13,488	$8.53	2
4/29/2014	200,000	$8.05	1
5/2/2014	6,526	$7.70	2
6/3/2014	10,000	$7.38	2
	252,554

The following table sets forth the dates on which such shares of restricted stock were granted and the number of shares of restricted stock and the number of employees and directors granted restricted stock on each date from April 1, 2014 through June 30, 2014:

Date of Grant	Number of Shares of Restricted Common Stock Granted	Number of Employees and Directors Granted Restricted Stock
4/29/2014	75,000	1
	75,000

Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated (in thousands, except share and per share data):

Period	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (2)
April 1, 2014 through April 30, 2014	12,453	$8.60	—	$50,000
May 1, 2014 through May 31, 2014	2,280	$7.70	—	$50,000
June 1, 2014 through June 30, 2014	2,280	$7.38	—	$50,000

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
10.1
Amendment to offer letter, dated April 29, 2014, between Accretive Health, Inc. and Joseph Flanagan (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K (File No. 001-34746) filed on December 30, 2014)

10.2
Nonstatutory Stock Option Award Agreement, dated April 29, 2014, between Accretive Health, Inc. and Joseph Flanagan (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K (File No. 001-34746) filed on December 30, 2014)

10.3
Restricted Stock Award Agreement, dated April 29, 2014, between Accretive Health, Inc. and Joseph Flanagan (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K (File No. 001-34746) filed on December 30, 2014)

10.4
Offer letter, dated June 3, 2014, between Accretive Health, Inc. and Thomas Gibson (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K (File No. 001-34746) filed on December 30, 2014)

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