Form 10-Q
period 2014-09-30
Accretive Health, Inc.
filed 2015-06-23
CIK 1472595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Accretive Health, Inc.
FORM 10-Q

For the period ended September 30, 2014
Table of Contents

Part I. Consolidated Financial Information
Item 1.	Consolidated Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	2
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) — For the Three and Nine Months ended September 30, 2014 and 2013	3
	Condensed Consolidated Statements of Cash Flows (unaudited) — For the Nine Months ended September 30, 2014 and 2013	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

Part II. Other Information
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 6.	Exhibits	34

SIGNATURES		35

EXHIBIT INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

Accretive Health, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$193,749	$228,891
Restricted cash	5,000	—
Accounts receivable, net	8,539	24,557
Prepaid income taxes	7,267	9,738
Current deferred tax assets	62,530	105,015
Other current assets	9,535	6,943
Total current assets	286,620	375,144
Property, equipment and software, net	14,974	16,275
Non-current deferred tax assets	186,752	112,993
Restricted cash	—	5,000
Goodwill and other assets, net	235	579
Total assets	$488,581	$509,991
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$4,936	$4,254
Current portion of customer liabilities	262,768	356,694
Accrued compensation and benefits	13,771	11,810
Other accrued expenses	16,873	20,046
Total current liabilities	298,348	392,804
Non-current portion of customer liabilities	311,158	195,392
Other non-current liabilities	6,213	7,407
Total liabilities	615,719	595,603
Stockholders' equity (deficit):
Common stock, $0.01 par value, 500,000,000 shares authorized, 102,590,241 shares issued and 97,992,508 shares outstanding at September 30, 2014; 100,525,241 shares issued and 96,010,911 shares outstanding at December 31, 2013	1,026	1,005
Additional paid-in capital	304,135	283,439
Accumulated deficit	(379,866)	(317,897)
Accumulative other comprehensive loss	(1,453)	(1,459)
Treasury stock	(50,980)	(50,700)
Total stockholders' equity (deficit)	(127,138)	(85,612)
Total liabilities and stockholders’ equity (deficit)	$488,581	$509,991
See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net services revenue	$90,745	$18,342	$162,684	$420,907
Operating expenses:
Costs of services	45,370	47,544	138,251	145,003
Selling, general and administrative	16,785	22,562	53,609	63,294
Restatement and other	13,846	9,182	67,907	18,466
Total operating expenses	76,001	79,288	259,767	226,763
Income (loss) from operations	14,744	(60,946)	(97,083)	194,144
Net interest income	100	47	252	165
Income (loss) before income tax provision	14,844	(60,899)	(96,831)	194,309
Income tax provision (benefit)	5,291	(23,328)	(34,862)	70,612
Net income (loss)	$9,553	$(37,571)	$(61,969)	$123,697
Net income (loss) per common share
Basic	$0.10	$(0.39)	$(0.65)	$1.29
Diluted	$0.10	$(0.39)	$(0.65)	$1.28
Weighted average shares used in calculating net income (loss) per common share:
Basic	95,775,597	95,689,798	95,750,887	95,681,619
Diluted	97,250,282	95,689,798	95,750,887	96,933,080
Consolidated statements of comprehensive income (loss)
Net income (loss)	9,553	(37,571)	(61,969)	$123,697
Other comprehensive income (loss):
Foreign currency translation adjustments	(253)	(316)	6	(825)
Comprehensive income (loss)	$9,300	$(37,887)	$(61,963)	$122,872

See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 30,
	2014	2013
	(Unaudited)
Operating activities:
Net income (loss)	$(61,969)	$123,697
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	4,279	5,231
Share-based compensation	22,992	19,036
Loss on disposal	234	—
(Recoveries)/Provision for doubtful receivables	(455)	105
Deferred income taxes	(33,869)	70,524
Excess tax benefits from share-based awards	(176)	(36)
Changes in operating assets and liabilities:
Accounts receivable	16,539	2,633
Prepaid income taxes	2,646	(263)
Other assets	(2,328)	(686)
Accounts payable	685	2,200
Accrued compensation and benefits	1,960	10,254
Other liabilities	(4,228)	6,639
Customer liabilities	21,840	(194,345)
Net cash provided by (used in) operating activities	(31,850)	44,989
Investing activities:
Purchases of property, equipment and software	(3,206)	(1,123)
Net cash used in investing activities	(3,206)	(1,123)
Financing activities:
Excess tax benefit from share-based awards	176	36
Exercise of vested stock options	—	5
Purchase of treasury stock	(280)	(86)
Net cash (used in) financing activities	(104)	(45)
Effect of exchange rate changes on cash	18	(606)
Net increase (decrease) in cash and cash equivalents	(35,142)	43,215
Cash and cash equivalents at beginning of period	228,891	176,956
Cash and cash equivalents at end of period	$193,749	$220,171

See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 — BUSINESS DESCRIPTION AND BASIS OF PRESENTATION
Business Description
Accretive Health, Inc. with its subsidiaries (the "Company") is a leading provider of services that help healthcare providers generate sustainable improvements in their operating margins and cash flows while also improving patient, physician and staff satisfaction for its customers. The Company achieves these results for its customers through an integrated approach encompassing an end-to-end revenue cycle management service offering and physician advisory services. The Company does so by deploying a unique operating model that leverages extensive healthcare site experience, innovative technology and process excellence. The Company also offers modular services, allowing clients to engage the Company for only specific components of its end-to-end revenue cycle management service offering.
The Company’s primary service offering consists of revenue cycle management ("RCM"), which helps healthcare providers to more efficiently manage their revenue cycles. This encompasses patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections from patients and payers. The Company's physician advisory services offering assists hospitals in complying with payer requirements regarding whether to classify a hospital visit as an in-patient or an out-patient observation case for billing purposes and consists of both concurrent review and retrospective chart audits to help our customers achieve compliant and accurate billing. The Company also provides its customers with retrospective appeal management service support for both governmental and commercial payers.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements reflect the Company's financial position as of September 30, 2014, the results of operations for the three and nine months ended months ended September 30, 2014 and 2013, and the cash flows of the Company for the nine months ended September 30, 2014 and 2013. These financial statements include the accounts of Accretive Health, Inc. and its wholly owned subsidiaries. All material intercompany amounts have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and nine months ended months ended September 30, 2014, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2014.
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
In May 2014, the FASB issued Update No. 2014-09, "Revenue from Contracts with Customers", which provides guidance for revenue recognition. The updated standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosureabout the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. In April 2015, the FASB proposed deferring the standard effective date by one year. We are currently in the process of evaluating the impact of the adoption of this prospective guidance on our consolidated financial statements.

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
The following table includes assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	September 30,	December 31,
	2014	2013
	(Unaudited)
Level 1 assets
Money market funds with maturities of less than 90 days	185,294	217,065
Total	$185,294	$217,065
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

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Movements in the allowance for doubtful accounts are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Beginning balance	$253	$196	$740	$183
(Recoveries)/Provision	39	92	(455)	105
Write-offs	—	—	7	—
Ending balance	$292	$288	$292	$288
NOTE 5 — PROPERTY, EQUIPMENT AND SOFTWARE
Property, equipment and software consist of the following (in thousands):

	September 30,	December 31,
	2014	2013
	(unaudited)
Computer and other equipment	$17,037	$16,630
Leasehold improvements	13,375	13,346
Software	11,487	9,589
Office furniture	3,271	3,258
Property, equipment and software, gross	45,170	42,823
Less: Accumulated depreciation and amortization	(30,196)	(26,548)
Property, equipment and software, net	$14,974	$16,275
NOTE 6 — CUSTOMER LIABILITIES
Customer liabilities consist of the following (in thousands):

	September 30,	December 31,
	2014	2013
	(unaudited)
Deferred customer billings, current	$124,735	$232,876
Accrued service costs, current	84,312	100,833
Customer deposits, current	52,322	22,817
Deferred revenue, current	1,399	168
Current portion of customer liabilities	262,768	356,694

Deferred customer billings, non-current	311,158	192,826
Customer deposits, non-current	—	2,566
Non-current portion of customer liabilities	311,158	195,392
Total customer liabilities	$573,926	$552,086

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 7 — SHARE-BASED COMPENSATION
The share-based compensation expense relating to the Company’s stock options and restricted stock awards ("RSAs") for the three months ended September 30, 2014 and 2013 was $5.4 million and $6.9 million, respectively, with related tax benefits of approximately $1.9 million and $2.1 million, respectively. The share-based compensation expense relating to the Company’s stock options and RSAs for the nine months ended September 30, 2014 and 2013 was $23.7 million and $19.0 million, respectively, with related tax benefits of approximately $8.5 million and $7.0 million, respectively.
The Company uses the Black-Scholes option pricing model to determine the estimated fair value of each of its service based options as of its grant date. These inputs are subjective and generally require significant analysis and judgment to develop. The following table sets forth the significant assumptions used in the Black-Scholes option pricing model and the calculation of share-based compensation cost for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Future dividends	—	—
Risk-free interest rate	1.9% to 2.2%	0.9% to 2.1%
Expected volatility	50%	50%
Expected life	6.25	6.25
Forfeitures	5.68% annually	5.68% annually
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
The Company uses Monte Carlo simulations to estimate the fair value of its market condition RSA's as of its grant date with the following: dividend yield of 0 percent; volatility of 50 percent; risk free interest rate of 2.20 percent and performance period of 7.5 years.
Stock Options
A summary of the options activity during the nine months ended September 30, 2014 is shown below:

		Weighted-Average
	Shares	Exercise Price
Outstanding at January 1, 2014	20,540,273	$11.77
Granted	3,978,958	8.83
Exercised	—	—
Cancelled	(920,480)	15.80
Forfeited	(2,623,755)	12.49
Outstanding at September 30, 2014	20,974,996	$10.94
Outstanding and vested at September 30, 2014	11,602,901	$11.70
Outstanding and vested at December 31, 2013	9,605,505	$11.89

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Restricted Stock Awards
A summary of the restricted stock activity during the nine months ended September 30, 2014 is shown below:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at January 1, 2014	458,299	$11.45
Granted	2,065,000	8.57
Vested	(102,082)	11.45
Forfeited	(50,000)	9.40
Outstanding at September 30, 2014	2,371,217	$8.99
Generally, RSAs vest based on the passage of time. The amount of share-based compensation expense is based on the fair value of the Company's stock on the respective grant dates and is recognized ratably over the vesting period.
During the third quarter of 2014, the Company granted 500,000 shares of restricted stock with market based vesting conditions to the Chief Executive Officer. This RSA vests only when the average closing price of the Company’s stock price equals or exceeds twice the grant date stock price for a specific number of days. The amount of compensation expense is based on a fair value as determined by a Monte Carlo simulation and is recognized over the expected performance period, however, compensation expense already recognized is not adjusted if applicable vesting conditions are not met.
The Company's restricted stock award agreements allow employees to surrender to the Company shares of stock upon vesting of their RSAs in lieu of their payment of the required personal employment-related taxes. Employees surrendered to the Company 33,403 and 8,532 shares of stock to satisfy the minimum statutory tax withholdings which the Company recorded in an amount of approximately $0.3 million and $0.1 million for the nine months ended September 30, 2014 and 2013, respectively. Shares surrendered are held in treasury.
Modification of share-based awards
As described in Note 8, Restatement and Other, during 2013, the Company failed to timely file its annual report on Form 10-K for the fiscal year ended December 31, 2012, and on March 4, 2013, its Registration on Form S-8 was suspended. As a result, individuals have not been permitted to exercise vested options until such time as the S-8 is effective. During the second quarter of 2013, the Company modified the terms of the share-based awards for those individuals who were involuntarily terminated in connection with the 2013 restructuring plan as described in Note 8. These modifications allowed for the extension of the exercise period for vested options from 60 days following each affected employee's respective termination date to the later of 60 days following the filing of the Company's 2012 consolidated financial statements with the SEC or December 31, 2013. During the quarter ended June 30, 2013, 13 employees were terminated under the 2013 restructuring plan, resulting in an increase in share-based compensation expense of $1.1 million for the nine months ended September 30, 2013.
During the three months ended June 30, 2014, the Company modified the terms of awards granted to 39 employees (including the 13 who were affected in 2013) who were terminated under the 2013 restructuring plan to allow for the extension of the exercise period for vested options until such time as the Company's Registration Statement on Form S-8 has been effective for 60 consecutive days. These modifications resulted in a net increase in share-based compensation expense of $2.3 million for the nine months ended September 30, 2014.
During the first quarter of 2014, in connection with the resignation of a senior executive from the Company, the Company modified the terms of awards previously granted to such senior executive. This modification extended the term to exercise vested options from 60 days following his effective resignation date to such time as the

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Company's Registration Statement on Form S-8 has been effective for 60 consecutive days. This modification resulted in a net increase of share-based compensation expense for the nine months ended September 30, 2014 of $5.6 million.
During the second quarter of 2014, the Company granted to the Chief Operating Officer (the "COO") retention equity awards subject to the approval of our stockholders of an amendment to our 2010 Stock Incentive Plan (the "2010 Plan"). In the event that the stockholders did not approve the amendment prior to December 31, 2014, then in lieu of the incentive equity awards, the COO would be entitled to receive cash payments following each date that any portion of such equity grant would have otherwise vested equal to: (i) for stock options, the difference between the exercise price and the closing price of the common stock on the vesting date and (ii) for restricted stock, the closing price of the common stock on the vesting date. The Company determined that stockholder approval to amend the 2010 Plan would not occur by December 31, 2014 and accrued for these grants at the value as explained above. For the three and nine months ended September 30, 2014, the Company incurred $0.3 million and $0.6 million, respectively, of share-based compensation expense related to this grant.
Additionally, as part of a retention agreement, the Company modified the terms of an award previously granted to the COO. This modification allowed for the extension, under certain circumstances, of the exercise period for options vested from 60 days following the termination of employment to an expiration period tied to the individual's length of service but in no case greater than 2 years or beyond the expiration of the original award. This modification resulted in a net increase in share-based compensation expense of $0.2 million for nine months ended September 30, 2014.
NOTE 8 — RESTATEMENT AND OTHER
Restatement

In the first quarter of 2013, the Company determined that it would restate its previously issued consolidated financial statements (the "Restatement"). The Restatement corrected accounting errors relating to timing of recognition of net services revenue, as well as the presentation of net services revenue and cost of services, and also certain capitalized costs for internal use software, goodwill, income taxes and other miscellaneous items. The Company completed the Restatement in December 2014. For the three months ended September 30, 2014 and 2013, the Company incurred $6.8 million and $7.8 million, respectively, in Restatement costs. For the nine months ended September 30, 2014 and 2013, the Company incurred $45.5 million and $12.3 million, respectively, in Restatement costs.

Reorganization

In the second quarter of 2013, the Company initiated a restructuring plan consisting of reductions in workforce in order to align its organizational structure and resources to better serve its customers. The plan consisted of two separate staff reductions, that occurred in 2013. As part of this plan, during the three and nine months ended September 30, 2013, the Company incurred a pretax restructuring charge of $0.2 million and $3.4 million, respectively, which consisted of $0.2 million and $2.3 million in severance and employee benefits and related expenses, respectively, and $1.1 million of non-cash expense related to share-based compensation for modification of existing options for affected during the nine months ended September 30, 2013.
In January 2014, the Company continued and revised the 2013 plan to include additional reductions to its workforce in certain corporate, administrative and management functions (the "Plan"). The Plan consists of severance payments, medical and dental benefits, outplacement job training for certain U.S.-based employees and relocation costs.
In connection with the Plan, during the three and nine months ended September 30, 2014, the Company incurred a pretax restructuring charge of $2.0 million and 16.3 million, respectively, in severance and employee benefits and related expenses, including $7.9 million of non-cash expense related to share based compensation for modification of existing options for affected employees during the nine months ended September 30, 2014. The Company’s reorganization liability activity is included in accrued compensation and benefits in the accompanying condensed consolidated balance sheets.

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company’s reorganization activity was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Reorganization liability, beginning balance	$2,982	$1,989	$1,143	$—
Restructuring charges	1,953	221	16,292	3,373
Cash payments	(1,562)	(1,308)	(6,157)	(1,417)
Non-cash charges	—	—	(7,905)	(1,054)
Reorganization liability, ending balance	$3,373	$902	$3,373	$902

Other

During the three and nine months ended ended September 30, 2014, the Company incurred non-recurring costs of $5.0 million and $6.1 million, respectively, related to our Transformation Office, which was created to provide continuity and cross functional accountability associated with the continued execution of our turnaround plan during the period subsequent to Stephen Schuckenbrock's resignation as our Chief Executive Officer and prior to the appointment of Dr. Emad Rizk as our Chief Executive Officer ("Transformation Office").

During the three and nine months ended ended September 30, 2013, the Company incurred legal and other costs of $1.2 million and $2.8 million, respectively, related to the Minnesota litigation matters as described in Note 11, Commitments and Contingencies.

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

Income tax benefit for the nine months ended September 30, 2014 is higher than the amount derived by applying the federal statutory tax rate of 35% primarily due to state income taxes benefit offset by the amount as described below. Income tax expense for the nine months ended September 30, 2013 is higher than the amount derived by applying the federal statutory tax rate of 35% mainly due to the impact of certain state income taxes, non-deductible expenses, and other discrete items that may occur in any given year.

In the three months ended March 31, 2014, the Company corrected the statutory rate used in one of its state deferred calculations for the year ended December 31, 2013.  The Company discovered this error in the process of preparing its annual and quarter financial statements for the year ended December 31, 2014, and recorded the amount in the first quarter of 2014. The correction of this error increased tax expense for the nine-month period ended September 30, 2014 by approximately $2.4 million.  The Company has determined the amount is immaterial for the quarterly and annual periods in 2013, the nine-month period ended September 30, 2014 and the year ended December 31, 2014.

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
The following table sets forth the computation of basic and diluted earnings per share available to common shareholders for the three and nine months ended September 30, 2014 and 2013, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net income (loss)	$9,553	$(37,571)	$(61,969)	$123,697
Basic weighted-average common shares	95,775,597	95,689,798	95,750,887	95,681,619
Add: Effect of dilutive securities	1,474,685	—	—	1,251,461
Diluted weighted average common shares	97,250,282	95,689,798	95,750,887	96,933,080
Net income (loss) per common share (basic)	$0.10	$(0.39)	$(0.65)	$1.29
Net income (loss) per common share (diluted)	$0.10	$(0.39)	$(0.65)	$1.28
Because of their anti-dilutive effect, 19,345,399 and 20,998,688 common share equivalents comprised of stock options and restricted stock awards have been excluded from the diluted earnings per share calculation for the three months ended September 30, 2014 and 2013, respectively. Stock options and restricted stock awards totaling 23,346,213 and 18,499,433 were not included in the computation of diluted income per share for the nine months ended September 30, 2014 and 2013, respectively, as these options and awards were anti-dilutive.
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Revolving Credit Facility
The Company maintained a line of credit with the Bank of Montreal in the amount of $3.0 million. The $3.0 million line of credit could only be utilized by the Company in the form of letters of credit and was secured by a $5.0 million demand deposit with the Bank of Montreal. As of September 30, 2014, the Company had outstanding letters of credit of approximately $0.7 million, which reduced the available line of credit to $2.3 million. The Company's line of credit expired on February 15, 2015 and was not renewed. As a result of such expiration, the Company reclassified the $5.0 million in restricted cash to current assets on March 31, 2014.
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

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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
Hospital systems affiliated with Ascension Health have accounted for a significant portion of the Company’s net services revenue each year since the Company’s formation. For the three and nine months ended ended September 30, 2014, three customers accounted for 93% and 84%, respectively, of the Company's net services revenues, of which one customer is part of the affiliated Ascension Health system. For the three months ended September 30, 2014 and 2013, net services revenue from hospitals affiliated with Ascension Health represented 29% and 9% of the Company’s net services revenue, respectively. For the nine months ended September 30, 2014 and 2013, net services revenue from hospitals affiliated with Ascension Health represented 16% and 86% of the Company’s net services revenue, respectively. Two different affiliates of Ascension Health, for the three months ended September 30, 2014 and 2013, accounted for 29% and 9% of the Company’s total net services revenue, respectively. Two different affiliates of Ascension Health, for the nine months ended September 30, 2014 and 2013, accounted for 16% and 33% of the Company’s total net services revenue, respectively. The Ascension Health system, through its individual customer contracts with the Company, accounted for more than 71% and 55% of the Company’s total deferred customer billings at September 30, 2014 and December 31, 2013, respectively. The loss of the customers within this large health system would have a material adverse impact on the Company’s operations. There are three individual customers whose individual balance is equal to or greater than 10% of total deferred customer billings at September 30, 2014, and, in the aggregate, accounted for 45% and 37% of the total deferred customer billings at September 30, 2014 and December 31, 2013, respectively, of which two customers are part of the affiliated Ascension Health system discussed above.
The Company does not have a concentration of credit risk within accounts receivable as reported in the condensed consolidated balance sheets with any one large customer at September 30, 2014 and December 31, 2013.
NOTE 13 — SUBSEQUENT EVENTS
The Company entered into settlement agreements with four customers after the quarter ended September 30, 2014 which will result in revenue recognition events for the Company under its revenue recognition policy in the year ending December 31, 2014 (2 customers) and the quarters ending March 31, 2015 (1 customer) and June 30, 2015 (1 customer). These agreements did not have a significant impact on the Company’s deferred customer billings, assets or liabilities at September 30, 2014.

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

CONSOLIDATED RESULTS OF OPERATIONS
The following table provides consolidated operating results and other operating data for the periods indicated:

	Three Months Ended September 30,		2014 vs. 2013 Change		Nine Months Ended September 30,		2014 vs. 2013 Change
	2014	2013	Amount	%	2014	2013	Amount	%
	(In thousands)
Consolidated Statement of Operations Data:
RCM service: net operating fees	$37,861	$792	$37,069	n.m.	$62,817	$192,716	$(129,899)	(67.4)%
RCM service: incentive fees	45,970	—	45,970	n.m.	75,076	177,910	(102,834)	(57.8)%
Other service fees	6,914	17,550	(10,636)	(60.6)%	24,791	50,281	(25,490)	(50.7)%
Total net services revenue	90,745	18,342	72,403	n.m.	162,684	420,907	(258,223)	(61.3)%
Operating expenses:			—				—
Cost of services	45,370	47,544	(2,174)	(4.6)%	138,251	145,003	(6,752)	(4.7)%
Selling, general and administrative	16,785	22,562	(5,777)	(25.6)%	53,609	63,294	(9,685)	(15.3)%
Restatement and other	13,846	9,182	4,664	50.8%	67,907	18,466	49,441	n.m.
Total operating expenses	76,001	79,288	(3,287)	(4.1)%	259,767	226,763	33,004	14.6%
Income (loss) from operations	14,744	(60,946)	75,690	(124.2)%	(97,083)	194,144	(291,227)	(150.0)%
Net interest income	100	47	53	112.8%	252	165	87	52.7%
Net income (loss) before income tax provision	14,844	(60,899)	75,743	(124.4)%	(96,831)	194,309	(291,140)	(149.8)%
Income tax provision (benefit)	5,291	(23,328)	28,619	(122.7)%	(34,862)	70,612	(105,474)	(149.4)%
Net income (loss)	$9,553	$(37,571)	$47,124	(125.4)%	$(61,969)	$123,697	$(185,666)	(150.1)%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Non-GAAP Measures:
Adjusted EBITDA	$35,217	$(44,479)	$(9,206)	$235,826
Net cash generated from customer contracting activities	$3,396	$(6,679)	$983	$(20,512)
Gross cash generated from customer contracting activities	$58,924	$56,142	$172,873	$164,569
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

	Three Months Ended September 30,		2014 vs. 2013		Nine Months Ended September 30,		2014 vs. 2013
	2014	2013	Amount	%	2014	2013	Amount	%
Net income (loss)	$9,553	$(37,571)	$47,124	(125.4)%	$(61,969)	$123,697	$(185,666)	(150.1)%
Net interest (income) expense	(100)	(47)	(53)	112.8%	(252)	(165)	(87)	52.7%
Provision for income taxes	5,291	(23,328)	28,619	(122.7)%	(34,862)	70,612	(105,474)	(149.4)%
Depreciation and amortization expense	1,403	1,709	(306)	(17.9)%	4,279	5,231	(952)	(18.2)%
Share-based compensation expense (1)	5,224	5,576	(352)	(6.3)%	15,691	17,985	(2,294)	(12.8)%
Restatement and other (2)	13,846	9,182	4,664	50.8%	67,907	18,466	49,441	n.m.
Adjusted EBITDA	35,217	(44,479)	79,696	(179.2)%	(9,206)	235,826	$(245,032)	(103.9)%
Change in deferred customer billings (3)	(31,821)	37,800	(69,621)	(184.2)%	10,189	(256,338)	266,527	(104.0)%
Net cash generated from customer contracting activities	$3,396	$(6,679)	$10,075	(150.8)%	$983	$(20,512)	$21,495	(104.8)%
Net services revenue (GAAP basis)	$90,745	$18,342	$72,403	n.m.	$162,684	$420,907	$(258,223)	(61.3)%
Change in deferred customer billings (3)	(31,821)	37,800	(69,621)	(184.2)%	10,189	(256,338)	266,527	(104.0)%
Gross cash generated from customer contracting activities	$58,924	$56,142	$2,782	5.0%	$172,873	$164,569	8,304	5.0%

Components of Gross Cash Generated from Customer Contracting Activities:
RCM service: net operating fee	$26,454	$28,105	$(1,651)	(5.9)%	$90,684	$77,618	$13,066	16.8%
RCM service: incentive fee	25,556	10,487	15,069	143.7%	57,398	36,670	20,728	56.5%
Total RCM service fees	52,010	38,592	$13,418	34.8%	148,082	114,288	$33,794	29.6%
Other service fees	6,914	17,550	(10,636)	(60.6)%	24,791	50,281	(25,490)	(50.7)%
Gross cash generated from customer contracting activities	$58,924	$56,142	$2,782	5.0%	$172,873	$164,569	$8,304	5.0%
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

(2)
For the the three months ended and September 30, 2014 and 2013, we incurred $6.8 million and $7.8 million, respectively, in Restatement-related costs. For the nine months ended September 30, 2014 and 2013, we incurred $45.5 million and $12.3 million, respectively in Restatement-related costs. These costs were incurred to complete the Annual Report on Form 10-K for the year ended December 31, 2013 and to restate certain historical consolidated financial statements. We also incurred costs in connection with a reduction in workforce in certain corporate, administrative and management functions. These costs, which included severance payments, healthcare benefits and outplacement job training for the three months ended September 30, 2014 and 2013, totaled $2.0 million and $0.2 million, respectively, and for the nine months ended September 30, 2014 and 2013, totaled $16.3 million and $2.3 million, respectively.

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
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Net Services Revenues
Net services revenue increased $72.4 million to $90.7 million for the three months ended September 30, 2014, from $18.3 million for the three months ended September 30, 2013. During the three months ended September 30, 2014, $82.3 million in net service revenue attributable to customer contractual agreement events were recognized.
Other service fees revenue decreased by $10.6 million, to $6.9 million for the three months ended September 30, 2014 from $17.6 million for the three months ended September 30, 2013, driven by a decline in PAS business due to the impact of the two-midnight rule, a regulatory change in the healthcare industry related to billing classifications for certain hospital patients.
Gross Cash Generated from Customer Contracting Activities (Non-GAAP)
Gross cash generated from customer contracting activity totaled $58.9 million for the three months ended September 30, 2014 compared to $56.1 million for the three months ended September 30, 2013, an increase of $2.8 million. The increase in gross cash generated from customer contracting activity was primarily a result of an increase in cash received from certain RCM customers, offset by a decrease in our other service revenues of $10.6 million primarily due to the negative impact of the two-midnight rule on our PAS business. Refer to the Reconciliation of GAAP and Non-GAAP measures above.
Costs of Services
Costs of services decreased $2.2 million, or 4.6%, to $45.4 million for the three months ended September 30, 2014, from $47.5 million for the three months ended September 30, 2013. The decrease in cost of services was primarily a result of decreased costs in the PAS business, offset by increased investment in IT and the shared services centers' capabilities and infrastructure.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $5.8 million, or 25.6%, to $16.8 million for the three months ended September 30, 2014, from $22.6 million for the three months ended September 30, 2013. The decrease was a result of cost savings due to the cost reduction initiatives initiated in 2013 and 2014.
Net Cash Generated from Customer Contracting Activities (Non-GAAP)
Net cash generated from customer contracting activities totaled $3.4 million in the three months ended September 30, 2014, compared to a use of $6.7 million for the three months ended September 30, 2013. This increase of $10.1 million is primarily due to greater gross cash generated and the decrease of our cost of services and selling, general and administrative expenses, as described above. Refer to the Reconciliation of GAAP and Non-GAAP measures above.
Restatement and other
Restatement and other costs amounted to $13.8 million for the three months ended September 30, 2014, compared to $9.2 million for the three months ended September 30, 2013. The increase was primarily driven by Restatement-related costs of $6.8 million, restructuring/reorganization-related costs of $1.8 million and costs of $5.0 million related to our Transformation Office, which was created to provide continuity and cross functional accountability associated with the continued execution of the Company's turnaround plan during the CEO Transition Period.
Income Taxes
Tax expense increased $28.6 million to $5.3 million for the three months ended September 30, 2014, from a benefit of $23.3 million for the three months ended September 30, 2013, primarily due to the increase in our pretax income. The decrease in our effective tax rate from 38.3% in the third quarter of 2013 to 35.6% in the third quarter of 2014 is mainly due to the tax impact of discrete items as well as the impact of lower projected future tax rates on net deferred tax assets.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Net Services Revenues
Net services revenue decreased $258.2 million, or 61.3%, to $162.7 million for the nine months ended September 30, 2014, from $420.9 million for the nine months ended September 30, 2013. This decrease is due to RCM customers affiliated with Ascension Health reaching a contract agreement event, resulting in revenue recognition of $361.4 million during the nine months ended September 30, 2013. During the nine months ended September 30, 2014, $132.9 million in net services revenue attributable to customer contractual agreement events were recognized.
Other service fees revenue decreased by $25.5 million, to $24.8 million for the nine months ended September 30, 2014, from $50.3 million for the nine months ended September 30, 2013, driven by a decline in PAS revenue due to the impact of the two-midnight rule, a regulatory change in the healthcare industry related to billing classifications for certain hospital patients.
Gross Cash Generated from Customer Contracting Activities (Non-GAAP)
Gross cash generated from customer contracting activity totaled $172.9 million for the nine months ended September 30, 2014 compared to $164.6 million million for the nine months ended September 30, 2013, an increase of $8.3 million. The increase in gross cash generated from customer contracting activity was primarily a result of credits of $20.1 million given to customers affiliated with Ascension Health during 2013 in accordance with the terms of the new agreements entered into with such customers, offset by a decrease in PAS revenue. Refer to the Reconciliation of GAAP and Non-GAAP measures above.
Costs of Services
Costs of services decreased $6.8 million, or 4.7%, to $138.3 million for the nine months ended September 30, 2014, from $145.0 million for the nine months ended September 30, 2013. The decrease in cost of services was primarily a result of decreased costs in the PAS business, offset by an increased investment in IT and the shared service centers' capabilities and infrastructure.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $9.7 million, or 15.3%, to $53.6 million for the nine months ended September 30, 2014, from $63.3 million for the nine months ended September 30, 2013. The decrease was due to savings realized from cost reduction initiatives initiated in 2013 and continued into 2014.
Net Cash Generated from Customer Contracting Activities (Non-GAAP)
Net cash generated from customer contracting activities amounted to $1.0 million for the nine months ended September 30, 2014, compared to a use of $20.5 million in cash for the nine months ended September 30, 2013. This change of $21.5 million is primarily due to an increase in gross cash generated and decreases in cost of services and selling, general and administrative expenses, as described above. Refer to the Reconciliation of GAAP and Non-GAAP measures above.
Restatement and other
Restatement and other costs amounted to $67.9 million for the nine months ended September 30, 2014, compared to $18.5 million for the nine months ended September 30, 2013. The increase was primarily driven by Restatement-related costs of $45.5 million, restructuring/reorganization-related costs of $15.7 million and costs of $6.1 million related to our Transformation Office.
Income Taxes
Tax expense decreased $105.5 million to a tax benefit of $34.9 million for the nine months ended September 30, 2014, from an expense of $70.6 million for the nine months ended September 30, 2013, primarily due to a reduction in pretax income. Our effective tax rate for the nine months ended September 30, 2014 and 2013 was 36.0% and 36.3%, respectively. Our tax rate is affected by discrete items that may occur in any given year, but not consistent from year to year.  The change in effective tax rate is primarily attributable to the recognition of lower projected future jurisdictional tax rates on net deferred tax assets that was recorded in first quarter of 2014.
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
Our cash and cash equivalents were $193.7 million at September 30, 2014 as compared to $228.9 million as of December 31, 2013. Our cash and cash equivalents, at any time, include amounts paid to us in advance by customers for the purpose of reimbursing their revenue cycle operation costs. See Note 3, Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Cash flows from operating, investing and financing activities, as reflected in our condensed consolidated statements of cash flows, are summarized in the following table (in thousands):

	Nine Months Ended
	September 30,
Cash Flows (in thousands)	2014	2013
Net cash provided by (used in):
Operating activities	$(31,850)	$44,989
Investing activities	(3,206)	(1,123)
Financing activities	(104)	(45)
Operating Activities
Cash used in operating activities for the nine months ended September 30, 2014 totaled $31.9 million, as compared to $45.0 million provided by operating activities for the nine months ended September 30, 2013. The decrease was primarily attributable to timing of customer reimbursements and transition of a portion of our RCM agreements to eliminate our gross base fees together with our financial obligation to pay our customers' revenue cycle operations expenses. Additionally, the Company incurred $67.9 million in restatement and other expenses during the nine months ended September 30, 2014 as compared to $18.5 million during the nine months ended September 30, 2013. This was offset by a decrease in accounts receivables of $16.5 million during the nine months ended September 30, 2014, primarily due to collection of open receivables from one of the RCM customers.
Investing Activities
Cash used in investing activities was $3.2 million for the nine months ended September 30, 2014. Cash used in investing activities for the nine months ended September 30, 2013 totaled $1.1 million. Use of cash in these periods primarily related to the purchase of computer hardware and software to support the growth of our business.
Financing Activities
Cash used in financing activities was $0.1 million for the nine months ended September 30, 2014, primarily due to the purchase of treasury stock. Cash used in financing activities for the nine months ended September 30, 2013 was $0.05 million, primarily due to the receipt of proceeds from our employees' stock option exercises and the related favorable tax effect.
Revolving Credit Facility
We maintained a line of credit with the Bank of Montreal in the amount of $3.0 million. The $3.0 million line of credit could only be utilized by us in the form of letters of credit and was secured by a $5.0 million demand deposit with the Bank of Montreal. Any amounts outstanding under the line of credit accrued interest at the greater of the bank-established prime commercial rate, a LIBOR plus 1% rate, or a rate that combined the characteristics of both. The line of credit had an initial term of three years and was renewable annually thereafter. At September 30, 2014 and December 31, 2013, we had outstanding letters of credit of approximately $0.7 million and $0.9 million, which reduced the available line of credit to $2.3 million and $2.1 million, respectively. Our line of credit expired on February 15, 2015 and was not renewed.
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
Interest Rate Sensitivity

Our interest income is primarily generated from interest earned on operating cash accounts. Our exposure to market risks related to interest expense is limited to outstanding letters of credit under the revolving line of credit (which expired on February 15, 2015), which bear interest at the greater of the bank established prime commercial rate, a LIBOR plus 1% rate, or a rate that combines the characteristics of both. We do not enter into interest rate swaps, caps or collars or other hedging instruments. As a result, we believe that the risk of a significant impact on our operating income from interest rate fluctuations is not substantial.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee because a portion of our operating expenses are incurred by our subsidiary in India and are denominated in Indian rupees. However, we do not generate any revenues outside of the United States. For the nine months ended September 30, 2014 and 2013, 4.1% and 3.9%, respectively, of our expenses were denominated in Indian rupees. As a result, we believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial.

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
During the nine months ended September 30, 2014, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. Please refer to Part I, Item IA, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2013 for a complete description of the material risks we face and also refer to the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes and the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sale of Equity Securities
We granted options to purchase an aggregate of 3,147,807 shares of our common stock with exercise prices ranging from $8.00 to $8.98 per share, and we issued 1,240,000 shares of restricted stock during the three months ended September 30, 2014 to employees and directors pursuant to the our 2010 Stock Incentive Plan and/or in reliance upon the exemption from the registration requirements of the Securities Act of 1933, or Securities Act, provided by Section 4(a)(2) of the Securities Act as sales by an issuer not involving any public offering, as set forth in the tables below. No underwriters were involved in the foregoing transactions. All of such unregistered shares of common stock are deemed restricted securities for purposes of the Securities Act. No such options have been exercised.

The following table sets forth the dates on which such options were granted and the number of shares of common stock subject to such options, the exercise price and the number of employees and directors granted options on each date from July 1, 2014 through September 30, 2014:

Date of Grant	Common Stock Subject to Options Granted	Exercise Price	Number of Employees and Directors Granted Options
7/1/2014	23,706	$8.00	6
7/2/2014	93,731	$8.00	3
7/21/2014	2,700,000	$8.98	1
8/4/2014	10,000	$8.35	1
8/12/2014	300,000	$8.15	1
9/3/2014	20,370	$8.10	1
	3,147,807

The following table sets forth the dates on which such shares of restricted stock were granted and the number of shares of restricted stock and the number of employees and directors granted restricted stock on each date from July 1, 2014 through September 30, 2014:

Date of Grant	Number of Shares of Restricted Common Stock Granted	Number of Employees and Directors Granted Restricted Stock
7/9/2014	40,000	1
7/21/2014	1,000,000	1
8/12/2014	200,000	1
	1,240,000

Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated (in thousands, except share and per share data):

	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (2)
July 1, 2014 through July 31, 2014	2,280	$8.00	—	$50,000
August 1, 2014 through August 31, 2014	2,280	$8.35	—	$50,000
September 1, 2014 through September 30, 2014	3,144	$8.10	—	$50,000

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
10.1
Offer Letter, dated July 10, 2014, between Accretive Health, Inc. and Emad Rizk (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K (File No. 001-34746) filed on December 30, 2014)

10.2
Nonstatutory Stock Option Award Agreement, dated July 21, 2014, between Accretive Health, Inc. and Emad Rizk (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K (File No. 001-34746) filed on December 30, 2014)

10.3
Restricted Stock Award Agreement, dated July 21, 2014, between Accretive Health, Inc. and Emad Rizk (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K (File No. 001-34746) filed on December 30, 2014)

10.4
Resignation Letter Agreement, dated August 6, 2014, between Accretive Health, Inc. and Sean Orr (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K (File No. 001-34746) filed on December 30, 2014)

10.5
Offer Letter, dated August 6, 2014, between Accretive Health, Inc. and Peter Csapo (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K (File No. 001-34746) filed on December 30, 2014)

10.6
Nonstatutory Stock Option Award Agreement, dated August 12, 2014, between Accretive Health, Inc. and Peter Csapo (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K (File No. 001-34746) filed on December 30, 2014)

10.7
Restricted Stock Award Agreement, dated August 12, 2014, between Accretive Health, Inc. and Peter Csapo (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K (File No. 001-34746) filed on December 30, 2014)

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