Form 10-K
period 2014-12-31
Accretive Health, Inc.
filed 2015-06-23
CIK 1472595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Registrant’s telephone number, including area code

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2014: $454,304,464.

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

ACCRETIVE HEALTH, INC.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the federal securities laws, that involve substantial risks and uncertainties. You should not place undue reliance on these statements. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	our ability to regain a listing on a national securities exchange;

•	our ability to attract and retain customers;

•	our financial performance;

•	the advantages of our solutions as compared to those of others;

•	our plans to incorporate our value based reimbursement capabilities within our revenue cycle management service offering;

•	our ability to establish and maintain intellectual property rights;

•	our ability to retain and hire necessary employees and appropriately staff our operations; and

•	our estimates regarding capital requirements and needs for additional financing.
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

PART I

Unless the context indicates otherwise, references in this Annual Report to "Accretive Health," "Accretive," the "company," "we," "our," and "us" mean Accretive Health, Inc. and its subsidiaries.

Item 1.	Business
Overview
Accretive Health is a leading provider of revenue cycle services that help healthcare providers generate sustainable improvements in their operating margins and cash flows while also enhancing patient, physician and staff satisfaction for our customers.
We achieve these results for our customers through an integrated approach encompassing our end-to-end revenue cycle management service offering and physician advisory services. We do so by deploying a unique operating model that leverages our extensive healthcare site experience, innovative technology and process excellence. We also offer modular services, allowing clients to engage us for only specific components of our end-to-end revenue cycle management service offering.
Our primary service offering consists of revenue cycle management, or RCM, which helps healthcare providers to more efficiently manage their revenue cycles. This encompasses patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections from patients and payers. We assist our RCM customers in increasing the portion of the maximum potential services revenue they receive while simultaneously reducing their revenue cycle operating costs. Together, these benefits can generate significant and sustainable improvements in operating margins and cash flows for our customers. Our management and staff supplement each customer’s existing RCM process and staff, and help operate our customers’ processes. We educate and empower our customers’ employees so that over time we can jointly deliver improved results using the proprietary technology included in our applications. Once implemented, our technology applications, processes and services are deeply embedded in our customer’s day-to-day operations. We believe this service offering is adaptable to meet an evolving healthcare regulatory environment, technology standards and market trends. Importantly, our RCM agreements typically provide that we and our customers share in the benefits that are derived on behalf of our customers, particularly revenue increases and, in most cases, cost savings resulting from the application of our solutions. We believe that this sharing of benefits aligns our objectives and interests with those of our customers (including patient satisfaction).

Our physician advisory services, or PAS, offering, which we incorporated into our RCM offering in the third quarter 2014, assists hospitals in complying with payer requirements regarding whether to classify a hospital visit as an in-patient or an out-patient observation case for billing purposes. This offering consists of both concurrent review and retrospective chart audits to help our customers achieve compliant and accurate billing. We also provide customers with retrospective appeal management service support for both governmental and commercial payers. Our physicians conduct detailed retrospective reviews of medical records to identify medical necessity for hospital services and the required documentation to appropriately support an appeal. We employ trained physicians to deliver these services.

We offered our population health solutions, or PHS, services on a standalone basis until the third quarter of 2014. This offering was designed to enable healthcare providers to more effectively manage the health of a defined patient population by identifying those individuals who are most likely to experience an adverse health event and, as a result, incur high healthcare costs in the coming years. In the fourth quarter of 2014, we began integrating capabilities from this offering into our core RCM offering in order to enhance our value-based reimbursement capabilities for our RCM customers and to prepare our customers for future changes in healthcare. We currently do not serve any customers for PHS.

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
Our Strategy
We strive to be the partner of choice for U.S. healthcare providers in RCM, a strategically important service that aligns clinical, financial and administrative functions, allowing providers to focus on delivering quality care with ever-increasing efficiency. Key elements of our strategy include:

•
Delivering tangible, long-term results through an integrated offering. Our solutions are designed to help our customers achieve sustainable economic value through improvements in their operating margins and cash flows, which provides us with performance-based revenues. Our integrated offerings address the financial impact on our clients arising from the quality of clinical documentation and the efficient administration of certain clinical or quasi-clinical functions. Our integrated offerings also alleviate the need for our customers to purchase services from multiple sources, saving them time, money and integration challenges in their efforts to improve their revenue cycle activities.

•
Developing, utilizing and enhancing effective and proprietary operational processes to improve our customers’ revenue yield. We have developed and continue to design proprietary processes intended to help our customers to increase net revenue yields on amounts owed to them. To help improve revenue collection from payers and patients, we have developed proprietary algorithms to assess risk for all of our customers’ receivables. Our methodology is designed to enable nearly 100% of outstanding claims to be reviewed, prioritized and appropriately pursued. We believe that our focus on collecting revenue from a broader range of outstanding claims and reducing the average time to collect differentiates our RCM services.

•
Seeking to expand the scope of services to existing customers and diversify our customer base. We benefit from long-term relationships with some of the nation’s largest health networks such as Ascension Health, which was our founding customer and remains our largest customer, as well as Intermountain Healthcare and Trinity Health. We seek to expand the scope of our services to healthcare providers within the network of our existing customers’ hospital systems. We also focus on marketing to other healthcare providers and seek to leverage our relationships with existing customers as references to continue to attract business from new customers.

•
Developing enhanced service offerings that are designed to enable our customers and prospects to improve their operations and to effectively participate in new payment models. We plan to introduce new services that we believe will be attractive to both existing and prospective customers. These include offerings to support the movement toward value-based reimbursement, or VBR, that is being driven through a confluence of government regulation, payer programs and benefit plan designs advanced by large employers and payers. These new payment models are intended to shift the utilization of healthcare resources away from volume-based episodic care of patients who are sick or have chronic conditions to the pro-active management of patient populations to promote wellness and provision of care in lower acuity settings. We believe that the impact on providers, including our customers, will be that they will increasingly bear financial risk in clinical outcomes. Our VBR services within our RCM offering are designed to provide operational support to help providers assess their risk as they engage in value-based-reimbursement arrangements. We also may selectively pursue acquisitions and/or strategic relationships that will enable us to broaden our service offerings.

Our Services
Drawing on our combination of our extensive healthcare-site expertise, innovative technology and process excellence, we seek to deliver measurable economic value to our customers across our revenue cycle management and physician advisory solutions.
Revenue Cycle Management Offering
Our primary RCM service offering consists of comprehensive, integrated technology and RCM services, which address the full spectrum of revenue cycle operational issues faced by healthcare providers.
To implement our integrated solution, we supplement each customer’s existing RCM process and staff with our qualified experienced RCM specialists, leaders and staff and connect our proprietary technology and analytical applications to each customer’s existing technology systems. Our employees have significant experience in healthcare management, revenue cycle operations, technology, quality control and other management disciplines. Our solution is adapted to the hospital’s organizational structure to minimize disruption to existing operation and staff. We seek to integrate our technology, personnel, our accumulated body of knowledge and our culture within each customer’s revenue cycle activities, with the expectation that we will enjoy a long-term collaborative relationship with each customer. We deliver technology and operational support in the form of both on-site management and centralized staffing to deliver improved efficiency and quality across all RCM functions.
Our RCM agreements generally provide us with the opportunity to earn two types of performance-based fees associated with achieved efficiencies and improvements in our customer’s revenue cycle processes: net operating fees and incentive fees.
Net operating fees represent the gross base fees we charge our customers for operating the revenue cycle processes included in our agreements less corresponding costs of customers’ revenue cycle operations which we undertake to pay pursuant to our RCM agreements. For some customers, the amount of our net operating fees is reduced by an agreed upon percentage of such difference, representing the customer’s share of cost reductions resulting from our services. We help our customers reduce their revenue cycle costs by implementing new operational practices, optimizing their technology suite and deploying more efficient processes. In certain cases, we work with our customers to transfer aspects of their revenue cycle operations to our shared services centers, which typically results in lower operating costs than operating those aspects of the revenue cycle at the customers’ site.
We have modified a portion of our RCM agreements to eliminate the gross base fees along with our financial obligation to pay our customers' revenue cycle operation expenses.
Incentive fees represent our negotiated share of the increases in our customers’ operating revenues and are earned by improving their net revenue yield. We help many of our customers improve their collection of amounts owed by payers and patients for healthcare services. We refer to this as net revenue yield. We use our proprietary technology or other financial metrics to calculate their improvement in net revenue yield. When using the method of calculating this improvement that employs our proprietary technology, we compare the customer’s actual cash collections for a given instance of care to the maximum potential cash receipts that the customer should have received from the instance of care. We then aggregate these calculations for all instances of care and compare the result to the aggregate calculation for a defined period before we began to provide our services to the customer. When using other financial metrics to calculate this improvement, we typically employ metrics that are already being tracked by, or easily calculated from, our customers’ respective accounting systems and compare the results of those metrics against the results for the same metrics for a defined period before we began to provide our services to the customer.
We seek to improve our customers’ processes using a variety of techniques including:

•
Gathering Complete Patient and Payer Information. We focus on gathering complete patient information and validating insurance eligibility and benefits so patient care services can be recorded and billed to the appropriate parties. For scheduled healthcare services, we educate patients as to their potential financial responsibilities before receiving care. Through our systems we maintain an automated electronic scorecard which measures the efficiency of up-front data capture, authorization, billing and collections throughout the life cycle of any given patient account. These scorecards are analyzed in the aggregate, and the results are used to help improve work flow processes and operational decisions for our customers.

•
Improving Claims Filing and Payer Collections. Through our proprietary technology and process expertise, we identify, for each patient encounter, the amount our customer should receive from a payer if terms of the applicable contract with the payer and patient policies are followed. Over time, we compare these amounts with the actual payments collected to help identify which payers, types of medical treatments and patients represent various levels of payment risk for a customer. Using proprietary algorithms and analytics, we consider actual reimbursement patterns to predict the payment risk associated with a customer’s claims to its payers, and we then direct increased attention and time to the riskiest accounts.

•
Identifying Alternative Payment Sources. We use various methods to find payment sources for uninsured patients and reimbursement for services not covered by payers. Our patient financial screening technology and methodologies often identify federal, state or private grant sources to help pay for healthcare services. These techniques are designed to ease the financial burden on uninsured or underinsured patients, increase the percentage of patient bills that are actually paid, and improve the total amount of reimbursement received by our customers.

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

•
Increasing Charge Capture. We are able to help our customers increase their charge capture by implementing optimization techniques and related processes. We use sophisticated analytics software to help improve the accuracy of claims filings and the resolution of disputed claims from payers. We also overlay a range of capabilities designed to reduce missed charges, improve the clinical/reimbursement interface and produce bills that comply with payer requirements and applicable healthcare regulations.

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

We believe that these techniques are enhanced by our proprietary and integrated technology, management experience and well-developed processes. Our proprietary technology applications include workflow automation and direct payer connection capabilities that enable revenue cycle staff to focus on problem accounts rather than on manual tasks, such as searching payer websites for insurance and benefits verification for all patients. We employ technology that identifies and isolates specific cases requiring review or action, using the same interface for all users, to automate a host of tasks that otherwise can consume a significant amount of staff time. Our proprietary technology enhances the ability of our customers' revenue cycle staff to improve their interaction with patients.We use real-time feedback from our customers to improve the functionality and performance of our technology and processes and incorporate these improvements into our service offerings on a regular basis. We strive to apply operational excellence throughout our customers' entire revenue cycle.
Physician Advisory Services Offering
Our PAS offering provides concurrent level of care billing classification reviews, as well as retrospective chart audits to assist hospitals in properly billing payers for selected services. These services complement our RCM offering and our ability to provide our customers end-to-end management services, and, accordingly, some of our RCM customers are also customers of our physician advisory services offering. According to the policies of the Centers for Medicare & Medicaid Services, or CMS, the decision to classify a patient as an in-patient or out-patient observation case for billing purposes is based on complex medical judgment that can only be made after the physician has considered a number of factors, including the patient’s medical history and current medical needs, the severity of signs and symptoms, the medical predictability of adverse events and the patient’s anticipated length of stay. Using our secure web portal, hospital customers transmit pertinent data about the case at hand to our trained physicians, who then leverage our proprietary diagnosis guidelines and the extensive information within our knowledge database to reach an informed billing classification judgment, which we then provide to our customers as a recommendation.
We also provide customers with retrospective appeal management service support for both governmental and commercial payers. Our physicians conduct detailed retrospective reviews of medical records to identify medical necessity for hospital services and the required documentation to appropriately support an appeal.
We believe that our PAS offering provides our customers with a number of operational benefits, such as

•	direct physician to physician contact,

•	improved service levels, and

•	real-time reporting and analytics.
Population Health Solutions Offering
Our PHS services were designed to enable healthcare providers to partner with payers for the creation and implementation of payment structures based on clinical success, measured at either the individual level or among a defined population of patients, and to assist providers in maximizing their financial performance under such compensation structures. These services were designed to help healthcare providers enhance the patient and physician experience and to assist healthcare providers in capturing a share of any reduction in healthcare costs they are able to achieve under revised compensation structures by helping them negotiate contracts with payers that provide an equitable sharing of the savings in total medical costs among the payers and healthcare providers, and manage their revenue cycle process under such contracts. In the fourth quarter of 2014, we began integrating capabilities from this offering into our core RCM offering in order to enhance our value-based reimbursement capabilities for our RCM customers and to prepare our customers for future changes in healthcare payment systems. We currently do not serve any customers for our PHS and no longer offer these services on a stand-alone basis.
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
We view our operations and manage our business as one operating and reporting segment. All of our net services revenue and trade accounts receivable are derived from healthcare providers domiciled in the United States. The information about our business should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. See Note 11, Segments and Customer Concentrations, to our consolidated financial statements for information regarding our segment and customer concentrations.
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
Our managed services agreements with our RCM customers typically span three to five years. After the initial term of the agreement, many of our managed services agreements automatically renew unless terminated by either party upon prior written notice.
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
Our agreements for physician advisory services generally vary in length between one and three years. Generally, the agreements automatically renew after their initial term unless terminated by either party upon prior written notice. Customers pay a contractually negotiated fee for this service on a per-use basis.

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
Technology Operations and Security
Our applications are hosted in data centers located in Alpharetta, Georgia; Philadelphia, Pennsylvania; and Salt Lake City, Utah; and our internal financial application suite is hosted in a data center in Minneapolis, Minnesota. These data centers are operated for us by third parties and are compliant with the Statement on Standards for Attestation Engagements, or SSAE, No. 16, Reporting on Controls at a Service Organization (formerly referred to as Statement on Auditing Standards, or SAS, 70). Our development, testing and quality assurance environments are operated from the third-party data centers in Alpharetta, Georgia and Philadelphia, Pennsylvania; with a separate server room in our Chicago, Illinois office. We have agreements with our hardware and system software suppliers for support 24 hours a day, 7 days a week. Our operations personnel also use our resources located in our other U.S. facilities, as well as our India facilities.
Customers use high-speed internet connections or private network connections to access our business applications. We utilize commercially available hardware and a combination of custom-developed and commercially available software. We designed our primary application in this manner to permit scalable growth. For example, database servers can be added without adding web servers, and vice versa.
Databases are backed-up frequently by automatically shipping log files with accumulated changes to separate sets of back-up servers. In addition to serving as a back-up, these log files update the data in our online analytical processing engine, enabling the data to be more current than if only refreshed overnight. Data and information regarding our customers’ patients is encrypted when transmitted over the internet or traveling off-site on portable media such as laptops or backup tapes.
Customer system access requests are load-balanced across multiple application servers, allowing us to handle additional users on a per-customer basis without application changes. System utilization is monitored for capacity planning purposes.We believe that this architecture enables us to scale our operations effectively and efficiently.
Our software interacts with our customers’ software through a series of real-time and batch interfaces. We do not require changes to the customer’s core patient care delivery or financial systems. Instead of installing hardware or software in customer locations or data centers, we specify the information that a customer needs to extract from its existing systems in order to interface with our systems. This methodology enables our systems to operate with many combinations of customer systems, including custom and industry-standard implementations. We have successfully integrated our systems with older and newer systems, with package and custom systems and with major industry-standard products and solutions.
When these interfaces are in place, we provide an application suite across the hospital revenue cycle. For our purposes, the revenue cycle starts when a patient registers for future service or arrives at a hospital or clinic for unscheduled service, and ends when the hospital has collected all the appropriate revenue from all possible sources. Thus, we provide eligibility, address validation, skip tracing, charge capture, patient and payer follow-up, analytics and tracking, charge master management, contract modeling, contract “what if” analysis, collections and other functions throughout the customer’s revenue cycle. Since our databases run on generally available hardware and software, we are able to use standard applications to develop, maintain and monitor our solutions. Databases for one or more customers can run on a single database server with disk storage being provided from a shared storage area network, or SAN, with physical separation maintained between customers. In the event of a server failure, we have maintenance contracts in place that require the service provider to have the server back on-line in four hours or less, or we move the customer processing to alternate servers. Our databases and servers are backed-up in full on a weekly basis and undergo incremental back-ups nightly. The SAN is configured as a redundant array of inexpensive disks, or RAID, and this RAID configuration protects against disk failures having an impact on our operations. Database log files are stored separately from database files to reduce incidents of data loss. Data and information regarding our customers' patients is encrypted when at rest, when transmitted over the internet, and when traveling off-site on portable media such as laptops or backup tapes.
In the event that a combination of events causes a system failure, we typically can isolate the failure to one or a small number of customers. We believe that no combination of failures by our systems can impact a customer’s ability to deliver patient care.
Our third-party data centers are designed to withstand many catastrophic events, such as blizzards and hurricanes. To protect against a catastrophic event in which our primary data center is completely destroyed and service cannot be restored within a few days, we store backups of our systems and databases off-site. In the event that we are required to move operations to a different data center, we would re-establish operations by provisioning new servers, restoring data from the off-site backups and re-establishing connectivity with our customers’ host systems. Because our systems are web-based, no changes would need to be made on customer workstations, and customers would be able to reconnect as our systems became available again.
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
We dedicate significant resources to protecting our customers’ confidential and protected health information, or PHI. Our security strategy employs various practices and technologies to control, audit and protect access to sensitive information. We received and have maintained since January 2013, a certification status from the Health

Information Trust Alliance, or HITRUST. HITRUST is a healthcare industry group focused on identifying a prescriptive set of information technology controls that are based on standards and regulations relevant to the healthcare industry. HITRUST certification is aligned with ISO 27001 and ISO 27002. Our HITRUST certification validates our continued commitment to compliance with the Health Insurance Portability and Accountability Act of 1996, as amended, and the regulations that have been issued under it, such as the HITECH and OMNIBUS regulations, which we collectively refer to as HIPAA, and to various states’ security and privacy laws regarding the creation, access, storage or exchange of personal health and financial information. Our HITRUST certification status also signifies that we exhibit and are able to maintain high security standards for the management and protection of electronic PHI.
Proprietary Software Suites
Revenue Cycle Management. Our integrated suite of RCM technology provides a layer of analytics, rules processing and workflow capabilities that interface with provider systems to optimize process efficiency and effectiveness. These technologies power the detection of defects on patient accounts and enable staff workflow at point of service areas, customer sites and our shared service centers.

•
“AHtoAccess” powers workflow in customer central business offices and at our scaled shared service centers for pre-registration, financial clearance, and financial counseling. The platform processes patient accounts through proprietary rules engines tuned to identify defects in demographic data, authorization processes, insurance benefits and eligibility, and medical necessity. Our rules engines in AHtoAccess are also used to calculate patient balance estimations and prior balance accounts receivables. For the uninsured, the platform helps staff triage patients to find coverage for their visit. Our technology enables staff to work on an exception basis eliminating the need for manual intervention on accounts with no exceptions identified.

•
“AHtoLink” delivers all of the insight and defect detection capabilities of our proprietary rules engines in real-time to point of service emergency department and registration areas within the hospitals and clinics. When defects or inconsistent data are detected in the data entry or registration process, users receive targeted messages alerting them to resolve the issue while the patient is still in front of them.

•
“AHtoContact,” our patient contact application, provides the workflow and data for patient contact center representatives. It enables effective financial discussions with patients on outstanding balances. The platform is integrated in to our call center, call-routing, auto-dialer capabilities and facilitates improved outcomes through propriety process and technology approaches.

•
“AHtoContract,” our proprietary contract modeling platform, is used to accurately calculate the maximum allowed reimbursement for each claim based upon models of the hospital’s contract with each payer. This platform is used to provide insight into the health of payer contracts and to power portions of the workflow tools described above.

•
“AHtoAnalytics”, our web-based reporting and analytics platform, produces over 300 proprietary reports derived from the financial, process and productivity data that we accumulate as a result of our services, which enable us to monitor and identify areas for improvement in the efficacy of our revenue cycle management services.

•
“Integrated Defect Prevention” application, which we are currently in the process of deploying through a pilot program, aims to classify defects in a proprietary nomenclature and distribute data to back end teams for follow up and resolution. Defects will be identified and noted on accounts as they occur. Along with our “Yield-Based Follow Up” application, this platform is designed to power customer patient financial services departments and our shared services.

These propriety technology applications run on an integrated platform built on a modern event driven architecture and rules engines that allow real-time integration of systems and operational workflows.

Physician Advisory Services. Our proprietary PAS tools are designed to assist our customers in the initiation of a service request by our physician advisory team. Our platform allows for the electronic submission, tracking, reviewing and auditing of patient cases referred to us. The PAS portal environment is established as a secure site that enables us to receive patient records from case managers and route them to our physicians for review. This workflow is supported by an analytics engine within the web portal that provides our customers the ability to improve their compliance and workflow with our real time reporting, dashboards and worklists.
Value-Based Reimbursement, or VBR. Our proprietary technology within our VBR capability includes a secure web-based workflow application that is designed to enable patient engagement staff, revenue cycle analysts, and physician/hospital care teams to monitor and manage gaps identified by our proprietary rules engines. Our Quality, Revenue, and Measurement Coding rules engines represent a foundational framework which leverages a central data warehouse of aggregated data from disparate sources. Gaps stemming from these rules engines are presented in a prioritized and user-friendly manner through workflow applications that drive operational follow up and management. Our web-based application is divided across Patient Outreach, Point of Care and Reconciliation interfaces to allow for targeted resolution within operational support models across the revenue cycle. Patient Outreach leverages an auto dialer and prioritized work list to enable both proactive and reactive engagement with patients who are unscheduled, scheduled, or discharged. The Point of Care interface and report capabilities will provide actionable insights to help physicians achieve outcomes defined in value-based contracts. The Reconcile & Analyze tool allows for reporting, analysis and resolution of revenue gaps across the revenue cycle continuum. All three interfaces are supported by dashboards and analytics which enable integrated reporting and root cause analysis.
Competition
The market for our solutions is highly competitive and we expect competition to intensify in the future. We believe that competition for the services we provide is based primarily on the following factors:

•	knowledge and understanding of the complex healthcare payment and reimbursement system in the United States;

•	a track record of delivering revenue improvements and efficiency gains for hospitals and healthcare systems;

•	predictable and measurable results;

•	the ability to deliver a solution that is fully-integrated along each step of a hospital’s revenue cycle operations;

•	cost-effectiveness, including the breakdown between up-front costs and pay-for-performance incentive compensation;

•	reliability, simplicity and flexibility of our technology platform;

•	understanding of the healthcare industry’s regulatory environment; and

•	sufficient and scalable infrastructure and financial stability.
We also believe that several aspects of our business model differentiate us from our competitors:

•	we focus on performance-based compensation as a way to share in the economic value that we help create for our customers;

•
we focus on optimizing our customers’ entire, end-to-end revenue cycle process, which we believe is more advantageous than models that merely focus on certain aspects or individual sub-processes within the revenue cycle;

•	our offering integrates talented personnel with our proven business methods augmented by our proprietary technology; and

•	we have extensive knowledge and service offerings that are specialized to help faith-based and other non-profit organizations deliver on their core mission of providing healthcare to their patients.
We believe that we compete effectively based upon all of these criteria, although our ability to acquire new customers has been and may continue to be adversely effected by unfavorable publicity arising from the lawsuit filed in January 2012 by the Minnesota Attorney General and our Restatement that are each described in "Part I - Item 1A - Risk Factors – If we are unable to retain our existing customers, our financial conditions will suffer."
While we do not believe any single competitor delivers services in the same integrated manner as our revenue cycle management offering provides, we face competition from various sources. The internal RCM staffs of hospitals, which historically have performed the functions addressed by our services, in effect compete with us. Hospitals that previously have made investments in internally developed solutions sometimes choose to continue to rely on their own internal RCM staff.
We also compete with several categories of external market participants, most of which focus on specific components of hospital revenue cycle. External market participants include:

•	software vendors and other technology-supported RCM business process outsourcing companies;

•	traditional consultants; and

•	information technology outsourcers.
These types of external participants also compete with us in the field of physician advisory services. In addition, the commercial payer community can provide information or services that are intended to assist providers in transitioning to a value-based reimbursement environment, and thus we indirectly compete with those commercial payers.
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
Government Regulation
The customers we serve are subject to a complex array of federal and state laws and regulations. These laws and regulations may change rapidly and unpredictably, and it is frequently unclear how they apply to our business. We devote significant efforts, through training of personnel and monitoring, to establish and maintain compliance with all regulatory requirements that we believe are applicable to our business and the services we offer.
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
Such agreements must, among other things, provide adequate written assurances:

•	as to how we will use and disclose the PHI;

•	that we will implement reasonable administrative, physical and technical safeguards to protect such information from misuse:

•	that we will enter into similar agreements with our agents and subcontractors that have access to the information;

•	that we will report security incidents and other inappropriate uses or disclosures of the information; and

•	that we will assist the customer with certain of its duties under HIPAA.
Transaction Requirements. In addition to privacy and security requirements, HIPAA also requires that certain electronic transactions related to healthcare billing be conducted using prescribed electronic formats. For example, claims for reimbursement that are transmitted electronically to payers must comply with specific formatting standards, and these standards apply whether the payer is a government or a private entity. We are contractually required to structure and provide our services in a way that supports our customers’ HIPAA compliance obligations. On October 1, 2015, the International Classification of Diseases 9, or ICD-9, used to report medical diagnoses and in-patient procedures will be replaced by ICD-10. This change will affect coding for all covered entities and will require system and business changes throughout the healthcare industry. We are working collaboratively with our customers to prepare for the transition to the new code sets.
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
Government Regulation of Reimbursement
Our customers are subject to regulation by a number of governmental agencies, including those that administer the Medicare and Medicaid programs. Accordingly, our customers are sensitive to legislative and regulatory changes in, and limitations on, the government healthcare programs and changes in reimbursement policies, processes and payment rates. During recent years, there have been numerous federal legislative and administrative actions that have affected government programs, including adjustments that have reduced or increased payments to physicians and other healthcare providers and adjustments that have affected the complexity of our work. For example, the Patient Protection and Affordable Care Act of 2010, or ACA, may reduce reimbursement for some healthcare providers while increasing reimbursement for others including primary care physicians. In addition, the ACA mandates the implementation of various programs and value and quality-based reimbursement incentives that may impact the amount of reimbursement for our customers. For example, the adjustment related to the Medicare Value-Based Purchasing Program will increase from 1.5% in 2015 to 2.0% in 2017 and the adjustment related to the Hospital Readmission Reduction Program increased from 1.0% in 2013 to 3.0% in 2015 and applies to an increased number of conditions. It is possible that the federal or state governments will implement additional reductions, increases or changes in reimbursement in the future under government programs that adversely affect our customer base or increase the cost of providing our services. Any such changes could adversely affect our own financial condition by reducing the reimbursement rates of our customers.
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
Debt collection activities are also regulated at the state level. Most states have laws regulating debt collection activities in ways that are similar to, and in some cases more stringent than, the FDCPA. In addition, some states require companies engaged in the collection of consumer debt to be licensed. In all states where we operate, we believe that we currently hold all required state licenses or are exempt from licensing.
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
We have been issued three U.S. patents, which expire in 2028, 2030 and 2031, and have filed seven additional U.S. patent applications aimed at protecting the four domains of our AHtoAccess software suite: patient access, improving maximum potential reimbursement, follow-up and measurement. See Technology – Proprietary Software Suites section of "Part 1 - Item 1 - Business" for more information. Legal standards relating to the validity, enforceability and scope of protection of patents can be uncertain. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Our patent applications may not result in the grant of patents with the scope of the claims that we seek, if at all, or the scope of the granted claims may not be sufficiently broad to protect our products and technology. Our three granted patents or any patents that may be granted in the future from pending or future applications may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. Third parties may develop technologies that are similar or superior to our proprietary technologies, duplicate or otherwise obtain and use our proprietary technologies or design around patents owned or licensed by us. If our technology is found to infringe any patent or other intellectual property right held by a third party, we could be prevented from providing our service offerings and/or subjected to significant damage awards.
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

Consistent with common industry practices, we sometimes utilize open source software or third party software products to meet our clients needs.
Financial Information About Geographic Areas
All of our customers are entities organized and located within the United States. We do not derive any customer revenue from countries outside the United States.

Employees
As of June 1, 2015, we had approximately 2,960 full-time employees, as well as approximately 70 part-time employees. Of these employees, approximately 1,490 full-time and all part-time employees were located in the U.S., and approximately 1,540 full-time employees were located in India. Our employees are not represented by a labor union and we consider our current employee relations to be good.
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
Information Availability
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are available free of charge on our website at www.accretivehealth.com under the “Investor Relations” page as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this report, unless expressly noted otherwise.

Item 1A.	Risk Factors
Risks Related to Our Financial Reporting Processes
The Restatement of our consolidated financial statements has had, and could continue to have, a material adverse impact on us.
In the first quarter of 2013, we determined to restate our previously issued consolidated financial statements, or the Restatement. The Restatement corrected accounting errors relating to timing of recognition of net services revenue, as well as the presentation of net services revenue and cost of services, and also certain capitalized costs for internal use software, goodwill, income taxes and other miscellaneous items. We completed the Restatement in December 2014. In connection with the Restatement, we incurred substantial unanticipated costs (primarily accounting related) of approximately $57.3 million in the year ended December 31, 2014. In addition, we have incurred and will continue to incur in 2015 additional costs related to the Restatement that was completed in 2014, including related internal control remediation. We have been required to expend significant time and resources in connection with the Restatement, and the attention of our management team has been diverted by these efforts. Because of the Restatement, and the delay in completing our financial statements for the years ended December 31, 2013 and December 31, 2012, we have been unable to timely file with the SEC the required periodic reports associated with these years and the required periodic reports for 2014 and the first quarter of 2015. As a result of these events, we have become subject to significant risks and occurrences relating to the following matters, which are described in more detail below:

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
We have identified material weaknesses in our internal control over financial reporting as of December 31, 2014. These material weaknesses are described in “Part II - Item 9A - Controls and Procedures” of this Annual Report on Form 10-K. We have taken and will continue to take actions to remediate the material weaknesses and improve the effectiveness of our internal control over financial reporting. We cannot, however, assure you that we will be able to correct these material weaknesses in a timely manner. Any failure in the effectiveness of internal control over financial reporting, particularly if it results in misstatements in our financial statements, could cause us to fail to meet our reporting obligations and could adversely affect investor perceptions of our company.
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
We incurred net losses in 2014, 2012, 2011 and 2010. We expect to report additional quarterly and annual losses in future periods, in accordance with GAAP. We incurred significant expenses during 2013 and 2012 related to, among other things, legal defense, crisis management costs, and stranded personnel costs arising from the lawsuit filed in January 2012 by the Minnesota Attorney General that is described in “Part I – Item 3 – Legal Proceedings” and that we settled in 2012. We incurred significant costs for the Restatement, restructuring activities and legal proceedings during 2014 and 2013 and are likely to continue to incur additional costs in connection with those matters in 2015. Further, we anticipate continuing to incur significant additional costs for technology to improve the quality and reliability of the processes used to secure patient health information. We intend to continue to increase our operating expenses associated with sales and marketing in future years in an effort to expand our business. If our revenue does not increase to offset these increases in costs, our operating results would be adversely affected. You should not consider our historical operating results as indicative of future operating results, and we cannot assure you that we will be able to achieve or maintain profitability in the future. Each of the risks described in this “Risk Factors” section, as well as other factors, may adversely affect our future operating results.

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
The Minnesota-related legal matters and related inquiries led to several securities-related class action and derivative lawsuits. The securities-related class actions were settled within the limits of our insurance coverage and a preliminary approval for a settlement of the derivative suits, also within the limits of our insurance coverage, was granted by the U.S. District Court on March 19, 2015 and hearing for final approval has been scheduled for July 23, 2015.
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
The above matters and attendant publicity have resulted in widespread, unfavorable publicity for us and have materially adversely affected, and may continue to materially adversely affect, our business, financial condition, operating results and cash flows in various ways, including as follows:

•
in 2012, we and Fairview Health Services, or Fairview, decided to amend the RCM agreement between us to transition the management of the revenue cycle operations to Fairview leadership, and we received a notice of termination from Fairview of the PHS agreement between us. In December 2013, following mediation, we reached a confidential agreement to resolve all of our differences with Fairview;

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
In August 2012 we entered into a new five-year master professional services agreement, or MPSA, with Ascension Health. As a result of the fact that substantially all of the hospital systems affiliated with Ascension Health for which we previously conducted RCM operations have opted in to the MPSA by executing a new supplement agreement with us, on February 27, 2015, Ascension Health provided us notice of termination of our prior master services agreement with Ascension Health dated December 31, 2007 (which we refer to as the Legacy Agreement), with such termination to be effective as of December 31, 2015. We continue to provide services to one physician group affiliated with Ascension Health pursuant to the Legacy Agreement that did not execute a new supplement agreement with us. We ceased providing services under the Legacy Agreement to one customer in the second quarter of 2014, which customer did not execute a supplement agreement with us and to one additional customer that was acquired by a third party in the first quarter of 2015.
Hospital systems affiliated with Ascension Health have accounted for a significant portion of our net services revenue each year since our formation. In 2014, 2013 and 2012, net services revenue from hospitals affiliated with Ascension Health represented 12%, 73% and 5% of our total net services revenue, respectively, in such periods. Additionally, in 2014, 2013 and 2012, gross cash generated from customer contracting activities, as defined in "Part II - Item 6 – Selected Consolidated Financial Data", with hospital systems affiliated with Ascension Health represented 53%, 42% and 47%, respectively, of our total gross cash generated from contracting activities in such periods. St. John Health (an affiliate of Ascension Health ) individually accounted for 12%, 28% and 1% of our total net services revenue and 12%, 7% and 10% of our gross cash generated from contracting activities in 2014, 2013 and 2012, respectively. Additionally, in 2014, Columbia St. Mary's and Sacred Heart (also affiliates of Ascension Health) individually accounted for 0% and 12% of our total net services revenue and 10% and 1% of our gross cash generated from contracting activities, respectively.
In light of the fact that we only recognize revenues for our RCM services upon the expiration or termination of the underlying RCM customer contract, or upon other defined events in accordance with our revenue recognition policies, we believe that gross cash generated from contracting activities is a more meaningful measure of our significant customers in any given period than their respective contributions to consolidated revenue during such period. Our revenue recognition policies can result in cash flow accumulations from RCM activities over three to five years prior to a revenue recognition event, and consolidated net revenues that are inconsistent with the cash flows from the same underlying operations. We do not believe that the loss of any of our other customers that accounted for greater than ten percent of our consolidated revenues in 2014, 2013 and 2012 would have a material adverse effect on our operations or financial results. Any of our other customers, including hospital systems affiliated with Ascension Health, can elect not to renew their managed services agreements with us upon expiration. We intend to seek renewal of all managed service agreements with our customers, but cannot assure you that any of them will be renewed or that the terms upon which they may be renewed will be as favorable to us as the terms of the initial managed services agreements. The termination of the MPSA, the loss of any of our other large customers or their failure to renew their managed services agreements with us upon expiration, or a reduction in the fees for our services for these customers could have a material adverse effect on our business, results of operations and financial condition.
The early termination of certain customer agreements, including certain customer agreement terminations in connection with the Minnesota-related legal matters described above, has adversely affected our financial results.
In 2012, we amended the revenue cycle operations agreement with Fairview to transition the management of those operations to Fairview leadership and we received from Fairview a notice of termination of the population health solutions agreement. Fairview accounted for 8% and 5% of our net services revenue in 2013 and 2012, respectively, and for 8% and 2% of our gross cash received from contracting activities in 2013 and 2012, respectively. In connection with the settlement of the Minnesota Attorney General lawsuit as described in “Part I – Item 3 – Legal Proceedings,” we agreed to voluntarily cease all remaining operations in Minnesota and wound down our operations with one of our Minnesota based physician advisory services customers and our two Minnesota based revenue cycle customers, one of which, Fairview, was also a PHS customer. In addition, during 2013 and 2012, we reached settlement agreements with two other customers which provided for early terminations of those customers’ agreements. In 2015, another customer terminated its revenue cycle services agreement with us.
The loss of the customer agreements noted above adversely affected our operating results in 2014, 2013 and 2012 and will negatively impact our revenues and/or operating results through 2018 when the initial term under the last of these customer agreements would have reached its normal expiration.
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
Also in 2014, our RCM agreement with another customer expired, although we currently continue to provide certain services to that customer under the RCM agreement in connection with the resolution of specified payer accounts receivable in exchange for a fixed fee. We also entered into a new master services agreement with that customer pursuant to which we are providing certain specified RCM services.
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
The market for our solutions is highly competitive and we expect competition to intensify in the future. The rapid changes in the U.S. healthcare market due to financial pressures to reduce the growth in healthcare costs and from regulatory and legislative initiatives such as the ACA are increasing the level of competition. We face competition from a steady stream of new entrants, including the internal RCM staff of hospitals, as described above, and external participants. External participants that are our competitors in the revenue cycle market include software vendors and other technology-supported RCM business process outsourcing companies; traditional consultants; and information technology outsourcers. These types of external participants also compete with us in the field of population health solutions and physician advisory services (which services and capabilities have been or are being integrated into our RCM service offering). Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, regulations or customer requirements. We may not be able to compete successfully with these companies, and these or other competitors may introduce technologies or services that render our technologies or services obsolete or less marketable. Even if our technologies and services are more effective than the offerings of our competitors, current or potential customers might prefer competitive technologies or services to our technologies and services. Increased competition is likely to result in pricing pressures, which could adversely affect our margins, growth rate or market share.
We face a selling cycle of variable length to secure new RCM agreements, making it difficult to predict the timing of specific new customer relationships.
We face a selling cycle of variable length, typically spanning six to 18 months or longer, to secure a new managed services agreement. Even if we succeed in developing a relationship with a potential new customer, we may not be successful in entering into a managed services agreement with that customer. In addition, we cannot accurately predict the timing of entering into managed services agreements with new customers due to the complex procurement decision processes of most healthcare providers, which often involves high-level management or board committee approvals. Consequently, we have only a limited ability to predict the timing of specific new customer relationships. Moreover, we believe that the unfavorable publicity we received as a result of the lawsuit initiated against us by the Minnesota Attorney General that we settled in 2012, the Restatement, and the resulting related legal proceedings have reduced our attractiveness to some potential healthcare providers and consequently, have resulted in the lengthening of the selling cycle with potential new customers.
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
In the second quarter of 2013, we commenced a series of measures designed to better align our operational structure and to improve efficiency. As part of these measures, we recorded approximately $5.2 million of restructuring costs in 2013, consisting primarily of employee separation costs. In the first quarter of 2014, we commenced additional restructuring actions in order to allow us to more effectively and efficiently allocate necessary resources for innovation, invest in growth and enhance customer service, which included reductions in our workforce in certain corporate, administrative and management functions and the relocation of certain corporate functions from our headquarters in Chicago, Illinois. Additionally, in the fourth quarter of 2014, we commenced further restructuring actions in order to align our organizational structure and resources to better support our primary business of revenue cycle management and adjust staffing levels for volume reductions in our PAS business resulting from the implementation of the 2014 Medicare hospital inpatient prospective payment system final rule, or the Two-Midnight Rule. As part of these actions, we recorded approximately $22.1 million, consisting primarily of employee separation and facilities-related expenses. Reductions in personnel may adversely affect or delay various sales, marketing and product development programs and activities and could have negative effects on our internal control over financial reporting. These restructuring activities could be disruptive to our business and have a material adverse effect on our financial results.
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
Our shared services centers and third-party operated data centers are essential to our business. Our operations depend on our ability to operate our shared services centers, and to maintain and protect our applications, which are located in data centers that are operated for us by third parties. We cannot control or assure the continued or uninterrupted availability of these third-party data centers. In addition, our information technologies and systems, as well as our data centers and shared services centers, are vulnerable to damage or interruption from various causes, including (1) acts of God and other natural disasters, war and acts of terrorism and (2) power losses, computer systems failures, internet and telecommunications or data network failures, operator error, losses of and corruption of data and similar events. We have a business continuity plan and maintain insurance against fires, floods, other natural disasters and general business interruptions to mitigate the adverse effects of a disruption, relocation or change in operating environment at one of our data centers or shared services centers, but the situations we plan for and the amount of insurance coverage we maintain may not be adequate in every particular case. In addition, the occurrence of any of these events could result in interruptions, delays or cessations in service to our customers, or in interruptions, delays or cessations in the direct connections we establish between our customers and payers. Any of these events could impair or inhibit our ability to provide our services, reduce the attractiveness of our services to current or potential customers and adversely affect our financial condition and results of operations.
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
Offshore outsourcing is a politically sensitive topic in the United States. For example, various organizations and public figures in the United States have expressed concern about a perceived association between offshore outsourcing providers and the loss of jobs in the United States. In addition, there has been publicity about the negative experience of certain companies that use offshore outsourcing, particularly in India. Current or prospective customers may elect to perform such services themselves or may be discouraged from transferring these services from onshore to offshore providers to avoid negative perceptions that may be associated with using an offshore provider. Any slowdown or reversal of existing industry trends towards offshore outsourcing would increase the cost of delivering our services if we had to relocate aspects of our services from India to the United States where operating costs are higher.
Legislation in the United States may be enacted that is intended to discourage or restrict offshore outsourcing. In the United States, federal and state legislation has been proposed, and enacted in several states to restrict or discourage U.S. companies from outsourcing their services to companies outside the United States. Some states also have issued guidance that prohibits offshore outsourcing of services for the Medicaid program. It is possible that additional legislation could be adopted or regulatory guidance issued that would restrict U.S. private sector companies that have federal or state government contracts, or that receive government funding or reimbursement, such as Medicare or Medicaid payments, from outsourcing their services to offshore service providers. Any changes to existing laws or the enactment of new legislation restricting offshore outsourcing in the United States may adversely affect our ability to do business, particularly if these changes are widespread, and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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
In addition, one aspect of the 2014 Medicare hospital inpatient prospective payment system final rule, or the Two- Midnight Rule, generally permits hospitals to classify Medicare patients as inpatients for billing purposes only if a physician documents a reasonable expectation that the patient will require inpatient hospital care for a continuous duration that covers two midnights. Congress has also extended a moratorium on Recovery Auditor Contractor, or RAC, audits of these billing classification decisions until October 1, 2015. Many of our current and potential PAS customers believe that the combination of the Two-Midnight Rule and the congressional moratorium on RAC audits significantly simplifies many billing classification decisions and reduces risk associated with those decisions. As a result, the demand for our PAS offerings has declined substantially. Further, with CMS’ one time offer to pay out 68% on certain categories of pending appeals by providers, demand for PAS appeals services may continue to decline significantly.
Healthcare reform also is causing the transition of some payment methods and provider reimbursement from volume-based reimbursement to value-based reimbursement models, which can include risk-sharing, accountable care organizations, capitation, bundled payment and other innovative approaches. While such new reimbursement models may provide us with opportunities to provide new or additional services to our customers (e.g., our value based reimbursement capabilities within our RCM services offering) and to participate in incentive based payment arrangements for our services, there can be no assurance that such new models and approaches will prove to be profitable to our customers or to us. Further, such new models and approaches may require investment by us to develop technology or expertise to offer necessary and appropriate services or support to our customers, and the amount of such investment and the timing for return of such investment are not fully known at this time due to the uncertainties of healthcare reform and payment and reimbursement model transitions that are occurring. Certain new care delivery and reimbursement models are being offered as pilot programs or as limited or transitional programs, and there is no assurance that such programs will continue or be renewed. Any of these models and approaches, and changes generally in the healthcare industry, can impact the relationships between our customers and payers, from which our customers derive revenue and with which revenue our customers pay for our services. Adoption of such new models and approaches may require compliance with a range of federal and state laws relating to fraud and abuse, insurance, reinsurance and managed care regulation, billing and collection, corporate practice of medicine restrictions and licensing, among others. Many states in which these new value-based structures are being developed lack regulatory guidance or a well-developed body of law for these new models and approaches, or may not have updated their laws or enacted legislation yet to reflect the new healthcare reform models. As a result, although we have structured, and will attempt to structure and conduct, our operations in accordance with our interpretation of current laws and regulations, new laws, regulations or guidance could have a material adverse effect on our current and future operations and could subject us to the risk of restructuring or terminating our customer agreements and arrangements, as well as the risk of regulatory enforcement, penalties and sanctions, if state enforcement agencies disagree with our interpretation of state laws.
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
Federal or state governmental authorities may impose additional data security standards or additional privacy or other restrictions on the collection, use, transmission and other disclosures of health information. Legislation has been proposed at various times at both the federal and the state levels that would limit, forbid or regulate the use or transmission of medical information pertaining to U.S. patients outside of the United States. Some states have also imposed limitations through rule making or executive action. If additional states or the federal government were to adopt additional limitations, that may render our operations in India impracticable or substantially more expensive. Moving such operations to the United States may involve substantial delay in implementation and increased costs.
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
Since December 31, 2010, our common stock has traded at a price per share as high as $32.82 and as low as $5.20. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors. In addition to the risks described in this section, factors that may cause the market price of our common stock to fluctuate include:

•	our failure to timely file our SEC periodic reports;

•	the SEC investigation relating to the Restatement;

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in estimates of our financial results;

•	failure to meet expectations of securities analysts;

•	the loss of service agreements with customers;

•	lawsuits filed against us by governmental authorities or stockholders;

•	unfavorable publicity concerning our operations or business practices;

•	our common stock’s eligibility for stock exchange listing;

•	investors’ general perception of us; and

•	changes in general economic, industry, regulatory and market conditions.
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
We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our restated certificate of incorporation and amended and restated bylaws:

•	authorize the issuance of "blank check" preferred stock that could be issued by our board of directors to thwart a takeover attempt;

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
At our 2015 Annual Meeting of Stockholders scheduled to be held on August 14, 2015, our board has recommended that stockholders vote to approve an amendment to our current restated certificate of incorporation that would provide for the phased-in declassification of our board of directors and the annual election of all directors. If our stockholders approve this amendment, our board of directors would make conforming changes to our amended and restated bylaws. If the amendment is approved by stockholders, our restated certificate of incorporation would provide that directors may be removed with or without cause, with the same supermajority vote that currently applies (the affirmative vote of the holders of at least two-thirds of the shares entitled to vote at an election of directors).
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
Our corporate headquarters occupy approximately 43,000 square feet in Chicago, Illinois under a lease expiring on August 31, 2020. In addition, we have a right of first offer to lease an additional 11,100 square feet of space on another floor in the same building. We also lease office space and other facilities in Chicago, Illinois; Kalamazoo, Michigan; Warren, Michigan; Southfield, Michigan; Birmingham, Alabama; Jupiter, Florida; Cape Girardeau, Missouri; and three facilities near New Delhi, India. Pursuant to our managed services agreements with customers, we occupy space on-site at all hospitals where we provide our RCM services. We generally do not pay customers for our use of space provided by them for our use in the provision of RCM services to that customer.
We believe that our facilities are sufficient for our current needs. We intend to add new facilities or expand existing facilities as we add employees or expand or change our geographic markets and office locations, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3.	Legal Proceedings
On January 19, 2012, the State of Minnesota, by its Attorney General, filed a complaint against us in the United States District Court for the District of Minnesota, alleging violations of federal and Minnesota state health privacy laws and regulations, Minnesota debt collection laws, and Minnesota consumer protection laws resulting from, among other things, the theft in Minnesota in July 2011 of an employee’s laptop that contained PHI. On January 25, 2012, the Commissioner of the Minnesota Department of Commerce served us an administrative subpoena seeking information and documents about our debt collection practices and the privacy of personal and health data within our possession or control. On February 3, 2012, we entered into a Consent Cease and Desist Order with the Commissioner, voluntarily agreeing to cease all debt collection activity in the State of Minnesota. As previously disclosed, on July 30, 2012, without any admission of liability or wrongdoing, we entered into a Settlement Agreement, Release and Order with the Minnesota Attorney General to settle the lawsuit filed by the Minnesota Attorney General and the investigation commenced by the Minnesota Department of Commerce and to resolve fully all disputes which in any way related to, arose out of, emanated from, or otherwise involved such lawsuit or investigation and all investigations by the Minnesota Attorney General, the Minnesota Department of Commerce, and the Minnesota Department of Human Services relating to us. As part of the settlement, we paid a settlement sum of $2.5 million and voluntarily agreed to cease all remaining operations in Minnesota.
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
In addition, we, along with certain of our directors and former officers, have been named in several putative shareholder derivative lawsuits filed in the U.S. District Court for the Northern District of Illinois on May 3, 2012 and July 31, 2012 (consolidated as Maurras Trust v. Accretive Health et al.), in the Circuit Court of Cook County, Illinois on June 23, 2012 and June 27, 2012 (consolidated as In re Accretive Health, Inc. Derivative Litigation) and in the Court of Chancery of the State of Delaware on November 5, 2012 (Doyle v. Tolan et al.). The primary allegations are that our directors and officers breached their fiduciary duties in connection with the alleged violations of certain federal and Minnesota privacy and debt collection laws.
On July 11, 2013, the Court of Chancery of the State of Delaware granted our motion to stay Doyle v. Tolan et al., in favor of the action pending in the U.S. District Court for the Northern District of Illinois. On September 24, 2013, the U.S. District Court for the Northern District of Illinois granted our motion to dismiss without prejudice, giving plaintiffs in that case leave to file an amended consolidated complaint, which plaintiffs filed on October 22, 2013, amending their complaint to also include allegations with respect to the Restatement. On February 25, 2015, we entered a settlement agreement with plaintiffs in all of these suits that would resolve all of the derivative actions, subject to court approval. On February 26, 2015, plaintiffs in the action pending in the U.S. District Court for the Northern District of Illinois filed a motion seeking preliminary approval of the settlement, which was granted on March 19, 2015. A final fairness hearing is scheduled for July 23, 2015.
On May 17, 2013, we, along with certain of our directors, former directors and former officers, were named as a defendant in a putative securities class action lawsuit filed in the U.S. District Court for the Northern District of Illinois (Hughes v. Accretive Health, Inc. et al.). The primary allegations, relating to our March 8, 2013 announcement that we would be restating our prior period financial statements, are that our public statements, including filings with the SEC, were false and/or misleading with respect to our revenue recognition and earnings prospects. On November 27, 2013, plaintiffs voluntarily dismissed our directors and former directors (other than Mary Tolan). On January 31, 2014, we filed a motion to dismiss the complaint. On September 25, 2014, the Court granted our motion to dismiss without prejudice, however the plaintiffs filed a Second Amended Complaint on October 23, 2014. On November 10, 2014, we filed a motion to dismiss the Second Amended Complaint. While that motion was still pending, on January 8, 2015, plaintiffs filed a motion to amend the Second Amended Complaint, seeking to add allegations regarding the recently issued Restatement. On April 22, 2015, the court granted plaintiffs’ motion to amend, and a Third Amended Complaint was filed on May 13, 2015. We moved to dismiss the Third Amended Complaint on June 3, 2015. We continue to believe we have meritorious defenses and intend to vigorously defend ourselves, Mary Tolan, and our former officers against these claims. The outcome is not presently determinable.
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
On February 6, 2015, we were named as a defendant in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Michigan (Cassale v. Accretive Health, Inc.). The primary allegations are that we attempted to collect debts without complying with the provisions of the FDCPA. The case was settled in April 2015.

On February 24, 2015 (amended Feb. 25, 2015), the Plaintiff in the Church action (above) filed a motion with the Joint Panel for Multidistrict Litigation to transfer and consolidate the Church, Anger and Cassale actions for pretrial purposes in the Southern District of Alabama where the Church case is currently pending.  That motion was withdrawn in May 2015.
In April 2015, we were named among other defendants in an employment action brought by a former employee before the Maine Human Rights Commission alleging that she was improperly terminated in retaliation for uncovering alleged Medicare fraud.  We filed our response with the MHRC on May 19, 2015 seeking that we be dismissed entirely from the action.  The plaintiff has filed a parallel qui tam action in the District of Maine (Worthy v. Eastern Maine Healthcare Systems) in which she makes the same allegations.  The U.S. Department of Justice declined to intervene in the federal court action, and the case was unsealed in April 2015 but has not been served on any defendant. We believe that we have meritorious defenses to both the MHRC action and the federal court case and intend to vigorously defend ourselves against these claims. The outcomes are not presently determinable.
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
The following table sets forth the high and low intraday sales prices per share of our common stock, as reported by the NYSE and the OTC Markets Group, Inc., as applicable, for the periods indicated:

	Price Range
	High	Low
2013
Quarter ended March 31, 2013	$13.54	$8.55
Quarter ended June 30, 2013	$11.58	$8.91
Quarter ended September 30, 2013	$11.15	$8.86
Quarter ended December 31, 2013	$9.55	$7.98
2014
Quarter ended March 31, 2014	$9.73	$7.90
Quarter ended June 30, 2014	$9.45	$7.15
Quarter ended September 30, 2014	$9.27	$7.76
Quarter ended December 31, 2014	$9.10	$6.86
The closing sale price per share of our common stock, as reported by the OTC Markets Group, Inc., on June 15, 2015 was $5.63. As of June 15, 2015, there were approximately 70 stockholders of record of our common stock and approximately 2,800 beneficial holders.
Dividends
We did not pay any dividends during the years ended December 31, 2014 and 2013. We currently intend to retain earnings, if any, to finance the growth and development of our business, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, capital expenditure requirements, contractual restrictions, provisions of applicable law, and other factors the board deems relevant.
Equity Compensation Plan Information
We maintain a 2006 Second Amended and Restated Stock Option Plan, which we refer to as the 2006 Plan. In April 2010 in connection with our IPO, we adopted a new 2010 Stock Incentive Plan, or the 2010 Plan, and, together with the 2006 Plan, the Plans. Under the 2010 Plan we may issue up to a maximum of 24,374,756 shares, including any shares that remained available for issuance under the 2006 Plan as of the date of the IPO and any shares subject to awards that were outstanding under the 2006 Plan as of the date of the IPO that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us without the issuance of shares thereunder. We will not make any further grants under the 2006 Plan. The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, or RSAs, and other share-based awards. As of December 31, 2014, an aggregate of 13,548,081 shares were subject to outstanding options and RSAs under the Plans, 10,109,036 shares had been issued pursuant to the exercise of options issued under the Plans, and 5,262,904 shares were available for future grants of awards under the 2010 Plan. However, to the extent that previously granted awards under the 2006 Plan or 2010 Plan expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us, the number of shares available for future awards under the 2010 Plan will increase. At our 2015 Annual Meeting of Stockholders, our board of directors has recommended that stockholders vote to approve our Amended and Restated 2010 Stock Incentive Plan, which among things, provides for an increase in the number of shares authorized for issuance under the 2010 Plan by 5,000,000 shares.
The following table summarizes information about the securities authorized for issuance under our equity compensation plans as of December 31, 2014:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a))
Equity compensation plans approved by stockholders (1)(2)	12,820,604	$11.73	5,262,904
Equity compensation plans not approved by stockholders (3)(4)	7,103,801	$9.42	—
Total	19,924,405	$10.91	5,262,904

(1)Includes all outstanding stock options awarded under our 2006 Plan and 2010 Plan.
(2)Excludes 727,477 shares of restricted stock that were unvested and not forfeited as of December 31, 2014.
(3)Represents stock option inducement grants made pursuant to the NYSE inducement grant rules.
(4)Excludes 1,749,988 shares of restricted stock that were unvested and not forfeited as of December 31, 2014.
We entered into a Stock Option Agreement with Stephen Schuckenbrock on April 3, 2013, as an inducement award pursuant to an exemption from the NYSE’s stockholder approval requirements in connection with Mr. Schuckenbrock’s appointment as our then-chief executive officer. Pursuant to this agreement, we granted Mr. Schuckenbrock a non-statutory stock option for the purchase of up to 2,903,801 shares of our common stock with an exercise price of $9.56 per share, which option vests in substantially equal monthly installments over 48 months. Pursuant to an amendment to that Stock Option Agreement entered into in May 2015, such vesting continues irrespective of the termination of Mr. Schuckenbrock's service as an employee and director. See Compensation Discussion and Analysis - Employment Agreements - Agreement with Mr. Stephen Schuckenbrock in "Part III - Item 11 - Executive Compensation” for more details.
We entered into a Non-Statutory Stock Option Agreement and a Restricted Stock Award Agreement with Joseph Flanagan on June 3, 2013, each as an inducement award pursuant to an exemption from the NYSE’s stockholder approval requirements in connection with Mr. Flanagan’s appointment as our chief operating officer. Pursuant to the Non-Statutory Stock Option Agreement, we granted Mr. Flanagan a non-statutory stock option for the purchase of up to 800,000 shares of our common stock with an exercise price of $11.47 per share and pursuant to the Restricted Stock Award Agreement, we granted Mr. Flanagan 400,000 shares of our common stock. These equity awards to Mr. Flanagan vest in substantially equal monthly installments over 48 months subject to continued service with us. See Agreement for Mr. Joseph Flanagan in "Part III - Item 11 - Executive Compensation” for more details.
We entered into a Non-Statutory Stock Option Agreement and a Restricted Stock Award Agreement with Dr. Emad Rizk in July 2014, each as an inducement award pursuant to an exemption from the NYSE’s stockholder approval requirements in connection with Dr. Rizk's appointment as our Chief Executive Officer. Pursuant to the Non-Statutory Stock Option Agreement, we granted Dr. Rizk a non-statutory stock option for the purchase of up to 2,700,000 shares of our common stock with an exercise price of $8.98 per share and pursuant to the Restricted Stock

Award Agreement, we granted Dr. Rizk a restricted stock award for 1,000,000 shares of our common stock. The stock option and one-half of the restricted stock award to Dr. Rizk vest in substantially equal annual installments over four years following the grant date, subject to continued service with us. The remaining one-half of the restricted stock award generally will vest based on a stock price performance goal of two times the closing price of a share of our common stock on the grant date, which much be equaled or exceeded for at least 20 consecutive trading days based on the average closing price for such 20-consecutive trading day period. See Agreement for Dr. Emad Rizk in "Part III - Item 11 - Executive Compensation” for more details.
We also entered into a Non-Statutory Stock Option Agreement and a Restricted Stock Award Agreement with Peter P. Csapo on August 12, 2014, as an inducement award pursuant to an exemption from the NYSE’s stockholder approval requirements in connection with Mr. Csapo’s appointment as our Chief Financial Officer and treasurer. Pursuant to the Non-Statutory Stock Option Agreement, we granted Mr. Csapo a non-statutory stock option for the purchase of up to 300,000 shares of our common stock with an exercise price of $8.15 per share and pursuant to the Restricted Stock Award Agreement, we granted Mr. Csapo a restricted stock award for 200,000 shares of our common stock, both of which vest in substantially equal annual installments over four years following the grant date, subject to continued service with us. See Agreement for Mr. Peter P. Csapo in "Part III - Item 11 - Executive Compensation” for more details.
We also entered into a Non-Statutory Stock Option Agreement and a Restricted Stock Award Agreement with David Mason on November 11, 2014, as an inducement award pursuant to an exemption from the NYSE’s stockholder approval requirements in connection with Mr. Mason's appointment as our Chief Strategy Officer. Pursuant to the Non-Statutory Stock Option Agreement, we granted Mr. Mason a non-statutory stock option for the purchase of up to 400,000 shares of our common stock with an exercise price of $8.30 per share and pursuant to the Restricted Stock Award Agreement, we granted Mr. Mason a restricted stock award for 300,000 shares of our common stock, both of which vest in substantially equal annual installments over four years following the grant date, subject to continued service with us.
Sales of Unregistered Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering
Use of IPO Proceeds. The SEC declared the Registration Statement on Form S-1 (File No. 333-162186) related to our IPO effective on May 19, 2010. From the effective date of the registration statement through December 31, 2013, we used all the net proceeds from our IPO in funding our operations. Please refer to “Part II - Item 7 – Management’s Discussion and Analysis of Financial Condition” and “Part II - Item 8 – Consolidated Financial Statements and Supplementary Data” for a discussion of our operating expenses.
Unregistered Sales of Equity Securities
We granted options to purchase an aggregate of (i) 4,406,856 shares of common stock during the year ended December 31, 2014 with exercise prices ranging from $7.38 to $9.45 per share and (ii) 2,365,000 shares of restricted stock during the year ended December 31, 2014, to employees and directors pursuant to the 2010 Plan and/or in reliance upon the exemption from the registration requirements of the Securities Act of 1933, or Securities Act, provided by Section 4(a)(2) of the Securities Act as sales by an issuer not involving any public offering, as set forth in the tables below. No underwriters were involved in the foregoing transactions. All of such unregistered shares of common stock are deemed restricted securities for purposes of the Securities Act. No such options have been exercised.

The following table sets forth the dates on which such options were granted and the number of shares of common stock subject to such options, the exercise price and the number of employees and directors granted options on each date for the year ended December 31, 2014:

Date of Grant	Common Stock Subject to Options Granted	Exercise Price	Number of Employees and Directors Granted Options
1/2/2014	17,376	$9.14	5
1/3/2014	28,275	$9.09	4
1/7/2014	218,946	$9.45	2
2/4/2014	154,000	$8.83	6
3/4/2014	160,000	$8.61	2
4/1/2014	22,540	$8.38	6
4/2/2014	13,488	$8.53	2
4/29/2014	200,000	$8.05	1
5/2/2014	6,526	$7.70	2
6/3/2014	10,000	$7.38	2
7/1/2014	23,706	$8.00	6
7/2/2014	93,731	$8.00	3
7/21/2014	2,700,000	$8.98	1
8/4/2014	10,000	$8.35	1
8/12/2014	300,000	$8.15	1
9/3/2014	20,370	$8.10	1
10/1/2014	24,022	$7.90	6
10/2/2014	3,876	$7.72	1
12/2/2014	400,000	$8.30	1
	4,406,856
The following table sets forth the dates on which such shares of restricted stock were granted, the number of shares of restricted stock and the number of employees and directors granted restricted stock on each date for the year ended December 31, 2014:

Date of Grant	Number of Shares of Restricted Common Stock Granted	Number of Employees and Directors Granted Restricted Stock
1/24/2014	750,000	19
4/29/2014	75,000	1
7/9/2014	40,000	1
7/21/2014	1,000,000	1
8/12/2014	200,000	1
11/11/2014	300,000	1
	2,365,000

Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated (in thousands, except share and per share data):

Period	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (2)
October 1, 2014 through October 31, 2014	3,913	$7.74	—	$50,000
November 1, 2014 through November 30, 2014	3,913	$7.19	—	$50,000
December 1, 2014 through December 31, 2014	3,913	$8.15	—	$50,000

(1)
Repurchases of our stock related to employees’ tax withholding upon vesting of RSAs. See Note 5, Share-Based Compensation, to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Stock Price Performance Graph
The following graph compares the change in the cumulative total return (including the reinvestment of dividends) on our common stock to the change in the cumulative total return on the stocks included in the NYSE Composite Index and Morningstar Healthcare Information Services Index over the period from May 20, 2010, the date our shares of common stock began trading on the NYSE, through December 31, 2014. The graph assumes an investment of $100 made in our common stock at a price of $12.00 per share, which was the per share price to the public in our IPO and an investment in each of the other indices on May 20, 2010, the first day of trading of our shares of common stock on the NYSE. We did not pay any dividends during the period reflected in the graph.
COMPARISON OF CUMULATIVE TOTAL RETURN

		5/20/2010	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Accretive Health, Inc.	Return %		41.47	41.42	(49.61)	(20.90)	(25.12)
	Cum $	100.00	141.47	200.06	100.82	79.75	59.72

NYSE Composite Index	Return %		21.58	(3.56)	16.25	26.40	6.86
	Cum $	100.00	121.58	117.25	136.30	172.29	184.11

Morningstar Health Information Services	Return %		17.67	11.83	1.60	44.64	7.66
	Cum $	100.00	117.67	131.59	133.69	193.37	208.19
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
The selected consolidated financial data presented below should be read in conjunction with “Part II - Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Part II - Item 8 - Consolidated Financial Statements and Supplementary Data,” included elsewhere in this Form 10-K.
We derived the consolidated statements of operations and comprehensive income (loss) data for the years ended December 31, 2014, 2013, and 2012, and the consolidated balance sheet data as of December 31, 2014 and 2013 from our audited consolidated financial statements, which are included in this Annual Report on Form 10-K. We derived the consolidated statement of operations and comprehensive income (loss) data for the year ended December 31, 2011 and the consolidated balance sheet data as of December 31, 2011 from our audited restated consolidated financial statements, which are not included in this Annual Report on Form 10-K. Lastly, we derived the consolidated statement of operations and comprehensive income (loss) data for the year ended December 31, 2010 and the consolidated balance sheet data as of December 31, 2010 from our unaudited restated consolidated financial statements, which are not included in this Annual Report on Form 10-K.
Selected Financial Data

	Year Ended December 31,
	2014	2013	2012	2011	2010 (1)
					(unaudited)
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net services revenue	$210,140	$504,768	$72,254	$101,966	$26,945
Operating expenses:
Cost of services	182,144	186,752	188,666	158,715	113,607
Selling, general and administrative	69,883	79,951	67,750	63,268	39,870
Restatement and other	86,766	33,963	3,714	—	—
Total operating expenses	338,793	300,666	260,130	221,983	153,477
Income (loss) from operations	(128,653)	204,102	(187,876)	(120,017)	(126,532)
Net interest income (expense)	302	330	141	26	29
Net income (loss) before income tax provision	(128,351)	204,432	(187,735)	(119,991)	(126,503)
Income tax provision (benefit)	(48,731)	74,349	(67,995)	(48,246)	(46,586)
Net income (loss)	$(79,620)	$130,083	$(119,740)	$(71,745)	$(79,917)
Net income (loss) per common share
Basic	$(0.83)	$1.36	$(1.21)	$(0.74)	$(1.13)
Diluted	$(0.83)	$1.34	$(1.21)	$(0.74)	$(1.13)

	As of December 31,
	2014	2013	2012	2011	2010 (1)
					(unaudited)
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	145,167	$228,891	$176,956	$196,725	$156,067
Working capital (2)	41,593	$124,045	$139,852	$161,539	$93,995
Total assets	446,373	$509,991	$557,377	$476,280	$344,602
Non-current liabilities	325,470	$202,799	$85,848	$65,074	$337,551
Total stockholders’ equity (deficit)	(142,246)	$(85,612)	$(236,200)	$(101,431)	$(95,755)

(1)	Consolidated financial data related to the year ended December 31, 2010 has not been audited by our independent registered public accounting firm and, accordingly, has been marked as unaudited.

(2)
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
Non-GAAP Measures
In order to provide a more comprehensive understanding of the information used by our management team in financial and operational decision-making, we supplement our consolidated financial statements that have been prepared in accordance with GAAP with the following non-GAAP financial measures: gross and net cash generated from customer contracting activities, and adjusted EBITDA. Our Board and management team use these non-GAAP measures as (i) one of the primary methods for planning and forecasting overall expectations and for evaluating actual results against such expectations; and (ii) as a performance evaluation metric in determining achievement of certain executive incentive compensation programs, as well as for incentive compensation plans for employees.
Use of Non-GAAP Financial Information
We typically invoice customers for base fees and incentive fees on a quarterly or monthly basis, and typically receive cash from customers on a similar basis. For GAAP reporting purposes, we only recognize these net operating fees and incentive fees as net services revenue to the extent that all the criteria for revenue recognition are met, which is generally upon contract renewal, termination or "other contractual agreement event", as defined in Note 2, Summary of Significant Accounting Policies to the consolidated financial statements included in this Annual Report on Form 10-K. As such, net operating and incentive fees are typically recognized for GAAP purposes in periods subsequent to the periods in which the services are provided. Therefore, our net services revenue and other items in our GAAP consolidated financial statements and adjusted EBITDA will typically include the effects of billings and collections from periods prior to the period in which revenue is recognized. See Note 2, Summary of Significant Accounting Policies to the consolidated financial statements for additional information.
Selected Non-GAAP Measures
The following table presents selected non-GAAP measures for each of the periods indicated. See below for an explanation of how we calculate and use these non-GAAP measures, and for a reconciliation of these non-GAAP measures to the most comparable GAAP measures.

	Year End December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Non-GAAP Measures:
Adjusted EBITDA	$(15,668)	$268,689	$(152,509)	$(89,969)	$(106,535)
Net cash generated from customer contracting activities	$7,759	$15,562	$47,605	$55,828	$19,243
Gross cash generated from customer contracting activities	$233,567	$251,641	$272,368	$247,763	$152,723
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
These non-GAAP measures are used throughout this Form 10-K including "Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Adjusted EBITDA
We define adjusted EBITDA as net income before net interest income (expense), income tax provision, depreciation and amortization expense, share-based compensation, Restatement-related expense, reorganization-related expense and certain non-recurring items. The use of adjusted EBITDA to measure operating and financial performance is limited by our revenue recognition criteria, pursuant to which GAAP net services revenue is recognized at the end of a contract or "other contractual agreement event", as defined in Note 2, Summary of Significant Accounting Policies to the consolidated financial statements included in this Annual Report on Form 10-K. Adjusted EBITDA does not adequately match corresponding cash flows resulting from customer contracting activities. Accordingly, as described above, in order to better compare our cash flows from customer contracting activities to our operating performance, we use additional non-GAAP measures: gross and net cash generated from customer contracting activities. We use adjusted EBITDA in our reconciliation of net cash generated from customer contracting activities to our GAAP consolidated financial statements.
We understand that although non-GAAP measures are frequently used by investors, securities analysts, and others in their evaluation of companies, these measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•
 Gross and net cash generated from customer contracting activities include invoiced or accrued net operating fees, and invoiced as well as collected incentive fees which may be subject to adjustment or concession prior to the end of a contract or "other contractual agreement event", as defined in Note 2, Summary of Significant Accounting Policies to the consolidated financial statements included in this Annual Report on Form 10-K;

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

	Year End December 31,
	2014	2013	2012	2011	2010
	( in thousands)
Net income (loss)	$(79,620)	$130,083	$(119,740)	$(71,745)	$(79,917)
Net interest (income) expense	(302)	(330)	(141)	(26)	(29)
Income tax provision (benefit)	(48,731)	74,349	(67,995)	(48,246)	(46,586)
Depreciation and amortization expense	6,047	6,823	6,355	4,862	3,448
Share-based compensation expense (1)	20,172	23,801	25,298	25,186	16,549
Restatement and other (2)	86,766	33,963	3,714	—	—
Adjusted EBITDA	(15,668)	268,689	(152,509)	(89,969)	(106,535)
Change in deferred customer billings (3)	23,427	(253,127)	200,114	145,797	125,778
Net cash generated from customer contracting activities	7,759	15,562	47,605	$55,828	$19,243
Net services revenue (GAAP basis)	$210,140	$504,768	$72,254	101,966	26,945
Change in deferred customer billings (3)	23,427	(253,127)	200,114	145,797	125,778
Gross cash generated from customer contracting activities	$233,567	$251,641	$272,368	$247,763	$152,723

(1)
Share-based compensation expense represents the non-cash expense associated with stock options and restricted shares granted, as reflected in our Consolidated Statements of Operations. See Note 5, Share-Based Compensation, to the consolidated financial statements included in this Annual Report on Form 10-K for the detail of the amounts of share-based compensation expense.

(2)
For the years ended December 31, 2014 and 2013, we incurred $57.3 and $23.1 million in Restatement-related costs, respectively. These costs were incurred to complete our Annual Report on Form 10-K and restate historical consolidated financial statements. In addition, we incurred $22.1 million and $5.2 million for the years ended December 31, 2014 and 2013, respectively, in reorganization-related costs as part of the effort to reduce our workforce in certain corporate, administrative and management functions. These costs include severance payments, healthcare benefits, and outplacement job training. Lastly, for the year ended December 31, 2014, we incurred $7.4 million in other non-recurring costs consisting of $6.5 million in costs associated with our transformation office, which was created to provide continuity and cross functional accountability associated with the continued execution of our turnaround plan during the period subsequent to Stephen Schuckenbrock's resignation as our Chief Executive Officer and prior to the appointment of Dr. Emad Rizk as our Chief Executive Officer ("Transformation Office"), and $0.9 million in additional employment tax expense relating to prior years. In 2015, we continued to incur costs related to remediation of internal control weaknesses and higher than normal audit fees.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. Please review “Part I - Item 1A - Risk Factors” of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
Summary of Operations
During 2014, we continued to focus our efforts on several key strategic and operational imperatives aimed at delivering on our critical customer obligations and continued to expand the depth and breadth of our services. During the year, we took steps to position ourselves to capture growth opportunities in the U.S. healthcare market. These steps included meetings with and solicitation of feedback from our customers, aimed at improving our service execution. In addition, we continue to pursue the following initiatives intended to create value for our customers:

•	Increasing investment in IT: Developing new proprietary technology and investing in capabilities that enable more seamless integration with our customers’ existing technology.

•	Strengthening front-line teams: Improving the capabilities and quality of our workforce in the field through better training and improvements in our hiring and retention processes.

•	Simplifying our measurement model: Developing and implementing a less complex measurement model to improve customer satisfaction.

•
Expanding our shared service center capabilities and infrastructure: Increasing opportunities for our customers to realize operating efficiencies and achieve margin improvements by utilizing our shared service centers.

We also commenced a series of restructuring measures designed to allow us to more effectively and efficiently allocate necessary resources for innovation, growth and enhanced customer service. Specific changes included optimizing our geographic facilities footprint by transitioning certain functions housed at our headquarters to locations close to our customers or our shared service centers. Additionally, in 2014, we hired Emad Rizk, M.D. as President and Chief Executive Officer, Peter Csapo as Chief Financial Officer and Treasurer and David Mason as Chief Strategy Officer.
We believe these initiatives will position us to help our healthcare provider customers deliver high-quality care and serve their communities, and do so in a financially sustainable way. We expect to be able to grow gross cash generated from contracting activities in the RCM business in 2015 and beyond.
Net Services Revenue
Revenues from our RCM agreements consist primarily of net operating fees and incentive fees that are primarily performance based and/or contingent fees. The vast majority of our operations relate to our RCM offering, however, the criteria for recognition of revenue for RCM services results in substantial variability in the net services revenue recognized between periods.
Other services revenue is primarily derived from our physician advisory services.
The following table summarizes the composition of our net services revenue for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,
	2014		2013		2012
RCM services: net operating fees	$77,456	36.9%	$224,937	44.6%	$9,888	13.7%
RCM services: incentive fees	99,934	47.6%	210,303	41.7%	928	1.3%
Other services	32,750	15.5%	69,528	13.7%	61,438	85.0%
Total net services revenue	$210,140	100.0%	$504,768	100.0%	$72,254	100.0%
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
Restatement and Other Costs
Restatement and other costs include Restatement and reorganization-related expenses and certain other non-recurring costs. Restatement-related costs were incurred starting in early 2013, following our determination to restate financial results. We also reduced our workforce in certain corporate, administrative, operations and management functions as part of a reorganization effort beginning in June 2013 and continuing into 2015. Reorganization costs consist of severance payments, healthcare benefits, and outplacement job training. In 2015, we continued to incur costs related to remediation of internal control weaknesses and higher than normal audit fees. We also incurred non-recurring costs related to additional employment tax expense in 2014 relating to prior years regarding reclassification of contractors to employee status. In addition, we also incurred other non-recurring costs in 2014 related to our Transformation Office.
Interest Income
Interest income is derived from the return achieved from our cash and cash equivalents.
Income Taxes
Income tax expense consists of federal and state income taxes in the United States and other local taxes in India.
Application of Critical Accounting Policies and Use of Estimates
Our consolidated financial statements reflect the assets, liabilities and results of operations of Accretive Health, Inc. and our wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP.
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
We believe that the accounting policies described below involve our more significant judgments, assumptions and estimates, and therefore, could have the greatest potential impact on our consolidated financial statements. In addition, we believe that a discussion of these policies is necessary to understand and evaluate the consolidated financial statements contained in this Annual Report on Form 10-K. For further information on our critical and other significant accounting policies, see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in this Annual Report on Form 10-K.
Revenue Recognition
Revenue is generally recognized when all of the following criteria are met; (i) persuasive evidence of an arrangement exists, (ii) services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. Our primary source of revenue is RCM service fees. We also generate revenue from other fixed fee consulting or transactional fee engagements. Net service fees, as reported in the consolidated statement of operations and comprehensive income (loss), consist of: (a) RCM service fees, and (b) professional service fees earned on a fixed fee, transactional fee, or time and materials basis. RCM service fees are primarily contingent, but along with fixed fees are generally viewed as one deliverable. To the extent that certain RCM service fees are fixed and not subject to refund, adjustment or concession, these fees are generally recognized into revenue on a straight-line basis over the term of the contract.
RCM service fees that are contingent in nature are recognized as revenue once all the criteria for revenue recognition are met, which is generally at the end of a contract or other contractual agreement events. Revenue is recognized for RCM service fees upon the contract reaching the end of its stated term (such that the contract relationship will not continue in its current form) to the extent that cash has been received for invoiced fees and there are no disputes at the conclusion of the term of the contract.
If fees or services are disputed by a customer at the end of a contract, a settlement agreement entered into with the customer triggers revenue recognition. An “other contractual agreement event” occurs when a renewal or amendment to an existing contract is executed in which the parties reach agreement on prior fees. We recognize revenue up to the amount covered by such agreements.
RCM service fees generally consist of two types of contingent fees: (i) net operating fees and (ii) incentive fees.
Net Operating Fees
We generate net operating fees to the extent we are able to assist customers in reducing the cost of their revenue cycle operations. Our delivery model leverages the customers’ RCM personnel. Our net operating fees consist of (i) gross base fees invoiced to customers; less (ii) corresponding costs of customers’ revenue cycle operations which we to pay pursuant to our RCM agreements, including salaries and benefits for the customers' RCM personnel, and related third-party vendor costs; less (iii) any cost savings we share with customers.
Net operating fees are recorded in deferred customer billings until we recognize revenue on a customer contract at the end of a contract or upon reaching an "other contractual agreement event." The amount of unpaid costs of customers’ revenue cycle operations and shared cost savings are reported as accrued service costs within customer liabilities on our consolidated balance sheet.
Incentive Fees
We also generate revenue in the form of performance-based fees when we improve our customers’ revenue yield. These performance metrics vary by customer contract. However, certain contracts contain a contract-to-date performance metric that is not resolved until the end of the term of the contract. In some cases, when a customer agreement is extended under an evergreen provision or other amendment, fees may not be considered finalized until the end of the customer relationship. Incentive fees associated with performance metrics which are not resolved until the end of the term of the contract or an “other contractual agreement event” are recorded in deferred customer billings until we recognize revenue. Incentive fees are considered contingent fees.

Estimates of Cost of Customers’ Revenue Cycle Operations
Cost of customers’ revenue cycle operations consist of invoiced costs from customers and estimated costs not yet invoiced. These costs consist of payroll and third-party non-payroll costs. Customers’ payroll costs are reasonably estimable; however we are significantly dependent upon information generated from our customers’ records to determine the amount of third-party non-payroll costs. Furthermore, because our customers report information on a cash basis, rather than on an accrual basis, we estimate the amount of non-payroll costs incurred but not invoiced in order to properly calculate the deferred customer billings balance of the end of each reporting period. These estimated costs are based on contractually allowable expenses, historical reimbursed costs, and estimated lag in the timing of receipt of information for third-party non-payroll costs. The timing difference includes the lag between the services rendered by third-party vendors and their billings to our customers. The accruals for such costs are included in accrued service costs and are part of the net operating fees included in deferred customer billings within the customer liabilities balance in the consolidated balance sheet. These estimates are based on the best available information and are subject to future adjustments based on additional information received from our customers. Due to the variable nature of these estimates, the adjustments can have a significant impact on the deferred customer billings balance for any reporting period in the future
Income Taxes
We account for income taxes under the asset and liability method. We record deferred tax assets and liabilities for future income tax consequences that are attributable to differences between the carrying amount of assets and liabilities for financial statement purposes and the income tax bases of such assets and liabilities. We base the measurement of deferred tax assets and liabilities on enacted tax rates that we expect will apply to taxable income in the year we expect to settle or recover those temporary differences. We recognize the effect on deferred income tax assets and liabilities of any change in income tax rates in the period that includes the enactment date.
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
Interest and penalties related to income taxes are recognized in our tax provision in the consolidated statement of operations and comprehensive income (loss). See Note 8, Income Taxes, to our consolidated financial statements incorporated into this Annual Report on Form 10-K for additional information on income taxes.
Share-Based Compensation Expense
We determine the expense for all employee share-based compensation awards by estimating their fair value and recognizing that value as an expense, on a ratable basis, in our consolidated financial statements over the requisite service period in which our employees earn the awards. The fair value of performance and service condition stock options is calculated using the Black-Scholes option pricing model and, for market condition stock options, the fair value is estimated using Monte Carlo simulations.
To determine the fair value of a share-based award using the Black-Scholes option pricing model, we make assumptions regarding the risk-free interest rate, expected future volatility, expected life of the award, and expected forfeitures of the awards. These inputs are subjective and generally require significant analysis and judgment to develop. We aggregate all employees into one pool for valuation purposes. The risk-free rate is based on the U.S. treasury yield curve in effect at the time of grant. We estimate the expected volatility of our share price by reviewing the historical volatility levels of our common stock in conjunction with that of public companies that operate in similar industries or are similar in terms of stage of development or size and then projecting this information toward its future expected volatility. We exercise judgment in selecting these companies, as well as in evaluating the available historical and implied volatility for these companies. We calculate the expected term in years for each stock option using a simplified method based on the average of each option’s vesting term and original contractual term. We apply an estimated forfeiture rate derived from our historical data and our estimates of the likely future actions of option holders when recognizing the share-based compensation expense of the options.
To determine the fair value of a share-based award using Monte Carlo simulations, we make assumptions regarding the risk-free interest rate, expected future volatility, expected dividend yield and performance period. The risk-free rate is based on the U.S. treasury yield curve in effect at the time of grant. We estimate the expected volatility of the share price by reviewing the historical volatility levels of our common stock in conjunction with that of public companies that operate in similar industries or are similar in terms of stage of development or size and then projecting this information toward our future expected volatility. Dividend yield is determined based on our future plans to pay dividends. We calculate the performance period based on the specific market condition to be achieved and derived from historical data and estimates of future performance.
We recognize compensation expense, net of forfeitures, using a straight-line method over the applicable vesting period. Quarterly, the share-based compensation expense is adjusted to reflect all expense for options that vested during the period.
We account for stock options issued to non-employees based on their estimated fair value determined using the Black-Scholes option pricing model. However, the fair value of the equity awards granted to non-employees is remeasured on each balance sheet date until the awards vest, and the related expense is adjusted based on the resulting change in value, if any. The non-employee share-based compensation expense is recognized over the performance period, which is the vesting period. Upon vesting, the performance of the non-employee is deemed complete and the vested awards are not remeasured subsequently.
The fair value of modifications to share-based awards is generally estimated using the Black-Scholes option pricing model. If a share-based compensation award is modified after the grant date, incremental compensation expense is recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Incremental compensation expense for vested awards is recognized immediately. For unvested awards, the sum of the incremental compensation expense and the remaining unrecognized compensation expense for the original award on the modification date is recognized over the modified service period.
New Accounting Standards
For additional information regarding new accounting guidance, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in this Annual Report on Form 10-K, which provides a summary of our significant accounting policies and recently adopted accounting standards and disclosures.

Results of Operations
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
The following table provides consolidated operating results and other operating data for the periods indicated:

	Year Ended December 31,		2014 vs. 2013 Change
	2014	2013	Amount	%
	(In thousands)
Consolidated Statement of Operations Data:
RCM service: net operating fees	$77,456	$224,937	$(147,481)	(65.6)%
RCM service: incentive fees	99,934	210,303	(110,369)	(52.5)%
Other service fees	32,750	69,528	(36,778)	(52.9)%
Total net services revenue	210,140	504,768	(294,628)	(58.4)%
Operating expenses:
Cost of services	182,144	186,752	(4,608)	(2.5)%
Selling, general and administrative	69,883	79,951	(10,068)	(12.6)%
Restatement and other	86,766	33,963	52,803	n.m.
Total operating expenses	338,793	300,666	38,127	12.7%
Income (loss) from operations	(128,653)	204,102	(332,755)	n.m.
Net interest income	302	330	(28)	(8.5)%
Net income (loss) before income tax provision	(128,351)	204,432	(332,783)	n.m.
Income tax provision (benefit)	(48,731)	74,349	(123,080)	n.m.
Net income (loss)	(79,620)	130,083	(209,703)	n.m.
Net interest income	(302)	(330)	28	(8.5)%
Income tax provision (benefit)	(48,731)	74,349	(123,080)	n.m.
Depreciation and amortization expense	6,047	6,823	(776)	(11.4)%
Share-based compensation expense	20,172	23,801	(3,629)	(15.2)%
Restatement and other	86,766	33,963	52,803	n.m
Adjusted EBITDA	(15,668)	268,689	(284,357)	n.m.
Change in deferred customer billings	23,427	(253,127)	276,554	n.m.
Net cash generated from customer contracting activities	$7,759	$15,562	$(7,803)	(50.1)%
Net services revenue	$210,140	$504,768	(294,628)	(58.4)%
Change in deferred customer billings	23,427	(253,127)	276,554	n.m.
Gross cash generated from customer contracting activities	$233,567	$251,641	$(18,074)	(7.2)%
Components of Gross Cash Generated from Customer Contracting Activities:
RCM service: net operating fee	$121,730	$106,453	$15,277	14.4%
RCM service: incentive fee	77,239	75,660	1,579	2.1%
Total RCM service fees	198,969	182,113	16,856	9.3%
Other service fees	34,598	69,528	(34,930)	(50.2)%
Gross cash generated from customer contracting activities	$233,567	$251,641	$(18,074)	(7.2)%
n.m.—Not meaningful
Net Services Revenue
Net services revenue decreased by $294.6 million, or 58.4%, from $504.8 million for the year ended December 31, 2013 to $210.1 million for the year ended December 31, 2014. The decrease was primarily driven by RCM contractual agreement events in the year ended December 31, 2013, which resulted in revenue recognition of $435.2 million. This decrease was partially offset by other contractual agreement events amounting to $177.4 million in revenue recognition for the year ended December 31, 2014.

In addition, other service fees decreased by $36.8 million in 2014 as compared to 2013, primarily driven by a decrease in PAS revenue of approximately $32.6 million. The decrease is the result of the two-midnight rule, a regulatory change in the healthcare industry related to billing classifications for certain hospital patients. PAS revenue and profitability continues to be negatively impacted in 2015 by the two-midnight rule.
Gross Cash Generated from Customer Contracting Activities (Non-GAAP)
Gross cash generated from customer contracting activities decreased by $18.1 million, or 7.2%, from $251.6 million for the year ended December 31, 2013, to $233.6 million for the year ended December 31, 2014. The decrease was primarily the result of a $32.6 million decrease in PAS revenue. Additionally, 2013 also included $8.2 million in other service fees from the settlement of a former population health contract. This decrease was offset by an increase in gross cash generated with customers affiliated with Ascension Health, as approximately $20.1 million in credits were issued to these customers during 2013 in accordance with the terms of the new agreements entered into during the year.
Gross cash generated from customer contracting activities is a non-GAAP measure. Please see “Selected Non-GAAP Measures” in “Part II – Item 6 – Selected Consolidated Financial Statements” for an explanation of how we calculate and use gross cash generated from customer contracting activities and for its reconciliation to net services revenue, the most comparable GAAP measure.
Cost of Services
Total cost of services decreased by $4.6 million, or 2.5%, from $186.8 million for the year ended December 31, 2013, to $182.1 million for the year ended December 31, 2014. The decrease in cost of services was primarily a result of decreased costs in our PAS business, offset by an increased investment in IT and the shared service centers' capabilities and infrastructure related to RCM.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $10.1 million, or 12.6%, from $80.0 million for the year ended December 31, 2013 to $69.9 million for the year ended December 31, 2014. The $10.1 million decrease was primarily due to cost reduction initiatives started in the prior year.
Net Cash Generated from Customer Contracting Activities (Non-GAAP)
Net cash generated from customer contracting activities decreased by $7.8 million from $15.6 million in 2013 to $7.8 million in 2014. This decrease was primarily due to lower gross cash generated of $18.1 million, offset by a decrease of $10.1 million in selling, general and administrative expenses as described above. Net cash generated from customer contracting activities is a non-GAAP measure. Please see “Selected Non-GAAP Measures” in “Part II – Item 6 – Selected Consolidated Financial Statements” for an explanation of how we calculate and use net cash generated from customer contracting activities and for its reconciliation to net income (loss), the most comparable GAAP measure.
Restatement and Other Costs
Restatement and other costs increased $52.8 million from $34.0 million for the year ended December 31, 2013 to $86.8 million for the year ended December 31, 2014. The increase was primarily driven by an increase in Restatement-related costs of $34.2 million, reorganization-related costs of $16.9 million and $6.5 million in costs incurred through our Transformation Office. This increase was offset by a decrease of $4.8 million of litigation-related and other costs. These costs are considered unusual in nature by management and are reported separately under the caption “Restatement and other” in the accompanying consolidated statement of operations and comprehensive income (loss).

Income Taxes
Tax expense decreased by $123.0 million, from $74.3 million in tax expense for the year ended December 31, 2013 to a tax benefit of $ 48.7 million for the year ended December 31, 2014. Our effective tax rate for the years ended December 31, 2014 and 2013 were approximately 38.0% and 36.4%, respectively. Our tax rate is affected by recurring items, permanent differences and state income taxes. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
The following table sets forth consolidated operating results and other operating data for the periods indicated:

	Year Ended December 31,		2013 vs. 2012 Change
	2013	2012	Amount	%
	(In thousands)
Consolidated Statement of Operations Data:
RCM service: net operating fees	$224,937	$9,888	$215,049	n.m.
RCM service: incentive fees	210,303	928	209,375	n.m.
Other service fees	69,528	61,438	8,090	13.2%
Total net services revenue	504,768	72,254	432,514	n.m.
Operating expenses:
Cost of services	186,752	188,666	(1,914)	(1.0)%
Selling, general and administrative	79,951	67,750	12,201	18.0%
Restatement and other costs	33,963	3,714	30,249	n.m.
Total operating expenses	300,666	260,130	40,536	15.6%
Income (loss) from operations	204,102	(187,876)	391,978	n.m.
Net interest income	330	141	189	n.m.
Net income (loss) before income tax provision	204,432	(187,735)	392,167	n.m.
Income tax provision (benefit)	74,349	(67,995)	(142,344)	n.m.
Net income (loss)	130,083	(119,740)	249,823	n.m.
Net interest income	(330)	(141)	(189)	n.m.
Income tax provision (benefit)	74,349	(67,995)	142,344	n.m.
Depreciation and amortization expense	6,823	6,355	468	7.4%
Share-based compensation expense	23,801	25,298	(1,497)	(5.9)%
Restatement and other costs	33,963	3,714	30,249	n.m.
Adjusted EBITDA	268,689	(152,509)	421,198	n.m.
Change in deferred customer billings	(253,127)	200,114	(453,241)	n.m.
Net cash generated from customer contracting activities	$15,562	$47,605	$(32,043)	(67.3)%
Net services revenue	$504,768	$72,254	432,514	n.m.
Change in deferred customer billings	(253,127)	200,114	(453,241)	n.m.
Gross cash generated from customer contracting activities	$251,641	$272,368	$(20,727)	(7.6)%
Components of Gross Cash Generated from Customer Contracting Activities:
RCM service: net operating fee	106,453	118,030	$(11,577)	(9.8)%
RCM service: incentive fee	75,660	92,900	(17,240)	(18.6)%
Total RCM service fees	182,113	210,930	(28,817)	(13.7)%
Other service fees	69,528	61,438	8,090	13.2%
Gross cash generated from customer contracting activities	$251,641	$272,368	$(20,727)	(7.6)%
 n.m.—Not meaningful

Net Services Revenue
Net services revenue increased to $504.8 million for the year ended December 31, 2013, from $72.3 million for the year ended December 31, 2012. The $432.5 million increase was primarily driven by our Ascension Health RCM contractual agreement event in the quarter ended June 30, 2013, resulting in revenue recognition of $360.5 million, and $35.0 million in net services revenue attributable to other customer contractual agreement events. RCM service fees increased by $28.9 million as a result of revenue recognized in the quarter ended December 31, 2013, after reaching a settlement agreement with a former Minnesota customer. Other service fees increased by $8.1 million in 2013 as compared to 2012, driven by an $11 million increase which included an $8.2 million contribution from the settlement of a population health contract in the quarter ended December 31, 2013. This increase was partially offset by a decrease in physician advisory services revenue of approximately $2.9 million in the year ended December 31, 2013, as compared to the year ended December 31, 2012, resulting from the impact of the two-midnight rule, a regulatory change in the healthcare industry related to billing classifications for certain hospital patients. Physician advisory services revenue and profitability continued to be negatively impacted in 2014 by the two-midnight rule.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $12.2 million, or 18.0%, to $80.0 million for the year ended December 31, 2013, from $67.8 million for the year ended December 31, 2012. The $12.2 million increase was primarily due to our senior management transition costs, increased investment spending in IT, internal audit and compliance areas and short term incentive compensation costs.
Net Cash Generated from Customer Contracting Activities (Non-GAAP)
The net cash generated from customer contracting activities totaled $15.6 million in 2013 compared to a generation of $47.6 million in cash for 2012. This change of $32.0 million was primarily due to lower gross cash generated by $20.7 million and increased selling, general and administrative expenses by $12.2 million, as described above. Net cash generated from customer contracting activities is a non-GAAP measure. Please see “Selected Non-GAAP Measures” in “Part II – Item 6 – Selected Consolidated Financial Statements” for an explanation of how we calculate and use net cash generated from customer contracting activities and for its reconciliation to net income (loss), the most comparable GAAP measure.
Restatement and other Costs
Restatement and other costs amounted to $34.0 million for the year ended December 31, 2013, compared to $3.7 million for the year ended December 31, 2012. The increase was primarily driven by Restatement-related costs of $23.1 million, reorganization-related costs of $5.2 million and $3.3 million of litigation-related costs . These costs are considered unusual in nature by management and are reported separately under the caption “Restatement and other” in the accompanying consolidated statement of operations and comprehensive income (loss). We continued to experience substantial costs in 2014 related to Restatement and reorganizing activities.
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
Liquidity and Capital Resources
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net cash provided by (used in) operating activities	$(77,236)	$54,423	$29,166
Net cash used in investing activities	(6,034)	(1,877)	(10,544)
Net cash used in financing activities	(194)	(100)	(38,361)
Effect of exchange rate changes on cash	(260)	(511)	(30)
Net increase (decrease) in cash and cash equivalents	$(83,724)	$51,935	$(19,769)
As of December 31, 2014, 2013, and 2012, we had cash and cash equivalents of $145.2 million, $228.9 million, and $177.0 million, respectively. These balances consist primarily of highly liquid money market funds. Our cash and cash equivalents, at any time, include amounts paid to us in advance by customers for the purpose of reimbursing their revenue cycle operations costs. See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in this Annual Report on Form 10-K for additional information. We expect that the combination of our current liquidity and expected additional cash generated from operations will be sufficient to satisfy our anticipated cash requirement through at least the next twelve months.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Operating Activities
Cash from operating activities decreased by $131.7 million from cash provided of $54.4 million for the year ended December 31, 2013 to cash used of $77.2 million for the year ended December 31, 2014. The decrease was primarily attributable to timing of customer reimbursements and the transition of a portion of our RCM agreements to eliminate our gross base fees together with our financial obligation to pay our customers' revenue cycle operations expenses. The additional decrease is also due to an increase in Restatement and other expenditures of $52.8 million from $34.0 million for the year ended December 31, 2013 to $86.3 million for the year ended December 31, 2014.

Investing Activities
Cash used in investing activities increased by $4.1 million from $1.9 million for the year ended December 31, 2013 to $6.0 million for the year ended December 31, 2014. This increase was due to an increase in investment in IT and the shared service centers' capabilities and infrastructure.
Financing Activities
Cash used in financing activities increased by $0.1 million from $0.1 million for the year ended December 31, 2013 to $0.2 million for the year ended December 31, 2014. The decrease is a result of an increase in treasury stock purchases of $0.2 million from $0.2 million the year ended December 31, 2013 to $0.4 million for the year ended December 31, 2014, offset by an increase in excess tax benefit from share-based awards of $0.1 million.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Operating Activities
Cash provided by operating activities increased by $25.2 million from $29.2 million for the year ended December 31, 2012 to $54.4 million for the year ended December 31, 2013. The increase in cash provided by operations in 2013 as compared to 2012 was primarily attributable to higher cash receipts from customers and lower legal payments (net of insurance proceeds) related to the Minnesota litigation. The increase in cash provided by cash receipts from customers was largely attributed to execution of new supplemental agreements between us and hospital systems affiliated with Ascension Health, which occurred in the second quarter of 2013. The execution of these agreements resulted in the collection of certain fees which were finalized in conjunction with the agreements and that pertained to services provided in 2012. These increases were partially offset by increased expenditures of $23.1 million related to the Restatement and $6.0 million related to other expenses in 2013 when compared to 2012.
Investing Activities
Cash used in investing activities decreased by $8.6 million from $10.5 million for the year ended December 31, 2012 to $1.9 million for the year ended December 31, 2013. This decrease was primarily attributed to fewer capital expenditures being made in 2013 compared to 2012. Use of cash for investing activities in 2012 was primarily related to purchases of hardware and software related to the build-out of our technology infrastructure and to support our customers, as well as leasehold improvements to align our office space with the growth in headcount required to support our physician advisory services offering, and related to the build-out of our shared services centers. These investments were substantially complete by 2013.
Financing Activities
Cash used in financing activities decreased by $38.3 million from $38.4 million for the year ended December 31, 2012 to $0.1 million for the year ended December 31, 2013. The cash used in 2012 related to our $50.0 million stock buyback plan which was completed in the third and fourth quarters of 2012, offset by the receipt of $7.4 million in proceeds and $2.5 million in associated tax benefits from our employees’ stock option exercises.
Revolving Credit Facility
In September 2011, we reduced our outstanding line of credit with the Bank of Montreal from $15.0 million to $3.0 million. Our line of credit expired on February 15, 2015 and was not renewed. The $3.0 million line of credit could only be utilized in the form of letters of credit and was secured by a $5.0 million demand deposit with the Bank of Montreal. The line of credit had an initial term of three years and was renewable annually thereafter. As of December 31, 2014, 2013 and 2012, we had outstanding letters of credit of approximately $0.7 million, $0.9 million, and $1.8 million, respectively, which reduced the available line of credit to $2.3 million, $2.1 million and $1.2 million, respectively.

Future Capital Needs
On November 13, 2013, our board of directors authorized a repurchase of up to $50.0 million of our common stock from time to time in the open market or in privately negotiated transactions following the completion of the Restatement. We will determine the timing and amount of any shares repurchased based on our evaluation of market conditions and other factors, and we intend to fund any such repurchases from cash on hand. No shares of common stock had been repurchased under this plan as of the date of this Annual Report on Form 10-K. Any repurchased shares will be available for use in connection with our stock plans and for other corporate purposes. The repurchase program may be suspended or discontinued at any time.
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
Contractual Obligations
Leases
The following table presents our obligations and commitments to make future minimum rental payments under all non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2014 (in thousands):

	Year Ended December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Future minimum rental payments	$6,208	$5,067	$5,837	$5,697	$4,965	$13,624	$41,398
We rent office space and equipment under a series of operating leases, primarily for our Chicago corporate office, shared services centers and India operations. Our leases contain various rent holidays and rent escalation clauses and entitlements for tenant improvement allowances. Lease payments are amortized to expense on a straight-line basis over the lease term.
Uncertain Tax Positions
We have a $1.1 million liability for uncertain tax positions as of December 31, 2014. These have been excluded from the “Contractual Obligations” table as we cannot reasonably estimate the period of cash settlement for the tax positions presented in our financial statements as a reduction of our deferred tax asset.
Off-Balance Sheet Arrangements
Other than operating leases for office space and the revolving credit facility as noted above, there were no off-balance sheet transactions, arrangements or other relationships with other persons in 2014, 2013, and 2012 that would have affected our liquidity or the availability of, or requirements for, capital resources.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk
Interest Rate Sensitivity. Our interest income is primarily generated from interest earned on operating cash accounts. Our exposure to market risks related to interest expense as of December 31, 2014 was limited to outstanding letters of credit under the revolving line of credit, which bore interest at the greater of the bank-established prime commercial rate, a LIBOR plus 1% rate, or a rate that combines the characteristics of both. We do not enter into interest rate swaps, caps or collars or other hedging instruments. As a result, we believe that the risk of a significant impact on our operating income from interest rate fluctuations is not substantial.
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee because a portion of our operating expenses are incurred by our subsidiary in India and are denominated in Indian rupees. However, we do not generate any revenues outside of the United States. For the years ended December 31, 2014, 2013, and 2012, 5%, 4% and 5%, respectively, of our expenses were denominated in Indian rupees. As a result, we believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial.

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

Notwithstanding the existence of the material weaknesses as described below, we believe that the consolidated financial statements in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.
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
Our management conducted a process to assess the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. This framework highlights that the control environment sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting.

During the assessment process, we identified material weaknesses in our control environment related to establishing and maintaining accounting policies and procedures, process-level controls and accountability for recording complex transactions. The material weaknesses in our control environment contributed to material weaknesses at the control-activity level as we did not:

•	design and maintain adequate procedures or controls over the accurate recording of revenue and related costs of our complex customer contracts and agreements;

•	maintain adequate review and approval procedures over the recording of certain tangible and intangible assets; or

•
maintain a sufficient complement of personnel with appropriate levels of accounting knowledge, experience, and training commensurate with the nature and complexity of our business and contract activity.

Because of the pervasive nature of the material weakness related to the control environment, we cannot be sure that all material weaknesses that may have existed at December 31, 2014 have been identified.
As a result of the material weaknesses described above, management has concluded that, as of December 31, 2014, our internal control over financial reporting was not effective. The “Report of Independent Registered Public Accounting Firm” relating to internal control over financial reporting as of December 31, 2014, is presented on page 68.
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
In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on our identification of material weaknesses in internal control over financial reporting described above (which we view as an integral part of our disclosure controls), our inability to file our Annual Reports on Form 10-K for the fiscal year ended December 31, 2014, and our Quarterly Report on Form 10-Q for the quarterly periods in 2014 within the statutory time periods, and the evaluation that we have performed, our Chief Executive Officer and Chief Financial Officer concluded that, as of

December 31, 2014, our disclosure controls and procedures were not effective.
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
We have audited Accretive Health, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Accretive Health, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in its control environment related to establishing and maintaining accounting policies and procedures, process-level controls and accountability for recording complex transactions. Management has also identified material weaknesses at the control-activity level as it did not design and maintain adequate procedures or controls over the accurate recording of revenue and related costs of its complex customer contracts and agreements, maintain adequate review and approval procedures over the recording of certain tangible and intangible assets, and did not maintain a sufficient complement of personnel with appropriate levels of accounting knowledge, experience, and training commensurate with the nature and complexity of its business and contract activity. We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Accretive Health, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audits of the Company’s financial statements for the year ended December 31, 2014, and this report does not affect our report dated June 23, 2015, which expressed an unqualified opinion on those financial statements.
In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria Accretive Health, Inc. has not maintained effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
/s/ Ernst & Young LLP
Chicago, Illinois
June 23, 2015

Item 9B.	Other Information
None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Our Board of Directors
Set forth below is information about each member of our board of directors. Messrs. Kaplan, Logan and Wolfson have informed us that they have decided not to stand for re-election at our 2015 Annual Meeting of Stockholders, or Annual Meeting. Messrs. Kaplan, Logan and Wolfson will continue to serve as directors until the Annual Meeting. The information below includes each director's age, length of service as a director of our company, his or her principal occupation and business experience for at least the past five years and the names of other publicly held companies of which he or she serves as a director. There are no family relationships among any of our directors, nominees for director or executive officers.
Class I Directors
Michael B. Hammond. Age 65. Mr. Hammond has been a member of our board of directors since May 2015. Mr. Hammond is a co-founder of Hammond Hanlon Camp, a healthcare investment banking and financial advisory firm, and has served as a principal of Hammond Hanlon Camp since September 2011.  From 2001 to 2007, Mr. Hammond served as president and chief executive officer of Shattuck Hammond Partners, a health care investment banking firm that he co-founded in 1993 (now Morgan Keegan Healthcare Investment Banking).  From 2007 to September 2011, Mr. Hammond served as managing director of Shattuck Hammond Partners and as a member of the management committee of the Morgan Keegan Investment Banking Division.  From 1999 to 2001, Mr. Hammond served as president and chief executive officer of PricewaterhouseCoopers Securities LLC. Prior to co-founding Shattuck Hammond Partners, Mr. Hammond managed the healthcare investment banking businesses at Salomon Brothers and Morgan Stanley, and was a principal at Cain Brothers, Shattuck & Company.  Mr. Hammond currently serves as a board member of Precyse Solutions, LLC, a provider of health information management services and technologies, and as a member of the Vanderbilt Law School Board of Advisors. Mr. Hammond served for 17 years on the boards of Danbury Health System and Hospital. We believe Mr. Hammond’s experience as president and chief executive officer of a large financial advisory firm and a healthcare investment firm, together with his experience managing the healthcare investment banking business at a major national investment bank qualifies him to serve on our board.
Denis J. Nayden. Age 61. Mr. Nayden has been a member of our board of directors since October 2003 and served as co-chairman of our board until July 2009. Mr. Nayden has served as a managing partner of Oak Hill Capital Management, LLC, a private equity firm, since 2003. From 2000 to 2002, he was chairman and chief executive officer of GE Capital Corporation, the financing unit of General Electric Company, and prior to that had a 25-year tenure at General Electric. Mr. Nayden was a director of Genpact Limited, a publicly-held global provider of business process services, from January 2005 to October 2012, and RSC Holdings Inc., a publicly-held equipment rental provider, from November 2006 to May 2012. He is currently a director of Avolon Holdings Limited, a publicly held global aircraft leasing company, as well as several privately-held companies. He also serves on the board of trustees of the University of Connecticut. We believe Mr. Nayden’s experience as chief executive of several large organizations, his experience in private equity investing and his experience as a director of public and private companies qualify him to serve on our board.
Emad Rizk, M.D., Age 52. Dr. Rizk has served as our president and chief executive officer and as a member of our board of directors since July 2014. From 2003 to June 2014, Dr. Rizk served as the president of McKesson Health Solutions, a division of McKesson Corporation, a healthcare services company. Prior to joining McKesson Health Solutions, Dr. Rizk served as the lead partner and global director, medical management/pharmacy for Deloitte Consulting from 1994 to 2003. Dr. Rizk currently serves on the boards of directors of Accuray Incorporated, a publicly-held corporation, Intarcia Therapeutics Inc., a bio-pharmaceutical company and the National Alliance for Hispanic Health, a nonprofit organization, and served as vice-chairman of the National

Clinical Advisory Board, a healthcare organization focused on providing insight into the future direction of healthcare, management and delivery of patient care, from 1994 to 2000. We believe that Dr. Rizk’s experience as president of a division of a large, publicly-held corporation in the healthcare industry, together with his experience as a director of a publicly-held corporation, qualify him to serve on our board.
Steven J. Shulman. Age 64. Mr. Shulman has been a member of our board of directors since April 2013, and was appointed Chairman of the Board of Directors effective April 2, 2014. Since 2008, Mr. Shulman has served as business executive at Shulman Family Ventures, a private equity firm. Mr. Shulman has served as an operating partner at Water Street Health Partners, a healthcare-focused private equity firm, from 2008 until March 2015. From 2008 until December 2013, Mr. Shulman served as operating partner at Tower Three Partners LLC, a private equity firm. From December 2002 to February 2008, Mr. Shulman served as chairman and chief executive officer of Magellan Health Services, a specialty healthcare management organization. From 2000 to 2002, he served as chairman and chief executive officer of Internet Healthcare Group (IHCG), an early-stage healthcare services and technology venture fund that he founded. From 1997 to 1999, Mr. Shulman served as chairman, president and chief executive officer of Prudential Healthcare, Inc. Mr. Shulman serves on the boards of several privately-held companies. He also serves on the Dean’s Council at the State University of New York at Stony Brook. We believe that Mr. Shulman’s experience in private equity investment, his experience as an operating partner for a healthcare private equity firm and his experience as chief executive of several large organizations in the healthcare industry, as well as his experience as a director of several privately held companies, qualifies him to serve on our board.
Class II Directors
Edgar Bronfman, Jr. Age 60. Mr. Bronfman has been a member of our board of directors since October 2006. Mr. Bronfman is a Managing Partner of Accretive LLC, a private equity firm, which he joined in 2002. From early 2004 until January 2012, Mr. Bronfman served as chairman and chief executive officer of Warner Music Group, a publicly-held record company. Before joining Warner Music Group in March 2004, Mr. Bronfman served as chairman and chief executive officer of Lexa Partners LLC, a management venture capital group which he founded in April 2002. Mr. Bronfman was vice chairman of the board of directors of Vivendi Universal, S.A. from December 2000 until December 2003 and also served as an executive officer of Vivendi Universal from December 2000 until December 2001. Prior to the formation of Vivendi, Mr. Bronfman served as president and chief executive officer of The Seagram Company Ltd. from June 1994 until December 2000 and as president and chief operating officer of Seagram from 1989 until June 1994. Mr. Bronfman is a director of Warner Music Group and IAC/InterActiveCorp, a publicly-held operator of Internet businesses. Mr. Bronfman is also a member of the board of trustees of the New York University Medical Center, and a member of the Council on Foreign Relations. We believe Mr. Bronfman’s experience as chief executive of several large organizations, his experience in venture capital and private equity investing and his experience as a director of public and private companies qualify him to serve on our board.
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
Steven N. Kaplan. Age 55. Mr. Kaplan has been a member of our board of directors since July 2004. Since 1988, Mr. Kaplan has served as a professor at the University of Chicago Booth School of Business, where he currently is the Neubauer Family Professor of Entrepreneurship and Finance and serves as the faculty director of the Polsky Center for Entrepreneurship. Mr. Kaplan also serves as a director of Morningstar, Inc., a publicly-held provider of independent investment research, and on the boards of trustees of the Columbia Acorn Trust and Wanger Asset Trust. We believe Mr. Kaplan’s experience as a public and private company director and his experience in the field of entrepreneurship and management qualifies him to serve on our board.
Arthur A. Klein, M.D. Age 67. Dr. Klein has been a member of our board of directors since May 2015. Dr. Klein has served as president of The Mount Sinai Health Network, executive vice president of Mount Sinai Health System and executive vice president of Icahn School of Medicine since March 2013. From November 2011 to March 2013, Dr. Klein served as western regional executive director of North Shore-LIJ Health System.  Dr. Klein joined North-Shore LIJ in 2009 as senior vice president of Children’s Services and served as executive director of North Shore-LIJ’s Steve and Alexander Cohen Children’s Medical Center of New York from March 2009 to November 2011. Prior to his tenure at North-Shore LIJ, Dr. Klein was senior vice president and chief physician officer at Lifespan Corporation, a hospital system in Rhode Island. He was also associate dean for strategy and special projects at the Warren Alpert Medical School of Brown University and also served as executive vice president and chief operating officer at The New York Presbyterian Hospital - Weill Medical College of Cornell University.  Dr. Klein is currently a member of the board of trustees of Sackler School of Medicine in Tel Aviv, Israel and the board of directors of Stamford Hospital in Stamford, Connecticut, and Committee for Hispanic Children and Families, Inc. Dr. Klein also currently serves on the healthcare executive advisory council of United Healthcare Services, Inc. Dr. Klein has also served for 6 years on the national board of the Voluntary Hospital Association of America, and as the chair of the committee on the health professions of the American Hospital Association. We believe Dr. Klein’s experience as president of a large healthcare delivery network and as an executive for several other hospital systems qualifies him to serve on our board.
Amir Dan Rubin. Age 45. Mr. Rubin has been a member of our board of directors since May 2015. Mr. Rubin has served since January 2011 as president and chief executive officer of Stanford Health Care, the academic health system affiliated with Stanford University. From October 2005 to January 2011, Mr. Rubin served as chief operating officer of the UCLA Hospital System, responsible for the operations of the Ronald Reagan UCLA Medical Center, Mattel Children's Hospital at UCLA, the Resnick Neuropsychiatric Hospital at UCLA, Santa Monica-UCLA Medical Center and Orthopedic Hospital, and an array of outpatient centers across the west side of Los Angeles. Prior to UCLA, Mr. Rubin served as chief operating officer for Stony Brook University Hospital in Long Island, New York and as assistant vice president of operations for Memorial Hermann Hospital in Houston, Texas. Mr. Rubin currently serves on the boards of Stanford Health Care, Lucile Packard Children’s Hospital and the National Center for Healthcare Leadership. We believe Mr. Rubin’s experience as president and chief executive officer and as chief operating officer of large, academic health systems qualifies him to serve on our board.
Robert V. Stanek. Age 62. Mr. Stanek has been a member of our board of directors since November 2013. Mr. Stanek has served as an advisor to Safeguard Scientifics, Inc., a publicly traded venture capital firm, since May 2015. Mr. Stanek served as the chief executive officer and a member of the board of directors of Dabo Health Inc., a healthcare data services company, from December 2014 to April 2015. Mr. Stanek joined the senior management team of Catholic Health East, a national healthcare system, in 1997 and served as its president and chief executive officer from 2003 until 2010. From 1992 to 1997, Mr. Stanek served in a variety of roles with the Mercy Health System of Western New York, including as its president and chief executive officer. Mr. Stanek was elected to the board of trustees of the Catholic Health Association of the United States in 2006, served as its chairman from June

2011 through June 2012 and served as Speaker of the Assembly from June 2012 through June 2013. Mr. Stanek is currently a member of the board of directors of Accumen, Inc. We believe that Mr. Stanek’s experience as president and chief executive officer and as a member of the board of trustees of a large, national hospital system qualifies him to serve on our board.
Class III Directors
Charles J. Ditkoff. Age 53. Mr. Ditkoff has been a member of our board of directors since May 2015. Mr. Ditkoff has been counsel at the law firm of McDermott Will & Emery since July 2012 and has served as chairman of the Healthcare Advisory Board of The Vistria Group, a private equity firm focusing on healthcare, education and financial services, since January 2014, a member of the advisory board of Opera Solutions, a data analytics company, since September 2013, a senior advisor to Alvarez & Marsal, a global turnaround management and professional services firm, since July 2012, and a senior advisor to the Marwood Group, a healthcare focused advisory and consulting firm, since July 2012. Mr. Ditkoff served as vice chairman of Healthcare Corporate and Investment Banking from May 2010 to July 2012, group head of Global Healthcare Group from 2005 to 2009 and managing director, head of healthcare services from 1999 to 2004 at Bank of America Merrill Lynch. Previously, he was principal/vice president of the corporate finance group at Morgan Stanley. Mr. Ditkoff is currently a member of the board of directors of Quantia Inc., and Cumberland Consulting Group. We believe Mr. Ditkoff’s experience leading the healthcare division of a large investment bank, as well as his experience as an advisor or director to several healthcare and financial organizations qualify him to serve on our board.
Lawrence B. Leisure. Age 64. Mr. Leisure has been a member of our board of directors since May 2015. Mr. Leisure has served as a managing director of Chicago Pacific Founders, a private equity firm focusing on senior living and healthcare delivery services, since April, 2014, chairman of ADVI Health, LLC, a healthcare advisory firm, since June 2013, a senior advisor for Kleiner Perkins Caufield & Byers, a venture capital firm, since January, 2014 and chairman of Healthspottr Media, LLC, a health innovation and collaboration organization, since 2009. Mr. Leisure previously served as an operating partner with Kleiner Perkins Caufield & Byers from January 2011 to January 2014 and founded and served as managing partner of AccelusHealth Partners, LLC, (a healthcare advisory firm) from January 2010 to June 2013. From 2009 to January 2010, Mr. Leisure served as senior vice president, Ingenix Consulting of UnitedHealth Group, a health information technology and services company. Mr. Leisure is currently a member of the board of directors of Recovery Ways, LLC and Lumiata, Inc. We believe Mr. Leisure’s experience as senior adviser or managing partner of various private equity firms and healthcare advisory firms qualifies him to serve on our board.
Stanley N. Logan. Age 60. Mr. Logan has been a member of our board of directors since April 2011. Mr. Logan has served as president and chief operating officer of XSell Technologies Inc., a technology managed services company, since January 2015. From November 2013 to December 2014, Mr. Logan was an independent advisor who consulted with businesses on financial and operational matters. Mr. Logan was a partner and chief operating officer of Sikich LLP, a management consulting firm, from February 2012 to October 2013. Previously, Mr. Logan served as a managing director in the forensic accounting practice of LECG Corporation, a global business advisory services consulting firm, from February 2010 until March 2011. From 2006 until 2009, Mr. Logan served as a vice president of Huron Consulting Group, a consulting firm. From 2003 to 2006, Mr. Logan was managing partner of KPMG LLP’s Chicago office and he was national sector leader for consumer products at KPMG in 2002. From 1980 to 2002, Mr. Logan held various positions at Arthur Andersen LLP, including audit partner, manager and senior accountant. Mr. Logan was a certified public accountant. From 2007 to July 2014, he served on the board of directors of Schawk, Inc. and was also a member of Schawk’s audit committee. From 2003 until 2007, Mr. Logan served on the boards of directors of The Field Museum, where he served as a member of its finance committee, and Ravinia Festival Association, where he served as a member of its audit committee. We believe that Mr. Logan’s extensive financial and accounting experience qualifies him to serve on our board.
Alex J. Mandl. Age 71. Mr. Mandl has been a member of our board of directors since November 2013. Mr. Mandl is currently the non-executive chairman of Gemalto N.V., a digital security company resulting from the merger of Axalto Holding N.V. and Gemplus International S.A. From June 2006 until December 2007, Mr. Mandl served as executive chairman of Gemalto. From 2002 to June 2006, Mr. Mandl was president, chief executive officer and a member of the board of directors of Gemplus. He has served as principal of ASM Investments, a company focusing on early stage funding in the technology sector, since 2001. From 1996 to 2001, Mr. Mandl was chairman and CEO of Teligent, Inc., a telecommunications company. Mr. Mandl was AT&T’s president and chief operating officer from 1994 to 1996, and its executive vice president and chief financial officer from 1991 to 1993. From 1988 to 1991, Mr. Mandl was chairman and chief executive officer of Sea-Land Services Inc. Mr. Mandl served as a director of Dell Inc. from 1997 to October 2013. Mr. Mandl served from 2007 to 2010 as a director of Hewitt Associates, Inc. and from March 2008 to October 2010 as a director of Visteon Corporation. Mr. Mandl was a member of the board of directors of Horizon Lines, Inc. from January 2007 and became the Chairman in February 2011, retiring in April 2012. Mr. Mandl is currently a member of the board of directors of Gemalto N.V., Arise Virtual Solutions Inc., Levant Power Corp. and Genpact Limited. We believe that Mr. Mandl’s experience as chief executive officer of several large organizations, as well as his experience as a director of private and publicly-held corporations qualify him to serve on our board.
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
Our Executive Officers
Our executive officers and their respective ages and positions, are described below. Our officers serve until they resign or the board terminates their position. There are no family relationships among any of our directors, nominees for director and executive officers.
Emad Rizk, M.D., Age 52. President and Chief Executive Officer. For more information, see “Our Board of Directors” above.
Peter Csapo. Age 44. Chief Financial Officer and Treasurer. Mr. Csapo has served as our chief financial officer since August 2014. From August 2011 through September 2013, Mr. Csapo served as the chief financial officer and area senior vice president of VHA Inc., a national network of not-for-profit healthcare organizations that work together to improve performance and efficiency in clinical, financial and operational management. From October 2004 through January 2011, Mr. Csapo was chief financial officer at McKesson Health Solutions, a division of McKesson Corporation, a healthcare services company. In addition to his role as Chief Financial Officer, Mr. Csapo also held various operating roles at McKesson Health Solutions from 2004 through 2011, including vice president of healthcare informatics from February 2007 through January 2010, and vice president of customer operations from February 2010 through January 2011. McKesson Health Solutions focuses on aligning providers and payers through cost and quality initiatives such as care management services and medical management and payment solutions software. From February 2011 through July 2011, and from October 2013 through July 2014, Mr. Csapo focused on personal investments and various community activities.
Joseph G. Flanagan, Age 44, Chief Operating Officer. Mr. Flanagan has served as our chief operating officer since April 2013. From February 2010 to April 2013, Mr. Flanagan served as senior vice president of Worldwide Operations at Applied Materials, Inc., which provides manufacturing solutions for the semiconductor, flat panel display and solar photovoltaic industries. From April 2006 to February 2010, Mr. Flanagan served in various capacities at Nortel Networks, a telecommunication company, including, from March 2009 to February 2010, as president of Nortel Business Services and senior vice president of Global Operations. Mr. Flanagan served most of his career at General Electric where he most recently was general manager of the organization’s Power Controls Division from February 2005 to April 2006. Prior to that, from June 1993 to February 2005, Mr. Flanagan held a number of positions including general manager, operations, GE Consumer and Industrial EMEA; general manager, mergers and acquisitions, GE Digital Energy; and general manager, Industrial Controls.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and the holders of more than 10% of our common stock to file with the SEC initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of our records and written representations by the persons required to file these reports, during the year ended December 31, 2014, the reporting persons complied with all Section 16(a) filing requirements.
Code of Business Conduct and Ethics
Our board of directors has adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code of business conduct and ethics is posted on the Investor Relations section of our website. In addition, we intend to post on our website all disclosures that are required by law or NYSE listing standards concerning any amendments to, or waivers of, our code.
Audit Committee
Our board of directors has established a standing audit committee. Our audit committee assists our board of directors in its oversight of our accounting and financial reporting process and the audits of our financial statements. The current members of our audit committee are Messrs. Logan (chair), Mandl, Kaplan and Wolfson. Our board of directors has determined that each of the members of our audit committee satisfies the requirements for financial literacy under the current requirements of NYSE rules and regulations. Our board of directors has further determined that each of Mr. Logan and Mr. Mandl is an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K. Messrs. Logan, Kaplan and Wolfson have notified the Company that they have decided not to stand for re-election at the Annual Meeting. If re-elected as a Class III director at the Annual Meeting, Mr. Mandl will assume the role of chairman of the audit committee immediately following the Annual Meeting. Our board of directors intends to appoint additional members to the audit committee so that the audit committee consists of at least three members, each of whom satisfies the independence requirements contemplated by Rule 10A-3 under the Exchange Act and one of whom is an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

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
Compensation Objectives and Philosophy
Our executive compensation program aims to attract and retain highly talented executives by providing competitive pay and benefits and to reward our executives for performance that aligns with our operating and strategic goals, with the ultimate objective of increasing stockholder value. The structure of our executive compensation program enables us to provide a competitive total compensation package that ties a portion of each executive’s overall compensation to key corporate financial goals and significant accomplishments.

At least 85% of target total direct executive compensation is in the form of short-term and long-term financial incentives. Both the short-term and long-term incentives are intended to align executives with stockholder interests and the successful execution of long-term strategic plans.

We attract and retain executives by providing a market competitive compensation program consisting of base salary, annual bonus and long-term incentives, coupled with benefits to support health, wellness and other life events. The box below highlights the key considerations behind the development, review and approval of our named executive officers’ compensation.

Objectives
Our named executive officer compensation program is designed to:
• Align the interests of our executives with those of our stockholders
• Pay for performance by rewarding the achievement of our annual and long-term operating and strategic goals
• Recognize individual contributions
• Attract, retain and motivate highly talented individuals who have the breadth and depth of experience to successfully execute our business strategy

In 2014, we continued our focus on restructuring and enhancing our leadership team in an effort to more effectively and efficiently allocate our resources for innovation, growth and improved customer service. This CD&A focuses on the current and former executive officers who served during all or part of 2014:

Dr. Emad Rizk, President and Chief Executive Officer - Dr. Rizk joined Accretive Health as President and Chief Executive Officer in July 2014.
Peter Csapo, Chief Financial Officer and Treasurer - Mr. Csapo joined Accretive Health as Chief Financial Officer and Treasurer in August 2014.
Joseph Flanagan, Chief Operating Officer - Mr. Flanagan joined Accretive Health as Chief Operating Officer in April 2013.
Stephen Schuckenbrock, former President and Chief Executive Officer - Mr. Schuckenbrock joined Accretive Health as President and Chief Executive Officer in April 2013 and resigned from this role in July 2014, when he became an advisor to the new Chief Executive Officer, Dr. Rizk. In October 2014, Mr. Schuckenbrock resigned as an employee of Accretive Health and in May 2015, resigned as a director of Accretive Health.
Sean Orr, former Senior Vice President, Finance and former Chief Financial Officer and Treasurer - Mr. Orr joined Accretive Health in August 2013 as Chief Financial Officer and Treasurer and left this position in August 2014, assuming the position of Senior Vice President, Finance. In December 2014, Mr. Orr resigned as an employee of Accretive Health.

 2014 Performance
Company Achievements
Throughout 2014, we used various elements of our executive compensation program to help focus our named executive officers on restructuring, profitability and current and future growth. During this period, our executives have achieved important goals, including:

•	Implementing various actions to strengthen our foundation, which has improved organizational effectiveness, reduced costs and created a structure to drive customer focus and field engagement.

•	Completing our financial restatement.

•	Making meaningful progress towards remediating our control environment deficiencies by:

◦	Adopting new accounting policies for revenue recognition and software capitalization;

◦	Appointing experienced professionals to key leadership positions;

◦	Establishing a new reporting structure with more clearly defined accountabilities; and

◦	Implementing a new internal reporting model and performance metrics based on cash flow performance.

•	Developing a comprehensive plan to complete the remaining control environment deficiency remediation activities.

•	Stabilizing and upgrading technology infrastructure to prepare for scalable growth.

•	Taking steps to position us to capture growth opportunities within the U.S. healthcare marketplace, including:

◦	Increasing investment in IT - We have invested over one-third of our 2014 information technology budget in technologies to enable us to more seamlessly integrate with customers’ existing technologies.

◦	Simplifying the measurement model - We have made progress in simplifying our model to measure results for customers.

◦
Improving the consistency of results for customers - We have developed a more rigorous and systematic approach to gather and apply the insights we gain from daily operations across the entire customer base.

Linking Pay with Performance
While we have made significant progress in strengthening our foundation, 2014 continued to be a challenging period during which we have fallen short of our financial targets.
Therefore, as a result of our performance in 2014, neither Mr. Schuckenbrock nor Mr. Orr received long-term incentive grants for 2014; however, newly-hired named executive officers received long-term incentives as part of their initial compensation package, and Mr. Flanagan received long-term incentives to encourage retention.

Executive compensation for 2014 was consistent with our compensation objectives and reflects our operating performance, demonstrating our commitment to pay our executives for the performance they deliver.

Overview of 2014 Compensation Decisions and Actions
Factors Guiding Our Decisions
The following factors guided the executive compensation decisions for 2014:

•	Executive compensation program objectives

•	Operating performance

•	Recommendations of the Chief Executive Officer for other named executive officers

•	Advice of an independent compensation consultant

•	Competitive market practices

•	The need to attract critical, top tier talent at a challenging time for our company
Key 2014 Executive Compensation Decisions

We have faced significant business challenges since 2012, which have informed our executive compensation decision making. The compensation decisions made during 2014, as outlined below, demonstrate our commitment to recruit and retain the high caliber executives required to address our company’s challenges, and provide incentives tied to improved financial and stock performance.

2014 was a year of transition as new, highly experienced leadership members were recruited and hired to replace certain key executives, including our Chief Executive Officer. Therefore, the decisions below reflect the compensation decisions made for both the outgoing named executive officers as well as those newly hired.
Base Salary
No increases were made to the base salary of any named executive officers in 2014. Salaries for the newly-hired named executive officers were determined based on competitive compensation data for similar positions and the need to attract leaders with the experience to meet our current business challenges. Starting base salaries for Dr. Rizk and Mr. Csapo are $750,000 and $470,000, respectively.

Annual Cash Incentive Bonus
Based on our performance during 2014, including significant accomplishments critical to the continued viability of the company, the Compensation Committee determined that bonus payouts would be 112% of target for Dr. Rizk, 100% of target for Messrs. Csapo and Flanagan and 65% of target for Mr. Orr and that Mr. Schuckenbrock, who resigned as our Chief Executive Officer in July 2014, would not receive a bonus. Bonus targets for Dr. Rizk and Mr. Csapo were prorated based on their dates of hire in 2014.

Dr. Rizk received a bonus higher than target because of his significant accomplishments in the first six months in his role, including adding experienced healthcare executives to the leadership team, overseeing the completion of key operational changes to support our strategic growth, and leading the completion of our financial restatement.

Note: For 2014, the Annual Cash Incentive Bonus will be paid out to our current named executive officers and all other direct reports of the Chief Executive Officer in restricted stock that vests 1/12 per month over a one-year period, commencing on April 10, 2015, rather than in cash. The number of shares of restricted stock that will be awarded to each individual will equal the amount of the cash incentive bonus to be paid in restricted stock to such individual, divided by the closing trading price of a share of our common stock on the date of grant, which we expect to be in mid-year 2015. This decision was reached primarily to promote retention, and we believe that delivering the 2014 annual bonus through equity adds an additional level of pay-for-performance since its actual value is based on the stock price at the time the executive sells vested shares.

Vice presidents and senior vice presidents (other than the Chief Executive Officer’s direct reports) received half of their award in cash and will receive half in restricted stock, while similar to other years, bonus-eligible employees below the vice president level received their award in cash.

Executives who will receive all or a portion of their 2014 annual bonus in restricted stock will also be awarded additional restricted stock, equal to 20% of the non-cash portion of the annual bonus amount, which will also vest 1/12 per month over a one-year period, commencing on April 10, 2015, to offset the fact that the restricted stock will be provided in lieu of cash, will not be granted until mid-year 2015 and has vesting restrictions as noted above.

Long-Term Incentives
As part of their offers of employment to join Accretive Health, Dr. Rizk and Mr. Csapo each received long-term incentive grants in the form of stock options and restricted shares to provide a significant amount of their total compensation packages as variable pay. These grants are intended to create an immediate alignment between their interests and those of our stockholders, and to provide a powerful incentive to increase the value of our organization and thus our stock price. Dr. Rizk received a stock option grant with a grant date fair value of $12,150,000, a time-based restricted stock award grant with a grant date fair value of $4,490,000 and a performance-based restricted stock grant with a grant date fair value of $3,620,000; Mr. Csapo received a stock option grant with a grant date fair value of $1,221,000 and a restricted stock award with a grant date fair value of $1,630,000.
Flanagan Retention Agreement
As an important incentive for Mr. Flanagan to remain with us during a critical juncture in our Chief Executive Officer transition process, we entered into an amendment to our employment agreement with Mr. Flanagan in April 2014. This arrangement provided for cash and equity compensation elements. The material terms of this agreement are described under "Employment Agreements - Agreement with Mr. Joseph Flanagan" in this Compensation Discussion and Analysis.
Pay-for-Performance Focus
Aligning Pay with Performance
Pay-for-performance is one of the objectives of our executive compensation philosophy. Named executive officers can earn target compensation only to the extent we achieve our corporate goals. Additionally, their actual annual incentive award takes into account their individual performance in supporting several key business objectives. Our incentive compensation program for named executive officers is designed to link total compensation with the achievement of our business goals, some of which are short-term, while others may take several years to achieve.

	Annual Cash Incentive Bonus	Stock Options	Restricted Stock Awards

Short-Term (Cash)
Note: For 2014, the Annual Cash Incentive Bonus for our current named executive officers will be paid out in restricted stock that vests 1/12 per month over a one-year period, commencing on April 10, 2015, rather than in cash. The restricted stock will not be granted until mid-year 2015.
		Long-Term (Equity)	Long-Term (Equity)
Objective	Short-term business performance	Stockholder value creation	Stockholder value creation
Time Horizon	1 Year	Generally vest over 4 years Subject to continued employment with the company, exercisable for up to 10 years	Generally vest over 4 years
Metrics	Specific tactical, strategic and financial business objectives and Individual performance	Stock price	Stock price¹
1As part of Dr. Rizk’s offer of employment, he received half of his restricted stock with performance-based vesting.
Our executive compensation decisions in recent years have been affected by our efforts to build a leadership team that will help ensure our company performs at its highest level. This focus, however, has not changed our strong emphasis on pay-for-performance. While we require competitive compensation packages to attract new leaders who will help Accretive Health perform well both internally and externally, we follow a compensation strategy that heavily emphasizes performance.
For our Chief Executive Officer, this means that a majority of his compensation is in the form of incentive compensation, and the majority of this is focused on delivering long-term performance.
During the leadership transitions we have experienced in recent years, we have made decisions to ensure that the majority of long-term incentives are focused on increasing value to our stockholders as well as our company’s future, leveraging our plans to build stockholder value. By making the greatest portion of our Chief Executive Officer’s compensation package in the form of performance-based pay, with value directly tied to the increase in value of our organization and thus our stock price, we aim to ensure that our executive compensation packages are strongly focused on pay-for-performance, not merely attraction and retention.

The chart below shows the breakdown of Dr. Rizk’s 2014 compensation package, highlighting the emphasis on long-term incentives.

CURRENT CEO 2014 COMPENSATION MIX

3.5%
Salary
20.6%
Time-Based
Restricted Stock
3.5%
Target Bonus
16.6%
Performance-Based
Restricted Stock
55.8%
Stock Options
93% Variable Pay

Consideration of “Say-on-Pay” Vote
Our stockholders approved the non-binding advisory proposal on the compensation of our named executive officers with a 99.8% favorable vote at our annual meeting of stockholders held in 2011, our most recent annual meeting at which such a vote was taken. Based on this approval from stockholders, and in light of the financial restatement activity, the Compensation Committee determined that no changes to our executive compensation program were warranted as a result of the stockholder advisory vote.
Also, at our 2011 annual meeting of stockholders, our stockholders voted to adopt the recommendation of our Board of Directors to conduct future advisory votes on the compensation of our named executive officers every three years. Accordingly, the next stockholder advisory vote on the compensation of our named executive officers is being held at the Annual Meeting.

Determining Executive Compensation
In determining compensation changes for named executive officers from year to year, the Compensation Committee generally focuses on total direct executive compensation, which consists of base salary, annual cash incentive bonus and long-term equity incentive awards.

Factors Guiding Decisions
•	Executive compensation program objectives
•	Company financial performance and important achievements
•	Assessment of leaders’ adherence to company values, their leadership traits and achievement of individual objectives
•	Recommendations of the Chief Executive Officer for other named executive officers
•	Stockholder input through the “say-on-pay” vote
•	Advice of an independent compensation consultant on market and peer group pay practices
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
Our Board of Directors has determined that each of the members of our Compensation Committee is independent as defined under the rules of the New York Stock Exchange. Our Compensation Committee periodically works with an independent compensation consulting firm, Towers Watson, as described in “Role of the Compensation Consultant” below.
Role of Chief Executive Officer
Our Chief Executive Officer annually reviews the performance of each of our other executive officers and, based on these reviews, provides recommendations to the Compensation Committee and the Board of Directors with respect to salary adjustments, annual cash incentive bonus targets and awards, and equity incentive awards.
Our Compensation Committee meets with our Chief Executive Officer annually to discuss and review the Chief Executive Officer’s recommendations regarding executive compensation for our executive officers, excluding the Chief Executive Officer. These recommendations are forwarded to the Board of Directors, which typically meets in executive session to discuss those recommendations before the Compensation Committee makes final decisions regarding our executive officers’ compensation. Our Chief Executive Officer is not present for discussions regarding the Chief Executive Officer’s compensation.
Our Chief Executive Officer is authorized by the Compensation Committee to grant options to employees who are not directors or executive officers of our company and determine the number of shares covered by, and the timing of, option grants. The Board of Directors has, and it exercises, either directly or through its delegation of authority to the Compensation Committee, the ability to materially increase or decrease amounts of compensation payable to our executive officers pursuant to recommendations made by our Chief Executive Officer.
Role of the Compensation Consultant
The Compensation Committee engages an independent compensation consulting firm from time to time to provide advice regarding our executive compensation program and general information regarding executive compensation practices in our industry. At the Compensation Committee’s request, the independent compensation consulting firm, Towers Watson, advised the Compensation Committee in 2014 and provided advice on some, but not all, executive compensation actions and decisions. The Compensation Committee and Board of Directors considered Towers Watson’s advice regarding our executive compensation program and then, ultimately, made their own decisions about these matters.
Executive Compensation Peer Group
The executive compensation peer group is a select group of companies that our Compensation Committee believes are representative of the talent market in which we compete. In 2014, the Compensation Committee considered compensation data from this peer group as one of several inputs to help shape our executive compensation program to make sure we continue to provide total compensation that is competitively positioned in the marketplace. The Compensation Committee has approved the following set of peer companies, which were selected in 2013 based on the following criteria:
•Similar revenues and complexity of business model;
•In the technology, business process outsourcing or healthcare services industries; and
•Publicly traded in the United States.

Our peer group for 2014 consists of the following companies:

2014 Executive Compensation Peer Group
Allscripts Healthcare Solutions athenahealth Catamaran Cerner	Cognizant Technology Solutions Genpact Global Payments Huron Consulting Group MAXIMUS	MedAssets Quality Systems salesforce.com WNS Holdings

While the Board of Directors and Compensation Committee consider peer group data in determining the competitiveness of our executive compensation, it is only one factor taken into consideration when determining the total compensation for our named executive officers. The Board of Directors and Compensation Committee also consider the other factors listed in “Factors Guiding Decisions” above.

Risk Considerations in our Executive Compensation Program
We provide a mix of executive compensation elements, and design such elements, in order to discourage management from assuming excessive risk. We believe that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on our business. In addition, the Compensation Committee believes that the mix and design of the components of executive compensation do not encourage management to assume excessive risks.

Elements of the Executive Compensation Program
The following table describes how elements of compensation are intended to satisfy our executive compensation objectives.

	Purpose	Type of Compensation	Link to Program Objectives
Base Salary	Fixed level of cash compensation to attract and retain key talent in a competitive marketplace	Cash	●	Determined based on evaluation of individual’s experience, position, current performance, internal pay equity, peer group compensation data and external market competitive data
Annual Cash Incentive Bonus	Target incentive opportunity (set as a percentage of base salary) that encourages executives to achieve annual company operating plan goals
Cash
Note: For 2014, the Annual Cash Incentive Bonus for our current named executive officers will be paid out in restricted stock that vests 1/12 per month over a one-year period, commencing on April 10, 2015, rather than in cash.
			●	Provides compensation based on achievement of our operating plan goals, as well as individual performance against specific corporate objectives
			●	No minimum guaranteed payout
Long-Term Equity Incentive Awards	Helps ensure executive compensation is directly linked to the achievement of our long-term objectives	Long-Term Equity	●	Provides our named executive officers with a strong link to our long-term performance by enhancing their accountability for long-term decision making
	Creates an ownership culture by aligning the interests of our named executive officers with the creation of value for our stockholders Furthers our goal of executive retention		●	Delivered through stock options and/or restricted stock awards
			●	Time-based awards generally vest ratably over a four-year period; Performance-based awards vest at the end of an applicable performance period based on the achievement of performance goals
Benefits	Important element of a total rewards program and helps attract and retain executive talent	Benefit	●
Same broad-based benefits that are provided to all employees, including our 401(k) retirement plan, a medical care plan, vacation, short- and long-term disability coverage and standard company holidays

			●	Our named executive officers do not receive a matching 401(k) contribution from Accretive Health
Change of Control Benefits	Attracts and retains employees in a competitive market	Benefit	●	Combination of “single trigger” and “double trigger” vesting, along with severance
Employment Agreements	Ensures continued dedication of employees in case of personal uncertainties or risk of job loss Provides confidentiality and non-compete protections	Benefit	●	Specific for the individual

Analysis of 2014 Compensation Decisions

Base Salary
Base salary represents 25% or less of the target pay opportunity for our Chief Executive Officer’s and other named executive officers. We use competitive base salaries to attract and retain qualified talent to help us achieve our growth and performance goals. Base salaries take into account a named executive officer’s experience, knowledge and responsibilities. The independent compensation consultant periodically provides the Compensation Committee with analyses of competitive salary ranges for the named executive officer positions, based in part on peer group compensation data.

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

Salaries for the new executive team members, including named executive officers Dr. Rizk and Mr. Csapo, were determined based on competitive market data for similar positions and the need to attract leaders with the experience to meet our current business challenges. Individual negotiations during the recruiting and hiring process were a substantial factor in determining base salaries, which reflected the significant business challenges facing our company at the time.

	Base Salary (Annualized)
	2013 Salary	2014 Salary	Percent Change
Emad Rizk	N/A	$750,000	N/A
Peter Csapo	N/A	$470,000	N/A
Joseph Flanagan	$595,000	$595,000	0%
Stephen Schuckenbrock[1]	$595,000	$595,000	0%
Sean Orr[2]	$450,000	$450,000	0%

[1]	Mr. Schuckenbrock resigned as an employee in October 2014 and as a member of our
Board of Directors in May 2015.
2 Mr. Orr resigned as Chief Financial Officer in August 2014 and as an employee in December 2014.

Annual Cash Incentive Bonus
We maintain an annual cash incentive bonus program in which each of our named executive officers participates. These annual cash incentive bonuses are intended to compensate our named executive officers for achievement of corporate goals, as well as individual performance in the areas of:
•Economic and financial contributions
•Operations
•Customer satisfaction
•Business development
•Organizational and leadership development

Driving Performance
The annual cash incentive bonus program rewards our named executive officers for their individual and collective contributions towards our corporate objectives including:
•Building operational excellence across sites
•Driving operational efficiencies and reducing cost
•Creating a sustainable infrastructure to serve customers
•Ensuring 100% of sites have specific action plans to support Net Promoter Score (NPS) improvements
•Implementing best practices across multiple hospitals focused on patient satisfaction
•Driving significant improvement in shared services capabilities

Annual Cash Incentive Bonus Design

•	Our annual cash incentive bonus awards have varied significantly from year to year, and we expect that they will continue to vary, depending on actual corporate and individual performance results.

•
At the beginning of each year, our Board of Directors establishes our corporate financial and operational goals and through the Compensation Committee, individual incentive bonus targets for our executive officers. The goals established by the Board of Directors are based on our historical operating results and growth rates, as well as our expected future results, and are designed to require significant effort and operational success on the part of our named executive officers and Accretive Health. However, during the course of the year, the Board of Directors and our Compensation Committee may (based in part on recommendations of our Chief Executive Officer, with respect to our other named executive officers) adjust such goals as they deem appropriate.

•
In addition to corporate goals, each named executive officer is also responsible for setting individual performance goals at the beginning of each year. The goals are based on the executive’s role and responsibilities and are designed to help drive our success.

•
Each named executive officer’s initial target annual bonus is established upon commencement of employment as part of the executive’s overall compensation package. The target annual bonus amount is then reviewed and may be adjusted in each subsequent year, if appropriate, based on external market data to ensure that the values reflect external competitiveness and internal equity. The Compensation Committee’s independent compensation consultant, using the same approach as described for annual base salary, periodically reviews the competitive range for annual cash incentive pay for our Chief Executive Officer and each other named executive officer (which is set as a percentage of annual base salary) and provides such data to the Compensation Committee, which determines annual bonus targets.

•
If growth and performance expectations for corporate and individual performance are exceeded, bonuses above target can be awarded. If they are not met, then bonuses below target, or no bonuses at all, may be awarded. Prior years’ performance and corresponding bonus award levels are considered when setting bonus targets. We believe this helps to calibrate incentive compensation with our performance.

•
The Compensation Committee approves actual annual cash incentive bonus payouts, which are based on input from our Chief Executive Officer in the case of named executive officers other than the Chief Executive Officer. There are no minimum or maximum payout levels, and our Compensation Committee has broad discretion to make adjustments to the awards.

Note: For 2014, the Annual Cash Incentive Bonus will be paid out to our current named executive officers in restricted stock that vests 1/12 per month over a one-year period, commencing on April 10, 2015, rather than in cash. The number of shares of restricted stock that will be awarded to each individual will equal the amount of the cash incentive bonus to be paid in restricted stock to such individual, divided by the closing trading price of a share of our common stock on the date of grant, which we expect to be in mid-year 2015. Additional restricted stock, equal to 20% of the non-cash bonus amount, which will also vest 1/12 per month over a one-year period, commencing on April 10, 2015, will be awarded to offset the fact that restricted stock will be provided in lieu of cash, will not be granted until mid-year 2015 and has vesting restrictions as noted above.

2014 Annual Cash Incentive Target Bonus Decisions
For 2014, the Compensation Committee based annual cash incentive bonus decisions on both achievement of individual goals, as well as progress towards the following corporate goals. These goals were designed to help us build critical infrastructure and consistent operational execution capability to support sustainable growth in the future.

Goal
Operations and Technology
• Build and deliver multi-year profitability roadmap
• Achieve significant improvement in customer satisfaction as measured by Net Promoter Score
• Launch upgraded claims-denial reduction program
• Deliver reduction in customers’ operations costs as measured by growth in Net Operating Fees
• Achieve improvements in shared service center penetration rate and capabilities
• Develop integrated operations and technology scorecard metrics for 2014

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
People and Customers
• Roll out company-wide talent management process, including specific focus on site talent and succession
• Continue to build critical skills with focus on customer-facing roles and sales
• Review organizational structures to help ensure proper alignment

Based on our 2014 performance results, the Compensation Committee approved a company-wide bonus pool equal to 85% of the target amount and, in February 2015, approved bonus awards to our named executive officers that ranged from 0% to 112% of target amounts.

Basis for 85% Bonus Pool Funding for 2014
Factors Considered by the Compensation Committee in Determining the Bonus Pool

•	New leadership team established mid-year and made meaningful contributions during such time

•	Our company was continuing to overcome significant issues from the past

•	Our company continued to work on, and made progress towards the completion of, our financial restatement

•Sales performance fell below expectations

 Important Achievements

•	Completed our financial restatement and made meaningful progress towards remediating our control environment deficiencies

•	Improved performance for existing customers

◦	Significant year-over-year improvement in operating performance for our customers

◦	Simplified the measurement model with which we measure economic value for our customers

◦
Completed the development of a catalogue of our operational standards, which catalogs how we create value for our customers and defines the operational standard by which we measure our operational performance

◦	Successfully launched critical functionality in our technology platforms aimed at improving integration with our customers’ patient accounting systems

◦	Double digit improvement in customer satisfaction, as measured by Net Promoter Scores (NPS)

•	Completed restructuring actions resulting in meaningful cost reduction and improvements in organizational effectiveness

•	Made significant improvements to shared services capabilities, including in our India operations, and completed the development and approval of our geographic footprint optimization plan.
In determining these award levels for our named executive officers, the Compensation Committee took into account additional factors beyond company performance and individual goals, including that, although key members of the leadership team had been in place only for a partial year, achievements had been made in solidifying relationships with our customers, adding experienced healthcare executives to the leadership team, and overseeing the completion of key operational changes to support our strategic growth.
The table below shows the annual target for 2014 and actual bonus payments for 2014 for each named executive officer:

2014 Annual Cash Incentive Bonus
Note: For 2014, the Annual Cash Incentive Bonus for current named executive officers will be paid out in restricted stock that vests 1/12 per month over a one-year period, commencing on April 10, 2015, rather than in cash

	Target Award Opportunity	Target as a % of Base Salary	Actual Bonus Awarded
Emad Rizk[1]	$750,000	100%	$350,000
Peter Csapo[1]	$376,000	80%	$156,670
Joseph Flanagan	$595,000	100%	$595,000
Stephen Schuckenbrock	$595,000	100%	$0
Sean Orr	$350,000	78%	$227,500
1 2014 target bonus was prorated based on the number of months of employment during the calendar year.
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

Equity Incentive Awards
Our equity incentive award program is the primary vehicle for offering long-term incentives to our named executive officers. Equity incentive awards to our named executive officers may be made in the form of restricted stock and/or stock options. Although we do not have any equity ownership guidelines or requirements for our named executive officers, we believe that equity incentive awards:

◦	Provide our named executive officers with a strong link to our long-term performance by enhancing their accountability for long-term decision making;

◦	Help balance the short-term orientation of our annual cash incentive bonus program;

◦	Create an ownership culture by aligning the interests of our named executive officers with the creation of value for our stockholders; and

◦	Further our goal of executive retention.
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
Stock Options
Stock options are a performance-based compensation component that only provides value when the market price exceeds the exercise price, tying executive compensation to stock price value and stockholder appreciation. Stock option grant date value is estimated using the Black-Scholes method of stock option valuation. Information about Accretive Health’s Black-Sholes valuation is presented as part of the summary compensation tables. Stock options are generally granted with a four-year vesting period, vesting ratably on each of the first four anniversaries of the applicable grant date.

Restricted Stock Awards
Restricted stock awards are time-based or performance-based. Time-based restricted stock awards generally vest ratably over four years. Time-based restricted stock awards are valued on an actual basis and their valuation is presented as part of the summary compensation tables.

Performance-based restricted stock awards vest at the end of the applicable performance period, subject to the achievement of specified stock price goals. Performance-based restricted stock awards are valued on an actual basis (assuming that the applicable performance target has been fully achieved).

2014 Equity Incentive Decisions
In connection with their offers of employment, Dr. Rizk and Mr. Csapo each received long-term incentive grants in the form of stock options and restricted stock in 2014, as specified below. These initial grants were determined as the result of a negotiating process, the need for highly skilled and experienced executives to address significant organizational and performance challenges and to provide a substantial incentive to significantly increase the value of the organization, and advice from our independent compensation consultant. These grants were awarded outside the 2010 Plan as employment inducement grants.

As a result of Mr. Flanagan’s revised employment terms, the Board granted him a one-time long-term incentive grant of stock options and restricted stock in April 2014, which was contingent upon the approval by our stockholders of an amendment to the 2010 Plan increasing the number of shares authorized for issuance under our

2010 Plan to an amount sufficient to cover these grants. Since this contingency was not realized, this stock grant was terminated and, in lieu thereof, pursuant to the terms of Mr. Flanagan’s amended employment agreement, Mr. Flanagan became entitled to receive cash payments based on the value that the stock grants would have had on each intended vesting date. The material terms of this agreement are described under "Employment Agreements - Agreement with Mr. Joseph Flanagan" in this Compensation Discussion and Analysis.

No other long-term incentives were granted to named executive officers in 2014.

	2014 Long-Term Incentive Awards
	Number of Stock Options	Exercise Price	Value of Stock Options	Number of Restricted Stock Awards	Value of Restricted Stock Awards
Emad Rizk Performance-Based¹	—	—	—	500,000	$3,620,000
Emad Rizk Time-Based¹	2,700,000	$8.98	$12,150,000	500,000	$4,490,000
Peter Csapo²	300,000	$8.15	$1,221,000	200,000	$1,630,000
Joseph Flanagan³	500,000	$8.05	$2,025,000	300,000	$2,415,000
Stephen Schuckenbrock[4]	—	—	$15,000	—	—
Sean Orr	—	—	—	—	—
1Dr. Rizk’s stock options vest in equal annual installments over four years. Half of his restricted stock vests in equal annual installments over four years and the remaining half vests based on a stock price performance goal achievement of $17.96 (which represents two times the closing price of a share of Accretive Health’s common stock on the grant date), which must be equaled or exceeded for at least 20 consecutive trading days.

[2]	Mr. Csapo’s stock options and restricted shares vest in equal annual installments over four years.

[3]
Mr. Flanagan’s stock options and restricted shares were intended to vest in equal monthly installments over two years, however this equity grant was terminated by its terms on December 31, 2014 as a result of a condition to the grant not being satisfied and, in lieu thereof, pursuant to the terms of Mr. Flanagan’s amended employment agreement, Mr. Flanagan became entitled to certain cash payments based on the value that the stock grants would have had on each intended vesting date.

[4]	Mr. Schuckenbrock received a stock option grant as a member of the Board of Directors, consistent with our Board of Directors compensation policy.

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

Employment Agreements
Agreement with Dr. Emad Rizk
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

◦	The stock option generally will vest in equal annual installments over four years following the grant date, subject to continued service with our company.

◦
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

Agreement with Mr. Peter Csapo
In connection with his appointment to Chief Financial Officer and Treasurer, in August 2014, we and Mr. Csapo entered into an offer letter agreement that provides him the following:

•	Annual base salary of $470,000;

•	Annual target bonus opportunity of at least 80% of base salary;

•	Eligibility to participate in the employee benefit programs generally available to senior executives of our company; and

•
 A non-statutory stock option to purchase up to 300,000 shares of our common stock at a per share exercise price equal to the closing price of our common stock on the grant date, and a restricted stock award for 200,000 shares of our common stock, both of which will vest in equal annual installments over four years following the grant date, subject to continued service with us. These incentive equity grants were issued outside of our 2010 Plan as employment inducement grants in accordance with the rules of the New York Stock Exchange.

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

•
A pro-rata portion (based on the number of days that Mr. Csapo was employed by us following the anniversary of the grant date immediately preceding the date of such termination, or following the grant date if such termination occurs prior to the first anniversary of the grant date, divided by 365) of the unvested portion of his incentive equity awards outstanding at the time of termination that would have become vested and exercisable (as applicable) on the anniversary of the grant date immediately following the date of such termination had such termination not occurred will become vested and exercisable (as applicable) as of the date of such termination;

•
In the case of such termination upon or within the 90 days immediately preceding, or within one year following, the occurrence of a “change in control” (as defined in the offer letter agreement) of our company, full accelerated vesting of the outstanding, unvested portion of his incentive equity awards.

Agreement with Mr. Joseph Flanagan
In connection with his appointment to Chief Operating Officer, in April 2013, we and Mr. Flanagan entered into an offer letter agreement that provides him the following:

•	Annual base salary of $595,000;
•Annual target bonus opportunity of at least 100% of base salary;
•A $400,000 sign-on bonus;

•
A one-time payment of $30,000 (less required deductions) for relocation expenses in addition to relocation expense benefits commensurate with his position in accordance with our relocation program (the additional relocation expense benefits amounted to $266,680 and included reimbursement for expenses and losses incurred in connection with the move from Singapore);

•	Eligibility to participate in the employee benefit programs generally available to our senior executives; and

•
A non-statutory stock option to purchase up to 800,000 shares of our common stock at a per share exercise price equal to the closing price of the common stock on the grant date, and a restricted stock award for 400,000 shares of our common stock, both of which generally vest in equal monthly installments over 48 months, subject to continued service with us. These incentive equity awards were issued outside of our 2010 Plan as employment inducement grants in accordance with the rules of the New York Stock Exchange. One-half of the unvested portion of these incentive equity awards will be subject to accelerated vesting upon the occurrence of a “change in control” (as defined in the offer letter agreement) of our company while Mr. Flanagan remains employed.

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

 As an incentive for Mr. Flanagan to remain with Accretive Health during a critical juncture during our Chief Executive Officer transition process in 2014, we amended his employment terms in April 2014 to provide him the following additional compensation and benefits:

•	Monthly supplemental cash retention bonus of $25,000 for the duration of Mr. Flanagan’s employment;

•	One-time cash retention bonus of $1,700,000, payable on April 29, 2016, which is the second anniversary of the date on which the agreement was signed;

•
Retention equity awards of a one-time non-statutory stock option to purchase up to 500,000 shares of our common stock at a per share exercise price equal to the closing price of our common stock on the grant date, and 300,000 shares of restricted stock, which incentive equity awards were subject to ratable vesting on a monthly basis over a two-year period, and also subject to the approval by our stockholders, prior to December 31, 2014, of an amendment to our 2010 Plan increasing the number of shares authorized for issuance under our 2010 Plan to an amount sufficient to cover these grants (which approval was not received);

Since our stockholders did not approve the amendment to our 2010 Plan described above prior to December 31, 2014, Mr. Flanagan’s incentive equity awards described above terminated, and in lieu thereof, Mr. Flanagan became entitled to receive a Replacement Cash Award consisting of cash payments from us following each date that any portion of such incentive equity grants would have vested (had such grant not terminated) equal to the value of each option (based on the difference between the exercise price and the closing price of our common stock on the applicable vesting date) and each share of restricted stock (based on the closing price of our common stock on the applicable vesting date) that would have otherwise vested on such date.

•
In the event that Mr. Flanagan’s employment is terminated by us without “cause” or by Mr. Flanagan for “good reason” (each, as defined in Mr. Flanagan’s employment offer letter agreement), 100% of the then unpaid portion of Mr. Flanagan’s Replacement Cash Award will become payable by us within sixty (60) days of such termination (with the value of that payment being determined based on the closing price of our common stock on the date of such termination rather than the applicable vesting date);

•
In the event of a “change in control” (as defined in Mr. Flanagan’s applicable incentive equity award agreements), 50% of the then unpaid portion of Mr. Flanagan’s Replacement Cash Award will be payable by us upon such change in control (with the value of that payment being determined based on the closing price of our common stock on the date of such change in control rather than the applicable vesting date) and the remaining 50% of the Replacement Cash Award will remain payable by us on the originally contemplated payment schedule (with the accelerated portion of the payment being applied pro-rata to each remaining installment);

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

Agreement with Mr. Stephen Schuckenbrock
In connection with his appointment to Chief Executive Officer, in April 2013, we and Mr. Schuckenbrock entered into an offer letter agreement, as amended in May 2015, that provided him the following:

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

◦
The stock option will vest and become exercisable on a ratable monthly basis over 48 months based on continued service to our company (including service as a member of our Board of Directors), subject to acceleration in specified circumstances, and will expire on the tenth anniversary of grant. The stock option was issued outside of our 2010 Plan as an employment inducement grant in accordance with the rules of the New York Stock Exchange.

As previously noted, Mr. Schuckenbrock terminated his service as an employee in October 2014 and as a member of our board of directors in May 2015. In connection with Mr. Schuckenbrock’s voluntary resignation from the Board, the stock option became subject to the following treatment:

•
The vested portion of the stock option as of the termination date will remain exercisable for the remaining term of the stock option, and the unvested portion of the stock option as of the termination date will continue to vest and become exercisable in accordance with the original vesting schedule of the stock option described above.

Agreement with Mr. Sean Orr
In connection with his appointment to Chief Financial Officer and Treasurer, in August 2013, Mr. Orr and Accretive Health entered into an offer letter agreement that provided him the following:

•	Annual base salary of $450,000;

•	Annual target bonus opportunity of $350,000;

•	One-time transition bonus of $50,000 and relocation benefits commensurate with his position in accordance with the company relocation program;

•	Eligibility to participate in the employee benefit programs generally available to senior executives of our company; and

•	A non-statutory stock option to purchase up to 300,000 shares of our common stock at a per share exercise price equal to the closing price of our common stock on the grant date.

◦	The award generally vested 25% each year over four years, subject to continued service with us. Vesting of this award ceased on December 30, 2014.
Had Mr. Orr’s employment been terminated by us without cause (as defined in his agreement), in addition to any earned but unpaid salary and his accrued and vested benefits under the employee benefit programs which are payable upon any termination of employment, Mr. Orr would have also been entitled to receive continued salary and health benefits for a period of 12 months following the date of such termination, subject to Mr. Orr’s timely execution of a general release of claims in favor of us and our affiliates. In connection with Mr. Orr’s resignation as our Chief Financial Officer and assumption of the role of Senior Vice President, Finance, on August 6, 2014, we agreed that Mr. Orr would be entitled to the same severance benefits in the event of his voluntary resignation from our company. Mr. Orr resigned from the company effective as of December 30, 2014.

Confidentiality and Non-Disclosure Agreements
As a condition to employment, each named executive officer entered into a confidentiality and non-disclosure agreement with us. Under these agreements, each named executive officer has agreed:

•	not to solicit our employees and customers during his or her employment and for a period of 18 months after the termination of employment;

•	not to compete with us during his or her employment and for a period of 12 months after the termination of employment;

•	to protect our confidential and proprietary information; and

•	to assign to us intellectual property developed during the course of his or her employment.
Severance and Change-of-Control Arrangements
Change-of-control incentives can encourage our executives to objectively evaluate potential transactions that may be in stockholders’ best interests, further aligning the interests of our executives with those of our stockholders. We have designed our change-of-control compensation provisions to:

•	Protect the compensation already earned by executives and help ensure they will be treated fairly in the event of a change of control, and

•	Help ensure the retention and focus of key executives who are critical to ongoing operations of Accretive Health.
We have employment agreements with each of Emad Rizk, our Chief Executive Officer, Peter Csapo, our Chief Financial Officer, and Stephen Schuckenbrock, our former Chief Executive Officer and a member of our Board of Directors, that provide for “double trigger” benefits in connection with a change of control of our company together with the termination of employment and an employment agreement with Joseph Flanagan, our Chief Operating Officer, that provides for both “single trigger” and “double trigger” benefits in connection with a change in control of our company together (with respect to the “double trigger” benefits) with the termination of Mr. Flanagan’s employment. Details of these agreements are listed under “Employee Agreements.”
Deductibility of Executive Compensation
Section 162(m) of the Internal Revenue Code generally disallows a tax deduction for compensation in excess of $1.0 million paid to our Chief Executive Officer and our three other officers (other than our Chief Executive Officer and our Chief Financial Officer), whose compensation is required to be reported to our stockholders pursuant to the Exchange Act by reason of being among the three other most highly-paid executive officers. Qualifying performance-based compensation is not subject to the deduction limitation if specified requirements are met. Our Board of Directors or Compensation Committee may, in their judgment, authorize compensation payments that are not exempt under Section 162(m) when they believe that such payments are appropriate to attract and retain executive talent.

Summary Compensation Table
The following table sets forth information regarding compensation earned by our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards (1) ($)		Option Awards (1) ($)		Non-Equity Incentive Plan Compensation (2) ($)	All Other Compensation ($)		Total ($)
Dr. Emad Rizk (3)	2014	$338,835	—		$8,110,000		$12,150,000		—	—		$20,598,835
President and Chief Executive Officer
Peter P. Csapo (4)	2014	$183,590	—		$1,630,000		$1,221,000		—	$40,726	(8)	$3,075,316
Chief Financial Officer and Treasurer
Joseph Flanagan (5)	2014	$595,000	$200,000	(9)	$2,415,000	(11)	$2,195,000	(11)	—	$735,777	(12)	$6,140,777
Chief Operating Officer	2013	$345,175	$400,000	(10)	$4,588,000		$4,392,000		$277,667	$312,935	(12)	$10,315,777
Stephen Schuckenbrock (6)	2014	$450,827	—		—		—		—	$54,760	(13)	$505,587
Former President and Chief Executive Officer	2013	$422,054	—		—		$15,941,867		$312,375	$62,961	(13)	$16,739,257
Sean Orr (7)	2014	$452,145	—		—		$39,000	(15)	$227,500	$475,896	(14)	$1,194,541
Former Senior Vice President, Finance and Former Chief Financial Officer and Treasurer	2013	$158,654	$50,000		—		$1,494,000		$81,667	$112,561	(14)	$1,896,882

(1)
Valuation of these option and stock awards is based on the dollar amount of share-based compensation expense that we recognized for financial statement reporting purposes in 2013 and 2014 computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC 718, excluding the impact of estimated forfeitures related to service-based vesting conditions. These amounts do not represent the actual amounts paid to or realized by the named executive officer during 2013 and 2014. The assumptions used by us with respect to the valuation of option awards are the same as those set forth in Note 5, Share-Based Compensation, to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)
Represents payments to named executive officers under our annual cash incentive bonus program. The payouts under the annual cash incentive bonus program for 2014 to our current named executive officers will be paid out in restricted stock that vests 1/12 per month over a one-year period, commencing on April 10, 2015, rather than in cash. The number of shares of restricted stock that will be awarded to each individual will equal to the amount of the cash incentive bonus to be paid in restricted stock to such individual, divided by the closing trading price of a share of our common stock on the date of grant, which we expect to be made in mid-year 2015. Additional restricted stock, equal to 20% of the non-cash bonus amount, which will also vest 1/12 per month over a one-year period, commencing on April 10, 2015, will be awarded to offset the fact that restricted stock will be provided in lieu of cash, will not be granted until mid-year 2015 and has vesting restrictions as noted above.

(3)	Dr. Rizk joined our company on July 21, 2014.
(4)	Mr. Csapo joined our company on August 12, 2014.
(5)	Mr. Flanagan joined our company on April 29, 2013.
(6)
Mr. Schuckenbrock joined our company on April 3, 2013. Mr. Schuckenbrock resigned from his position on July 9, 2014, effective July 21, 2014. Mr. Schuckenbrock continued to serve as a director of the company throughout 2014.

(7)
Mr. Orr joined our company on August 24, 2013. Mr. Orr resigned from his position on August 6, 2014, effective August 12, 2014. Mr. Orr continued to serve as a Senior Vice President of the company until December 30, 2014.

(8)	This amount for Mr. Csapo is comprised of the following: temporary living expenses:, $12,198; tax gross-up payments, $3,993; and compensatory travel and entertainment expenses and taxes, $24,535.

(9)	This amount represents Mr. Flanagan’s monthly supplemental cash retention bonus, as described in the summary of his employment agreement above.
(10)	This amount represents Mr. Flanagan’s sign-on bonus, as described in the summary of his employment agreement above.
(11)
Since our stockholders did not approve the amendment to our 2010 Plan described above prior to December 31, 2014, Mr. Flanagan’s incentive equity awards described above terminated, and in lieu thereof, Mr. Flanagan became entitled to receive cash payments from the company following each date that any portion of such stock award and option award that would have otherwise vested equal to the value of each share of restricted stock (based on the closing price of the company's common stock on the applicable vesting date) and option award (based on the difference between the exercise price and the closing price of the company's common stock on the applicable vesting date). These cash payments will be reported in the Summary Compensation Table in the proxy statement for the 2016 Annual Meeting of Stockholders. This amount includes $170,000 in incremental fair value computed in accordance with ASC 718 related to the modification of Mr. Flanagan's vested options to extend the exercise period of such vested options in connection with his amended employment agreement.

(12)
For 2014, this amount for Mr. Flanagan represents the following: relocation benefits, $503,766; tax gross-up, $76,784; household goods, $56,602; legal expenses, $50,000; temporary living expenses, $48,000; payments for educational consulting services, $625. For 2013, this amount for Mr. Flanagan represents relocation benefits.

(13)
For 2014, this amount for Mr. Schuckenbrock represents the following: director fees, $15,000; relocation benefits, $14,829; compensatory travel and entertainment expenses and taxes, $24,931. For 2013, this amount for Mr. Schuckenbrock represents the aggregate incremental cost to our company for reimbursing Mr. Schuckenbrock for travel, lodging and related expenses for the commute between his residence and our company’s headquarters in Chicago.

(14)
For 2014, this amount represents the following: separation payments - 12 months of salary continuation payments in the aggregate amount of $450,000 in connection with Mr. Orr’s termination of employment effective as of December 30, 2014; 12 months of benefits continuation in the aggregate amount of $10,209 in connection with Mr. Orr’s termination of employment effective as of December 30, 2014; reimbursement for household goods, $3,420; tax gross-up payments, $5,170; car lease payments - $6,029; temporary living expenses, $806; carry costs on property owned by Mr. Orr, $262. For 2013, this amount for Mr. Orr represents expenses incurred as part of relocation benefits paid in 2013.

(15)
This amount represents $39,000 in incremental fair value for computed in accordance with ASC 718 related to the modification of Mr. Orr's vested options to extend the exercise period of such vested options in connection with his resignation from the company on December 30, 2014.

Grants of Plan-Based Awards in 2014

The following table sets forth information regarding grants of compensation in the form of plan-based awards made during 2014 to our named executive officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#) (4)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Dr. Emad Rizk	N/A	$—	$338,835	$—
	7/21/2014				—	500,000					$3,620,000
	7/21/2014							500,000			$4,490,000
	7/21/2014								2,700,000	$8.98	$12,150,000
Peter P. Csapo	N/A	$—	$146,872	$—
	8/12/2014							200,000			$1,630,000
	8/12/2014								300,000	$8.15	$1,221,000
Joseph Flanagan	N/A	$—	$595,000	$—
	4/29/2014							300,000			$2,415,000
	4/29/2014								500,000	$8.05	$2,025,000
Stephen Schuckenbrock	N/A	$—	—	—
Sean Orr	N/A	$—	$350,000	$—

(1)
Actual annual cash incentive bonuses paid under the annual cash incentive bonus program for 2014 will be paid out in restricted stock that vests 1/12 per month over a one-year period, commencing on April 10, 2015, rather than in cash. The number of shares of restricted stock that will be awarded to each individual will equal the amount of the cash incentive bonus to be paid in restricted stock to such individual, divided by the closing trading price of a share of our common stock on the date of grant. Additional restricted stock, equal to 20% of the non-cash bonus amount, which will also vest 1/12 per month over a one-year period, commencing on April 10, 2015, will be awarded to offset the fact that restricted stock will be provided in lieu of cash, will not be granted until mid-year 2015 and has vesting restrictions as noted above. These grants of restricted stock will be reflected in the “Summary Compensation Table” in the proxy statement for the 2016 Annual Meeting of Stockholders. There are no minimum or maximum payout levels, and our board of directors has broad discretion to make adjustments to the awards based on the factors discussed under the caption “Annual Cash Incentive Bonus.”

(2)
For Dr. Rizk, these performance-based restricted shares vest based on a stock price performance goal of two times the closing price of a share of our common stock on the grant date, which must be equaled or exceeded for at least 20 consecutive trading days based on the average closing price for such 20-consecutive trading day period.

(3)
For Dr. Rizk and Mr. Csapo, these restricted shares vest in equal installments over four years following the respective grant dates, subject to continued service with our company. For Mr. Flanagan, these restricted shares vest on a monthly basis over a two year period, subject to the approval by our stockholders of an amendment to our 2010 Plan increasing the number of shares authorized for issuance under our 2010 Plan to an amount sufficient to cover these grants. Since our stockholders did not approve the amendment to our 2010 Plan described above prior to December 31, 2014, Mr. Flanagan’s incentive equity awards described above terminated, and in lieu thereof, Mr. Flanagan became entitled to receive cash payments from the company following each date that any portion of such stock award that would have otherwise vested equal to the value of each share of restricted stock (based on the closing price of the company's common stock on the applicable vesting date).

(4)
For Dr. Rizk and Mr. Csapo, these stock options vest in equal installments over four years following the respective grant dates, subject to continued service with our company. For Mr. Flanagan, these stock options vest on a monthly basis over a two year period, subject to the approval by our stockholders of an amendment to our 2010 Plan increasing the number of shares authorized for issuance under our 2010 Plan to an amount sufficient to cover these grants. Since our stockholders did not approve the amendment to our 2010 Plan described above prior to December 31, 2014, Mr. Flanagan’s incentive equity awards described above terminated, and in lieu thereof, Mr. Flanagan became entitled to receive cash payments from the company following each date that any portion of such stock option award that would have otherwise vested equal to the value of each share of option award (based on the difference between the exercise price and the closing price of the company's common stock on the applicable vesting date).

Outstanding Equity Awards at December 31, 2014

The following table sets forth information regarding stock options and stock awards held by our named executive officers as of December 31, 2014.

	Option Awards						Stock Awards
										Equity Incentive Plan Awards:
	Number of Securities Underlying Unexercised Options (#) exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)		Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Dr. Emad Rizk	—		2,700,000	(1)	$8.98	7/21/2024
							500,000	(2)	$3,430,000
										500,000	(3)	$3,430,000
Peter P. Csapo	—		300,000	(4)	$8.15	8/12/2024
							200,000	(5)	$1,372,000
Joseph Flanagan	—		500,000	(6)	$8.05	4/29/2024
							300,000	(6)	$2,058,000
	300,000	(7)	500,000	(7)	$11.47	6/3/2023
							250,000	(8)	$1,715,000
Stephen Schuckenbrock	1,209,900	(9)	1,693,901	(9)	$9.56	4/2/2023
Sean Orr	75,000	(10)	—		$9.94	8/26/2023

(1)	These options were granted on July 21, 2014 and vest in equal annual installments over four years, beginning one year from the date of grant, based on continued employment.
(2)	These restricted shares were granted on July 21, 2014 and vest in equal annual installments over four years, beginning one year from the date of grant, based on continued employment.
(3)
These performance-based restricted shares were granted on July 21, 2014 and vest based on a stock price performance goal of two times the closing price of a share of our common stock on the grant date, which must be equaled or exceeded for at least 20 consecutive trading days based on the average closing price for such 20-consecutive trading day period.

(4)	These options were granted on August 12, 2014 and vest in equal annual installments over four years, beginning one year from the date of grant, based on continued employment.
(5)	These restricted shares were granted on August 12, 2014 and vest in equal annual installments over four years, beginning one year from the date of grant, based on continued employment.
(6)
Since our stockholders did not approve the amendment to our 2010 Plan described above prior to December 31, 2014, Mr. Flanagan’s incentive equity awards described above terminated, and in lieu thereof, Mr. Flanagan became entitled to receive cash payments from the company following each date that any portion of such stock award and option award that would have otherwise vested equal to the value of each share of restricted stock (based on the closing price of the company's common stock on the applicable vesting date) and option award (based on the difference between the exercise price and the closing price of the company's common stock on the applicable vesting date).

(7)	These options were granted on June 3, 2013 and vest in equal monthly installments over four years, beginning one month from date of grant, based on continued employment.
(8)	These restricted shares were granted on June 3, 2013 and vest in equal monthly installments over four years, beginning one month from date of grant, based on continued employment.
(9)
These options were granted on April 2, 2013 and vest in equal monthly installments over four years, beginning on the date of grant notwithstanding Mr. Schuckenbrock's termination of employment and board service.

(10)
These options were granted on August 26, 2013 and represent the portion of Mr. Orr’s stock option award that was vested as of December 30, 2014, the date of termination of his employment. Pursuant to our agreement with Mr. Orr, the time period in which Mr. Orr may exercise his stock options has been extended.

Option Exercises and Stock Vested
The following table sets forth information regarding stock acquired upon vesting by our named executive officers during the fiscal year ended December 31, 2014. No stock options were exercised during the fiscal year ended December 31, 2014.

Stock Awards (1)
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Dr. Emad Rizk	—	—
Peter Csapo	—	—
Joseph Flanagan (3)	100,008	814,065
Stephen Schuckenbrock	—	—
Sean Orr	—	—

(1)	Represents shares of restricted stock that vested during the year ended December 31, 2014.
(2)	Based on the fair market value of our common stock on the date of vesting.
(3)
Excludes 112,500 shares of restricted stock that were awarded to Mr. Flanagan and vested in 2014 but were subsequently terminated since our stockholders did not approve the amendment to our 2010 Plan as described in the summary of his employment agreement above.

Potential Payments Upon Termination or Change of Control
The table below provides information related to potential payments upon termination by the company without cause or by the NEOs listed in the table for good reason, assuming that the terminations were effective on December 31, 2014. No payments were made to Mr. Schuckenbrock, who resigned as our Chief Executive Officer in July 2014, in connection with the termination of his employment. Pursuant to our agreement with Mr. Orr described above, Mr. Orr became entitled to receive twelve months of salary continuation payments in the aggregate amount of $450,000 and twelve months of benefits continuation in the aggregate amount of $10,209 following his resignation on December 30, 2014. In addition, pursuant to our agreement with Mr. Orr, the time period in which he may exercise his vested options as of December 31, 2014 has been extended.

Termination by the Company without Cause or by a NEO for Good Reason
Name	Salary Severance (1)	Incentive Severance (2)	Earned Incentive (3)	Accelerated Options (4)	Accelerated Restricted Stock (5)	Accelerated Performance Stock (6)	Benefits (7)	Total
Dr. Emad Rizk	$1,500,000	$1,500,000	$350,000	$0	$478,673	$0	$35,832	$3,864,505
Peter Csapo	$470,000	$120,888	$130,034	$0	$132,501	N/A	$17,916	$871,339
Joseph Flanagan	$595,000	$0	$0	$0	$1,286,250	N/A	$18,516	$1,899,766

(1)
Salary severance represents a cash payment that the NEO is entitled to receive upon termination. Dr. Rizk’s salary severance represents two times his current base salary. Messrs. Csapo and Flanagan’s salary severance represent one times their current, respective base salaries.

(2)
Incentive severance represents a cash payment that the NEO is entitled to receive upon termination. Dr. Rizk’s incentive severance represents two times his current target bonus. Mr. Csapo’s incentive severance represents the pro-rata bonus amount adjusted based on the number of days employed by the company in 2014 and further adjusted based on actual results of the company for 2014. Mr. Flanagan is not entitled to receive an incentive severance payment.

(3)
Earned incentive represents a cash payment that the NEO is entitled to receive upon termination for the payout from the 2014 annual incentive bonus award. Dr. Rizk’s earned incentive represents a pro-rata portion of his annual bonus for 2014 based on the company’s actual results for 2014. Mr. Csapo’s earned incentive represents the target bonus adjusted for the bonus pool funding for 2014. Mr. Flanagan is not entitled to receive an earned incentive payment.

(4)
The vesting of the following number of shares of our common stock underlying unvested options held by the NEOs would be accelerated as a result of a termination of employment on December 31, 2014: Dr. Rizk, 376,798; Mr. Csapo, 28,973; and Mr. Flanagan, 312,500. The amounts reflect the difference between the $6.86 closing trading price of our common stock on December 31, 2014 and the exercise price of each option.

(5)
The vesting of the following total number of unvested shares of restricted stock held by the NEOs would be accelerated as a result of a termination of employment on December 31, 2014: Dr. Rizk, 69,777; Mr. Csapo, 19,315; and Mr. Flanagan, 187,500. The amounts reflect the $6.86 closing trading price of our common stock on December 31, 2014.

(6)
Dr. Rizk’s performance-based restricted shares would not accelerate in the event of a termination by the company without cause or by Dr. Rizk for good reason because the stock price hurdle would not be achieved upon his termination. Messrs. Csapo and Flanagan do not hold performance-based restricted stock.

(7)
The NEOs are entitled to receive a continuation of benefits for up to one year, except for Dr. Rizk who is entitled to receive a continuation of benefits for up to two years. The amounts reflect the annualized current benefit amounts multiplied by the benefit continuation policy for each executive.

The following table provides information related to potential payments upon termination by the company without cause or by the NEOs listed in the table for good reason following a change of control, assuming that the terminations were effective on December 31, 2014:

Termination by the Company without Cause or by Officer for Good Reason following a Change of Control
Name	Salary Severance (1)	Incentive Severance (2)	Earned Incentive (3)	Accelerated Options (4)	Accelerated Restricted Stock (5)	Accelerated Performance Stock (6)	Benefits (7)	Excise Tax Gross Up (8)	Total
Dr. Emad Rizk	$1,500,000	$1,500,000	$350,000	$0	$3,430,000	$0	$35,832	$0	$6,815,832
Peter Csapo	$470,000	$120,888	$130,034	$0	$1,372,000	N/A	$17,916	$0	$2,110,838
Joseph Flanagan	$595,000	$0	$0	$0	$2,358,125	N/A	$18,516	$0	$2,971,641

(1)
Salary severance represents a cash payment that the NEO is entitled to receive upon termination following a change of control. Dr. Rizk’s salary severance represents two times his current base salary. Messrs. Csapo and Flanagan’s salary severance represent one times their current, respective base salaries.

(2)
Incentive severance represents a cash payment that the NEO is entitled to receive upon termination following a change of control. Dr. Rizk’s incentive severance represents two times his current target bonus. Mr. Csapo’s incentive severance represents the pro-rata bonus adjusted based on the number of days employed by the company in 2014 and further adjusted based on actual results of the company for 2014. Mr. Flanagan is not entitled to receive an incentive severance payment.

(3)
Earned incentive represents a cash payment that the NEO is entitled to receive upon termination following a change of control for the payout from the 2014 annual incentive bonus award. Dr. Rizk’s earned incentive represents a pro-rata portion of his annual bonus for 2014 based on the company’s actual results for 2014. Mr. Csapo’s earned incentive represents the target bonus adjusted for the bonus pool funding for 2014. Mr. Flanagan is not entitled to receive an earned incentive payment.

(4)
The vesting of the following number of shares underlying unvested options held by the NEOs would be accelerated as a result of a termination of employment following a change of control on December 31, 2014: Dr. Rizk, 2,700,000; Mr. Csapo, 300,000; and Mr. Flanagan, 656,250. The amounts reflect the difference between the $6.86 closing trading price of our common stock on December 31, 2014 and the exercise price of each option.

(5)
The vesting of the following total number of unvested shares of restricted stock held by the NEOs would be accelerated as a result of a termination of employment following a change of control on December 31, 2014: Dr. Rizk, 500,000; Mr. Csapo, 200,000; and Mr. Flanagan, 343,750. The amounts reflect the $6.86 closing trading price of our common stock on December 31, 2014.

(6)
Dr. Rizk’s performance-based restricted shares would not accelerate in the event of a termination following a change of control because the stock price hurdle would not be achieved upon his termination. Messrs. Csapo and Flanagan do not hold performance-based restricted stock.

(7)
The NEOs are entitled to a continuation of benefits for up to one year, except for Dr. Rizk who received a continuation of benefits for up to two years. The amounts reflect the annualized current benefit amounts multiplied by the benefit continuation policy for each executive.

(8)	The NEOs are not eligible to receive an excise tax gross up.

Compensation Committee Report
The compensation committee has reviewed and discussed the Compensation Discussion and Analysis included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014 with the company’s management. Based on such review and discussion with management, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
By the Compensation Committee of the Board of Directors of Accretive Health, Inc.
Steven N. Kaplan (chair)
Edgar Bronfman, Jr.
Denis J. Nayden
Compensation Committee Interlocks and Insider Participation
The members of the Compensation Committee throughout the fiscal year ended December 31, 2014 were Messrs. Kaplan (chair), Bronfman, Cline, Nayden and Spiegel. None of Messrs. Kaplan, Bronfman, Cline, Nayden and Spiegel has ever been an officer or employee of Accretive Health. No member of the compensation committee had any relationship with us during fiscal 2014 requiring disclosure under Item 404 of Regulation S-K under the Exchange Act.
None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our board of directors or our compensation committee.

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
In lieu of cash fees, non-employee directors may elect to receive fully-vested options to purchase shares of our common stock. Elections must be received by the 75th day of a quarter and apply to all subsequent quarterly cash fees until a new election is received. Such options are granted on the first trading day of each quarter with respect to the fees payable for the preceding quarter, and the exercise price equals the fair market value of the common stock on the date of grant. The number of shares subject to such options is calculated by dividing the dollar amount of the cash fees for the quarter by the Black-Scholes option value we used for purposes of determining the share-based compensation expense that we recognized for financial statement reporting purposes in that quarter.
Unless a different arrangement is specifically agreed to, any non-employee director who joins our board in the future will be granted a stock option on the date of such director’s first board meeting. The option will have a total Black-Scholes value of $520,000 (based on the target value of $130,000 per year), and the exercise price will equal the fair market value of the common stock on the date of grant. Each such option will vest in four equal annual installments, based on continued service as a director.
In addition, under the Chairman’s Agreement between us and Ms. Mary Tolan, Ms. Tolan was entitled to additional compensation and benefits for her services as Chairman of our board of directors from April 2013 through April 2014, as described under “Agreements with Ms. Mary Tolan” in the “Agreements with Directors” section below. Also, under the Chairman Services Agreement between us and Mr. Steven Shulman, Mr. Shulman is entitled to additional compensation and benefits for his services as Chairman of our board of directors as described under “Agreement with Mr. Steven Shulman” in the “Agreements with Directors” section below.
We reimburse each non-employee director for ordinary and reasonable expenses incurred in attending board and board committee meetings.

2014 Director Compensation. The following table sets forth, for each of our non-employee directors, information concerning compensation earned or paid for services in all capacities during the fiscal year ended December 31, 2014.

	Fees Earned or Paid in Cash ($)		Option Awards ($)(1)
Name				Total ($)
Edgar Bronfman, Jr.	$—		$70,000	$70,000
J. Michael Cline	$60,000		$—	$60,000
Steven N. Kaplan	$—		$70,000	$70,000
Stanley N. Logan	$80,000		$—	$80,000
Alex J. Mandl	$—		$60,000	$60,000
Denis J. Nayden	$50,000		$60,000	$110,000
Steven Shulman	$425,000	(2)	$—	$425,000
Arthur H. Spiegel, III	$15,000		$45,000	$60,000
Robert V. Stanek	$60,000		$—	$60,000
Mary A. Tolan	$166,833	(3)	$—	$166,833
Mark A. Wolfson	$—		$60,000	$60,000

(1) Valuation of these options awards is based on the dollar amount of share-based compensation expense that we recognized for financial statement reporting purposes in 2014 computed in accordance with ASC 718, excluding the impact of estimated forfeitures related to service-based vesting conditions. These amounts do not represent the actual amounts paid to or realized by the director during 2014. The assumptions used by us with respect to the valuation of option awards are the same as those set forth in Note 5, Share-Based Compensation, to our consolidated financial statements included in this Annual Report on Form 10-K.

(2) This amount includes $350,000 of fees paid to Mr. Shulman as Chairman of our board of directors pursuant to the Chairman Services Agreement between us and Mr. Shulman. Mr. Shulman was appointed Chairman effective April 2, 2014. See "Agreement with Mr. Steven Shulman" in this section for more information.

(3) This amount includes $121,833 of fees paid to Ms. Tolan as non-executive Chairman of our board of directors pursuant to the Chairman's Agreement between us and Ms. Tolan. Ms. Tolan’s engagement as our non-executive Chairman ended effective as of April 2, 2014. See "Agreements with Ms. Mary Tolan" in this section for more information.

As of December 31, 2014, our non-employee directors held the following options to acquire shares of our common stock:

Name	Aggregate Option Awards Outstanding as of December 31, 2014
Edgar Bronfman, Jr.	103,246
J. Michael Cline	90,883
Steven N. Kaplan	105,886
Stanley N. Logan	43,283
Alex J. Mandl	120,568
Denis J. Nayden	98,413
Steven J. Shulman	103,174
Arthur J. Spiegel, III	97,094
Robert V. Stanek	109,473
Mary A. Tolan	1,176,000
Mark Wolfson	97,094

Agreements with Directors
Agreement with Mr. Steven Shulman
As part of our strategy to navigate significant business challenges in March 2014, including the initiation of NYSE delisting proceedings and the continuing effects of both the negative publicity in connection with the lawsuit filed against us in January 2012 by the Minnesota Attorney General and our financial restatement, our Board of Directors appointed Steven Shulman as our Chairman on April 2, 2014 and negotiated a compensation package for Mr. Shulman’s services as our Chairman. Since being appointed as our Chairman, Mr. Shulman has played a pivotal role in assisting us in navigating this challenging business environment, including by leading and successfully concluding the search for our new Chief Executive Officer, Dr. Rizk, as well as assisting us to strengthen our relationships with certain of our key customers and helping to provide strategic direction for our company.
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

•
A restricted stock award of 2,250,000 shares of our common stock, subject to approval by our stockholders at the Annual Meeting of an amendment to our 2010 Plan increasing the number of shares authorized for issuance under our 2010 Plan to an amount sufficient to cover the grant of these shares of restricted stock to Mr. Shulman.

•
Of these 2,250,000 shares, 1,750,000 generally will vest in equal annual installments on each of the first three anniversaries of the date Mr. Shulman was appointed as our Chairman, subject to Mr. Shulman’s continued service as Chairman. These shares will also vest upon a termination of Mr. Shulman’s Chairman Services Agreement by us without cause, as defined in the Chairman Services Agreement.

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

•
In the event that (i) our stockholders do not approve the amendment to our 2010 Plan increasing the number of shares authorized for issuance under our 2010 Plan at the Annual Meeting in an amount sufficient to allow for the restricted stock award described above, (ii) either party terminates the Chairman Services Agreement on or before June 1, 2015, or (iii) as of the first business day following the Annual Meeting the company is subject to an agreement which provides for a change in control and such agreement is terminated prior to its consummation, then Mr. Shulman would be entitled to receive a one-time payment of approximately $5.9 million (which amount is equal to $400,000 for each month then-elapsed between April 2, 2014 and the first business day following the Annual

Meeting (pro-rated for partial months), less the portion of any annual fees he received during such time payable within 30 days of the Annual Meeting.
If, as of the first business day following the Annual Meeting, we have either consummated a change in control transaction or are subject to an agreement providing for a change in control transaction which is consummated after that date, then Mr. Shulman is entitled to receive a cash payment equal to the value of the shares of common stock which would have vested on or prior to the time of such change of control under his restricted stock award described above, had the restricted stock award been made on April 2, 2014, together with the value of any dividends that would have been paid on such shares prior to the change of control transaction.
Agreements with Ms. Mary Tolan
In connection with the transition of the role of Chief Executive Officer from Mary Tolan to her successor, Stephen F. Schuckenbrock, we entered into a Chairman’s Agreement and a related Mutual General Release Agreement, each dated April 24, 2013, with Ms. Tolan.
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

Ms. Tolan’s engagement as our non-executive Chairman ended effective as of April 2, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item with regard to securities authorized for issuance under equity incentive plans as of December 31, 2014 is contained in Item 5 of this Annual Report on Form 10-K.
The following table contains information as of June 1, 2015 about the beneficial ownership of shares of our common stock by:

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock;

•	each of our directors and nominees for director;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.
For purposes of the table below, and in accordance with SEC rules, we deem shares of common stock subject to options that are currently exercisable or exercisable within 60 days of June 1, 2015 to be outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. As of June 1, 2015, there were 97,948,301 shares of our common stock outstanding. Except as otherwise noted, the persons or entities in this table have sole voting and investment power with respect to all of the shares of common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise set forth below, the street address of the beneficial owner is c/o Accretive Health, Inc., 401 North Michigan Avenue, Suite 2700, Chicago, Illinois 60611.

	Common Stock Beneficially Owned
Name	Shares	%
5% Stockholders
FMR, LLC (1)	14,590,025	14.9%
Mary A. Tolan (2)	11,161,128	11.4%
Jasper Ridge Partners, L.P. (3)	8,101,774	8.3%
J. Michael Cline (4)	7,386,022	7.5%
Directors and Named Executive Officers
Emad Rizk (5)	1,675,000	1.7%
Peter Csapo (6)	200,000	*
Stephen F. Schuckenbrock (7)	1,643,287	1.7%
Joseph G. Flanagan (8)	816,675	*
Sean Orr (9)	75,000	*
Edgar Bronfman, Jr. (10)	3,270,915	3.3%
Charles J. Ditkoff	—	*
Michael B. Hammond	—	*
Steven N. Kaplan (11)	506,104	*
Arthur A. Klein	—	*
Lawrence B. Leisure	—	*
Stanley N. Logan (12)	45,344	*
Alex J. Mandl (13)	48,386	*
Denis J. Nayden (14)	1,422,532	1.5%
Amir Dan Rubin	—	*
Steven J. Shulman (15)	51,588	*
Mark A. Wolfson (16)	806,297	*
Robert V. Stanek (17)	27,369	*
All current executive officers and directors as a group (16 persons)	8,870,210	9.1%

*	Less than 1%

(1)
Consists of 14,590,025 shares of common stock as reported as beneficially owned by FMR LLC, of which FMR LLC reports sole voting power over 164 shares and sole dispositive power over 14,590,025 shares. Fidelity OTC Portfolio reports sole voting power over 9,842,302 shares. Edward C. Johnson, III is a Director and the Chairman of FMR LLC and Abigail P. Johnson is a Director, the Vice Chairman, the Chief Executive Officer and the President of FMR LLC. Members of the family of Edward C. Johnson, III, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other FMR LLC Series B stockholders have entered into a stockholders’ voting agreement under which all Series B voting shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Edward C. Johnson, III or Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act of 1940 (the “Fidelity Funds”), which powers reside with the Fidelity Funds’ board of trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds’ boards of trustees. The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210. We obtained information regarding beneficial ownership of these shares solely from Amendment No. 4 to Schedule 13G that was filed with the SEC on February 13, 2015.

(2)
Includes 2,587,200 shares held by Tolan Family Trust U/A/D 6/29/03, the beneficiaries of which are Ms. Tolan’s children who share voting and investment power with respect to the shares held by this trust. Also includes 1,176,000 shares subject to options exercisable within 60 days of June 1, 2015.

(3)
Includes the shares beneficially owned by Jasper Ridge Partners, L.P. (formerly known as Oak Hill Investment Management, L.P.), or Jasper Ridge, that are managed by Jasper Ridge on behalf of various advisory clients pursuant to Investment Advisory Agreements. Pursuant to such agreements, Jasper Ridge has sole voting and investment power over the shares. Mark Wolfson is a managing partner of Jasper Ridge and may be deemed to share voting and investment power with respect to all shares held by Jasper Ridge. Mark Wolfson disclaims beneficial ownership of the securities listed above except to the extent of any pecuniary interest therein. Does not include 332,835 shares owned by JRP GP Holding, L.P. (formerly known as OHIM GP Holdings, L.P.), or JP Holdings, an entity affiliated with Jasper Ridge. The address of Jasper Ridge is 201 Main Street, Suite 1000, Fort Worth, Texas 76102.

(4)
Consists of (i) 7,216,016 shares beneficially owned by JMC Holdings, L.P. JMC Holdings is a Delaware limited partnership of which the Trust dated December 30, 2005, or the Trust, is the general partner and Mr. Cline is the trustee and beneficiary of the Trust through which Mr. Cline is deemed have beneficial ownership by reason of his sole voting and investment power with respect to the 7,216,016 shares. Mr. Cline disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein. The address of JMC Holdings, L.P. is c/o Accretive, LLC, 51 Madison Avenue, 31st Floor, New York, New York 10010; (ii) 19,045 shares of Common Stock held directly by Accretive Associates SBIC, LLC, of which Mr. Cline is the managing member, (iii) 60,078 shares held directly by Mr. Cline; and (iv) 90,883 shares subject to options exercisable within 60 days of June 1, 2015.

(5)	Includes (i) 675,000 shares subject to options exercisable within 60 days of June 1, 2015, and (ii) 1,000,000 shares of restricted stock, none of which were vested as of June 1, 2015.

(6)	Includes 200,000 shares of restricted stock, none of which were vested as of June 1, 2015.

(7)	Includes 1,643,287 shares subject to options exercisable within 60 days of June 1, 2015.

(8)	Includes (i) 416,675 shares subject to options exercisable within 60 days of June 1, 2015, and (ii) 400,000 shares of restricted stock, of which 191,667 shares were vested as of June 1, 2015.

(9)	Includes 75,000 shares subject to options exercisable within 60 days of June 1, 2015.

(10)	Includes 114,823 shares subject to options exercisable within 60 days of June 1, 2015.

(11)	Includes 117,463 shares subject to options exercisable within 60 days of June 1, 2015.

(12)
Consists of (i) 2,000 shares held in an investment retirement account for the benefit of Mr. Logan and his spouse, over which Mr. Logan has shared voting and investment power; (ii) 41 shares held jointly by Mr. Logan and his spouse, over which Mr. Logan has shared voting and investment power; (iii) 20 shares held by Mr. Logan as custodian for Mr. Logan’s minor grandchild, over which Mr. Logan has voting and investment power; and (iv) 43,283 shares subject to options exercisable within 60 days of June 1, 2015.

(13)	Includes 48,386 shares subject to options exercisable within 60 days of June 1, 2015.

(14)
Includes (i) 505,630 shares held in a grantor retained annuity trust, or GRAT, established for estate planning purposes, and (ii) 108,335 shares subject to options exercisable within 60 days of June 1, 2015. Mr. Nayden is the sole trustee and sole annuitant of the GRAT. Also includes 249,999 shares held by Britta & Denis Nayden

Charitable Foundation Ltd., or the Foundation, of which Mr. Nayden is president and a director. Mr. Nayden does not have any pecuniary interest in the shares held by the Foundation.

(15)	Includes 51,588 shares subject to options exercisable within 60 days of June 1, 2015.

(16)
Includes of 107,016 shares subject to options exercisable within 60 days of June 1, 2015. Mr. Wolfson is a managing partner of Jasper Ridge Partners, but disclaims beneficial ownership of any shares held by Jasper Ridge Partners or Jasper Ridge Partners Holdings.

(17)	Includes 27,369 shares subject to options exercisable within 60 days of June 1, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
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
Since January 1, 2014, we have engaged in the following transactions with our directors, executive officers and holders of more than 5% of our voting securities, and affiliates or immediate family members of our directors, executive officers and 5% stockholders, in which such person had or will have a direct or indirect material interest:
Certain Employment Arrangements

We employed Theresa Coughlin as an employee benefits manager through January 2013, and then as an employee benefits senior manager from January 2013 through January 2014. Ms. Coughlin is the sister of Mary Tolan, who served as our Chief Executive Officer through April 2013 and as a member of our board of directors until May 15, 2015. Ms. Coughlin’s employment with our company ended on January 31, 2014. In 2012 and 2013, Ms. Coughlin’s total compensation, including salary, bonus and the amount of share-based compensation expense that we recognized for financial statement reporting purposes for stock options previously granted to her, was $135,104, and $148,323, respectively.
Registration Rights
We are a party to a stockholders’ agreement with certain of our stockholders, including the following current and former directors, former executive officers and holders of more than 5% of our voting securities and their affiliates and immediate family members: Mary A. Tolan, Etienne H. Deffarges, Gregory N. Kazarian, Irrevocable 2009 Kazarian Children’s Trust, Irrevocable 2009 Gregory N. Kazarian Trust, John T. Staton Declaration of Trust, Steven N. Kaplan, Kazarian Family, LLC, and Spiegel Family LLC. Pursuant to the stockholders’ agreement, we are required to pay all registration fees and expenses, including the reasonable fees and disbursements of one counsel for the participating stockholders, and indemnify each participating stockholder with respect to each registration of registrable shares that is affected.
Indemnification
Our restated certificate of incorporation provides that we will indemnify our directors and officers to the fullest extent permitted by Delaware law. In addition, we have entered into indemnification agreements with each of our directors and executive officers that are broader in scope than the specific indemnification provisions contained in the Delaware General Corporation Law.
Board Determination of Independence
Our securities are traded through the facilities of the OTC Markets Group, Inc., which does not have requirements that a majority of the board of directors be independent, so we have elected to apply the requirements for independence under the listing standards of the NYSE, where our common stock was traded until March 2014. Pursuant to the corporate governance listing standards of the NYSE, a director currently or recently employed by us or not satisfying other bright-line independence standards under NYSE rules cannot be deemed to be an “independent director”. In addition, in accordance with the NYSE corporate governance listing standards, each other director will qualify as “independent” only if our board of directors affirmatively determines that he or she has no material relationship with us, either directly or as a partner, stockholder or officer of an organization that has a relationship with us. Ownership of a significant amount of our stock, by itself, does not constitute a material relationship.
Our board of directors has affirmatively determined that each of Messrs. Bronfman, Ditkoff, Hammond, Kaplan, Klein, Logan, Mandl, Nayden, Rubin, Shulman, Stanek and Wolfson is “independent” in accordance with Section 303A.02 of the NYSE Listed Company Manual, and that Messrs. Cline and Spiegel, former directors, were independent prior to their resignations from our board of directors on May 15, 2015 and May 18, 2015, respectively. In determining that Mr. Ditkoff is independent, our board of directors considered payments that we made to Alvarez

& Marsal, where Mr. Ditkoff serves as a Senior Advisor and as an employee, for facilities and transformation services. The payments that we made to Alvarez & Marsal in any of the last three fiscal years did not exceed the greater of (i) $ 1 million or (ii) 2% of Alvarez & Marsal’s consolidated gross revenues for the year in which such payments were received.
Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. Our board of directors has affirmatively determined that all of the members of each of the board’s three standing committees are independent as defined under the rules of the NYSE, including, in the case of all members of the audit committee, the independence requirements contemplated by Rule 10A-3 under the Exchange Act, and in the case of all members of the compensation committee, the independence requirements contemplated by Rule 10C-1 under the Exchange Act.

Item 14.	Principal Accountant Fees and Services
We incurred the following fees from our independent registered public accounting firm, Ernst & Young LLP for the years ended December 31, 2014 and December 31, 2013 (in thousands):

	For the years ended
	2014	2013
Fee category
Audit and restatement fees	$2,500	$37,449
Audit-related fees	25	34
Tax fees	—	9
All other fees	2	2
Total fees	$2,527	$37,494
Audit Fees. Audit fees consist of fees for the audit of our annual consolidated financial statements, the review of the interim consolidated financial statements, subsidiary audits and other professional services provided in connection with our filings with the SEC for each respective year. The amounts presented for Audit and Restatement Fees for 2014 represent estimated final fees in connection with the ongoing audit of our 2014 consolidated financial statements, as well as the ongoing review of our unaudited condensed consolidated financial statements for the quarterly periods in 2014. The amounts presented for 2013 consisted of fees associated with the audit of our 2013 and 2012 consolidated financial statements, as well as the restatement of our audited results for the year ended December 31, 2011 and the restatement of our unaudited condensed consolidated financial statements for the quarterly periods in 2012 and 2011, which we refer to as the Restatement.
Audit-Related Fees. Audit-related fees for 2014 and 2013 consisted of fees for audits of employee benefit plans.
Tax Fees. Tax fees for 2013 consisted of fees for tax compliance and related regulatory filings.
All Other Fees. All other fees for 2014 and 2013 consisted of a subscription for access to an accounting research tool.
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
From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount. Our audit committee pre-approved all of the services described under the headings “Audit and Restatement Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” above.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
a) The following documents are filed as a part of this report:
(1) Financial Statements: The financial statements and notes thereto annexed to this report beginning on page F-1.
(2) Financial Statement Schedules: Schedule II- Valuation and Qualifying Accounts Disclosure schedules have been omitted because they are not required or because the required information is in the Consolidated Financial Statements and notes thereto.
(3) Exhibits: The list of Exhibits filed as part of this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such Exhibits and is incorporated herein by this reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCRETIVE HEALTH, INC.

By:	/s/ Emad Rizk
Emad Rizk
President and Chief Executive Officer

By:	/s/ Peter P. Csapo
Peter P. Csapo
Chief Financial Officer and Treasurer
Date: June 23, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Emad Rizk Emad Rizk	Director, President and Chief Executive Officer (Principal Executive Officer)	June 23, 2015

/s/ Peter P. Csapo Peter P. Csapo	Chief Financial Officer and Treasurer (Principal Financial Officer)	June 23, 2015

/s/ Richard Evans Richard Evans	Principal Accounting Officer	June 23, 2015

/s/ Steven J. Shulman Steven J. Shulman	Chairman of the Board	June 23, 2015

/s/ Edgar M. Bronfman, Jr. Edgar M. Bronfman, Jr.	Director	June 23, 2015

/s/ Steven N. Kaplan Steven N. Kaplan	Director	June 23, 2015

/s/ Stanley N. Logan Stanley N. Logan	Director	June 23, 2015

/s/ Alex J. Mandl Alex J. Mandl	Director	June 23, 2015

/s/ Denis J. Nayden Denis J. Nayden	Director	June 23, 2015

/s/ Robert V. Stanek Robert V. Stanek	Director	June 23, 2015

/s/ Mark A. Wolfson Mark A. Wolfson	Director	June 23, 2015

Signature	Title	Date

/s/ Charles J. Ditkoff Charles J. Ditkoff	Director	June 23, 2015

/s/ Michael B. Hammond Michael B. Hammond	Director	June 23, 2015

/s/ Arthur A. Klein Arthur A. Klein	Director	June 23, 2015

/s/ Lawrence B. Leisure Lawrence B. Leisure	Director	June 23, 2015

/s/ Amir Dan Rubin Amir Dan Rubin	Director	June 23, 2015

Accretive Health, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Accretive Health, Inc.

We have audited the accompanying consolidated balance sheets of Accretive Health, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accretive Health, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Accretive Health, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated June 23, 2015, expressed an adverse opinion thereon.

Chicago, Illinois
June 23, 2015

Accretive Health, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$145,167	$228,891
Restricted cash	5,000	—
Accounts receivable, net	4,438	24,557
Prepaid income taxes	6,138	9,738
Current deferred tax assets	62,322	105,015
Other current assets	7,389	6,943
Total current assets	230,454	375,144
Property, equipment and software, net	14,594	16,275
Non-current deferred tax asset	201,163	112,993
Restricted cash	—	5,000
Goodwill and other assets, net	162	579
Total assets	446,373	509,991
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	12,488	4,254
Current portion of customer liabilities	219,998	356,694
Accrued compensation and benefits	14,983	11,810
Other accrued expenses	15,680	20,046
Total current liabilities	263,149	392,804
Non-current portion of customer liabilities	317,065	195,392
Other non-current liabilities	8,405	7,407
Total liabilities	588,619	595,603
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 500,000,000 shares authorized, 102,890,241 shares issued and 98,112,019 shares outstanding at December 31, 2014; 100,525,241 shares issued and 96,010,911 shares outstanding at December 31, 2013	1,029	1,005
Additional paid-in capital	307,075	283,439
Accumulated deficit	(397,517)	(317,897)
Accumulated other comprehensive loss	(1,763)	(1,459)
Treasury stock	(51,070)	(50,700)
Total stockholders’ equity (deficit)	(142,246)	(85,612)
Total liabilities and stockholders’ equity (deficit)	446,373	509,991
See accompanying notes to consolidated financial statements.

Accretive Health, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Net services revenue	$210,140	$504,768	$72,254
Operating expenses:
Cost of services	182,144	186,752	188,666
Selling, general and administrative	69,883	79,951	67,750
Restatement and other	86,766	33,963	3,714
Total operating expenses	338,793	300,666	260,130
Income (loss) from operations	(128,653)	204,102	(187,876)
Net interest income	302	330	141
Income (loss) before income tax provision	(128,351)	204,432	(187,735)
Income tax provision (benefit)	(48,731)	74,349	(67,995)
Net income (loss)	$(79,620)	$130,083	$(119,740)
Net income (loss) per common share:
Basic	$(0.83)	$1.36	$(1.21)
Diluted	$(0.83)	$1.34	$(1.21)
Weighted average shares used in calculating net income (loss) per common share:
Basic	95,760,762	95,687,940	98,602,099
Diluted	95,760,762	96,845,664	98,602,099
Consolidated statements of comprehensive income (loss)
Net income (loss)	(79,620)	130,083	(119,740)
Other comprehensive loss:
Foreign currency translation adjustments	(304)	(703)	(46)
Comprehensive income (loss)	$(79,924)	$129,380	$(119,786)
See accompanying notes to consolidated financial statements.

Accretive Health, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated other comprehensive (loss)	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2012	98,701,161	$987	(14,804)	$(379)	$226,911	$(328,240)	$(710)	$(101,431)
Share-based compensation expense	—	—	—	—	25,298	—	—	25,298
Issuance of common stock related to share-based compensation plans	1,306,377	13	—	—	7,383	—	—	7,396
Excess tax benefit from share based compensation plans net of deferred tax asset write off of $1,920	—	—	—	—	2,483	—	—	2,483
Treasury stock purchases	—	—	(4,322,683)	(50,160)	—	—	—	(50,160)
Foreign currency translation adjustments	—	—	—	—	—	—	(46)	(46)
Net loss	—	—	—	—	—	(119,740)	—	(119,740)
Balance at December 31, 2012	100,007,538	$1,000	(4,337,487)	$(50,539)	$262,075	$(447,980)	$(756)	$(236,200)
Share-based compensation expense	—	—	—	—	25,025	—	—	25,025
Deferred tax asset write off net of excess tax benefit of $15	—	—	—	—	(3,702)	—	—	(3,702)
Issuance of common stock related to share-based compensation plans	517,703	5	—	—	41	—	—	46
Treasury stock purchases	—	—	(176,843)	(161)	—	—	—	(161)
Foreign currency translation adjustments	—	—	—	—	—	—	(703)	(703)
Net income	—	—	—	—	—	130,083	—	130,083
Balance at December 31, 2013	100,525,241	$1,005	(4,514,330)	$(50,700)	$283,439	$(317,897)	$(1,459)	$(85,612)
Share-based compensation expense	—	—	—	—	27,181	—	—	27,181
Deferred tax asset write off including shortfall of $176	—	—	—	—	(3,521)	—	—	(3,521)
Issuance of common stock related to share-based compensation plans	2,365,000	24	—	—	(24)	—	—	—
Treasury stock purchases	—	—	(263,892)	(370)	—	—	—	(370)
Foreign currency translation adjustments	—	—	—	—	—	—	(304)	(304)
Net income	—	—	—	—	—	(79,620)	—	(79,620)
Balance at December 31, 2014	102,890,241	$1,029	(4,778,222)	$(51,070)	$307,075	$(397,517)	$(1,763)	$(142,246)
See accompanying notes to consolidated financial statements.

Accretive Health, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net income (loss)	$(79,620)	$130,083	$(119,740)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	6,047	6,823	6,355
Share-based compensation	27,181	25,025	25,298
Loss on disposal	1,604	—	—
Provision (recovery) for doubtful receivables	(430)	634	183
Deferred income taxes	(49,227)	79,356	(76,887)
Excess tax benefit from share-based awards	(176)	(15)	(4,403)
Changes in operating assets and liabilities:
Accounts receivable	20,548	658	(8,926)
Prepaid income taxes	3,794	(4,836)	6,980
Other assets	(47)	14,434	(1,571)
Accounts payable	8,251	3,378	(358)
Accrued compensation and benefits	3,174	3,813	(7,581)
Other liabilities	(3,312)	(2,955)	2,166
Customer liabilities	(15,023)	(201,975)	207,650
Net cash provided by (used in) operating activities	(77,236)	54,423	29,166
Investing activities
Purchases of property, equipment, and software	(6,034)	(1,877)	(10,544)
Net cash used in investing activities	(6,034)	(1,877)	(10,544)
Financing activities
Excess tax benefit from share-based awards	176	15	4,403
Exercise of vested stock options	—	46	7,396
Purchase of treasury stock	(370)	(161)	(50,160)
Collection of non-executive employee loans	—	—	—
Net cash used in financing activities	(194)	(100)	(38,361)
Effect of exchange rate changes in cash	(260)	(511)	(30)
Net increase (decrease) in cash and cash equivalents	(83,724)	51,935	(19,769)
Cash and cash equivalents, at beginning of year	228,891	176,956	196,725
Cash and cash equivalents, at end of year	$145,167	$228,891	$176,956
Supplemental disclosures of cash flow information
Income taxes paid	$(801)	$(1,742)	$(1,531)
Income taxes refunded	$3,014	$754	$87
Supplemental disclosure of non-cash operating activities
Non-cash increase in litigation liability and related insurance receivable included in other liabilities and other assets, respectively	$—	$—	$14,000
See accompanying notes to consolidated financial statements.

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 1. Description of Business
Accretive Health, Inc. (the "Company") is a leading provider of services that help healthcare providers generate sustainable improvements in their operating margins and cash flows while also improving patient, physician and staff satisfaction for its customers. The Company achieves these results for its customers through an integrated approach encompassing its end-to-end revenue cycle management service and physician advisory service offerings. The Company does so by deploying a unique operating model that leverages its extensive healthcare site experience, innovative technology and process excellence. The Company also offer modular services, allowing clients to engage the Company for only specific components of its end-to-end revenue cycle management service offering.
The Company’s primary service offering consists of revenue cycle management ("RCM"), which helps healthcare providers to more efficiently manage their revenue cycles. This encompasses patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections from patients and third-party payers. The Company’s physician advisory services offering assists hospitals in complying with third-party payers’ requirements regarding whether to classify a hospital visit as an in-patient or an out-patient observation case for billing purposes and consists of both concurrent review and retrospective chart audits. The Company also provides customers with retrospective appeal management service support for both governmental and commercial payers.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the assets, liabilities and results of operations of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The preparation of financial statements in conformity with the United States generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results can differ from those estimates.
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
Revenue Recognition
Revenue is generally recognized when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured.

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 2. Summary of Significant Accounting Policies (continued)
Net service fees, as reported in the consolidated statement of operations and comprehensive income (loss), consist of: (a) RCM service fees and (b) professional service fees earned on a fixed fee, transactional fee, or time and materials basis. The Company’s primary source of revenue is RCM service fees. RCM service fees are primarily contingent, but along with fixed fees are generally viewed as one deliverable. To the extent that certain RCM service fees are fixed and not subject to refund, adjustment or concession, these fees are recognized into revenue on a straight-line basis over the term of the contract.
RCM service fees that are contingent in nature are recognized as revenue once all the criteria for revenue recognition are met, which is generally at the end of a contract or other contractual agreement events. Revenue is recognized for RCM service fees upon the contract reaching the end of its stated term (such that the contractual relationship will not continue in its current form) to the extent that: (i) cash has been received for invoiced fees; and (ii) there are no disputes at the conclusion of the term of the contract.
If fees or services are disputed by a customer at the end of a contract, a settlement agreement entered into with the customer triggers revenue recognition. An “other contractual agreement event” occurs when a renewal or amendment to an existing contract is executed in which the parties reach agreement on prior fees. Revenue is recognized up to the amount covered by such agreements.
RCM service fees consist of the following contingent fees: (i) Net Operating Fees and (ii) Incentive Fees.
Net Operating Fees
The Company generates net operating fees to the extent the Company is able to assist customers in reducing the cost of their revenue cycle operations. The Company's delivery model leverages the customers' RCM personnel. The Company’s net operating fees consist of:
i) gross base fees invoiced to customers; less
ii) corresponding costs of customers’ revenue cycle operations which the Company pays pursuant to its RCM agreements, including salaries and benefits for the customers' RCM personnel, and related third-party vendor costs; less
iii) any cost savings the Company shares with customers.
Net operating fees are reported as deferred customer billings until the Company recognizes revenue for a customer contract at the end of a contract or reaches an "other contractual agreement event". The amount of unpaid costs of customers’ revenue cycle operations and shared cost savings are reported as accrued service costs within customer liabilities in the consolidated balance sheets.
Incentive Fees
The Company generates revenue in the form of performance-based fees when the Company improves the customers’ revenue yield. These performance metrics vary by customer contract. However, certain contracts contain a contract-to-date performance metric that is not resolved until the end of the term of the contract. Incentive fees are reported as deferred customer billings only upon cash receipt and until the Company recognizes revenue for a customer at the end of a contract or other contractual agreement event. In some cases, when a customer agreement is extended under an evergreen provision or other amendment, fees may not be considered finalized until the end of the customer relationship. Incentive fees associated with performance metrics which are not resolved until the end of the term of the contract or an “other contractual agreement event” are recorded in deferred customer billings until we recognize revenue. Incentive fees are considered contingent fees.

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 2. Summary of Significant Accounting Policies (continued)
Customer Liabilities
Base fees and fixed fees are billed on a monthly or quarterly basis and incentive fees are billed to customers on a quarterly basis. Generally, base fees are billed in advance of each service period. Customer liabilities include: (i) accrued service costs (amounts due and accrued for cost reimbursements net of amounts receivable for base fees from the corresponding customer), (ii) deferred customer billings (net operating fees invoiced or accrued and incentive fees collected that have not met all revenue recognition criteria), (iii) customer deposits (consisting of net operating fees under the Company’s RCM contracts that are paid prior to the service period and amounts due as a refund to our customers on incentive fees) and, (iv) deferred revenue (fixed fees amortized to revenue over the service period or fixed or determinable fees that have not met all other revenue recognition criteria). Deferred customer billings are classified as current based on the customer contract end dates or other termination events that fall within twelve months of the balance sheet dates. Accrued service cost, customer deposits, and deferred revenue are classified as current or non-current based on the anticipated period in which the liabilities are expected to be settled or the revenue is expected to be recognized.

	December 31,
	2014	2013
Deferred customer billings, current	$132,063	$232,876
Accrued service costs, current	68,077	100,833
Customer deposits, current	19,675	22,817
Deferred revenue, current	183	168
Current portion of customer liabilities	219,998	356,694
Deferred customer billings, non-current	317,065	192,826
Customer deposits, non-current	—	2,566
Non current portion of customer liabilities	317,065	195,392
Total customer liabilities	$537,063	$552,086
Consulting Fees, Transaction Fees and Contingent Service Fees
The Company also generates revenue from fixed-fee arrangements, transactional service contracts and contingency-fee service contracts. Provided all other criteria of revenue recognition are met under Accounting Standards Codification ("ASC") 605, Revenue Recognition, revenue under these arrangements is recognized as services are performed, deliverables are provided and related contingencies are removed. All related direct costs are recorded as period costs when incurred. These consulting fees, transactional fees and contingent service fees are generated from services such as physician advisory services, population health solutions, and other related consulting services.
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

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 2. Summary of Significant Accounting Policies (continued)
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

	December 31,
	2014	2013
Level 1 assets –
Money market funds with maturities of less than 90 days	$137,802	$217,065
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
Movements in the allowance for doubtful accounts are as follows (in thousands):

	December 31,
	2014	2013	2012
Beginning balance	$740	$183	$95
Provision (recovery)	(430)	634	183
Write-offs	4	(77)	(95)
Ending balance	$314	$740	$183

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 2. Summary of Significant Accounting Policies (continued)
Property, Equipment and Software
Property and equipment are stated at cost, and related depreciation and amortization are calculated on the straight-line method over the estimated useful lives of the assets.
For many internally developed software projects, the Company adheres to a development methodology where the process moves quickly between planning, design, development, testing, and then moves back to planning before the testing is complete. As such, there are short development cycles and rapid production changes for these software projects. As a result, the qualifying activities to capitalize development costs have a short timeframe and therefore, the Company expenses its internal development labor costs as incurred for these projects. For projects that do not meet the criteria described above, the Company capitalizes qualifying internal costs in accordance with GAAP. The Company capitalizes qualifying third-party costs and hardware and software costs related to the Company’s software development activities in accordance with GAAP. The Company amortizes the capitalized software development costs over their estimated life on a straight-line basis.
The major classifications of property, equipment and software and their expected useful lives are as follows:

Computers and other equipment	3 years
Leasehold improvements	Shorter of 10 years or lease term
Office furniture	5 years
Software	3 to 5 years
Goodwill
Goodwill represents the excess purchase price over the net assets of a business the Company acquired in May 2006. Goodwill is not subject to amortization but is subject to impairment testing at least annually. The Company’s annual impairment assessment date is October 1. The Company has $0.2 million and $0.5 million of goodwill that is included in “Goodwill and other assets, net” in the accompanying consolidated balance sheets at 2014 and 2013, respectively.
The Company has the option to assess goodwill impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is required to perform a two-step goodwill impairment test. In the first step, the fair value of the reporting unit is compared to its book value including goodwill. If the fair value of the reporting unit is in excess of its book value, the related goodwill is not impaired and no further analysis is necessary. If the fair value of the reporting unit is less than its book value, there is an indication of potential impairment and a second step is performed. When required, the second step of testing involves calculating the implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of its net assets and identifiable intangible assets. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. There was no impairment of goodwill during the years ended December 31, 2014, 2013 and 2012.
Impairment of Long-Lived Assets
Property, equipment, software and other acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If circumstances require a long-lived asset or asset group be reviewed for possible impairment, the Company first compares undiscounted cash flows expected to be generated by each asset or asset group to its carrying value. If the

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 2. Summary of Significant Accounting Policies (continued)
carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. There was no impairment of property, equipment, software or other acquired intangible assets for the years ended December 31, 2014, 2013 and 2012.
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

•
Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and;

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

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 2. Summary of Significant Accounting Policies (continued)
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
Share-Based Compensation Expense
The Company determines the expense for all employee share-based compensation awards by estimating their fair value and recognizing that value as an expense, on a ratable basis, in the consolidated financial statements over the requisite service period in which the employees earn the awards. The fair value of performance and service condition stock options is calculated using the Black Scholes option pricing model and, for market condition stock options, the fair value is estimated using Monte Carlo simulations.
To determine the fair value of a share-based award using the Black-Scholes option pricing model, the Company makes assumptions regarding the risk-free interest rate, expected future volatility, expected life of the award, and expected forfeitures of the awards. These inputs are subjective and generally require significant analysis and judgment to develop. The Company aggregates all employees into one pool based on the grant date for valuation purposes. The risk-free rate is based on the U.S. treasury yield curve in effect at the time of grant. The Company estimates the expected volatility of the share price by reviewing the historical volatility levels of its common stock in conjunction with that of public companies that operate in similar industries or are similar in terms of stage of development or size and then projecting this information toward its future expected volatility. The Company exercises judgment in selecting these companies, as well as in evaluating the available historical and implied volatility for these companies. The Company calculates the expected term in years for each stock option using a simplified method based on the average of each option’s vesting term and original contractual term. The Company applies an estimated forfeiture rate derived from its historical data and estimates of the likely future actions of option holders when recognizing the share-based compensation expense of the options.
To determine the fair value of a share-based award using Monte Carlo simulations, the Company makes assumptions regarding the risk-free interest rate, expected future volatility, expected dividend yield and performance period. The risk-free rate is based on the U.S. treasury yield curve in effect at the time of grant. The Company estimates the expected volatility of the share price by reviewing the historical volatility levels of its common stock in conjunction with that of public companies that operate in similar industries or are similar in terms of stage of

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 2. Summary of Significant Accounting Policies (continued)
development or size and then projecting this information toward its future expected volatility. Dividend yield is determined based on the Company’s future plans to pay dividends. The Company had no plans to do so at December 31, 2014. The Company calculates the performance period based on the specific market condition to be achieved and derived from historical data and estimates of future performance.
The Company recognizes compensation expense, net of forfeitures, using a straight-line method over the applicable service or performance period. During each quarter, the share-based compensation expense is adjusted to reflect all expense for options that vested during the period; however, compensation expense already recognized is not adjusted if market conditions are not met.
The Company accounts for stock options issued to non-employees based on their estimated fair value determined using the Black-Scholes option pricing model. The stock options issued to non-employees vest over the arrangement period. The fair value of the equity awards granted to non-employees is remeasured on each balance sheet date until the awards vest, and the related expense is adjusted based on the resulting changes in fair value, if any. The non-employee share-based compensation expense is recognized over the performance period which is the vesting period. Upon vesting, the performance of the non-employee is deemed complete and the vested awards are not remeasured subsequently.
The fair value of modifications to share-based awards is generally estimated using the Black-Scholes option pricing model. If a share-based compensation award is modified after the grant date, incremental compensation expense is recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Incremental compensation expense for vested awards is recognized immediately. For unvested awards, the sum of the incremental compensation expense and the remaining unrecognized compensation expense for the original award on the modification date is recognized over the modified service period.
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
Recently Adopted Accounting Standards and Disclosures

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies. Unless otherwise discussed, the Company’s management believes that the impact of recently issued accounting pronouncements that are not yet effective will not have a material impact on the Company’s consolidated financial position or results of operations upon adoption.

In February 2013, the FASB issued Accounting Standards Update ("ASU") 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires reporting entities to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, reporting entities are required to present, either on the face of the

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 2. Summary of Significant Accounting Policies (continued)
statement of income and comprehensive income or in the footnotes to the financial statements, significant amounts reclassified from accumulated other comprehensive income by statements of income and comprehensive income line item. This ASC does not change current requirements for reporting net income or other comprehensive income in financial statements. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Company adopted the provisions of the ASU in 2013. The adoption of the ASU did not have an impact on the Company’s consolidated financial statements.

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

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 3. Property, Equipment, and Software
Property, equipment, and software consist of the following (in thousands):

	December 31,
	2014	2013
Computer and other equipment	$17,701	$16,630
Leasehold improvements	12,491	13,346
Software	12,398	9,589
Office furniture	3,152	3,258
Property and equipment and software, gross	45,742	42,823
Less accumulated depreciation and amortization	(31,148)	(26,548)
Property and equipment and software, net	$14,594	$16,275
The following table summarizes the allocation of depreciation and amortization expense between cost of services and selling, general and administrative expenses (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Cost of services	$4,603	$4,697	$3,957
Selling, general and administrative	1,444	2,126	2,398
Total depreciation and amortization	$6,047	$6,823	$6,355
Note 4. Stockholders’ Equity (Deficit)
Preferred Stock
The Company has 5,000,000 shares of authorized preferred stock with a par value of $0.01 each. The preferred stock may be issued from time to time in one or more series. The board of directors is authorized to determine the rights, preferences, privileges and restrictions of the Company’s authorized but unissued shares of preferred stock. As of December 31, 2014, 2013, and 2012, the Company does not have any shares of preferred stock outstanding.
Common Stock
Each outstanding share of common stock is entitled to one vote per share on all matters submitted to a vote by shareholders. Subject to the rights of any preferred stock which may from time to time be outstanding, the holders of outstanding shares of common stock are entitled to receive dividends and, upon liquidation or dissolution, are entitled to receive pro rata all assets legally available for distribution to stockholders. No dividends were declared or paid on the common stock during 2014, 2013, and 2012.
Treasury Stock
In September 2012, the board of directors authorized a share repurchase plan allowing the Company to repurchase up to $50.0 million of its outstanding shares of common stock. For the year ended December 31, 2012, the Company repurchased 4,307,362 shares of its common stock under this share repurchase plan at an average price of $11.61 per share for a total of $50.0 million; this amount was recorded as a reduction of stockholders’ equity (deficit). As of December 31, 2012, the share repurchase plan was concluded.

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 4. Stockholders’ Equity (Deficit) (continued)
On November 13, 2013, the Company’s board of directors authorized another repurchase of up to $50.0 million of the Company’s common stock in the open market or in privately negotiated transactions following the Restatement, as defined in Note 7, Restatement and Other Costs. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time at the sole discretion of the board of directors. Any repurchased shares will be available for use in connection with the Company’s stock plans and for other corporate purposes. The Company currently intends to fund the repurchases from cash on hand. No shares of common stock had been repurchased under this plan as of the date at which these consolidated financial statements were issued.
Treasury stock also includes repurchases of Company stock related to employees’ tax withholding upon vesting of restricted shares. See Note 5, Share-Based Compensation.
Note 5. Share-Based Compensation
The Company maintains two stock incentive plans: the 2006 Amended and Restated Stock Option Plan (the “2006 Plan”) and the 2010 Stock Incentive Plan (the “2010 Plan” and, together with the 2006 Plan, the “Plans”). Under the 2010 Plan the Company could issue (up to a maximum of 24,374,756 shares) any shares that remained available for issuance under the 2006 Plan as of the date of the IPO and any shares subject to awards that were outstanding under the 2006 Plan as of the date of the IPO that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company without the issuance of shares thereunder. The Company will not make any further grants under the 2006 Plan. The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, Restricted Stock Awards, (“RSAs”) and other share-based awards. As of December 31, 2014, an aggregate of 13,548,081 shares were outstanding as either options or RSAs under the Plans, and 5,262,904 shares were available for future grants of awards under the 2010 Plan. To the extent that previously granted awards under the 2006 Plan or 2010 Plan expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company, the number of shares available for future awards under the 2010 Plan will increase.
Under the terms of both plans, all awards will expire if they are not exercised within ten years of their grant date. Substantially all employee options and RSAs vest over four years at a rate of 25% per year on each grant date anniversary. Substantially all non-employee options vest over either one year or four years (at a rate of 25% per year). Options granted under the 2006 Plan could be exercised immediately upon grant, but upon exercise the shares issued were subject to the same vesting and repurchase provisions that applied before the exercise. There were no such exercises during the years ended December 31, 2014, 2013, and 2012. Options granted under the 2010 Plan cannot be exercised prior to vesting.
In 2014 and 2013, the Company granted service-based, non-qualified options to purchase 3,400,000 and 4,703,801 shares of common stock and awarded 1,000,000 and 400,000 shares of restricted stock, respectively, to key employees pursuant to NYSE inducement grant rules, of which 7,103,801 and 4,703,801of the stock options and 1,749,988 and 349,996 of the shares of restricted stock were outstanding as of December 31, 2014 and 2013, respectively.
Also in 2014, pursuant to NYSE inducement grant rules, the Company granted a market-based award of 500,000 shares of restricted stock to the Chief Executive Officer. This RSA vests only when the average closing price of the Company’s stock price equals or exceeds twice the grant date stock price.

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 5. Share-Based Compensation (continued)
The Company uses the Black-Scholes option pricing model to estimate the fair value of its service-based options as of its grant date. The following table sets forth the significant assumptions used in the Black-Scholes option pricing model and the calculation of share-based compensation cost during 2014, 2013, and 2012:

	Year Ended December 31,
	2014	2013	2012
Expected dividend yield	—	—	—
Risk-free interest rate	1.9% to 2.2%	0.9% to 2.1%	0.8% to 1.4%
Expected volatility	50%	50%	50%
Expected term (in years)	6.25	5.82-8.82	6.25
Forfeitures	5.68% annually	5.68% annually	4.42% annually
The Company uses Monte Carlo simulations to estimate the fair value of its market condition RSAs as of its grant date with the following: dividend yield of 0 percent; volatility of 50 percent; risk free interest rate of 2.20 percent and performance period of 7.5 years.
Total share-based compensation costs that have been included in the Company’s consolidated statements of operations were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012

Share-Based Compensation Expense Allocation Details:
Cost of services	$6,668	$10,740	$11,625
Selling, general and administrative	13,503	13,061	13,673
Restatement and other costs	8,761	1,224	—
Total share-based compensation expense	$28,932	$25,025	$25,298
There was $42.8 million, $43.3 million, and $53.5 million of total, unrecognized share-based compensation expense related to stock options and RSAs granted under the plans, which the Company expects to recognize over a weighted-average period of 3.2, 2.8 and 2.7 years as of December 31, 2014, 2013, and 2012, respectively. Refer to the consolidated statements of stockholders’ equity (deficit) for the tax benefits realized for the tax deductions from stock option exercises.

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 5. Share-Based Compensation (continued)
Stock options
The following table sets forth a summary of all employee and non-employee option activity under all plans and inducement grants for the years ended December 31, 2014, 2013, and 2012:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2012	15,362,749	$14.96	7.7	$138,632
Granted	6,470,949	12.49
Exercised	(1,256,377)	5.89
Canceled	(546,100)	15.31
Forfeited	(2,324,082)	21.11
Outstanding at December 31, 2012	17,707,139	13.88	7.6	25,957
Granted	8,345,437	10.09
Exercised	(9,400)	4.34
Canceled	(1,057,052)	17.60
Forfeited	(4,445,851)	15.64
Outstanding at December 31, 2013	20,540,273	11.77	7.4	15,673
Granted	4,406,856	8.78
Exercised	—	—
Canceled	(1,494,219)	13.41
Forfeited	(3,528,505)	12.14
Outstanding at December 31, 2014	19,924,405	10.91	6.9	9,444
Outstanding, vested and exercisable at December 31, 2012	6,915,086	$11.47	6.0	$20,761
Outstanding, vested and exercisable at December 31, 2013	9,605,505	$11.89	5.9	$15,096
Outstanding, vested and exercisable at December 31, 2014	11,879,209	$11.73	5.6	$9,444
The weighted-average grant date fair value of options granted in the years ended December 31, 2014, 2013, and 2012 was $4.40, $5.19 and $6.05 per share, respectively. The total intrinsic value of the options exercised in the years ended December 31, 2013 and 2012 was $0.1 million and $15.4 million, respectively. No options were exercised in the year ended December 31, 2014. The total fair value of options vested in the years ended December 31, 2014, 2013, and 2012 was $22.9 million, $27.1 million and $25.4 million, respectively.
Stock option activity for non-employee consultants
Included in the table and disclosures above are options to purchase 109,887, 265,517, and 403,712 shares held by non-employees as of December 31, 2014, 2013, and 2012, respectively. These options had a weighted average exercise price of $17.12, $20.05, and $21.88 at December 31, 2014, 2013, and 2012, respectively.

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 5. Share-Based Compensation (continued)
Restricted stock awards
In the third quarter of 2011, the Company began to grant RSAs to its employees. A summary of the activity during the years ended December 31, 2014, 2013, and 2012 is shown below:

	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2012	159,080	$25.90	9.7
Granted	50,000	11.16
Vested	(48,860)	26.14
Forfeited	—	—
Outstanding and Unvested at December 31, 2012	160,220	$21.23	9.0
Granted	508,303	11.46
Vested	(50,004)	11.47
Forfeited	(160,220)	21.23
Outstanding and Unvested at December 31, 2013	458,299	$11.45	9.4
Granted	2,365,000	8.39
Vested	(127,084)	11.46
Forfeited	(218,750)	9.40
Outstanding and Unvested at December 31, 2014	2,477,465	$8.71	9.3
The total fair value of RSAs vested in the years ended December 31, 2014, 2013, and 2012 was $1.5 million, $0.6 million and $1.3 million, respectively. The Company’s RSA agreements allow employees to deliver to the Company shares of stock upon vesting of their RSAs in lieu of their payment of the required personal employment-related taxes. The Company does not withhold taxes in excess of minimum required statutory requirements. During the years ended December 31, 2014, 2013, and 2012, employees delivered to the Company 45,142, 16,623 and 15,321 shares of stock, respectively, which the Company recorded at a cost of approximately $0.4 million, $0.2 million and $0.2 million, respectively. As of December 31, 2014, the Company held 91,890 shares of surrendered common stock in treasury related to the vesting of RSAs.
Forfeited and canceled RSAs are added to treasury stock. For the years ended December 31, 2014 and 2013, 218,750 and 160,220 shares were added to treasury stock due to canceled RSAs. No shares were canceled for the year ended December 31, 2012.
Modifications of share-based awards
As described in Note 7, Restatement and Other, during 2013, the Company failed to timely file its annual report on Form 10-K for the fiscal year ended December 31, 2012, and on March 4, 2013, its Registration Statement on Form S-8 was suspended. As a result, individuals have not been permitted to exercise vested options until such time as the S-8 is effective. During the second quarter of 2013, the Company modified the terms of the share-based awards for those individuals who were involuntarily terminated in connection with the 2013 restructuring plan as described in Note 8. These modifications allowed for the extension of the exercise period for vested options from 60 days following each affected employee's respective termination date to the later of 60 days following the filing of the Company's 2012 consolidated financial statements with the SEC or December 31, 2013. During the quarter ended June 30, 2013, 13 employees were terminated under the 2013 restructuring plan, resulting in an increase in share-based compensation expense of $1.1 million for the year ended December 31, 2013.

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 5. Share-Based Compensation (continued)
During the second quarter of 2014, the Company modified the terms of awards granted to 39 employees (including the 13 who were affected in 2013) who were terminated under the 2013 restructuring plan to allow for the extension of the exercise period for vested options until such time as the Company's Registration Statement on Form S-8 has been effective for 60 consecutive days. These modifications resulted in a net increase in share-based compensation expense of $2.3 million for the year ended December 31, 2014.
During the first quarter of 2014, in connection with the resignation of a senior executive from the Company, the Company modified the terms of awards previously granted to such senior executive. This modification extended the term to exercise vested options from 60 days following his effective resignation date to such time as the Company's Registration Statement on Form S-8 has been effective for 60 consecutive days. This modification resulted in a net increase of share-based compensation expense for the year ended December 31, 2014 of $5.6 million.
During the second quarter of 2013, the Company modified the terms of an award granted to Mary Tolan, the Company's former chief executive officer, in connection with her transition to the role of the Chairman of the Board of Directors of the Company. This modification allowed for the extension of the exercise period for options vested as of the date of the modification from 60 days following the termination of employment to the expiration of the original award (ten years from the grant date). This modification resulted in a net increase in share-based compensation expense of $0.1 million and $1.5 million for the years ended December 31, 2014 and 2013, respectively.
During the second quarter of 2014, the Company granted to the Chief Operating Officer (the "COO") retention equity awards subject to the approval of our stockholders of an amendment to our 2010 Stock Incentive Plan (the "2010 Plan"). In the event that the stockholders did not approve the amendment prior to December 31, 2014, then in lieu of the incentive equity awards, the COO would be entitled to receive cash payments following each date that any portion of such equity grant would have otherwise vested equal to: (i) for stock options, the difference between the exercise price and the closing price of the common stock on the vesting date and (ii) for restricted stock, the closing price of the common stock on the vesting date. The Company determined that stockholder approval to amend the 2010 Plan would not occur by December 31, 2014 and accrued for these grants at the value as explained above. For the year ended, December 31, 2014, the Company incurred $0.9 million of share-based compensation expense related to this grant.

Additionally, as part of the COO's retention agreement, the Company modified the terms of a stock option granted to the COO at the commencement of his employment.   This modification would be triggered upon termination of employment by the Company without cause or by the COO for good reason and if triggered, the vested portion of the stock option would remain exercisable for a period of time equal to 60 days plus the number of days of service with the Company, but not longer than two years, or until the stock option otherwise expires, if earlier. This modification resulted in a net increase in share-based compensation expense of $0.2 million for year ended December 31, 2014.

Lastly, as all employees were restricted from exercising vested options during the year ended December 31, 2014, the Company settled share-based awards in cash with three employees who had options that expired during the year. This modification resulted in an increase in share-based compensation of $0.9 million for the year ended December 31, 2014.

Note 6. Retirement Plan
The Company maintains a 401(k) retirement plan that is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. In general, all employees are eligible to participate. The 401(k) plan includes a salary deferral arrangement pursuant to which participants may elect to reduce their current compensation by up to the statutorily prescribed limit, equal to $17,500, $17,500 and $17,000 in 2014, 2013, and 2012, respectively, and have the amount of the reduction contributed to the 401(k) plan. The Company currently matches employee contributions up to 50% of the first 3% of base compensation that a participant contributes to the 401(k) plan. In 2014, 2013, and 2012, director-level and above employees were excluded from the matching contribution feature of the plan. For the years ended December 31, 2014, 2013, and 2012, total Company contributions to the plan were $0.5 million, $0.6 million, and $0.6 million, respectively.
Note 7. Restatement and Other
Restatement and Other
In the first quarter of 2013, the Company determined that it would restate its previously issued consolidated financial statements (the "Restatement"). The Restatement corrected accounting errors relating to timing of recognition of net services revenue, as well as the presentation of net services revenue and cost of services, and also certain capitalized costs for internal use software, goodwill, income taxes and other miscellaneous items. The Company completed the Restatement in December 2014. In 2014 and 2013, the Company incurred $57.3 million and $23.1 million in Restatement costs, respectively. These legal, accounting and consulting costs were incurred to complete the Annual Report on Form 10-K for the years ended December 31, 2013, 2012 and 2011. In 2013 and 2012, the Company incurred costs for litigation, primarily related to the lawsuit filed against the Company in January 2012 by the Minnesota Attorney General that is described in Note 10, Commitments and Contingencies, of $3.3 million and $3.7 million, respectively. In 2013, the Company accrued $2.3 million for litigation settlement to former shareholders of SDI Acquisition, Inc. (a wholly owned subsidiary of Company). For the year ended December 31, 2014, the Company incurred $6.5 million in costs associated with its transformation office, which was created to provide continuity and cross functional accountability associated with the continued execution of the Company's turnaround plan during the period subsequent to Stephen Schuckenbrock's resignation as our Chief Executive Officer and prior to the appointment of Dr. Emad Rizk as our Chief Executive Officer ("Transformation Office"). In addition, the Company incurred other non-recurring costs in 2014 of $0.9 million in additional employment tax expense relating to prior years.
Reorganization
In 2013, the Company initiated a restructuring plan consisting of reductions in workforce in order to align its organizational structure and resources to better serve its customers. The plan consisted of two separate staff reductions, that occurred in 2013. Pursuant to the plan, the Company incurred $3.9 million for severance and other costs during the year ended December 31, 2013. In addition, the Company incurred $1.2 million non-cash expense related to share-based compensation for modification of existing option agreements for affected employees.
In January 2014, the Company continued and revised the 2013 plan to include additional reductions to its workforce in certain corporate, administrative and management functions (the "Plan"). The Plan consists of severance payments, medical and dental benefits, outplacement job training for certain U.S.-based employees and relocation costs. In connection with the Plan, the Company incurred $22.1 million in pretax restructuring charges during the year ended December 31, 2014, consisting of $17.1 million in severance and employee benefits, including $7.9 million of non-cash expense related to share-based compensation for modification of existing options for affected employees and $5.0 million in facilities and other related expenses.
The Company has included $3.3 million and $0.2 million in accrued compensation and benefits and other accrued expenses in the accompanying consolidated balance sheet at December 31, 2014, respectively, and has included $1.1 million in accrued compensation and benefits at December 31, 2013.

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 7. Restatement and Other (continued)
The Company's reorganization activity was as follows (in thousands):

	Severance and Employee Benefits	Facilities and Other Costs	Total
Reorganization liability at January 1, 2013	$—	$—	$—
Restructuring charges	5,173	—	5,173
Cash payments	(2,806)	—	(2,806)
Non-cash charges	(1,224)	—	(1,224)
Reorganization liability at December 31, 2013	$1,143	$—	$1,143
Restructuring charges	17,108	5,010	22,118
Cash payments	(7,050)	(3,482)	(10,532)
Non-cash charges	$(7,905)	$(1,370)	$(9,275)
Reorganization liability at December 31, 2014	$3,296	$158	$3,454

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 8. Income Taxes
The domestic and foreign components of income (loss) before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Domestic	$(130,945)	$202,222	$(189,791)
Foreign	2,594	2,210	2,056
Total income (loss) before income taxes	$(128,351)	$204,432	$(187,735)
For the years ended December 31, 2014, 2013, and 2012, the Company’s current and deferred income tax expense (benefit) attributable to income (loss) from operations are as follows (in thousands):

	Current	Deferred	Total
Year Ended December 31, 2012
U.S. Federal	$6,924	$(72,244)	$(65,320)
State & Local	1,717	(4,666)	(2,949)
Foreign	247	27	274
	$8,888	$(76,883)	$(67,995)
Year Ended December 31, 2013
U.S. Federal	$(5,060)	$75,737	$70,677
State & Local	(330)	3,635	3,305
Foreign	367	—	367
	$(5,023)	$79,372	74,349
Year Ended December 31, 2014
U.S. Federal	$(627)	$(42,240)	$(42,867)
State & Local	46	(6,363)	(6,317)
Foreign	1,025	(572)	453
	$444	$(49,175)	$(48,731)
Reconciliation of the difference between the actual tax rate and the statutory U.S. federal income tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
Federal statutory tax rate	35%	35%	35%
Increase in income tax rate resulting from:
State and local income taxes, net of federal tax benefits	3%	1%	1%
Actual tax rate	38%	36%	36%
In the three month period ended March 31, 2014, the Company corrected the statutory rate used in one of its state deferred calculations for the year ended December 31, 2013.  The Company discovered this error in the process of preparing its annual and quarterly financial statements for the year ended December 31, 2014, and recorded the amount in the first quarter of 2014. The correction of this error increased tax expense for the year ended December 31, 2014 by approximately $2.4 million.  The Company has determined the amount is immaterial for the quarterly and annual periods in 2013 and the year ended December 31, 2014.

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 8. Income Taxes (continued)
The following table sets forth the Company’s net deferred tax assets as of December 31, 2014 and 2013 (in thousands):

	As of December 31,
	2014	2013
Deferred Tax assets:
Deferred customer billings	181,567	181,932
Net operating loss carryforwards	41,654	5,295
Share-based compensation	33,895	27,257
Accrued bonus	3,791	3,269
Other reserves	1,019	—
Alternative minimum tax	1,185	—
Other	1,235	462
R&D credit	711	665
Charitable contributions	514	225
Stock warrants	127	154
Total gross deferred tax assets	265,698	219,259
Less valuation allowance	(299)	(268)
Net deferred tax assets	265,399	218,991
Deferred tax liabilities:
Goodwill and fixed assets	(817)	(983)
Total deferred tax liability	(817)	(983)
Net deferred tax asset	$264,582	$218,008
At December 31, 2014, the Company has cumulative U.S. federal net operating loss carryforwards of approximately $105.8 million which are available to offset U.S. federal taxable income in future periods through 2034.
At December 31, 2014, the Company has cumulative state net operating carryforwards of approximately $111.6 million which are available to offset state taxable income in future periods through 2034. A valuation allowance is required to be established when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The guidance on accounting for income taxes provides important factors in determining whether a deferred tax asset will be realized, including whether there has been sufficient taxable income in recent years and whether sufficient income can reasonably be expected in future years in order to utilize the deferred tax asset.
Consideration is given to the weight of all available evidence, both positive and negative. Generally, a cumulative loss in recent years is negative evidence in determining the need for a deferred tax asset valuation allowance. However, the recent cumulative losses in book income are primarily the result of a delay in revenue recognition on contracts that have been in place for a number of years. Under the Restatement, revenue is being deferred by the Company until a future event occurs and the revenue becomes fixed, per the terms of each contract. The Company believes that the deferred revenue from contracts that the Company has previously entered into will be recognized in the future. The majority of the deferred revenue amounts have already been reported on income tax returns filed in accordance with a previously established and approved method of accounting for federal and state income tax reporting. The significant positive evidence related to the projected realization of the deferred customer billings from existing contracts and projected taxable income outweighs the negative evidence from the cumulative

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 8. Income Taxes (continued)
losses incurred in recent years based on the Restatement. Accordingly, the Company believes that it is more likely than not that the remaining deferred tax assets will be realized.
The Company has recorded valuation allowances at December 31, 2014 and 2013 of $0.3 million and $0.3 million, respectively based on our assessment that it is more likely than not that a portion of the Company’s separate state income tax net operating loss will not be realized.
The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries that arose in 2014 or 2013 because the Company considers these earnings to be indefinitely reinvested outside of the United States. As of December 31, 2014 and 2013, the undistributed earnings of these subsidiaries were $6.8 million and $5.0 million, respectively. It is not practicable to estimate the amount of recognized deferred tax liabilities, if any, for these undistributed foreign earnings.
The 2014, 2013 and 2012 current tax provision includes $1.0 million, $0.4 million, and $0.3 million, respectively, for income taxes arising from the pre-tax income of the Company’s India subsidiaries. The tax provisions are net of the impact of a tax holiday in India. The Company’s benefits from this tax holiday was $0.5 million for the year ended December 31, 2014 and $0.4 million for each of the years ended December 31, 2013 and 2012. The majority of these benefits are set to expire after the year ending December 31, 2018.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company’s unrecognized tax benefits as of December 31, 2014, 2013, and 2012 totaled $1.1 million, $1.3 million and $2.4 million, respectively. The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

		Tax Benefit
Unrecognized tax benefits as of	January 1, 2012	$2,313
Increases in positions taken in a current period		67
Increases in positions taken in prior period		31
Decreases due to lapse of statute of limitations		—

Unrecognized tax benefits as of	December 31, 2012	2,411
Increases in positions taken in a current period		67
Increases in positions taken in prior period		—
Decreases due to lapse of statute of limitations		(1,176)

Unrecognized tax benefits as of	December 31, 2013	1,302
Increases in positions taken in a current period		66
Increases in position taken in prior period		94
Decreases in positions taken in prior period		(51)
Decreases due to lapse of statute of limitations		(313)
Unrecognized tax benefits as of	December 31, 2014	$1,098

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 8. Income Taxes (continued)
As of December 31, 2014, approximately $1.1 million of the total gross unrecognized tax benefits represented the amount that, if recognized, would result in a reduction of the effective income tax rate in future periods. The Company recognizes interest and penalties related to income tax matters as part of income tax expense. The Company recorded adjustments to interest and potential penalties related to these unrecognized tax benefits during 2014, and in total, as of December 31, 2014, the Company has recorded a liability for interest and potential penalties of $0.8 million. The Company anticipates changes to the reserves within the next 12 months to be primarily related to interest. The Company believes it has sufficient accruals for contingent tax liabilities.
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
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. U.S. federal income tax returns for 2013, 2012 and 2011 are currently open for examination. The 2013, 2012 and 2011 U.S. federal income tax returns are currently under examination. State jurisdictions vary for open tax years. The statute of limitations for most states ranges from 3 to 6 years. Local tax authorities have completed their income tax examinations of the Company’s subsidiary in India for fiscal years 2009 and 2010. The proposed adjustments in India have been appealed, and the Company believes the ultimate outcome of these appeals will not result in a material adjustment to its tax liability.
Pursuant to the acquisition of a business in May 2006, the sellers, certain of which are employees of the Company, are obligated to indemnify the Company for federal and state income taxes, including 50% of any interest and penalties incurred, related to periods up to and including the date of the acquisition. The potential amount due to the Company related to this indemnity was $1.3 million, $1.3 million and $1.2 million as of December 31, 2014, 2013, and 2012, respectively. The amount due from related party is secured by the fair value of shares and cost held by the Company in escrow. The cost and fair value of these shares was $0.8 million, $1.0 million and $1.1 million at December 31, 2014, 2013, and 2012, respectively. Given that the fair value of the shares was less than the amount due from related party in 2014 and 2013, the Company recorded a reserve of $0.5 million and $0.3 million, respectively, to reflect the difference between the fair value of the shares and the receivable they securitize. No reserve was required at December 31, 2012. The amounts due from related party in the consolidated balance sheets reflect the net realizable value of the receivable. The Company intends to keep these shares in escrow until the related tax matters are fully resolved and any indemnification obligations in connection therewith have been satisfied.

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 9. Earnings (Loss) Per Share
Basic and diluted net income (loss) per common share are calculated as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$(79,620)	$130,083	$(119,740)
Basic weighted-average common shares	95,760,762	95,687,940	98,602,099
Add: Effect of dilutive securities	—	1,157,724	—
Diluted weighted-average common shares	95,760,762	96,845,664	98,602,099
Net income (loss) per common share (basic)	$(0.83)	$1.36	$(1.21)
Net income (loss) per common share (diluted)	$(0.83)	$1.34	$(1.21)
Stock options totaling 18,450,699 were not included in the computation of diluted income per share for the year ended December 31, 2013 as the options were anti-dilutive. Due to the net loss, stock options and RSAs totaling 22,401,870 and 17,867,359 were not included in the computation of diluted income (loss) per share for the years ended December 31, 2014 and 2012, respectively.
Note 10. Commitments and Contingencies
Operating Leases
The Company rents office space and equipment under operating leases, primarily for its Chicago corporate office, U.S. shared services centers and India operations. Office space lease terms range from 1 to 12 years, whereas equipment lease terms range from 1 to 3 years. The Company’s leases contain various rent holidays and rent escalation clauses and entitlements for tenant improvement allowances. Lease payments are amortized to expense on a straight-line basis over the lease term. For a description of the Company’s leased properties refer to “Part I - Item 2 - Properties” of this Annual Report on Form 10-K.
Total rent expense under all operating leases was $3.9 million, $3.8 million and $3.6 million for the years ended December 31, 2014, 2013, and 2012, respectively.
The aggregate future minimum rental commitments under all noncancelable operating leases having remaining terms in excess of one year as of December 31, 2014 are as follows (in thousands):

2015	$6,208
2016	5,067
2017	5,837
2018	5,697
2019	4,965
Thereafter	13,624

Total	$41,398

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 10. Commitments and Contingencies (continued)
Revolving Credit Facility
In September 2011, the Company reduced its outstanding line of credit with the Bank of Montreal from $15.0 million to $3.0 million. The Company's line of credit expired on February 15, 2015 and has not been renewed. As such, the Company has reclassified the $5.0 million in restricted cash to current assets at December 31, 2014. The $3.0 million line of credit could only be utilized by the Company in the form of letters of credit and was secured by a $5.0 million demand deposit with the Bank of Montreal which is presented as restricted cash in the Company’s consolidated balance sheets. Any amounts outstanding under the line of credit accrued interest at the greater of (i) the bank-established prime commercial rate, (ii) a LIBOR plus 1% rate, (iii) or a rate that combines the characteristics of both. The line of credit had an initial term of three years and was renewable annually thereafter. As of December 31, 2014 and 2013, the Company had outstanding letters of credit of approximately $0.7 million and $0.9 million, respectively.
Legal Proceedings
The Company is subject to various claims, pending and possible legal actions for product liability and other damages, and other matters arising out of the conduct of the Company’s business. On a quarterly basis, the Company reviews material legal claims against the Company. The Company accrues for the costs of such claims as appropriate and in the exercise of its judgment and experience. However, due to a lack of factual information available to the Company about a claim, or the procedural stage of a claim, it may not be possible for the Company to reasonably assess either the probability of a favorable or unfavorable outcome of the claim or to reasonably estimate the amount of loss should there be an unfavorable outcome. Therefore, for many of the claims, the Company cannot estimate a range of loss. The Company believes, based on current knowledge and after consultation with counsel, that the outcome of such claims and actions will not have a material adverse effect on the Company’s results of operations or financial position. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the Company’s results of operations or financial position.
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

Note 10. Commitments and Contingencies (continued)
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

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 10. Commitments and Contingencies (continued)
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
Note 11. Segments and Customer Concentrations
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
While managed independently and governed by separate contracts, several of the Company’s RCM customers are affiliated with a single healthcare system. The Company evaluates each separate affiliated contract as a customer. The Company has between 25 and 30 individual customers for RCM Services in each of the three years ended December 31, 2014, 2013, and 2012. The Company recognizes revenue on RCM services when there is a contract termination or other contractual agreement event, as defined in Note 2, Summary of Significant Accounting Policies in accordance with its accounting policy. The Company’s revenue is not consistent with its cash flows in that cash may be accumulated over 3 to 5 years prior to a revenue recognition event. Therefore, measuring customers as a percent of total revenue may not be meaningful.

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 11. Segments and Customer Concentrations (continued)
Hospital systems affiliated with Ascension Health have accounted for a significant portion of the Company’s net services revenue each year since the Company’s formation. In 2014, 2013, and 2012, net services revenue from hospitals affiliated with Ascension Health represented 12%, 73% and 5% of the Company’s total net services revenue, respectively. An affiliate of Ascension Health, individually, accounted for 12%, 28% and 1% of the Company’s total net services revenue for 2014, 2013, and 2012, respectively.
The Ascension Health system, through its individual customer contracts with the Company, account for more than 76%, 55% and 73% of the Company’s total deferred customer billings at December 31, 2014, 2013, and 2012, respectively. The loss of the customers within this large health system would have a material adverse impact on the Company’s operations.
The Company does not have a concentration of credit risk within accounts receivable as reported in the consolidated balance sheets with any one large customer at December 31, 2014, 2013, and 2012.
Note 12. Subsequent Events
The Company entered into a settlement agreements with two customers after the year ended December 31, 2014 which will result in revenue recognition events for the Company under its revenue recognition policy (see Note 2) in the year ended December 31, 2015. These agreements did not have a significant impact on the Company’s deferred customer billings, assets or liabilities at December 31, 2014.
Note 13. Quarterly Financial Information (Unaudited)
The following tables provide our Quarterly Condensed Consolidated Statements of Operations (in thousands, except per share data):

	1st Quarter Ended March 31,		2nd Quarter Ended June 30,		3rd Quarter Ended September, 30		4th Quarter Ended December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Net services revenue	$12,964	$28,157	$58,975	$374,408	$90,745	$18,342	$47,456	$83,861
Total operating expenses	97,599	70,621	86,167	76,854	76,001	79,288	79,026	73,903
Income (loss) from operations	(84,635)	(42,464)	(27,192)	297,554	14,744	(60,946)	(31,570)	9,958
Net income (loss)	$(54,723)	$(26,465)	$(16,799)	$187,733	$9,553	$(37,571)	$(17,651)	$6,386

Net income (loss) per common share
Basic	$(0.57)	$(0.28)	$(0.18)	$1.96	$0.10	$(0.39)	$(0.18)	0.07
Diluted	$(0.57)	$(0.28)	$(0.18)	$1.93	$0.10	$(0.39)	$(0.18)	0.07

EXHIBIT INDEX

Exhibit Number	Description

3.1
Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-162186) filed on April 26, 2010)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-162186) filed on April 26, 2010)
4.1
Specimen Certificate evidencing shares of Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-162186) filed on April 26, 2010)

10.1*
Amended and Restated Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-162186) filed on April 26, 2010)

10.2*
Form of Acknowledgment of Grant, used to evidence option grants under the Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-162186) filed on September 29, 2009)

10.3*	Restricted Stock Plan, as amended (incorporated by reference to Exhibit 10.3 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-162186) filed on April 26, 2010)
10.4*
Form of Restricted Stock Award Agreement under the Restricted Stock Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-162186) filed on September 29, 2009)

10.5
Third Amended and Restated Stockholders’ Agreement, dated as of February 22, 2009, among the Registrant and the parties named therein, as amended (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-172707) filed on March 9, 2011)

10.6
Form of Share Exchange Agreement, entered into in February 2009, with each of Etienne H. Deffarges, Steven N. Kaplan, Gregory N. Kazarian, The Shultz 1989 Family Trust, Spiegel Family LLC and John T. Staton Declaration of Trust (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-162186) filed on September 29, 2009)

10.7
Lease Agreement, dated as of May 4, 2005, between the Registrant and Zeller Management Corporation, as amended by First Lease Amendment, dated as of January 30, 2007, and Second Lease Amendment, dated as of November 26, 2008 (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-162186) filed on September 29, 2009)

10.8*
Employment Agreement, dated as of June 17, 2005, between the Registrant and John T. Staton, as amended (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 (File No. 333-162186) filed on September 29, 2009)

10.9*
Form of Indemnification Agreement, entered into between the Registrant and each director and executive officer (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-162186) filed on November 19, 2009)

10.10*	2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-162186) filed on April 26, 2010)
10.11*
Form of Incentive Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-162186) filed on April 26, 2010)

10.12*
Form of Nonstatutory Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-162186) filed on April 26, 2010)

10.13+
Master Professional Services Agreement by and between Ascension Health and the Registrant effective as of August 6, 2012 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-34746) filed on November 8, 2012)

Exhibit Number	Description

10.14*
Chairman’s Agreement, dated April 24, 2013, between Registrant and Mary A. Tolan (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.15*
Mutual General Release Agreement, dated April 24, 2013, between Registrant and Mary A. Tolan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.16*
Employment Agreement, dated April 2, 2013, between Registrant and Stephen F. Schuckenbrock (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.17*
Stock Option Agreement, dated April 3, 2013, between Registrant and Stephen F. Schuckenbrock (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.18*
Offer Letter, dated April 27, 2013, between Registrant and Joseph Flanagan (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.19*
Restricted Stock Award, dated June 3, 2013, between Registrant and Joseph Flanagan (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.20*
Nonstatutory Stock Option Award Agreement, dated June 3, 2013, between Registrant and Joseph Flanagan (incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.21*
Transition Agreement, dated April 24, 2013, between Registrant and Gregory N. Kazarian (incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.22*
Severance Agreement and Release of Claims, dated June 28, 2013, between Registrant and Richard Gillette (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.23*
Offer Letter, dated August 24, 2013, between Registrant and Sean D. Orr (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.24*
Resignation Letter, dated March 28, 2014, between Registrant and John T. Staton (incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.25*
Amendment to Offer Letter, dated April 29, 2014, between Registrant and Joseph Flanagan (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.26*
Nonstatutory Stock Option Award Agreement, dated April 29, 2014, between Registrant and Joseph Flanagan (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.27*
Restricted Stock Award Agreement, dated April 29, 2014, between Registrant and Joseph Flanagan (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.28*
Offer Letter, dated June 3, 2014, between Registrant and Thomas Gibson (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.29*
Offer Letter, dated July 10, 2014, between Registrant and Emad Rizk (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.30*
Nonstatutory Stock Option Award Agreement, dated July 21, 2014, between Registrant and Emad Rizk (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

Exhibit Number	Description
10.31*
Restricted Stock Award Agreement, dated July 21, 2014, between Registrant and Emad Rizk (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.32*
Resignation Letter Agreement, dated August 6, 2014, between Registrant and Sean Orr (incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.33*
Offer Letter, dated August 6, 2014, between Registrant and Peter Csapo (incorporated by reference to Exhibit 10.33 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.34*
Nonstatutory Stock Option Award Agreement, dated August 12, 2014, between Registrant and Peter Csapo (incorporated by reference to Exhibit 10.34 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.35*
Restricted Stock Award Agreement, dated August 12, 2014, between Registrant and Peter Csapo (incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.36*
Chairman Services Agreement, dated November 14, 2014, between Registrant and Steve Shulman (incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.37*	Offer Letter, dated January 9, 2015, between Registrant and Richard Evans
10.38*
Omnibus Amendment, dated May 18, 2015, to Employment Agreement dated April 2, 2013 between Registrant and Stephen F. Schuckenbrock and Stock Option Agreement, dated April 3, 2013, between Registrant and Stephen F. Schuckenbrock

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
101
The following materials from the Accretive Health, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes.

*	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

+	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.