Form 10-Q
period 2015-03-31
Accretive Health, Inc.
filed 2015-07-07
CIK 1472595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of July 1, 2015, the registrant had 97,945,709 shares of common stock, par value $0.01 per share, outstanding.

Accretive Health, Inc.
FORM 10-Q

For the period ended March 31, 2015

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

Accretive Health, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$132,003	$145,167
Restricted cash	—	5,000
Accounts receivable, net	4,531	4,438
Prepaid income taxes	5,912	6,138
Current deferred tax assets	64,416	62,322
Other current assets	6,984	7,389
Total current assets	213,846	230,454
Property, equipment and software, net	16,292	14,594
Non-current deferred tax assets	216,670	201,163
Goodwill and other assets, net	160	162
Total assets	$446,968	$446,373
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$6,167	$12,488
Current portion of customer liabilities	227,177	219,998
Accrued compensation and benefits	15,874	14,983
Other accrued expenses	9,434	15,680
Total current liabilities	258,652	263,149
Non-current portion of customer liabilities	350,465	317,065
Other non-current liabilities	8,323	8,405
Total liabilities	617,440	588,619
Stockholders' equity (deficit):
Common stock, $0.01 par value, 500,000,000 shares authorized, 102,890,241 shares issued and 98,034,744 shares outstanding at March 31, 2015; 102,890,241 shares issued and 98,112,019 shares outstanding at December 31, 2014	1,029	1,029
Additional paid-in capital	309,820	307,075
Accumulated deficit	(427,962)	(397,517)
Accumulative other comprehensive loss	(1,815)	(1,763)
Treasury stock	(51,544)	(51,070)
Total stockholders' equity (deficit)	(170,472)	(142,246)
Total liabilities and stockholders’ equity (deficit)	$446,968	$446,373
See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)
Net services revenue	$10,971	$12,964
Operating expenses:
Costs of services	42,196	44,932
Selling, general and administrative	17,362	17,366
Restatement and other	1,275	35,301
Total operating expenses	60,833	97,599
Loss from operations	(49,862)	(84,635)
Net interest income	5	100
Loss before income tax provision	(49,857)	(84,535)
Income tax benefit	19,412	29,812
Net loss	$(30,445)	$(54,723)
Net loss per common share
Basic	$(0.32)	$(0.57)
Diluted	$(0.32)	$(0.57)
Weighted average shares used in calculating net loss per common share:
Basic	95,889,146	95,723,185
Diluted	95,889,146	95,723,185
Consolidated statements of comprehensive loss
Net loss	(30,445)	(54,723)
Other comprehensive income:
Foreign currency translation adjustments	(52)	238
Comprehensive loss	$(30,497)	$(54,485)

See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)
Operating activities:
Net loss	$(30,445)	$(54,723)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,717	1,405
Share-based compensation	4,975	10,348
Loss on disposal of fixed assets	—	223
Provision/(Recoveries) for doubtful receivables	9	(515)
Deferred income taxes	(19,804)	(28,800)
Excess tax benefits from share-based awards	—	(176)
Changes in operating assets and liabilities:
Accounts receivable	(102)	10,843
Prepaid income taxes	212	104
Other assets	405	(1,999)
Accounts payable	(6,323)	1,234
Accrued compensation and benefits	891	6,875
Other liabilities	(6,355)	1,106
Customer liabilities	40,579	33,740
Net cash used in operating activities	(14,241)	(20,335)
Investing activities:
Purchases of property, equipment and software	(3,402)	(1,177)
Net cash used in investing activities	(3,402)	(1,177)
Financing activities:
Excess tax benefit from share-based awards	—	176
Restricted cash released from letter of credit	5,000	—
Purchase of treasury stock	(474)	(77)
Net cash provided by financing activities	4,526	99
Effect of exchange rate changes on cash	(47)	195
Net decrease in cash and cash equivalents	(13,164)	(21,218)
Cash and cash equivalents at beginning of period	145,167	228,891
Cash and cash equivalents at end of period	$132,003	$207,673

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements reflect the Company's financial position as of March 31, 2015, the results of operations for the three months ended March 31, 2015 and 2014, and the cash flows of the Company for the three months ended March 31, 2015 and 2014. These financial statements include the accounts of Accretive Health, Inc. and its wholly owned subsidiaries. All material intercompany amounts have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2015.
When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. For a more complete discussion of the Company’s significant accounting policies and other information, the unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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
In May 2014, the FASB issued Update No. 2014-09, "Revenue from Contracts with Customers", which provides guidance for revenue recognition. The updated standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount equal to the consideration to which the company expects to be entitled in exchange for those goods or services. This Accounting Standards Update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. In April 2015, the FASB proposed deferring the standard effective date by one year. The Company is currently in the process of evaluating the impact of the adoption of this prospective guidance on its consolidated financial statements.
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
The following table includes assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	March 31,	December 31,
	2015	2014
	(Unaudited)
Level 1 assets
Money market funds with maturities of less than 90 days	117,311	137,802
Total	$117,311	$137,802
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
Movements in the allowance for doubtful accounts are as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
	(unaudited)
Beginning balance	$314	$740
Provision/(Recoveries)	9	(515)
Write-offs	(84)	7
Ending balance	$239	$232
NOTE 5 — PROPERTY, EQUIPMENT AND SOFTWARE
Property, equipment and software consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
	(unaudited)
Computer and other equipment	$19,273	$17,701
Leasehold improvements	13,469	12,491
Software	13,066	12,398
Office furniture	3,274	3,152
Property, equipment and software, gross	49,082	45,742
Less: accumulated depreciation and amortization	(32,790)	(31,148)
Property, equipment and software, net	$16,292	$14,594
The following table summarizes the allocation of depreciation and amortization expense between cost of services and selling, general and administrative expenses (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of services	$1,482	$974
Selling, general and administration	235	431
Total depreciation and amortization	$1,717	$1,405

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 6 — CUSTOMER LIABILITIES
Customer liabilities consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
	(unaudited)
Deferred customer billings, current	$142,590	$132,063
Accrued service costs, current	76,850	68,077
Customer deposits, current	7,544	19,675
Deferred revenue, current	193	183
Current portion of customer liabilities	227,177	219,998

Deferred customer billings, non-current	350,465	317,065
Total customer liabilities	$577,642	$537,063

NOTE 7 — SHARE-BASED COMPENSATION
The share-based compensation expense relating to the Company’s stock options and restricted stock awards ("RSAs") for the three months ended March 31, 2015 and 2014, was $5.2 million and $10.3 million, respectively, with related tax benefits of approximately $2.0 million and $3.7 million, respectively.
Total share-based compensation expense that has been included in the Company's consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Share-based Compensation Expense Allocation Details:
Cost of services	$1,400	$1,669
Selling, general and administrative	3,796	3,091
Restatement and other costs	—	5,588
Total share-based compensation expense (1)	$5,196	$10,348
(1) Includes $0.2 million in share-based compensation expense paid in cash during the three months ended March 31, 2015.
The Company uses the Black-Scholes option pricing model to determine the estimated fair value of each option as of its grant date. These inputs are subjective and generally require significant analysis and judgment to develop. The following table sets forth the significant assumptions used in the Black-Scholes option pricing model and the calculation of share-based compensation expense for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Future dividends	—	—
Risk-free interest rate	1.5% to 1.8%	1.9% to 2.2%
Expected volatility	50%	50%
Expected life	6.25	6.25
Forfeitures	5.68% annually	5.68% annually

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The risk-free interest rate input is based on U.S. Treasury instruments, and expected volatility of the share price based upon review of the historical volatility levels of the Company’s common stock in conjunction with that of public companies that operate in similar industries or are similar in terms of stage of development or size and a projection of this information toward its future expected volatility. The Company used the simplified method to estimate the expected option life for 2015 and 2014 option grants. The simplified method was used due to the lack of sufficient historical data available to provide a reasonable basis upon which to estimate the expected term of each stock option.
The Company used Monte Carlo simulations to estimate the fair value of its RSAs with vesting based on market-based performance conditions as of their respective grant dates. The Company applied the same analysis that it used for the Black-Scholes for risk free interest rate, volatility and dividend yield. Expected term is based on the market condition to which the vesting is tied. The Company did not issue any market-based grants during the three months ended March 31, 2015.
Stock Options
A summary of the options activity during the three months ended March 31, 2015, is shown below:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2015	19,924,405	$10.91
Granted	1,067,394	6.15
Exercised	—	—
Canceled	(487,075)	16.70
Forfeited	(332,050)	9.79
Outstanding at March 31, 2015	20,172,674	$10.54
Outstanding and vested at March 31, 2015	11,841,882	$11.43
Outstanding and vested at December 31, 2014	11,879,209	$11.73
Restricted Stock Awards
A summary of the restricted stock activity during the three months ended March 31, 2015 is shown below:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2015	2,477,465	$8.71
Granted	—	—
Vested	(212,504)	9.48
Forfeited	—	—
Outstanding at March 31, 2015	2,264,961	$8.64
In most cases, RSA vesting is based on the passage of time. The amount of share-based compensation expense is based on the fair value of the Company's common stock on the respective grant dates and is recognized ratably over the vesting period.
The amount of share-based compensation expense for RSAs with vesting tied to market-based performance conditions is recognized over the expected performance period, however, compensation expense already recognized is not adjusted if market-based performance conditions are not met.

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company's RSA agreements allow employees to surrender to the Company shares of common stock upon vesting of their RSAs in lieu of their payment of the required personal employment-related taxes. Employees surrendered to the Company 77,275 and 8,686 shares of stock, respectively, towards the minimum statutory tax withholdings, which the Company recorded in an amount of approximately $0.5 million and $0.1 million, respectively, for the three months ended March 31, 2015 and 2014. Shares surrendered in payment of personal employment-related taxes are held in treasury.
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
NOTE 8 — RESTATEMENT AND OTHER
In the first quarter of 2013, the Company determined that it would restate its previously issued consolidated financial statements (the "Restatement"). The Restatement corrected accounting errors relating to timing of recognition of net services revenue, as well as the presentation of net services revenue and cost of services, and also certain capitalized costs for internal use software, goodwill, income taxes and other miscellaneous items. The Company completed the Restatement in December 2014. The Restatement has also resulted in the Company spending additional time and resources redesigning its accounting processes and internal controls over financial reporting.

Restatement and other costs are comprised of reorganization-related and Restatement expenses and certain other costs. For the three months ended March 31, 2015 and 2014, the Company incurred $1.3 million and $35.3 million in Restatement and other costs, respectively.

Reorganization-related
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

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company’s reorganization activity was as follows (in thousands):

	Three months ended
	March 31,
	2015	2014
	(unaudited)
Reorganization liability, beginning balance	$3,454	$1,143
Restructuring charges	—	9,889
Cash payments	(1,922)	(2,011)
Non-cash charges	—	(5,588)
Reorganization liability, ending balance	$1,532	$3,433

Restatement

For the three months ended March 31, 2015 and 2014, the Company incurred $1.4 million and $25.0 million in Restatement-related costs, respectively. The Restatement-related costs in the three months ended March 31, 2015 and 2014 were primarily due to the higher than normal professional service fees.

Other

During the three months ended March 31, 2015 and 2014, the Company incurred other costs of $(0.1) million and $0.4 million, respectively.
NOTE 9 — INCOME TAXES
Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of items which are required to be discretely recognized within the applicable interim period.  The Company’s intention is to permanently reinvest its foreign earnings outside the United States.  As a result, the effective tax rates in the periods presented are largely based upon the projected annual pre-tax earnings by jurisdiction.

The income tax benefits for the three months ended March 31, 2015 and March 31, 2014 were higher than the amounts derived by applying the federal statutory tax rate of 35% primarily from the impact of state taxes. The tax rate is also impacted by discrete items that may occur in any given period.

The Company corrected the statutory rate used in one of its state deferred calculations for the year ended December 31, 2013.  The Company discovered this error in the process of preparing its annual and quarterly financial statements for the year ended December 31, 2014, and recorded the amount in the first quarter of 2014. The correction of this error increased tax expense for the three months ended March 31, 2014 by approximately $2.4 million. The Company has determined the amount is immaterial for the three months ended March 31, 2014 and the year ended December 31, 2014.

During the three months ended March 31, 2015, the Company's uncertain tax positions decreased by $0.2 million, excluding interest and penalties, as compared to December 31, 2014. The decrease in uncertain tax position was primarily related to the expiration of statutes of limitation.

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
The following table sets forth the computation of basic and diluted earnings per share available to common shareholders for the three months ended March 31, 2015 and 2014, respectively (in thousands, except share and per share data).

	Three Months Ended
	March 31,
	2015	2014
	(unaudited)
Net loss	$(30,445)	$(54,723)
Basic weighted-average common shares	95,889,146	95,723,185
Add: Effect of dilutive securities	—	—
Diluted weighted average common shares	95,889,146	95,723,185
Net income (loss) per common share (basic)	$(0.32)	$(0.57)
Net income (loss) per common share (diluted)	$(0.32)	$(0.57)
Because of their anti-dilutive effect, 22,437,635 and 20,892,607 common share equivalents comprised of stock options and restricted stock awards have been excluded from the diluted earnings per share calculation for the three months ended March 31, 2015 and 2014, respectively.
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Revolving Credit Facility
The Company previously maintained a line of credit with the Bank of Montreal in the amount of $3.0 million. The $3.0 million line of credit could only be utilized by the Company in the form of letters of credit and was secured by a $5.0 million demand deposit with the Bank of Montreal. The Company's line of credit expired on February 15, 2015 and was not renewed. As a result of such expiration, the Company has reclassified $5.0 million from restricted cash into cash and cash equivalents at March 31, 2015.
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
Other than as described below, the Company is not presently a party to any material litigation or regulatory proceeding and is not aware of any pending or threatened litigation or regulatory proceeding against the Company which, individually or in the aggregate, could have a material adverse effect on its business, operating results, financial condition or cash flows.
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
On July 11, 2013, the Court of Chancery of the State of Delaware granted the Company's motion to stay Doyle v. Tolan et al., in favor of the action pending in the U.S. District Court for the Northern District of Illinois. On September 24, 2013, the U.S. District Court for the Northern District of Illinois granted the Company's motion to dismiss without prejudice, giving plaintiffs in that case leave to file an amended consolidated complaint, which plaintiffs filed on October 22, 2013, amending their complaint to also include allegations with respect to the Restatement. On February 25, 2015, the Company entered a settlement agreement with plaintiffs in all of these suits that would resolve the derivative actions, subject to court approval. On February 26, 2015, plaintiffs in the action

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

pending in the U.S. District Court for the Northern District of Illinois filed a motion seeking preliminary approval of that settlement, which was granted on March 19, 2015. A final fairness hearing is scheduled for July 23, 2015.
On May 17, 2013, the Company, along with certain of its directors, former directors and former officers, was named as a defendant in a putative securities class action lawsuit filed in the U.S. District Court for the Northern District of Illinois (Hughes v. Accretive Health, Inc. et al.). The primary allegations, relating to its March 8, 2013 announcement that the Company would be restating its prior period financial statements, are that its public statements, including filings with the SEC, were false and/or misleading with respect to its revenue recognition and earnings prospects. On November 27, 2013, plaintiffs voluntarily dismissed the Company’s directors and former directors (other than Mary Tolan). On January 31, 2014, the Company filed a motion to dismiss the complaint. On September 25, 2014, the Court granted the Company motion to dismiss without prejudice, however the plaintiffs filed a second amended complaint on October 23, 2014. On November 10, 2014, the Company filed a motion to dismiss the second amended complaint. While that motion was still pending, on January 8, 2015, plaintiffs filed a motion to amend the second amended complaint, seeking to add allegations regarding the recently issued Restatement. On April 22, 2015, the court granted plaintiffs’ motion to amend, and a third amended complaint was filed on May 13, 2015. The Company moved to dismiss the third amended complaint on June 3, 2015. The Company continues to believe it has meritorious defenses and intends to vigorously defend itself, Mary Tolan, and its former officers against these claims. The outcome is not presently determinable.
The SEC’s Division of Enforcement in the Chicago Regional Office is also conducting an investigation regarding the circumstances surrounding the Restatement. The Company is fully cooperating with the investigation.
On February 11, 2014, the Company was named as a defendant in a putative class action lawsuit filed in the U.S. District Court for the Southern District of Alabama (Church v. Accretive Health, Inc.). The primary allegations are that the Company attempted to collect debts without providing the notice required by the Fair Debt Collections Practices Act ("FDCPA") and attempted to collect debts after they were discharged in bankruptcy. The Company believes that it has meritorious defenses and intends to vigorously defend itself against these claims. The outcome is not presently determinable.
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
In April 2015, the Company was named among other defendants in an employment action brought by a former employee before the Maine Human Rights Commission ("MHRC") alleging that she was improperly terminated in retaliation for uncovering alleged Medicare fraud.  The Company filed its response with the MHRC on May 19, 2015 seeking that the Company be dismissed entirely from the action.  On June 23, 2015, the MHRC issued its Notice of Right to Sue and decision to terminate its process with respect to all charged asserted by Ms. Worthy. The Plaintiff has filed a parallel qui tam action in the District of Maine (Worthy v. Eastern Maine Healthcare Systems) in which she makes the same allegations.  The U.S. Department of Justice declined to intervene in the federal court action, and the case was unsealed in April 2015 but process has not been served on any defendant. The Company believes that it has meritorious defenses to both the potential MHRC action for which the MHRC has granted the

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Notice of Right to Sue letter and the federal court case, and intends to vigorously defend itself against these claims. The outcomes are not presently determinable.
NOTE 12 — SEGMENTS AND CUSTOMER CONCENTRATIONS
The Company has determined that it has a single operating segment in accordance with the way in which its business activities are managed and evaluated. All of the Company’s significant operations are organized around the single business of providing end-to-end management services of revenue cycle operations for U.S.-based hospitals and other medical providers. Accordingly, for purposes of segment disclosures, the Company has only one reporting segment. All of the Company’s net services revenue and trade accounts receivable are derived from healthcare providers domiciled in the United States.
Hospital systems affiliated with Ascension Health have accounted for a significant portion of the Company’s net services revenue each year since the Company’s formation. For the three months ended March 31, 2015 and 2014, three different customers, unaffiliated with Ascension Health, accounted for 54% and 28% of net services revenue, respectively. The Ascension Health system, through its individual customer contracts with the Company, accounted for more than 76% of the Company’s total deferred customer billings at March 31, 2015 and December 31, 2014. The loss of the customers within this large health system would have a material adverse impact on the Company’s operations. There are three customers whose individual balance was equal to or greater than 10% of total deferred customer billings and, in the aggregate, account for 47% and 48% of the total deferred customer billings at March 31, 2015 and December 31, 2014, respectively, of which one customer is part of the affiliated Ascension Health system discussed above.
The Company does not have a concentration of credit risk within accounts receivable as reported in the consolidated balance sheets with any one customer at March 31, 2015 and December 31, 2014.
NOTE 13 — SUBSEQUENT EVENTS
The Company entered into a settlement agreement with one customer after the quarter ending March 31, 2015 which will result in a revenue recognition event for the Company under its revenue recognition policy in the quarter ending June 30, 2015. This agreement did not have a significant impact on the Company’s deferred customer billings, assets or liabilities at March 31, 2015.

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
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, that involve substantial risks and uncertainties. These statements are often identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict," "project," “would” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 as well as our other filings with the Securities Exchange Commission, or SEC. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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
Revenue Cycle Management, or RCM, continues to be our primary service offering. Our RCM offering helps our customers more efficiently manage their revenue cycle process. This encompasses patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections. We focus on optimizing our customers’ entire, end-to-end revenue cycle process, which we believe is more advantageous than alternative approaches that merely focus on certain aspects or sub-processes within the revenue cycle. Our physician advisory services, or PAS, complement our RCM offering by strengthening our customers' compliance with certain third-party payer requirements and limiting denials of claims. For example, our PAS offering helps customers determine whether to classify a hospital visit as an in-patient or an out-patient observation case for billing purposes. We believe that the population health capabilities we are integrating into our RCM offering will enhance our value-based reimbursement capabilities to help providers enter into risk-bearing arrangements with payers.

We operate our business as a single segment configured with our significant operations and offerings organized around the business of providing end-to-end RCM services to U.S.-based hospitals and other healthcare providers.
CONSOLIDATED RESULTS OF OPERATIONS
The following table provides consolidated operating results and other operating data for the periods indicated (unaudited):

	Three Months Ended March 31,		2015 vs. 2014 Change
	2015	2014	Amount	%
	(In thousands)
Consolidated Statement of Operations Data:
RCM services: net operating fees	$3,610	$1,465	$2,145	n.m.
RCM services: incentive fees	1,900	2,142	(242)	(11.3)%
Other service fees	5,461	9,357	(3,896)	(41.6)%
Total net services revenue	10,971	12,964	(1,993)	(15.4)%
Operating expenses:
Cost of services	42,196	44,932	(2,736)	(6.1)%
Selling, general and administrative	17,362	17,366	(4)	—%
Restatement and other	1,275	35,301	(34,026)	(96.4)%
Total operating expenses	60,833	97,599	(36,766)	(37.7)%
Loss from operations	(49,862)	(84,635)	34,773	(41.1)%
Net interest income	5	100	(95)	(95.0)%
Net loss before income tax provision	(49,857)	(84,535)	34,678	(41.0)%
Income tax benefit	19,412	29,812	(10,400)	(34.9)%
Net loss	$(30,445)	$(54,723)	$24,278	(44.4)%
n.m. - Not meaningful
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

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Non-GAAP Measures:
Adjusted EBITDA	$(41,674)	$(43,169)
Net cash generated from customer contracting activities	$2,253	$1,355
Gross cash generated from customer contracting activities	$54,898	$57,488
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
These non-GAAP measures are used throughout this Quarterly Report on Form 10-Q, including in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Gross and net cash generated from customer contracting activities include invoices issued to customers that may remain uncollected or may be subject to credits, and cash collected may be returned to our customers in the form of concessions or other adjustments. Customer concessions and other adjustments have occurred in the past, and we cannot determine the likelihood that they will again occur in the future.
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

•
Gross and net cash generated from customer contracting activities include progress billings on incentive fees that have been collected for a number of our RCM contracts. These progress billings have, from time-to-time, been subject to adjustments, and the fees included in these non-GAAP measures may be subject to adjustments in the future;

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

Reconciliation of GAAP and Non-GAAP Measures
The following table contains a reconciliation of adjusted EBITDA and gross and net cash generated from customer contracting activities to net income (loss), the most comparable GAAP measure, for each of the periods indicated (in thousands, except percentages).

	Three Months Ended March 31,		2015 vs. 2014 Change
	2015	2014	Amount	%
Net loss	$(30,445)	$(54,723)	$24,278	(44.4)%
Net interest income	(5)	(100)	95	(95.0)%
Income tax benefit	(19,412)	(29,812)	10,400	(34.9)%
Depreciation and amortization expense	1,717	1,405	312	22.2%
Share-based compensation expense (1)	5,196	4,760	436	9.2%
Restatement and other (2)	1,275	35,301	(34,026)	(96.4)%
Adjusted EBITDA	(41,674)	(43,169)	1,495	(3.5)%
Change in deferred customer billings (3)	43,927	44,524	(597)	(1.3)%
Net cash generated from customer contracting activities	$2,253	$1,355	$898	66.3%
Net services revenue (GAAP basis)	10,971	12,964	(1,993)	(15.4)%
Change in deferred customer billings (3)	43,927	44,524	(597)	(1.3)%
Gross cash generated from customer contracting activities	$54,898	$57,488	$(2,590)	(4.5)%

Components of Gross Cash Generated from Customer Contracting Activities:
RCM services: net operating fee	$30,189	$34,776	$(4,587)	(13.2)%
RCM services: incentive fee	18,131	13,355	4,776	35.8%
Total RCM services fees	48,320	48,131	$189	0.4%
Other service fees	6,578	9,357	(2,779)	(29.7)%
Gross cash generated from customer contracting activities	$54,898	$57,488	$(2,590)	(4.5)%

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

(2)
For the three months ended March 31, 2015 and 2014, we incurred $1.4 million and $25.0 million in Restatement-related costs, respectively. The costs during the three months ended March 31, 2014 were incurred to complete the Annual Report on Form 10-K for the year ended December 31, 2013 and to restate certain historical consolidated financial statements. For the three months ended March 31, 2014, we also incurred costs in connection with a reduction in workforce in certain corporate, administrative and management functions totaling $9.9 million, which costs included severance payments, healthcare benefits, and outplacement job training. The costs during the three months ended March 31, 2015 related to higher than normal professional services fees.

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

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Net Services Revenues
Net services revenue decreased by $2.0 million, or 15.4%, from $13.0 million for the three months ended March 31, 2014 to $11.0 million for the three months ended March 31, 2015. The decrease is the result of a decrease in other service fees revenues of $3.9 million, from $9.4 million for the three months ended March 31, 2014 to $5.5 million for the three months ended March 31, 2015, driven by a decline in PAS revenue, due to the impact of the "two-midnight rule", a regulatory change in the healthcare industry related to billing classifications for certain hospital patients. This decrease was offset by an increase in RCM services of $1.9 million, from $3.6 million for the three months ended March 31, 2014 to $5.5 million for the three months ended March 31, 2015.
Gross Cash Generated from Customer Contracting Activities (Non-GAAP)
Gross cash generated from customer contracting activities decreased by $2.6 million, or 4.5%, from $57.5 million for the three months ended March 31, 2014 to $54.9 million for the three months ended March 31, 2015. The decrease was primarily the result of a decrease in our other service fees of $2.8 million due to the negative impact of the two-midnight rule on our PAS business. This decrease was offset by an increase in cash received from certain RCM customers. For an explanation of how we calculate gross cash generated from customer contracting activities, refer to the Reconciliation of GAAP and Non-GAAP measures above.
Costs of Services
Our costs of services decreased by $2.7 million, or 6.1%, from $44.9 million for the three months ended March 31, 2014 to $42.2 million for the three months ended March 31, 2015. The decrease in costs of services was primarily attributable to decreased volumes in our PAS business.
Selling, General and Administrative Expenses
Selling, general and administrative expenses was $17.4 million for each of the three months ended March 31, 2015 and March 31, 2014.
Net Cash Generated from Customer Contracting Activities (Non-GAAP)
Net cash generated from customer contracting activities was $2.3 million for the three months ended March 31, 2015, compared to $1.4 million for the three months ended March 31, 2014. This change of $0.9 million was primarily due to a decrease in costs of services expenses. For an explanation of how we calculate net cash generated from customer contracting activities, refer to the Reconciliation of GAAP and Non-GAAP measures above.
Restatement and other
Restatement and other costs decreased by $34.0 million, or 96.4%, to $1.3 million for the three months ended March 31, 2015 from $35.3 million for the three months ended March 31, 2014. The decrease was primarily attributable to a decrease in Restatement-related costs of $23.6 million and a decrease in reorganization costs of $9.9 million. These costs are considered unusual in nature by management and are reported separately under the caption "Restatement and other" in the accompanying condensed consolidated statement of operations and comprehensive loss.
Income Taxes
Our tax benefit decreased by $10.4 million to $19.4 million for the three months ended March 31, 2015, from $29.8 million for the three months ended March 31, 2014, primarily due to the reduction in our pretax loss. Our effective tax rates for the three months ended March 31, 2015 and 2014 were 38.9% and 35.3%, respectively. Our tax rate is affected by changes in state tax rates and discrete items that may occur in any given period but not consistent from year to year. The increase in the effective tax rate for the three months ended March 31, 2015 is primarily attributable to fewer discrete events which had positive impacts on the tax rate for the three months ended March 31, 2014.

CRITICAL ACCOUNTING POLICIES
Management considers an accounting policy to be critical if the accounting policy requires management to make particularly difficult, subjective or complex judgments about matters that are inherently uncertain. A summary of our critical accounting policies is included in Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Policies and Use of Estimates" of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
NEW ACCOUNTING PRONOUNCEMENTS
For additional information regarding new accounting guidance, see Note 2, Recent Accounting Pronouncements, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which provides a summary of our recently adopted accounting standards and disclosures.
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity is cash flows from operations. Given our current cash and cash equivalents and accounts receivable, we believe we will have sufficient funds to meet our operating, investing and financing needs for at least the next twelve months.
Our cash and cash equivalents were $132.0 million at March 31, 2015 as compared to $145.2 million as of December 31, 2014. Our cash and cash equivalents, at any time, include amounts paid to us in advance by customers for the purpose of reimbursing their revenue cycle operation costs. See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Cash flows from operating, investing and financing activities, as reflected in our condensed consolidated statements of cash flows, are summarized in the following table (unaudited):

	Three Months Ended
	March 31,
Cash Flows (in thousands)	2015	2014
Net cash provided by (used in):
Operating activities	$(14,241)	$(20,335)
Investing activities	(3,402)	(1,177)
Financing activities	4,526	99
Operating Activities
Cash used in operating activities for the three months ended March 31, 2015 totaled $14.2 million, as compared to $20.3 million of cash used in operating activities for the three months ended March 31, 2014. The decrease in cash used in operating activities was primarily attributable to the decrease in Restatement and other expenses of $34.0 million, from $35.3 million for the three months ended March 31, 2014 to $1.3 million for the three months ended March 31, 2015.

Investing Activities
Cash used in investing activities increased by $2.2 million, from $1.2 million for the three months ended March 31, 2014 to $3.4 million for the three months ended March 31, 2015. Cash used during the three months ended March 31, 2015 was primarily related to the purchase of computer hardware and software to support our business.
Financing Activities
Cash provided by financing activities increased to $4.5 million for the three months ended March 31, 2015, primarily due to the expiration and non-renewal of our line of credit on February 15, 2015. As a result of such expiration, the $5.0 million demand note that secured our line of credit was reclassified from restricted cash into cash and cash equivalents at March 31, 2015. This increase in financing activities was partially offset by an increase in treasury share purchases of $0.3 million and decrease of $0.2 million in excess tax benefit from share-based awards.
Revolving Credit Facility
We maintained a line of credit with the Bank of Montreal in the amount of $3.0 million. The $3.0 million line of credit could only be utilized by us in the form of letters of credit and was secured by a $5.0 million demand deposit with the Bank of Montreal. Any amounts outstanding under the line of credit accrued interest at the greater of the bank-established prime commercial rate, a LIBOR plus 1% rate, or a rate that combines the characteristics of both. The line of credit had an initial term of three years and was renewable annually thereafter. At December 31, 2014, we had outstanding letters of credit of approximately $0.7 million, which reduced the available line of credit to $2.3 million. Our line of credit expired on February 15, 2015 and was not renewed.
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
Additionally, new business development remains a priority as we plan to continue to boost our sales and marketing efforts. We plan to continue to add experienced personnel to our sales organization, develop more disciplined sales processes and create an integrated marketing capability.
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

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in the exchange rate between the U.S. dollar and the Indian rupee because a portion of our operating expenses are incurred by our subsidiary in India and are denominated in Indian rupees. However, we do not generate any revenues outside of the United States. For the three months ended March 31, 2015 and 2014, 5.5% and 3.4%, respectively, of our expenses were denominated in Indian rupees. As a result, we believe that the risk of a significant impact on our operating income from foreign currency exchange rate fluctuations is not substantial.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As previously disclosed under “Item 9A - Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (which was filed on June 23, 2015), or the 2014 10-K, we concluded that our internal control over financial reporting was not effective as a result of the material weaknesses identified in the 2014 10-K.
During 2014 and 2015, we spent considerable time and deployed considerable resources performing extensive analytics and substantive procedures and supporting the audit process to complete the restated financial statements for 2011, as well as the financial statements for the years ended December 31, 2012, 2013 and 2014. In light of these efforts, we were unable to remediate our material weaknesses; however, we continue to invest significant time and resources and take actions to remediate material weaknesses in our internal control over financial reporting.
While our remediation efforts continue, we have relied on and will continue to rely on extensive, temporary manual procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by an effective internal control environment. These procedures include, but are not limited to:

•
Significant extension of the timeline for the 2015 financial statement close process, thereby allowing us to conduct additional analysis and substantive procedures, including preparation of account reconciliations and making additional adjustments as necessary to verify the accuracy and completeness of our financial reporting; and

•
Hiring additional resources and retaining outside consultants with relevant accounting experience, skills and knowledge, working under our supervision and direction to assist with account closing and the financial statement preparation process for 2015.

Notwithstanding the existence of the material weaknesses as described in the 2014 10-K, we believe that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.
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
To remediate the control environment deficiencies identified herein, our leadership team, including the Chief

Executive Officer and the Chief Financial Officer, has reaffirmed and reemphasized the importance of internal control, control consciousness and a strong control environment.
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

•
hired additional accounting personnel with appropriate backgrounds and skill sets, including professionals with certified public accountant qualifications, master’s degrees and public accounting experience and created new positions for a Director of Revenue and a Director of Taxes;

•	completed the implementation of a more robust contract governance structure to assure appropriate administration, compliance and accounting treatment for new or amended contract terms;

•	established a contracting boundaries protocol to clarify the delegation of contracting authority to personnel involved in establishing customer contract terms;

•	established a formal delegation of authority from the Board of Directors to management with further delegation to accountable personnel;

•	expanded the use of our financial reporting systems to facilitate more robust analysis of operating performance, budgeting and forecasting; and

•	strengthened our current disclosure committee with formalized processes to enhance the transparency of our external financial reporting.
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
Changes in Internal Control Over Financial Reporting
Other than matters discussed in this Item 4, there have been no changes in our internal control over financial reporting since our last Annual Report filed on Form 10-K for the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
Other than as described below, the Company is not presently a party to any material litigation or regulatory proceeding and is not aware of any pending or threatened litigation or regulatory proceeding against the Company which, individually or in the aggregate, could have a material adverse effect on its business, operating results, financial condition or cash flows.
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
On July 11, 2013, the Court of Chancery of the State of Delaware granted the Company's motion to stay Doyle v. Tolan et al., in favor of the action pending in the U.S. District Court for the Northern District of Illinois. On September 24, 2013, the U.S. District Court for the Northern District of Illinois granted the Company's motion to dismiss without prejudice, giving plaintiffs in that case leave to file an amended consolidated complaint, which plaintiffs filed on October 22, 2013, amending their complaint to also include allegations with respect to the Restatement. On February 25, 2015, the Company entered a settlement agreement with plaintiffs in all of these suits that would resolve the derivative actions, subject to court approval. On February 26, 2015, plaintiffs in the action pending in the U.S. District Court for the Northern District of Illinois filed a motion seeking preliminary approval of that settlement, which was granted on March 19, 2015. A final fairness hearing is scheduled for July 23, 2015.
On May 17, 2013, the Company, along with certain of its directors, former directors and former officers, was named as a defendant in a putative securities class action lawsuit filed in the U.S. District Court for the Northern District of Illinois (Hughes v. Accretive Health, Inc. et al.). The primary allegations, relating to its March 8, 2013 announcement that the Company would be restating its prior period financial statements, are that its public statements, including filings with the SEC, were false and/or misleading with respect to its revenue recognition and earnings prospects. On November 27, 2013, plaintiffs voluntarily dismissed the Company’s directors and former directors (other than Mary Tolan). On January 31, 2014, the Company filed a motion to dismiss the complaint. On September 25, 2014, the Court granted the Company motion to dismiss without prejudice, however the plaintiffs filed a second amended complaint on October 23, 2014. On November 10, 2014, the Company filed a motion to dismiss the second amended complaint. While that motion was still pending, on January 8, 2015, plaintiffs filed a motion to amend the second amended complaint, seeking to add allegations regarding the recently issued Restatement. On April 22, 2015, the court granted plaintiffs’ motion to amend, and a third amended complaint was filed on May 13, 2015. The Company moved to dismiss the third amended complaint on June 3, 2015. The Company continues to believe it has meritorious defenses and intends to vigorously defend itself, Mary Tolan, and its former officers against these claims. The outcome is not presently determinable.
The SEC’s Division of Enforcement in the Chicago Regional Office is also conducting an investigation regarding the circumstances surrounding the Restatement. The Company is fully cooperating with the investigation.
On February 11, 2014, the Company was named as a defendant in a putative class action lawsuit filed in the U.S. District Court for the Southern District of Alabama (Church v. Accretive Health, Inc.). The primary allegations are that the Company attempted to collect debts without providing the notice required by the Fair Debt Collections Practice Act, or the FDCPA and attempted to collect debts after they were discharged in bankruptcy. The Company believes that it has meritorious defenses and intends to vigorously defend itself against these claims. The outcome is not presently determinable.
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
In April 2015, the Company was named among other defendants in an employment action brought by a former employee before the Maine Human Rights Commission, or the MHRC, alleging that she was improperly terminated in retaliation for uncovering alleged Medicare fraud.  The Company filed its response with the MHRC on May 19, 2015 seeking that the Company be dismissed entirely from the action.  On June 23, 2015, the MHRC issued its Notice of Right to Sue and decision to terminate its process with respect to all charges asserted by Ms. Worthy. The Plaintiff has filed a parallel qui tam action in the District of Maine (Worthy v. Eastern Maine Healthcare Systems) in which she makes the same allegations.  The U.S. Department of Justice declined to intervene in the federal court action, and the case was unsealed in April 2015 but process has not been served on any defendant. The Company believes that it has meritorious defenses to both the potential MHRC action for which the MHRC has granted the

Notice of Right to Sue letter and the federal court case, and intends to vigorously defend itself against these claims. The outcomes are not presently determinable.

ITEM 1A.	RISK FACTORS
During the three months ended March 31, 2015, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. Please refer to Part I, Item IA, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2014 for a complete description of the material risks we face and also refer to the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes and the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sale of Equity Securities
We granted options to purchase an aggregate of 1,067,394 shares of our common stock with exercise prices ranging from $5.84 to $6.55 per share during the three months ended March 31, 2015 to employees and directors pursuant to our 2010 Stock Incentive Plan and/or in reliance upon the exemption from the registration requirements of the Securities Act of 1933, or Securities Act, provided by Section 4(a)(2) of the Securities Act as sales by an issuer not involving any public offering, as set forth in the tables below. No underwriters were involved in the foregoing transactions. All of such unregistered shares of common stock are deemed restricted securities for purposes of the Securities Act. No such options have been exercised.

The following table sets forth the dates on which such options were granted and the number of shares of common stock subject to such options, the exercise price and the number of employees and directors granted options on each date from January 1, 2015 through March 31, 2015:

Date of Grant	Common Stock Subject to Options Granted	Exercise Price	Number of Employees and Directors Granted Options
1/2/2015	79,122	$6.55	7
1/5/2015	902,772	$6.15	129
2/3/2015	85,500	$5.84	4
	1,067,394

The Company did not grant restricted stock awards during the three months ended March 31, 2015.

Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated (in thousands, except share and per share data):

Period	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (2)
January 1, 2015 through January 31, 2015	71,372	$6.15	—	$50,000
February 1, 2015 through February 28, 2015	3,138	$5.85	—	$50,000
March 1, 2015 through March 31, 2015	2,765	$6.02	—	$50,000

(1)
Repurchases of our common stock related to employees’ tax withholding upon vesting of RSAs. See Note 7, Share-Based Compensation, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2)
On November 11, 2013, our board of directors authorized, subject to the Company regaining compliance with its periodic reporting obligations, the repurchase of up to $50.0 million of our common stock from time to time in the open market or in privately negotiated transactions, or the 2013 Repurchase Program. The timing and amount of any shares repurchased under the 2013 Repurchase Program will be determined by our management based on its evaluation of market conditions and other factors. The 2013 Repurchase Program may be suspended or discontinued at any time. We currently intend to fund any repurchases from cash on hand. The 2013 Repurchase Program was not in effect during the quarter ended March 31, 2015 and 2014 and accordingly we did not repurchase any shares of common stock under the 2013 Repurchase Program during the quarter ended March 31, 2015 and 2014.

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

Date:	July 7, 2015	ACCRETIVE HEALTH, INC
(Registrant)

	By:	/s/ Emad Rizk
Emad Rizk
President and Chief Executive Officer

	By:	/s/ Peter P. Csapo
Peter P. Csapo
Chief Financial Officer and Treasurer