Form 10-K/A
period 2014-12-31
Accretive Health, Inc.
filed 2015-08-05
CIK 1472595

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
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

EXPLANATORY NOTE
This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Original 10-K”) filed by Accretive Health, Inc., a Delaware corporation (“Accretive,” “we” or “our”), on June 23, 2015 (the “Original Filing Date”). We are filing this Amendment to correct a clerical error in the report of Ernst & Young LLP (“E&Y”), our independent registered public accounting firm, on the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014 (the “E&Y Report”). This clerical error was the omission of the E&Y signature line from E&Y’s Report that was included in the Original 10-K. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment sets forth the complete text of Item 8 of Part II of the Original 10-K, which has been amended solely to provide the appropriate E&Y Report that includes the E&Y signature line.
This Amendment speaks only as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way the disclosures made in the Original 10-K, including, without limitation, the financial statements and accompanying notes. Except as described above, no changes have been made to the Original 10-K. This Amendment should be read in conjunction with the Original 10-K and our other filings made with the Securities and Exchange Commission subsequent to the Original Filing Date.
Pursuant to Rule 12b-15 of the Exchange Act, the certifications required pursuant to Rule 13a-14(a) and Rule 13a-14(b) of the Exchange Act, which were included as exhibits to the Original 10-K, have been re-executed as of the date of this Amendment and are included as Exhibits 31.3, 31.4, 32.3 and 32.4 hereto.

ACCRETIVE HEALTH, INC.
TABLE OF CONTENTS

		Page

PART II

Item 8.	Consolidated Financial Statements and Supplementary Data	1

PART IV

Item 15.	Exhibits and Financial Statement Schedules	2

SIGNATURES		3

PART II

Item 8.	Consolidated Financial Statements and Supplementary Data
The financial statements required by this Item are located beginning on page F-1 of this report.

1

PART IV

Item 15.	Exhibits and Financial Statement Schedules
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
(3) Exhibits: The following documents are filed as a part of this report:

Exhibit Number	Description
31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCRETIVE HEALTH, INC.

By:	/s/ Emad Rizk
Emad Rizk
President and Chief Executive Officer
Date: August 5, 2015

3

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
/s/ Ernst & Young LLP
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