Form 10-Q
period 2015-06-30
Accretive Health, Inc.
filed 2015-08-05
CIK 1472595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of July 29, 2015, the registrant had 100,682,056 shares of common stock, par value $0.01 per share, outstanding.

Accretive Health, Inc.
FORM 10-Q

For the period ended June 30, 2015

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

Accretive Health, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$121,897	$145,167
Restricted cash	—	5,000
Accounts receivable, net	3,382	4,438
Prepaid income taxes	5,665	6,138
Current deferred tax assets	61,030	62,322
Other current assets	11,951	7,389
Total current assets	203,925	230,454
Property, equipment and software, net	24,347	14,594
Non-current deferred tax assets	235,817	201,163
Goodwill and other assets, net	46	162
Total assets	$464,135	$446,373
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$10,193	$12,488
Current portion of customer liabilities	228,042	219,998
Accrued compensation and benefits	12,153	14,983
Other accrued expenses	11,190	15,680
Total current liabilities	261,578	263,149
Non-current portion of customer liabilities	381,925	317,065
Other non-current liabilities	10,845	8,405
Total liabilities	654,348	588,619
Stockholders' equity (deficit):
Common stock, $0.01 par value, 500,000,000 shares authorized, 102,890,241 shares issued and 97,945,709 shares outstanding at June 30, 2015; 102,890,241 shares issued and 98,112,019 shares outstanding at December 31, 2014	1,029	1,029
Additional paid-in capital	316,631	307,075
Accumulated deficit	(454,250)	(397,517)
Accumulative other comprehensive loss	(2,036)	(1,763)
Treasury stock	(51,587)	(51,070)
Total stockholders' equity (deficit)	(190,213)	(142,246)
Total liabilities and stockholders’ equity (deficit)	$464,135	$446,373
See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net services revenue	$22,085	$58,975	$33,056	$71,939
Operating expenses:
Costs of services	42,762	47,949	84,958	92,881
Selling, general and administrative	20,969	19,458	38,331	36,824
Restatement and other	611	18,760	1,886	54,061
Total operating expenses	64,342	86,167	125,175	183,766
Loss from operations	(42,257)	(27,192)	(92,119)	(111,827)
Net interest income	69	52	74	152
Loss before income tax provision	(42,188)	(27,140)	(92,045)	(111,675)
Income tax benefit	15,900	10,341	35,312	40,153
Net loss	$(26,288)	$(16,799)	$(56,733)	$(71,522)
Net loss per common share:
Basic	$(0.27)	$(0.18)	$(0.59)	$(0.75)
Diluted	$(0.27)	$(0.18)	$(0.59)	$(0.75)
Weighted average shares used in calculating net loss per common share:
Basic	95,941,077	95,753,302	95,915,255	95,738,326
Diluted	95,941,077	95,753,302	95,915,255	95,738,326
Consolidated statements of comprehensive loss
Net loss	(26,288)	(16,799)	(56,733)	(71,522)
Other comprehensive income (loss):
Foreign currency translation adjustments	(221)	21	(273)	259
Comprehensive loss	$(26,509)	$(16,778)	$(57,006)	$(71,263)

See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2015	2014
	(Unaudited)
Operating activities:
Net loss	$(56,733)	$(71,522)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	3,818	2,876
Share-based compensation	12,576	18,081
Loss on disposal	—	223
Recoveries for doubtful receivables	(45)	(494)
Deferred income taxes	(36,369)	(39,226)
Excess tax benefits from share-based awards	—	(176)
Changes in operating assets and liabilities:
Accounts receivable	1,101	11,646
Prepaid income taxes	445	(54)
Other assets	(4,472)	(2,954)
Accounts payable	(7,540)	1,987
Accrued compensation and benefits	(2,830)	(895)
Other liabilities	(2,038)	(7,180)
Customer liabilities	72,904	14,403
Net cash used in operating activities	(19,183)	(73,285)
Investing activities:
Purchases of property, equipment and software	(8,348)	(1,650)
Net cash used in investing activities	(8,348)	(1,650)
Financing activities:
Restricted cash released from letter of credit	5,000	—
Excess tax benefit from share-based awards	—	176
Purchase of treasury stock	(517)	(217)
Net cash provided by (used in) financing activities	4,483	(41)
Effect of exchange rate changes on cash	(222)	205
Net decrease in cash and cash equivalents	(23,270)	(74,771)
Cash and cash equivalents at beginning of period	145,167	228,891
Cash and cash equivalents at end of period	$121,897	$154,120

Supplemental disclosure of non-cash investing activities
Accounts payable related to purchases of property, equipment and software	$5,250	$—

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements reflect the Company's financial position as of June 30, 2015, the results of operations for the three and six months ended June 30, 2015 and 2014, and the cash flows of the Company for the six months ended June 30, 2015 and 2014. These financial statements include the accounts of Accretive Health, Inc. and its wholly owned subsidiaries. All material intercompany amounts have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2015.
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

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

material impact on the Company's consolidated financial position, results of operations, and cash flows, or do not apply to the Company's operations.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which provides guidance for revenue recognition. ASU 2014-09 requires that a company recognize revenue when it transfers promised goods or services to customers in an amount equal to the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for the Company’s fiscal year beginning January 1, 2018, with retrospective applicability to prior periods. The Company may choose to adopt the standard as of the original effective date of annual reporting periods beginning after December 15, 2016; if it does so, the Company is required to apply the standard beginning in the first interim period within the year of adoption. We are currently in the process of evaluating the impact of the adoption of this prospective guidance on our consolidated financial statements.
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
The following table includes assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	June 30, 2015	December 31, 2014
	(Unaudited)
Level 1 assets
Money market funds with maturities of less than 90 days	112,839	137,802
Total	$112,839	$137,802
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
Movements in the allowance for doubtful accounts are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Beginning balance	$239	$232	$314	$740
(Recoveries)/Provision	(54)	21	(45)	(494)
Write-offs	(73)	—	(157)	7
Ending balance	$112	$253	$112	$253
NOTE 5 — PROPERTY, EQUIPMENT AND SOFTWARE
Property, equipment and software consist of the following (in thousands):

	June 30, 2015	December 31, 2014
	(unaudited)
Computer and other equipment	$20,285	$17,701
Leasehold improvements	16,367	12,491
Software	19,271	12,398
Office furniture	3,289	3,152
Property, equipment and software, gross	59,212	45,742
Less: Accumulated depreciation and amortization	(34,865)	(31,148)
Property, equipment and software, net	$24,347	$14,594
The following table summarizes the allocation of depreciation and amortization expense between cost of services and selling, general and administrative expenses (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Cost of services	$1,826	$1,115	$3,308	$2,089
Selling, general and administration	275	356	510	787
Total depreciation and amortization	$2,101	$1,471	$3,818	$2,876

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 6 — CUSTOMER LIABILITIES
Customer liabilities consist of the following (in thousands):

	June 30,	December 31,
	2015	2014
	(unaudited)
Deferred customer billings, current	$136,263	$132,063
Accrued service costs, current	84,504	68,077
Customer deposits, current	7,074	19,675
Deferred revenue, current	201	183
Current portion of customer liabilities	228,042	219,998

Deferred customer billings, non-current	381,925	317,065
Total customer liabilities	$609,967	$537,063

NOTE 7 — SHARE-BASED COMPENSATION
The share-based compensation expense relating to the Company’s stock options and restricted stock awards ("RSAs") for the three months ended June 30, 2015 and 2014 was $7.8 million and $8.0 million, respectively, with related tax benefits of approximately $2.9 million and $3.1 million, respectively. The share-based compensation expense relating to the Company’s stock options and RSAs for the six months ended June 30, 2015 and 2014 was $13.0 million and $18.4 million, respectively, with related tax benefits of approximately $5.0 million and $6.6 million, respectively.
Total share-based compensation expense that has been included in the Company's consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Share-based Compensation Expense Allocation Details:
Cost of services	$1,204	$2,209	$2,604	$3,878
Selling, general and administrative	6,603	3,498	10,399	6,589
Restatement and other	—	2,317	—	7,905
Total share-based compensation expense (1)	$7,807	$8,024	$13,003	$18,372
(1) Includes $0.2 million and $0.4 million in share-based compensation expense paid in cash during the three and six months ended June 30, 2015, respectively, and $0.3 million in share-based compensation expense paid in cash during both the three and six months ended June 30, 2014.

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company uses the Black-Scholes option pricing model to determine the estimated fair value of each option as of its grant date. These inputs are subjective and generally require significant analysis and judgment to develop. The following table sets forth the significant assumptions used in the Black-Scholes option pricing model and the calculation of share-based compensation cost for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
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
The Company used Monte Carlo simulations to estimate the fair value of its RSAs with vesting based on market-based performance conditions as of their respective grant dates. The Company applied the same analysis that it used for the Black-Scholes for risk free interest rate, volatility and dividend yield. Expected term is based on the market condition to which the vesting is tied. The Company did not issue any market-based grants during the six months ended June 30, 2015.
Stock Options
A summary of the options activity during the six months ended June 30, 2015 is shown below:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2015	19,924,405	$10.91
Granted	2,072,731	5.80
Exercised	—	—
Canceled	(781,305)	15.11
Forfeited	(491,100)	9.92
Outstanding at June 30, 2015	20,724,731	$10.28
Outstanding and vested at June 30, 2015	12,593,666	$11.43
Outstanding and vested at December 31, 2014	11,879,209	$11.73

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Restricted Stock Awards
A summary of the restricted stock activity during the six months ended June 30, 2015 is shown below:

		Weighted-Average Grant Date Fair Value
	Shares
Outstanding at January 1, 2015	2,477,465	$8.71
Granted	—	—
Vested	(237,506)	9.69
Forfeited	(81,227)	11.40
Outstanding at June 30, 2015	2,158,732	$8.50
In most cases, RSA vesting is based on the passage of time. The amount of share-based compensation expense is based on the fair value of the Company's common stock on the respective grant dates and is recognized ratably over the vesting period.
The amount of share-based compensation expense for RSAs with vesting tied to market-based performance conditions is recognized over the expected performance period, however, compensation expense already recognized is not adjusted if market-based conditions are not met.
The Company's RSA agreements allow employees to surrender to the Company shares of common stock upon vesting of their RSAs in lieu of their payment of the required personal employment-related taxes. The Company does not withhold taxes in excess of minimum required statutory requirements. During the six months ended June 30, 2015 and 2014, employees delivered to the Company 85,086 and 25,699 shares of stock, respectively, which the Company recorded at cost of approximately $0.5 million and $0.2 million, respectively, for the six months ended June 30, 2015 and 2014. Shares surrendered in payment of personal employment-related taxes are held in treasury.
Modification of share-based awards
During the second quarter of 2015, in connection with the resignation of a member of the Company's Board of Directors (the "Board") and former Chief Executive Officer from the Board, the Company modified the terms of awards previously granted to such Board member. This modification allowed for the continuation of vesting of options despite his resignation from the Board. This modification resulted in a net increase of share-based compensation expense for both the three and six months ended June 30, 2015 of $3.1 million, respectively.
During the second quarter of 2014, the Company granted to the Chief Operating Officer (the "COO") retention equity awards subject to the approval of our stockholders of an amendment to our 2010 Stock Incentive Plan (the "2010 Plan"). In the event that the stockholders did not approve the amendment prior to December 31, 2014, then in lieu of the incentive equity awards, the COO would be entitled to receive cash payments following each date that any portion of such equity grant would have otherwise vested, equal to: (i) for stock options, the difference between the exercise price and the closing price of the common stock on the vesting date and (ii) for restricted stock, the closing price of the common stock on the vesting date. The Company determined that stockholder approval to amend the 2010 Plan would not occur by December 31, 2014 and accrued for these grants at the value as explained above. For the three and six months ended June 30, 2015, the Company incurred $0.2 million and $0.4 million, respectively, of share-based compensation expense related to this grant. For each of the three and six months ended June 30, 2014, the Company incurred $0.3 million of share-based compensation expense related to this grant.
Additionally, pursuant to a retention agreement, the Company modified the terms of an award previously granted to the COO. This modification allowed for the extension, under certain circumstances, of the exercise period of vested options from 60 days following the termination of employment to an expiration period tied to the COO's length of service, but in no case greater than two years or beyond the expiration of the respective option.

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

This modification resulted in a net increase in share-based compensation expense of $0.2 million for each of the three and six months ended June 30, 2014.
During 2013, the Company failed to timely file its annual report on Form 10-K for the fiscal year ended December 31, 2012, and on March 4, 2013, its Registration on Form S-8 ("Form S-8") was suspended. As a result, individuals have not been permitted to exercise vested options until such time as the S-8 is effective. As described in Note 8, Restatement and Other, during the three months ended June 30, 2014, the Company modified the terms of the share-based awards granted to 39 employees (including the 13 who were affected in 2013), who were terminated under the 2013 restructuring plan to allow for the extension of the exercise period for vested options until such time as the Form S-8 has been effective for 60 consecutive days. These modifications resulted in a net increase in share-based compensation expense of $2.3 million for both the three and six months ended June 30, 2014, respectively. The Form S-8 became effective again on July 7, 2015.
During the first quarter of 2014, in connection with the resignation of a senior executive from the Company, the Company modified the terms of awards previously granted to such senior executive. This modification extended the term to exercise vested options from 60 days following his effective resignation date to such time as the Form S-8 has been effective for 60 consecutive days. This modification resulted in a net increase of share-based compensation expense for both the three and six months ended June 30, 2014 of $5.6 million.
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

Restatement and other costs are comprised of reorganization-related and Restatement expenses and certain other costs. For the three and six months ended June 30, 2015, the Company incurred $0.6 million and $1.9 million in Restatement and other costs, respectively. For the three and six months ended June 30, 2014, the Company incurred $18.8 million and $54.1 million in Restatement and other costs, respectively.

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

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company’s reorganization activity was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Reorganization liability, beginning balance	$1,532	$3,433	$3,454	$1,143
Restructuring charges	—	4,450	—	14,339
Cash payments	(688)	(2,584)	(2,610)	(4,594)
Non-cash payments	—	(2,317)	—	(7,906)
Reorganization liability, ending balance	$844	$2,982	$844	$2,982

Restatement

For the three months and six months ended June 30, 2015, the Company incurred $0.8 million and $2.2 million in Restatement-related costs, respectively. During the three and six months ended June 30, 2014, the Company incurred $13.7 million and $38.7 million in Restatement-related costs, respectively. The Restatement-related costs incurred during the three and six months ended June 30, 2015 and 2014 were due to higher than normal professional service fees.

Other

During the three and six months ended June 30, 2015, the Company incurred other costs of ($0.2) million and ($0.3) million, respectively. During the three months and six months ended June 30, 2014, the Company incurred other costs of $0.6 million and $1.1 million, respectively.
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

The income tax benefit for the six months ended June 30, 2015 and June 30, 2014 were higher than the amount derived by applying the federal statutory tax rate of 35% primarily due to the impact of state taxes. The tax rate is also impacted by discrete items that may occur in any given period.

The Company corrected the statutory rate used in one of its state deferred calculations for the year ended December 31, 2013.  The Company discovered this error in the process of preparing its annual and quarterly financial statements for the year ended December 31, 2014, and recorded the amount in the first quarter of 2014. The correction of this error increased tax expense for the six months ended June 30, 2014 by approximately $2.4 million.  The Company determined that this amount is immaterial for the six months ended June 30, 2014 and the year ended December 31, 2014.

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

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

As discussed in Note 13, Subsequent Events, in July 2015, the Company received an unsolicited letter from Ascension Health (the "Ascension Letter") indicating that, at this time, Ascension Health does not anticipate entering into a  new master professional services agreement with the Company when the current agreement between the parties expires in 2017, and that Ascension Health is open to discussing a potential transaction under which the Company would be taken private by Ascension (alone or with a co-investor of its choosing) and remain a stand-alone, for profit company servicing RCM customers.  As also disclosed in Note 13, the Company is evaluating strategic alternatives with its financial and legal advisors (the "Process").  In light of the fact that the Company’s financial advisor was retained on July 24, 2015 and the inability to predict the outcome of the Process, the Company does not believe that any change to its assessment that its deferred tax assets will be realizable is currently warranted.  It is possible, however, that future developments regarding the Process and/or the Ascension Letter may result in the Company changing such assessment.  The Company’s domestic net deferred tax asset balance at June 30, 2015 is $296.8 million.  Of this amount, approximately $206 million is related to deferred customer billings and will be realized upon the occurrence of a contractual revenue recognition event.  The remaining balance would potentially be subject to a valuation allowance should the realizability assessment change.

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
The following table sets forth the computation of basic and diluted earnings per share available to common shareholders for the three and six months ended June 30, 2015 and 2014, respectively (in thousands, except share and per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net loss	$(26,288)	$(16,799)	$(56,733)	$(71,522)
Basic weighted-average common shares	95,941,077	95,753,302	95,915,255	95,738,326
Add: Effect of dilutive securities	—	—	—	—
Diluted weighted average common shares	95,941,077	95,753,302	95,915,255	95,738,326
Net loss per common share (basic)	$(0.27)	$(0.18)	$(0.59)	$(0.75)
Net loss per common share (diluted)	$(0.27)	$(0.18)	$(0.59)	$(0.75)
Because of their anti-dilutive effect, 22,883,463 and 20,136,858 common share equivalents comprised of stock options and restricted stock awards have been excluded from the diluted earnings per share calculation for the three months ended June 30, 2015 and 2014, respectively. Stock options and restricted stock awards totaling 22,883,463 and 20,136,858 were not included in the computation of diluted income per share for the six months ended June 30, 2015 and 2014, respectively, as these options and awards were anti-dilutive.

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 11 — COMMITMENTS AND CONTINGENCIES
Revolving Credit Facility
The Company previously maintained a line of credit with the Bank of Montreal in the amount of $3.0 million. The $3.0 million line of credit could only be utilized by the Company in the form of letters of credit and was secured by a $5.0 million demand deposit with the Bank of Montreal. The Company's line of credit expired on February 15, 2015 and was not renewed. As a result of such expiration, the Company has reclassified the $5.0 million from restricted cash into cash and cash equivalents at June 30, 2015.
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

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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
On July 11, 2013, the Court of Chancery of the State of Delaware granted the Company's motion to stay Doyle v. Tolan et al., in favor of the action pending in the U.S. District Court for the Northern District of Illinois. On September 24, 2013, the U.S. District Court for the Northern District of Illinois granted the Company's motion to dismiss without prejudice, giving plaintiffs in that case leave to file an amended consolidated complaint, which plaintiffs filed on October 22, 2013, amending their complaint to also include allegations with respect to the Restatement. On February 25, 2015, the Company entered a settlement agreement with plaintiffs in all of these suits that would resolve the derivative actions, on the basis of certain governance reforms already implemented and payment of attorneys' fees in the amount of $0.6 million. On July 23, 2015, the U.S. District Court for the Northern District of Illinois granted final approval of the settlement agreement. The Delaware and Cook County derivative suits are within the scope of the settlement approved by the federal district court and the Company anticipates these suits will be dismissed shortly.
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
On July 22, 2014, the Company was named as a defendant in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Michigan (Anger v. Accretive Health, Inc.). The primary allegations are that the Company attempted to collect debts without providing the notice required by the FDCPA. The Company has

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

filed a motion to dismiss which is fully briefed and pending decision. The Company believes that it has meritorious defenses and intends to vigorously defend itself against these claims. The outcome is not presently determinable.
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
In April 2015, the Company was named among other defendants in an employment action brought by a former employee before the Maine Human Rights Commission ("MHRC") alleging that she was improperly terminated in retaliation for uncovering alleged Medicare fraud.  The Company filed its response with the MHRC on May 19, 2015 seeking that the Company be dismissed entirely from the action.  On June 23, 2015, the MHRC issued its Notice of Right to Sue and decision to terminate its process with respect to all charges asserted by the former employee. The Plaintiff has filed a parallel qui tam action in the District of Maine (Worthy v. Eastern Maine Healthcare Systems) in which she makes the same allegations.  The U.S. Department of Justice declined to intervene in the federal court action, and the case was unsealed in April 2015 but process has not been served on any defendant. The Company believes that it has meritorious defenses to both the potential employment law action for which the MHRC has granted the Notice of Right to Sue letter and the federal qui tam case, and intends to vigorously defend itself against these claims. The outcomes are not presently determinable.
On June 17, 2015, the Company filed a confidential arbitration demand with the American Arbitration Association against Salem Hospital for unpaid fees due under the parties’ Health Services Agreement in an aggregate amount of $9.3 million.   On July 31, 2015, Salem Hospital filed its answer, in which it denied the Company’s claims and asserted counterclaims against the Company in the amount of $2.7 million.  The outcome is not presently determinable.
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
Hospital systems affiliated with Ascension Health have accounted for a significant portion of the Company’s net services revenue each year since the Company’s formation. For the three and six months ended June 30, 2015, four different customers, unaffiliated with Ascension Health, accounted for 74% and 62%, respectively, of the Company's net services revenues. For the three and six months ended June 30, 2014, one customer accounted for 87% and 71%, respectively, of the Company's net services revenues. The Ascension Health system, through its individual customer contracts with the Company, accounted for more than 78% and 76% of the Company’s total deferred customer billings at June 30, 2015 and December 31, 2014, respectively. The loss of the customers within this large health system would have a material adverse impact on the Company’s operations. As discussed in Note 13, Subsequent Events, in July 2015, the Company received a letter from Ascension Health indicating that, at this time, Ascension Health does not anticipate entering into a new master professional services agreement with the Company once the current agreement between the parties expires on August 6, 2017, but that it was open to discussing a potential acquisition of the Company. There are 3 customers whose individual balance is equal to or greater than 10% of total deferred customer billings at June 30, 2015, and, in the aggregate, account for 47% and

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

48% of the total deferred customer billings at June 30, 2015 and December 31, 2014, respectively, of which two customers are part of the affiliated Ascension Health system discussed above.
The Company does not have a concentration of credit risk within accounts receivable as reported in the consolidated balance sheets with any one large customer at June 30, 2015 and December 31, 2014.
NOTE 13 — SUBSEQUENT EVENTS
On July 16, 2015, the Company announced that Ascension Health (“Ascension”) sent a letter to the Company that stated it was open to discussing a potential transaction under which the Company would be taken private by Ascension (alone or with co-investment partners of its choosing) and remain a standalone, for profit company servicing RCM customers. Ascension also indicated in the letter that, at this time, Ascension does not anticipate entering into a new master professional services agreement with the Company once the current agreement between the parties expires on August 6, 2017. The Board unanimously concluded that Ascension’s current proposal was not in the best interests of the Company or its stockholders and has resolved to undertake a review of strategic alternatives to enhance stockholder value. To assist the Board in its evaluation of potential strategic alternatives, the Company has retained Goldman, Sachs & Co., to serve as its financial advisor and Kirkland & Ellis LLP, to serve as its legal advisor. The Company has not made a decision to pursue any specific strategic transaction or any other strategic alternative. There can be no assurance that the exploration of strategic alternatives will result in the completion of any transaction or other alternative. The Company has not set a timetable for completion of the evaluation process.
On July 23, 2015, the Compensation Committee of the Board approved the grant of cash bonuses to those participants in the Company's 2014 annual cash incentive bonus plan who received all or a portion of their 2014 annual incentive award in the form of restricted shares of the Company's common stock (the "2014 Bonus Plan RSA Grantees"). These bonuses will be paid to 2014 Bonus Plan RSA Grantees on the first or second regularly scheduled payroll date following the Company’s scheduled second quarter earnings release on August 5, 2015 and will be equal to (i) $5.38 (which was the Company’s per share closing trading price on the date that the Company determined the number of restricted shares to be granted to 2014 Bonus Plan RSA Grantees), minus the trading price per share of the Company’s common stock as of the close of trading on the second business day following the earnings release, multiplied by (ii) the number of restricted shares granted to the applicable 2014 Bonus Plan RSA Grantee. The number of restricted shares granted to the applicable 2014 Bonus Plan RSA Grantees was 683,401.

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
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, that involve substantial risks and uncertainties. These statements are often identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict," "project," “would” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and elsewhere in this Report, as well as those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 as well as our other filings with the SEC. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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
Revenue Cycle Management, or RCM, continues to be our primary service offering. Our RCM offering helps our customers more efficiently manage their revenue cycle process. This encompasses patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections. We focus on optimizing our customers’ entire, end-to-end revenue cycle process, which we believe is more advantageous than alternative approaches that merely focus on certain aspects or sub-processes within the revenue cycle. Our physician advisory services, or PAS, complements our RCM offering by strengthening our customers' compliance with certain third-party payer requirements and limiting denials of claims. For example, our PAS offering helps customers determine whether to classify a hospital visit as an in-patient or an out-patient observation case for billing purposes. We believe that the population health capabilities we are integrating into our RCM offering will enhance our value-based reimbursement capabilities to help providers enter into risk-bearing arrangements with payers.
We operate our business as a single segment configured with our significant operations and offerings organized around the business of providing end-to-end RCM services to U.S.-based hospitals and other healthcare providers.

CONSOLIDATED RESULTS OF OPERATIONS
The following table provides consolidated operating results and other operating data for the periods indicated:

	Three Months Ended June 30,		2015 vs. 2014 Change		Six Months Ended June 30,		2015 vs. 2014 Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(In thousands except percentages)
Consolidated Statement of Operations Data:
RCM services: net operating fees	$9,560	$23,491	$(13,931)	(59.3)%	$13,170	$24,956	$(11,786)	(47.2)%
RCM services: incentive fees	6,105	26,964	(20,859)	(77.4)%	8,005	29,106	(21,101)	(72.5)%
Other service fees	6,420	8,520	(2,100)	(24.6)%	11,881	17,877	(5,996)	(33.5)%
Total net services revenue	22,085	58,975	(36,890)	(62.6)%	33,056	71,939	(38,883)	(54.0)%
Operating expenses:
Cost of services	42,762	47,949	(5,187)	(10.8)%	84,958	92,881	(7,923)	(8.5)%
Selling, general and administrative	20,969	19,458	1,511	7.8%	38,331	36,824	1,507	4.1%
Restatement and other	611	18,760	(18,149)	(96.7)%	1,886	54,061	(52,175)	(96.5)%
Total operating expenses	64,342	86,167	(21,825)	(25.3)%	125,175	183,766	(58,591)	(31.9)%
Loss from operations	(42,257)	(27,192)	(15,065)	55.4%	(92,119)	(111,827)	19,708	(17.6)%
Net interest income	69	52	17	32.7%	74	152	(78)	(51.3)%
Net loss before income tax provision	(42,188)	(27,140)	(15,048)	55.4%	(92,045)	(111,675)	19,630	(17.6)%
Income tax benefit	15,900	10,341	5,559	53.8%	35,312	40,153	(4,841)	(12.1)%
Net loss	$(26,288)	$(16,799)	$(9,489)	56.5%	$(56,733)	$(71,522)	$14,789	(20.7)%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Non-GAAP Measures:	(in thousands)
Adjusted EBITDA	$(31,738)	$(1,254)	$(73,412)	$(44,423)
Net cash generated from customer contracting activities	$(6,605)	$(3,767)	$(4,352)	$(2,412)
Gross cash generated from customer contracting activities	$47,218	$56,462	$102,116	$113,950
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
These non-GAAP measures are used throughout this Quarterly Report on Form 10-Q including in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

	Three Months Ended June 30,		2015 vs. 2014 Change		Six Months Ended June 30,		2015 vs. 2014 Change
	2015	2014	Amount	%	2015	2014	Amount	%
Net income (loss)	$(26,288)	$(16,799)	$(9,489)	56.5%	$(56,733)	$(71,522)	$14,789	(20.7)%
Net interest income	(69)	(52)	$(17)	32.7%	(74)	(152)	$78	(51.3)%
Income tax benefit	(15,900)	(10,341)	$(5,559)	53.8%	(35,312)	(40,153)	$4,841	(12.1)%
Depreciation and amortization expense	2,101	1,471	$630	42.8%	3,818	2,876	$942	32.8%
Share-based compensation expense (1)	7,807	5,707	$2,100	36.8%	13,003	10,467	$2,536	24.2%
Restatement and other (2)	611	18,760	$(18,149)	(96.7)%	1,886	54,061	$(52,175)	(96.5)%
Adjusted EBITDA	(31,738)	(1,254)	$(30,484)	n.m	(73,412)	(44,423)	$(28,989)	65.3%
Change in deferred customer billings (3)	25,133	(2,513)	$27,646	n.m	69,060	42,011	$27,049	64.4%
Net cash generated from customer contracting activities	$(6,605)	$(3,767)	$(2,838)	75.3%	$(4,352)	$(2,412)	$(1,940)	80.4%
Net services revenue (GAAP basis)	$22,085	$58,975	$(36,890)	(62.6)%	$33,056	71,939	$(38,883)	(54.0)%
Change in deferred customer billings (3)	25,133	(2,513)	$27,646	n.m	69,060	42,011	$27,049	64.4%
Gross cash generated from customer contracting activities	$47,218	$56,462	$(9,244)	(16.4)%	$102,116	$113,950	$(11,834)	(10.4)%

Components of Gross Cash Generated from Customer Contracting Activities:
RCM services: net operating fee	$27,050	$29,455	$(2,405)	(8.2)%	$57,239	$64,230	$(6,991)	(10.9)%
RCM services: incentive fee	14,511	18,487	(3,976)	(21.5)%	32,642	31,842	800	2.5%
Total RCM service fees	41,561	47,942	$(6,381)	(13.3)%	89,881	96,072	$(6,191)	(6.4)%
Other service fees	5,657	8,520	(2,863)	(33.6)%	12,235	17,878	(5,643)	(31.6)%
Gross cash generated from customer contracting activities	$47,218	$56,462	$(9,244)	(16.4)%	$102,116	$113,950	$(11,834)	(10.4)%

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

(2)
Restatement and other costs are comprised of reorganization-related, Restatement-related and certain other costs. For the three months ended June 30, 2015 and 2014, we incurred Restatement-related costs of $0.8 million and $13.7 million, respectively. For the six months ended June 30, 2015 and 2014, we incurred $2.2 million and $38.7 million, respectively, in Restatement-related costs. These costs were incurred to complete the Annual Report on Form 10-K for the year ended December 31, 2013 and to restate certain historical consolidated financial statements. The costs incurred during the three and six months ended June 30, 2015 related to higher than normal professional services fees. For the three months and six months ended June 30, 2014, we incurred reorganization-related costs of $4.5 million and $14.3 million, respectively. These costs included severance payments, healthcare benefits, and outplacement job training in connection with a reduction in workforce in certain corporate, administrative and management functions. During the three and six months ended June 30, 2015, we incurred other costs of ($0.2) million and ($0.3) million, respectively. During the three months and six months ended June 30, 2014, we incurred other costs of $0.6 million and $1.1 million, respectively. Lastly, for the three and six months ended June 30, 2014, we incurred $1.1 million in other non-recurring costs associated with our transformation office, which was created to provide continuity and cross functional accountability associated with the continued execution of our turnaround plan during the period subsequent to Stephen Schuckenbrock's resignation as our Chief Executive Officer and prior to the appointment of Dr. Emad Rizk as our Chief Executive Officer ("Transformation Office").

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

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Net Services Revenues
Net services revenue decreased by $36.9 million, or 62.6%, to $22.1 million for the three months ended June 30, 2015, from $59.0 million for the three months ended June 30, 2014. The decrease was primarily driven by a decrease in RCM contractual agreement events of $34.8 million, from $50.5 million in net service revenue recognized for the three months ended June 30, 2014 to $15.7 million in net service revenue recognized for the three months ended June 30, 2015.
In addition, other service fee revenues decreased by $2.1 million, to $6.4 million for the three months ended June 30, 2015 from $8.5 million for the three months ended June 30, 2014, driven by a decline in PAS revenue, due to the negative impact of the "two-midnight rule," a regulatory change in the healthcare industry related to billing classifications for certain hospital patients.
Gross Cash Generated from Customer Contracting Activities (Non-GAAP)
Gross cash generated from customer contracting activity totaled $47.2 million for the three months ended June 30, 2015 compared to $56.5 million for the three months ended June 30, 2014, a decrease of $9.2 million. Our core RCM business was impacted by customer losses over the past twelve months, and we also granted $5.5 million of credits to potentially expand future profitability opportunities with customers by transitioning off of a legacy pricing model, to resolve a customer issue and to remove the early termination option of a customer contract. We expect this to increase our future net operating fees by expanding the scope of cost reduction opportunities and we expect to increase future incentive fees by expanding the earning potential beyond a previously established maximum. Additionally, there was a $2.9 million dollar decrease due to the negative impact of the two-midnight rule on our PAS business. For an explanation of how we calculate gross cash generated from customer contracting activities, refer to the reconciliation of GAAP and Non-GAAP measures above.
Costs of Services
Costs of services decreased by $5.2 million, or 10.8%, to $42.8 million for the three months ended June 30, 2015, from $47.9 million for the three months ended June 30, 2014. The decrease in cost of services was primarily attributable to decreased volumes in our PAS business and reduction in our infused management expense due to our initiative to optimize the allocation of resources deployed to our customer sites.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $1.5 million, or 7.8%, to $21.0 million for the three months ended June 30, 2015, from $19.5 million for the three months ended June 30, 2014. The increase was due to an increase in stock based compensation expense of $3.2 million primarily due to modification of share-based awards previously granted to a former member of our board of directors and former Chief Executive Officer. This increase was offset by decrease in other expenses by $1.7 million primarily due to continuation of cost reduction initiatives started in prior years.
Net Cash Generated from Customer Contracting Activities (Non-GAAP)
Net cash generated from customer contracting activities totaled a use of $6.6 million for the three months ended June 30, 2015, compared to a use of $3.8 million of cash generated for the three months ended June 30, 2014.

This change of $2.8 million was primarily due to a decrease in gross cash generated offset by a decrease in cost of services. For an explanation of how we calculate net cash generated from customer contracting activities, refer to the Reconciliation of GAAP and Non-GAAP measures above.
Restatement and other
Restatement and other costs decreased by $18.1 million, or 96.7%, to $0.6 million for the three months ended June 30, 2015, from $18.8 million for the three months ended June 30, 2014. The decrease was primarily attributable to a decrease in Restatement-related costs of $12.9 million, a decrease in reorganization costs of $4.5 million, and a decrease of $1.1 million in costs associated with our Transformation Office.

Income Taxes
Our tax benefit increased by $5.6 million to a tax benefit of $15.9 million for the three months ended June 30, 2015, from a tax benefit of $10.3 million for the three months ended June 30, 2014, primarily due to the increase in our pretax loss. Our effective tax rate for the three months ended June 30, 2015 and 2014 was 37.7% and 38.1%, respectively. Our tax rate is affected by changes in state tax rates and discrete items that may occur in any given period but not consistent from year to year. The decrease in the effective tax rate for the three months ended June 30, 2015 is primarily attributable to the impact of state law changes and non-deductible expenses in the quarter ended June 30, 2015.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Net Services Revenues
Net services revenue decreased by $38.9 million, or 54.0%, to $33.1 million for the six months ended June 30, 2015, from $71.9 million for the six months ended June 30, 2014. The decrease was primarily driven by a decrease in RCM contractual agreement events of $32.9 million, from $54.1 million in net service revenue recognized for the six months ended June 30, 2014 to $21.2 million million in net service revenue recognized for the six months ended June 30, 2015.
Other service fees revenues decreased by $6.0 million to $11.9 million for the six months ended June 30, 2015, from $17.9 million for the six months ended June 30, 2014, driven by a decline in PAS revenue due to the negative impact of the "two-midnight rule", a regulatory change in the healthcare industry related to billing classifications for certain hospital patients.
Gross Cash Generated from Customer Contracting Activities (Non-GAAP)
Gross cash generated from customer contracting activities totaled $102.1 million for the six months ended June 30, 2015 compared to $114.0 million for the six months ended June 30, 2014, a decrease of $11.8 million. Our core RCM business was impacted by customer losses over the past twelve months, and we also granted $5.5 million of credits to potentially expand future profitability opportunities with customers by transitioning off of a legacy pricing model, to resolve a customer issue and to remove the early termination option of a customer contract. We expect this to increase our future net operating fees by expanding the scope of cost reduction opportunities and we expect to increase future incentive fees by expanding the earning potential beyond a previously established maximum. Additionally, there was a $5.6 million dollar decrease due to the negative impact of the two-midnight rule on our PAS business. For an explanation of how we calculate gross cash generated from customer contracting activities, refer to the reconciliation of GAAP and Non-GAAP measures above.
Costs of Services
Costs of services decreased by $7.9 million, or 8.5%, to $85.0 million for the six months ended June 30, 2015, from $92.9 million for the six months ended June 30, 2014. The decrease in cost of services was primarily attributable to decreased volumes in our PAS business and reduction in our infused management expense due to our initiative to optimize the allocation of resources deployed to our customer sites.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $1.5 million, or 4.1%, to $38.3 million for the six months ended June 30, 2015, from $36.8 million for the six months ended June 30, 2014. The increase was due to an increase in stock based compensation expense of $3.8 million primarily due to modification of share-based awards previously granted to a former member of our board of directors and former Chief Executive Officer. This increase was offset by decrease in other expenses by $2.3 million primarily due to continuation of cost reduction initiatives started in prior years.
Net Cash Generated from Customer Contracting Activities (Non-GAAP)
Net cash generated from customer contracting activities totaled a use of $4.4 million for the six months ended June 30, 2015, compared to a use of $2.4 million for the six months ended June 30, 2014. This change of $1.9 million was primarily due to a decrease in gross cash generated offset by a decrease in cost of services. For an explanation of how we calculate net cash generated from customer contracting activities, refer to the Reconciliation of GAAP and Non-GAAP measures above.
Restatement and other
Restatement and other costs decreased by $52.2 million, or 96.5%, to $1.9 million for the six months ended June 30, 2015, from $54.1 million for the six months ended June 30, 2014. The decrease was primarily driven by a decrease in Restatement-related costs of $36.5 million, reorganization-related costs of $14.3 million, and a decrease of $1.1 million in costs associated with our Transformation Office.
Income Taxes
Tax benefit decreased by $4.8 million to a tax benefit of $35.3 million for the six months ended June 30, 2015, from a tax benefit of $40.2 million for the six months ended June 30, 2014, primarily due to a reduction in pretax income. Our effective tax rate for the six months ended June 30, 2015 and 2014 was 38.4% and 36.0%, respectively. Our tax rate is affected by discrete items that may occur in any given year, but not consistent from year to year. The increase  in the effective tax rate for the six months ended June 30, 2015 is primarily attributable to the correction of state expense accounted for discretely in the six-month period ended June 30, 2014.
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
Our cash and cash equivalents were $121.9 million at June 30, 2015 as compared to $145.2 million as of December 31, 2014. Our cash and cash equivalents, at any time, include amounts paid to us in advance by customers for the purpose of reimbursing their revenue cycle operation costs. See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Cash flows from operating, investing and financing activities, as reflected in our condensed consolidated statements of cash flows, are summarized in the following table (in thousands):

	Six Months Ended
	June 30,
Cash Flows (in thousands)	2015	2014
Net cash provided by (used in):
Operating activities	$(19,183)	$(73,285)
Investing activities	(8,348)	(1,650)
Financing activities	4,483	(41)
Operating Activities
Cash used in operating activities for the six months ended June 30, 2015 totaled $19.2 million, as compared to $73.3 million for the six months ended June 30, 2014. The decrease in cash used in operating activities was primarily attributable to the decrease in Restatement and other expenses of $52.2 million, from $54.1 million for the six months ended June 30, 2014 to $1.9 million for the six months ended June 30, 2015.
Investing Activities
Cash used in investing activities increased by $6.7 million, from $1.7 million for the six months ended June 30, 2014 to $8.3 million for the six months ended June 30, 2015. Cash used in investing activities for the six months ended June 30, 2015 was primarily related to the purchase of computer hardware and software to support the growth of our business.
Financing Activities
Cash provided by financing activities increased to $4.5 million for the six months ended June 30, 2015, primarily due to the expiration and non-renewal of our line of credit on February 15, 2015. As a result of such expiration, the $5.0 million demand deposit that secured our line of credit was reclassified from restricted cash into cash and cash equivalents at June 30, 2015. This increase in financing activities was partially offset by an increase in treasury share purchases of $0.3 million and a decrease of $0.2 million in excess tax benefit from share-based awards.
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

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in the exchange rate between the U.S. dollar and the Indian rupee because a portion of our operating expenses are incurred by our subsidiary in India and are denominated in Indian rupees. However, we do not generate any revenues outside of the United States. For the six months ended June 30, 2015 and 2014, 7.6% and 3.8%, respectively, of our expenses were denominated in Indian rupees. As a result, we believe that the risk of a significant impact on our operating income from foreign currency exchange rate fluctuations is not substantial.

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

•	completed the implementation of a more robust contract governance structure to assure appropriate administration, compliance and accounting treatment for new or amended contract terms;

•	established a contracting boundaries protocol to clarify the delegation of contracting authority to personnel involved in establishing customer contract terms;

•	established a formal delegation of authority from the Board of Directors to management with further delegation to accountable personnel;

•	expanded the use of our financial reporting systems to facilitate more robust analysis of operating performance, budgeting and forecasting;

•	strengthened our current disclosure committee with formalized processes to enhance the transparency of our external financial reporting; and

•	restructured key revenue, cost and related reimbursement accounting policies and processes.
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
On July 11, 2013, the Court of Chancery of the State of Delaware granted the Company's motion to stay Doyle v. Tolan et al., in favor of the action pending in the U.S. District Court for the Northern District of Illinois. On September 24, 2013, the U.S. District Court for the Northern District of Illinois granted the Company's motion to dismiss without prejudice, giving plaintiffs in that case leave to file an amended consolidated complaint, which plaintiffs filed on October 22, 2013, amending their complaint to also include allegations with respect to the Restatement. On February 25, 2015, the Company entered a settlement agreement with plaintiffs in all of these suits that would resolve the derivative actions, on the basis of certain governance reforms already implemented and payment of attorneys' fees in the amount of $0.6 million. On July 23, 2015, the U.S. District Court for the Northern District of Illinois granted final approval of the settlement agreement. The Delaware and Cook County derivative suits are within the scope of the settlement approved by the federal district court and the Company anticipates these suits will be dismissed shortly.
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
On February 11, 2014, the Company was named as a defendant in a putative class action lawsuit filed in the U.S. District Court for the Southern District of Alabama (Church v. Accretive Health, Inc.). The primary allegations are that the Company attempted to collect debts without providing the notice required by the Fair Debt Collections Practice Act, or the FDCPA, and attempted to collect debts after they were discharged in bankruptcy. The Company believes that it has meritorious defenses and intends to vigorously defend itself against these claims. The outcome is not presently determinable.
On July 22, 2014, the Company was named as a defendant in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Michigan (Anger v. Accretive Health, Inc.). The primary allegations are that the Company attempted to collect debts without providing the notice required by the FDCPA. The Company has filed a motion to dismiss which is fully briefed and pending decision. The Company believes that it has meritorious defenses and intends to vigorously defend itself against these claims. The outcome is not presently determinable.
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
In April 2015, the Company was named among other defendants in an employment action brought by a former employee before the Maine Human Rights Commission, or the MHRC, alleging that she was improperly terminated in retaliation for uncovering alleged Medicare fraud.  The Company filed its response with the MHRC on May 19, 2015 seeking that the Company be dismissed entirely from the action.  On June 23, 2015, the MHRC issued its Notice of Right to Sue and decision to terminate its process with respect to all charges asserted by Ms. Worthy. The Plaintiff has filed a parallel qui tam action in the District of Maine (Worthy v. Eastern Maine Healthcare Systems) in which she makes the same allegations.  The U.S. Department of Justice declined to intervene in the federal court action, and the case was unsealed in April 2015 but process has not been served on any defendant. The Company believes that it has meritorious defenses to both the potential employment law action for which the MHRC has granted the Notice of Right to Sue letter and the federal qui tam case, and intends to vigorously defend itself against these claims. The outcomes are not presently determinable.
On June 17, 2015, the Company filed a confidential arbitration demand with the American Arbitration Association against Salem Hospital for unpaid fees due under the parties’ Health Services Agreement in an aggregate amount of $9.3 million.   On July 31, 2015, Salem Hospital filed its answer, in which it denied the Company’s claims and asserted counterclaims against the Company in the amount of $2.7 million.  The outcome is not presently determinable.

ITEM 1A.	RISK FACTORS
Other than as noted below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 ("Form 10-K").  The risk factors disclosed under this Part II, Item 1A and in Part I, Item 1A of the Form 10-K, in addition to the other information set forth in this Quarterly Report on Form 10-Q, could materially affect our business, financial condition, or results.  Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition, or results.
We are in the process of conducting a review of strategic alternatives that could adversely impact our business or our stock price.
In July 2015, we received an unsolicited letter from Ascension Health, whose affiliated hospital systems represent approximately 50% of our total gross cash generated from contracting activities for the year ended December 31, 2014, stating that Ascension Health did not anticipate entering into a new Master Professional Services Agreement with us when the current agreement expires in 2017, but that it was open to discussing a potential transaction under which our company would be taken private by Ascension Health (alone or with co-investment partners of its choosing) and remain a standalone, for profit company servicing RCM customers. In that regard, Ascension Health provided a preliminary per share value range of our company, with the midpoint of the range being approximately 50% of our market value at the closing stock price on July 16, 2015. In response to the letter from Ascension Health, in July 2015, our board of directors, or our Board, commenced a review of strategic alternatives in order to enhance stockholder value. The strategic review process, as well as unsolicited offers from Ascension and others, could expose us to a number of risks, including fluctuations in our stock price in response to developments or speculation regarding any developments related to the review of strategic alternatives and/or expressed interests; distraction of management; difficulties in hiring, retaining and motivating key personnel as a result of uncertainty generated by the strategic review and/or expressed interests or any related developments; difficulties in initiating, expanding and maintaining relationships or arrangements with customers, suppliers and other third parties; substantial increases in general and administrative expenses associated with the need to retain and compensate legal, financial, and other advisors as a result of the strategic review and/or expressed interests; and litigation in connection with the strategic review and/or expressed interests or any related developments or actions. There can be no assurance that the strategic review and/or expressed interests will result in consummation of any transaction. The occurrence of any one or more of the above risks could have an adverse impact on our business, stock price, financial results, liquidity, and financial condition.
We may not be able to achieve or maintain profitability.
We incurred net losses in 2014, 2012, 2011 and 2010. We expect to report additional quarterly and annual losses in future periods, in accordance with GAAP. We incurred significant expenses during 2013 and 2012 related to, among other things, legal defense, crisis management costs, and stranded personnel costs arising from the lawsuit filed in January 2012 by the Minnesota Attorney General that is described in “Part I - Item 3 - Legal Proceedings” and that we settled in 2012. We incurred significant costs for the Restatement, restructuring activities and legal proceedings during 2014 and 2013 and are likely to continue to incur additional costs in connection with those matters, as well as in connection with our review of strategic alternatives, in 2015. Further, we anticipate continuing to incur significant additional costs for technology to improve the quality and reliability of the processes used to secure patient health information. We intend to continue to increase our operating expenses associated with sales and marketing in future years in an effort to expand our business. If our revenue does not increase to offset these increases in costs, our operating results would be adversely affected. You should not consider our historical operating results as indicative of future operating results, and we cannot assure you that we will be able to achieve or maintain profitability in the future. Each of the risks described in this “Risk Factors” section, as well as other factors, may adversely affect our future operating results.
Hospital systems affiliated with Ascension Health currently account for a significant portion of our net services revenue as well as our gross cash generated from contracting activities, and we have several other customers that have each accounted for 10% or more of our gross cash generated from contracting activities in past periods. Ascension Health notified us in July 2015 that it does not anticipate entering into a new Master Professional Services Agreement, or MPSA, with us when the current agreement expires in 2017. The termination or expiration of the MPSA, or any significant loss of business from our large customers, would have a material adverse effect on our business, results of operations and financial condition.
In August 2012 we entered into the five-year MPSA with Ascension Health. As a result of the fact that substantially all of the hospital systems affiliated with Ascension Health for which we previously conducted RCM operations have opted in to the MPSA by executing a new supplement agreement with us, on February 27, 2015, Ascension Health provided us notice of termination of our prior master services agreement with Ascension Health dated December 31, 2007 (which we refer to as the Legacy Agreement), with such termination to be effective as of December 31, 2015. We continue to provide services to one physician group affiliated with Ascension Health pursuant to the Legacy Agreement that did not execute a new supplement agreement with us. We ceased providing services under the Legacy Agreement to one customer in the second quarter of 2014, which customer did not execute a supplement agreement with us and to one additional customer that was acquired by a third party in the first quarter of 2015.
Hospital systems affiliated with Ascension Health have accounted for a significant portion of our net services revenue each year since our formation. In 2014, 2013 and 2012, net services revenue from hospitals affiliated with Ascension Health represented 12%, 73% and 5% of our total net services revenue, respectively, in such periods. Additionally, in 2014, 2013 and 2012, gross cash generated from customer contracting activities, as defined in "Part II - Item 6 - Selected Consolidated Financial Data", with hospital systems affiliated with Ascension Health represented 53%, 42% and 47%, respectively, of our total gross cash generated from contracting activities in such periods. St. John Health (an affiliate of Ascension Health ) individually accounted for 12%, 28% and 1% of our total net services revenue and 12%, 7% and 10% of our gross cash generated from contracting activities in 2014, 2013 and 2012, respectively. Additionally, in 2014, Columbia St. Mary's and Sacred Heart (also affiliates of Ascension Health) individually accounted for 0% and 12% of our total net services revenue and 10% and 1% of our gross cash generated from contracting activities, respectively.
In light of the fact that we only recognize revenues for our RCM services upon the expiration or termination of the underlying RCM customer contract, or upon other defined events in accordance with our revenue recognition policies, we believe that gross cash generated from contracting activities is a more meaningful measure of our significant customers in any given period than their respective contributions to consolidated revenue during such period. Our revenue recognition policies can result in cash flow accumulations from RCM activities over three to five years prior to a revenue recognition event, and consolidated net revenues that are inconsistent with the cash flows from the same underlying operations. We do not believe that the loss of any of our other customers that accounted for greater than ten percent of our consolidated revenues in 2014, 2013 and 2012 would have a material adverse effect on our operations or financial results. Any of our other customers, including hospital systems affiliated with Ascension Health, can elect not to renew their managed services agreements with us upon expiration. We intend to seek renewal of all managed service agreements with our customers, but cannot assure you that any of them will be renewed or that the terms upon which they may be renewed will be as favorable to us as the terms of the initial managed services agreements. Ascension Health notified us in July 2015 that it does not anticipate entering into a new MPSA when the current agreement expires in 2017. The termination of the MPSA (including as a result of non-renewal), the loss of any of our other large customers or their failure to renew their managed services agreements with us upon expiration, or a reduction in the fees for our services for these customers would have a material adverse effect on our business, results of operations and financial condition.
If we are unable to retain our existing customers or acquire new customers, our financial condition will suffer.
Our success depends in part upon the retention of our customers, particularly Ascension Health and its affiliated hospitals, and our ability to acquire new customers. We derive our net services revenue primarily from managed services agreements pursuant to which we receive performance-based fees. Customers can elect not to renew their managed services agreements with us upon expiration. Ascension Health notified us in July 2015 that it does not anticipate entering into a new MPSA when the current agreement expires in 2017. If a managed services agreement is not renewed for any reason, we would not derive the financial benefits that we would expect to derive by serving that customer beyond the initial term of our managed services agreement. If a managed services agreement is terminated for any reason, including for example, if we are found to be in violation of certain federal or state laws or excluded from participating in federal and state healthcare programs such as Medicare and Medicaid, we will not receive the payments we would have otherwise anticipated receiving over the life of the agreement.
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
The markets for our RCM service offering may develop more slowly than we expect and some potential customers for our services have been and may in the future be deterred by the lawsuit initiated against us by the Minnesota Attorney General, the Restatement, legal proceedings resulting from these challenges and by our recent announcement that our Board has resolved to undertake a review of strategic alternatives, or because they previously have made or in the future will make investments in internally developed solutions and choose to continue to rely on their own internal resources, which could adversely affect our revenue and our ability to achieve or maintain our profitability.

Our success depends, in part, on the willingness of hospitals, physicians and other healthcare providers to implement integrated solutions for the areas in which we provide services. Some hospitals may be reluctant or unwilling to implement our solutions for a number of reasons, including failure to perceive the need for improved revenue cycle operations or lack of knowledge about the potential benefits our solutions provide. In addition, some potential customers for our services may be deterred by the lawsuit initiated against us by the Minnesota Attorney General that we settled in 2012, or the Restatement, the resulting related legal proceedings and by our recent announcement that our Board has resolved to undertake a review of strategic alternatives.
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
We face a selling cycle of variable length, typically spanning six to 18 months or longer, to secure a new managed services agreement. Even if we succeed in developing a relationship with a potential new customer, we may not be successful in entering into a managed services agreement with that customer. In addition, we cannot accurately predict the timing of entering into managed services agreements with new customers due to the complex procurement decision processes of most healthcare providers, which often involves high-level management or board committee approvals. Consequently, we have only a limited ability to predict the timing of specific new customer relationships. Moreover, we believe that the unfavorable publicity we received as a result of the lawsuit initiated against us by the Minnesota Attorney General that we settled in 2012, the Restatement, and the resulting related legal proceedings have reduced our attractiveness to some potential healthcare providers and consequently, have resulted in the lengthening of the selling cycle with potential new customers. Our recent announcement that our Board has resolved to undertake a review of strategic alternatives may also reduce our attractiveness to some potential healthcare providers and increase the length of our selling cycle with potential new customers.
If we lose key personnel or if we are unable to attract, hire, integrate and retain our key personnel and other necessary employees, our business could be harmed.
Our future success depends in part on our ability to attract, hire, integrate and retain key personnel. Our future success also depends in part on the continued contributions of our executive officers and other key personnel, each of whom may be difficult to replace. The loss of services of any of our executive officers or key personnel, or the inability to continue to attract qualified personnel could have a material adverse effect on our business, particularly as a result of our recent and ongoing restructuring activities. Competition for the caliber and number of employees we require is intense. We may face difficulty identifying and hiring qualified personnel at compensation levels consistent with our existing compensation and salary structure, including as a result of our recent announcement that our Board has resolved to undertake a review of strategic alternatives and as a result of our announcement that Ascension Health has notified us that it does not intend to enter into a new MPSA with us when the current agreement expires in 2017. In addition, we invest significant time and expense in training each of our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring, integrating and training their replacements, and the quality of our services and our ability to serve our customers could diminish, resulting in a material adverse effect on our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sale of Equity Securities
We granted options to purchase an aggregate of 1,005,337 shares of our common stock with exercise prices ranging from $5.41 to $5.71 per share during the three months ended June 30, 2015 to employees and directors pursuant to our 2010 Stock Incentive Plan and/or in reliance upon the exemption from the registration requirements of the Securities Act of 1933, or Securities Act, provided by Section 4(a)(2) of the Securities Act as sales by an issuer not involving any public offering, as set forth in the tables below. No underwriters were involved in the foregoing transactions. All of such unregistered shares of common stock are deemed restricted securities for purposes of the Securities Act. No such options have been exercised.

The following table sets forth the dates on which such options were granted and the number of shares of common stock subject to such options, the exercise price and the number of employees and directors granted options on each date from April 1, 2015 through June 30, 2015:

Date of Grant	Common Stock Subject to Options Granted	Exercise Price	Number of Employees and Directors Granted Options
4/1/2015	33,720	$5.71	6
4/2/2015	5,432	$5.59	1
5/21/2015	966,185	$5.41	5
	1,005,337

The Company did not grant restricted stock awards during the three months ended June 30, 2015.
Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated (in thousands, except share and per share data):

Period	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (2)
April 1, 2015 through April 30, 2015	2,624	$5.59	—	$50,000
May 1, 2015 through May 31, 2015	2,592	$5.59	—	$50,000
June 1, 2015 through June 30, 2015	2,595	$5.42	—	$50,000

(1)
Repurchases of our common stock related to employees’ tax withholding upon vesting of RSAs. See Note 7, Share-Based Compensation, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2)
On November 13, 2013, our board of directors authorized, subject to the completion of the Restatement, the repurchase of up to $50.0 million of our common stock from time to time in the open market or in privately negotiated transactions, or the 2013 Repurchase Program. The timing and amount of any shares repurchased under the 2013 Repurchase Program will be determined by our management based on its evaluation of market conditions and other factors. The 2013 Repurchase Program may be suspended or discontinued at any time. We currently intend to fund any repurchases from cash on hand. We did not repurchase any shares of common stock under the 2013 Repurchase Program during the quarters ended June 30, 2015 and 2014.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
10.1
Omnibus Amendment, dated May 18, 2015, to Employment Agreement dated April 2, 2013 between Registrant and Stephen F. Schuckenbrock and Stock Option Agreement, dated April 3, 2013, between Registrant and Stephen F. Schuckenbrock (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 001-34746), filed on June 23, 2015).

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

Date:	August 5, 2015	ACCRETIVE HEALTH, INC
(Registrant)

	By:	/s/ Emad Rizk
Emad Rizk
President and Chief Executive Officer

	By:	/s/ Peter P. Csapo
Peter P. Csapo
Chief Financial Officer and Treasurer