Form 10-Q
period 2015-09-30
Accretive Health, Inc.
filed 2015-11-09
CIK 1472595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of October 30, 2015, the registrant had 103,361,388 shares of common stock, par value $0.01 per share, outstanding.

Accretive Health, Inc.
FORM 10-Q

For the period ended September 30, 2015
Table of Contents

Part I. Financial Information
Item 1.	Consolidated Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014	2
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) — For the Three and Nine Months ended September 30, 2015 and 2014	3
	Condensed Consolidated Statements of Cash Flows (unaudited) — For the Nine Months ended September 30, 2015 and 2014	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

Part II. Other Information
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 6.	Exhibits	39

SIGNATURES		40

EXHIBIT INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

Accretive Health, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$137,716	$145,167
Restricted cash	—	5,000
Accounts receivable, net	5,137	4,438
Prepaid income taxes	5,425	6,138
Current deferred tax assets	99,987	62,322
Other current assets	7,798	7,389
Total current assets	256,063	230,454
Property, equipment and software, net	26,579	14,594
Non-current deferred tax assets	208,278	201,163
Goodwill and other assets, net	6	162
Total assets	$490,926	$446,373
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$6,340	$12,488
Current portion of customer liabilities	348,828	219,998
Accrued compensation and benefits	15,290	14,983
Other accrued expenses	12,261	15,680
Total current liabilities	382,719	263,149
Non-current portion of customer liabilities	323,293	317,065
Other non-current liabilities	8,421	8,405
Total liabilities	714,433	588,619
Stockholders' equity (deficit):
Common stock, $0.01 par value, 500,000,000 shares authorized,108,673,951 shares issued and 103,387,953 shares outstanding at September 30, 2015; 102,890,241 shares issued and 98,112,019 shares outstanding at December 31, 2014	1,087	1,029
Additional paid-in capital	317,543	307,075
Accumulated deficit	(487,220)	(397,517)
Accumulative other comprehensive loss	(2,465)	(1,763)
Treasury stock	(52,452)	(51,070)
Total stockholders' equity (deficit)	(223,507)	(142,246)
Total liabilities and stockholders’ equity (deficit)	$490,926	$446,373
See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net services revenue	$15,842	$90,745	$48,898	$162,684
Operating expenses:
Costs of services	45,326	45,370	130,284	138,251
Selling, general and administrative	21,395	16,785	59,726	53,609
Restatement and other	3,964	13,846	5,850	67,907
Total operating expenses	70,685	76,001	195,860	259,767
Income (loss) from operations	(54,843)	14,744	(146,962)	(97,083)
Net interest income	73	100	147	252
Income (loss) before income tax provision	(54,770)	14,844	(146,815)	(96,831)
Income tax provision (benefit)	(21,800)	5,291	(57,112)	(34,862)
Net income (loss)	$(32,970)	$9,553	$(89,703)	$(61,969)
Net Income (loss) per common share:
Basic	$(0.34)	$0.10	$(0.93)	$(0.65)
Diluted	$(0.34)	$0.10	$(0.93)	$(0.65)
Weighted average shares used in calculating net income (loss) per common share:
Basic	97,230,069	95,775,597	96,358,342	95,750,887
Diluted	97,230,069	97,250,282	96,358,342	95,750,887
Consolidated statements of comprehensive income (loss):
Net income (loss)	(32,970)	9,553	(89,703)	(61,969)
Other comprehensive income (loss):
Foreign currency translation adjustments	(429)	(253)	(702)	6
Comprehensive income (loss)	$(33,399)	$9,300	$(90,405)	$(61,963)

See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)
Operating activities:
Net loss	$(89,703)	$(61,969)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	6,556	4,279
Share-based compensation	22,974	22,992
Loss on disposal	—	234
Recoveries for doubtful receivables	(79)	(455)
Deferred income taxes	(58,567)	(33,869)
Excess tax benefits from share-based awards	—	(176)
Changes in operating assets and liabilities:
Accounts receivable	(621)	16,539
Prepaid income taxes	632	2,646
Other assets	(334)	(2,328)
Accounts payable	(6,108)	685
Accrued compensation and benefits	311	1,960
Other liabilities	(3,648)	(4,228)
Customer liabilities	135,058	21,840
Net cash provided by (used in) operating activities	6,471	(31,850)
Investing activities:
Purchases of property, equipment and software	(18,304)	(3,206)
Net cash used in investing activities	(18,304)	(3,206)
Financing activities:
Exercise of vested options	1,331	—
Restricted cash released from letter of credit	5,000	—
Excess tax benefit from share-based awards	—	176
Purchase of treasury stock	(1,382)	(280)
Net cash provided by (used in) financing activities	4,949	(104)
Effect of exchange rate changes on cash	(567)	18
Net decrease in cash and cash equivalents	(7,451)	(35,142)
Cash and cash equivalents at beginning of period	145,167	228,891
Cash and cash equivalents at end of period	$137,716	$193,749

Supplemental disclosure of non-cash investing activities
Other liabilities related to purchases of property, equipment and software	$348	$—

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements reflect the Company's financial position as of September 30, 2015, the results of operations for the three and nine months ended September 30, 2015 and 2014, and the cash flows of the Company for the nine months ended September 30, 2015 and 2014. These financial statements include the accounts of Accretive Health, Inc. and its wholly owned subsidiaries. All material intercompany amounts have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2015.
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
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which provides guidance for revenue recognition. ASU 2014-09 requires that a company recognize revenue when it transfers promised goods or services to customers in an amount equal to the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for the Company’s fiscal year beginning January 1, 2018, with retrospective applicability to prior periods. The Company may choose to adopt the standard as of the original effective date of annual reporting periods beginning after December 15, 2016; if it does so, the Company is required to apply the standard beginning in the first interim period within the year of adoption. The Company is currently evaluating the impact of the adoption of this prospective guidance on its consolidated financial statements.
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
The following table includes assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	September 30, 2015	December 31, 2014
	(Unaudited)
Level 1 assets
Money market funds with maturities of less than 90 days	—	137,802
Total	$—	$137,802
During the three months ended September 30, 2015, the Company liquidated its investments in money market funds and did not reinvest the net proceeds. As of September 30, 2015, the Company does not have any financial assets or liabilities that are required to be measured at fair value.

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
Movements in the allowance for doubtful accounts are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Beginning balance	$112	$253	$314	$740
(Recoveries)/Provision	(34)	39	(79)	(455)
Write-offs	(12)	—	(169)	7
Ending balance	$66	$292	$66	$292
NOTE 5 — PROPERTY, EQUIPMENT AND SOFTWARE
Property, equipment and software consist of the following (in thousands):

	September 30, 2015	December 31, 2014
	(unaudited)
Computer and other equipment	$20,711	$17,701
Leasehold improvements	17,598	12,491
Software	20,687	12,398
Office furniture	4,903	3,152
Property, equipment and software, gross	63,899	45,742
Less: Accumulated depreciation and amortization	(37,320)	(31,148)
Property, equipment and software, net	$26,579	$14,594
The following table summarizes the allocation of depreciation and amortization expense between cost of services and selling, general and administrative expenses (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Cost of services	$2,491	$1,053	$5,799	$3,142
Selling, general and administration	247	350	757	1,137
Total depreciation and amortization	$2,738	$1,403	$6,556	$4,279

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 6 — CUSTOMER LIABILITIES
Customer liabilities consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
	(unaudited)
Deferred customer billings, current	$234,436	$132,063
Accrued service costs, current	96,237	68,077
Customer deposits, current	18,027	19,675
Deferred revenue, current	128	183
Current portion of customer liabilities	348,828	219,998

Deferred customer billings, non-current	323,293	317,065
Total customer liabilities	$672,121	$537,063

NOTE 7 — SHARE-BASED COMPENSATION
The share-based compensation expense relating to the Company’s stock options and restricted stock awards ("RSAs") for the three months ended September 30, 2015 and 2014 was $12.3 million and $5.4 million, respectively, with related tax benefits of approximately $4.5 million and $1.9 million, respectively. The share-based compensation expense relating to the Company’s stock options and RSAs for the nine months ended September 30, 2015 and 2014 was $25.3 million and $23.7 million, respectively, with related tax benefits of approximately $9.6 million and $8.5 million, respectively.
Total share-based compensation expense that has been included in the Company's consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Share-based Compensation Expense Allocation Details:
Cost of services	$3,152	$1,736	$5,756	$5,614
Selling, general and administrative	9,163	3,488	19,562	10,077
Restatement and other	—	144	—	8,049
Total share-based compensation expense (1)	$12,315	$5,368	$25,318	$23,740
(1) Includes $1.9 million and $2.3 million in share-based compensation expense paid in cash during the three and nine months ended September 30, 2015, respectively, and $0.3 million and $0.6 million in share-based compensation expense paid in cash during both the three and nine months ended September 30, 2014, respectively.

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company uses the Black-Scholes option pricing model to determine the estimated fair value of each option as of its grant date. These inputs are subjective and generally require significant analysis and judgment to develop. The Company used Monte Carlo simulations to estimate the fair value of its RSAs with vesting based on market-based performance conditions as of their respective grant dates. Expected life is based on the market condition to which the vesting is tied.
The following table sets forth the significant assumptions used in the Black-Scholes option pricing model and the Monte Carlo simulations and the calculation of share-based compensation expense for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
Future dividends	—	—
Risk-free interest rate	1.5% to 2.0%	1.9% to 2.2%
Expected volatility	50% to 68%	50%
Expected life	6.25 years	6.25 to 7.00 years
Forfeitures	5.68% annually	5.68% annually
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
Stock Options
A summary of the options activity during the nine months ended September 30, 2015 is shown below:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2015	19,924,405	$10.91
Granted	2,201,189	5.64
Exercised	(1,230,281)	1.08
Canceled	(3,889,964)	14.25
Forfeited	(983,712)	8.43
Outstanding at September 30, 2015	16,021,637	$10.28
Outstanding and vested at September 30, 2015	9,052,988	$11.69
Outstanding and vested at December 31, 2014	11,879,209	$11.73

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Restricted Stock Awards
A summary of the restricted stock activity during the nine months ended September 30, 2015 is shown below:

		Weighted-Average Grant Date Fair Value
	Shares
Outstanding at January 1, 2015	2,477,465	$8.71
Granted	4,553,429	3.48
Vested	(842,183)	7.29
Forfeited	(219,286)	8.22
Outstanding at September 30, 2015	5,969,425	$4.94
In most cases, RSA vesting is based on the passage of time. The amount of share-based compensation expense is based on the fair value of the Company's common stock on the respective grant dates and is recognized ratably over the vesting period.
During the third quarter of 2015, the Company granted 500,000 shares of restricted stock with market vesting conditions to the Chairman of its Board of Directors. This RSA vests on the third anniversary of the date the Chairman was appointed, subject to (i) continued service as Chairman and (ii) the average closing price of the Company's stock price equals or exceeds twice the grant date stock price for a specific number of days or upon a change in control transaction. The amount of share-based compensation expense for RSAs with vesting tied to market-based performance conditions is recognized over the expected performance period, however, compensation expense already recognized is not adjusted if market-based conditions are not met.
The Company's RSA agreements allow employees to surrender to the Company shares of common stock upon vesting of their RSAs in lieu of their payment of the required personal employment-related taxes. The Company does not withhold taxes in excess of minimum required statutory requirements. During the nine months ended September 30, 2015 and 2014, employees delivered to the Company 288,490 and 33,403 shares of stock, respectively, which the Company recorded at cost of approximately $1.4 million and $0.3 million, respectively, for the nine months ended September 30, 2015 and 2014. Shares surrendered in payment of personal employment-related taxes are held in treasury.
Modification of share-based awards
During the second quarter of 2015, in connection with the resignation of a member of the Company's Board of Directors (the "Board") who was also the former Chief Executive Officer of the Company, the Company modified the terms of awards previously granted to such Board member. This modification allowed for the continuation of vesting of options despite his resignation from the Board. This modification resulted in a net increase of share-based compensation expense for the nine months ended September 30, 2015 of $3.1 million.
During the third quarter of 2015, the Compensation Committee of the Board approved the grant of cash bonuses to those participants in the Company's 2014 annual cash incentive bonus plan who received all or a portion of their 2014 annual cash incentive award in the form of restricted shares of the Company's common stock (the "2014 Bonus Plan RSA Grantees"). These bonuses were paid to 2014 Bonus Plan RSA Grantees on the second regularly scheduled payroll date following the Company’s scheduled second quarter earnings release on August 5, 2015 and were equal to the product of (i) $2.66 (which amount represents the difference of $5.38, the trading price per share of the Company’s common stock as of the close of trading on the date that the Company determined the number of restricted shares to be granted to 2014 Bonus Plan RSA Grantees, minus $2.72, the trading price per share of the Company’s common stock as of the close of trading on the second business day following the earnings release), multiplied by (ii) the number of restricted shares granted to the applicable 2014 Bonus Plan RSA Grantee. The aggregate number of restricted shares granted to 2014 Bonus Plan RSA Grantees was 683,401. This

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

modification resulted in a net increase of share-based compensation expense for both the three and nine months ended September 30, 2015 of $1.8 million.
During the second quarter of 2014, the Company granted to the Chief Operating Officer (the "COO") retention equity awards subject to the approval of our stockholders of an amendment to our 2010 Stock Incentive Plan (the "2010 Plan"). In the event that the stockholders did not approve the amendment prior to December 31, 2014, then in lieu of the incentive equity awards, the COO would be entitled to receive cash payments following each date that any portion of such equity grant would have otherwise vested, equal to: (i) for stock options, the difference between the exercise price and the closing price of the common stock on the vesting date and (ii) for restricted stock, the closing price of the common stock on the vesting date. The Company determined that stockholder approval to amend the 2010 Plan would not occur by December 31, 2014 and accrued for these grants at the value as explained above. For the three and nine months ended September 30, 2015, the Company incurred $0.1 million and $0.5 million, respectively, of share-based compensation expense related to this grant. For the three and nine months ended September 30, 2014, the Company incurred $0.3 million and $0.6 million, respectively, of share-based compensation expense related to this grant.
Additionally, during the second quarter of 2014, pursuant to a retention agreement, the Company modified the terms of an award previously granted to the COO. This modification allowed for the extension, under certain circumstances, of the exercise period of vested options from 60 days following the termination of employment to an expiration period tied to the COO's length of service, but in no case greater than two years or beyond the expiration of the respective option. This modification resulted in a net increase in share-based compensation expense of $0.2 million for the nine months ended September 30, 2014.
As described in Note 8, Restatement and Other, during 2013, the Company failed to timely file its annual report on Form 10-K for the fiscal year ended December 31, 2012, and on March 4, 2013, its Registration Statement on Form S-8 ("Form S-8") was suspended. As a result, individuals were not permitted to exercise vested options during the period between March 4, 2013 and July 7, 2015, the date the Company's S-8 once again became effective. During the three months ended June 30, 2014, the Company modified the terms of the share-based awards granted to 39 employees (including the 13 who were affected in 2013), who were terminated under the 2013 restructuring plan to allow for the extension of the exercise period for vested options until such time as the Form S-8 has been effective for 60 consecutive days. These modifications resulted in a net increase in share-based compensation expense of $2.3 million for the nine months ended September 30, 2014.
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

Restatement and other costs are comprised of reorganization-related and Restatement expenses and certain other costs. For the three and nine months ended September 30, 2015, the Company incurred $4.0 million and $5.9 million in Restatement and other costs, respectively. For the three and nine months ended September 30, 2014, the Company incurred $13.8 million and $67.9 million in Restatement and other costs, respectively.

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
In connection with the Plan, during the three and nine months ended September 30, 2014, the Company incurred pretax restructuring charges of $2.0 million and $16.3 million, respectively, primarily consisting of $2.0 million and $8.4 million, respectively, in severance and employee benefits and related expenses and $7.9 million of non-cash expense related to share based compensation for modification of existing options for affected employees during the nine months ended September 30, 2014. For both the three and nine months ended September 30, 2015, the Company incurred pretax restructuring charges of $2.4 million, consisting of $0.8 million in severance and employee benefits and $1.6 million in facilities related expenses. The Company’s reorganization liability activity is included in accrued compensation and benefits and accrued other in the accompanying condensed consolidated balance sheets.
The Company’s reorganization activity was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Reorganization liability, beginning balance	$844	$2,982	$3,454	$1,143
Restructuring charges	2,428	1,953	2,428	16,292
Cash payments	(852)	(1,562)	(3,462)	(6,157)
Non-cash payments	—	—	—	(7,905)
Reorganization liability, ending balance	$2,420	$3,373	$2,420	$3,373

Restatement

For the three and nine months ended September 30, 2015, the Company incurred $0.2 million and $2.4 million in Restatement-related costs, respectively. During the three and nine months ended September 30, 2014, the Company incurred $6.8 million and $45.5 million in Restatement-related costs, respectively. The Restatement-related costs incurred during the three and nine months ended September 30, 2015 and 2014 were due to professional service fees related to our restatement.

Other

During the three and nine months ended September 30, 2015, the Company incurred other costs of $1.4 million and $1.1 million, respectively, primarily consisting of $1.4 million in costs incurred related to the exploration of potential strategic alternatives during the three months ended September 30, 2015 offset during the nine months ended September 30, 2015 by a decrease of $0.3 million in employment tax expense relating to prior years during the six months ended June 30, 2015. During the three and nine months ended September 30, 2014, the Company incurred other costs of $5.0 million and $6.1 million, respectively, in costs associated with its transformation office, which was created to provide continuity and cross functional accountability associated with the continued execution

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

of the Company's turnaround plan during the period subsequent to Stephen Schuckenbrock's resignation as our Chief Executive Officer and prior to the appointment of Dr. Emad Rizk as our Chief Executive Officer ("Transformation Office").
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

The income tax benefit for the nine months ended September 30, 2015 and September 30, 2014 were higher than the amount derived by applying the federal statutory tax rate of 35% primarily due to the impact of state taxes. The tax rate is also impacted by discrete items that may occur in any given period.

The Company corrected the statutory rate used in one of its state deferred calculations for the year ended December 31, 2013.  The Company discovered this error in the process of preparing its annual and quarterly financial statements for the year ended December 31, 2014, and recorded the amount in the first quarter of 2014. The correction of this error increased tax expense for the nine months ended September 30, 2014 by approximately $2.4 million.  The Company determined that this amount is immaterial for the nine months ended September 30, 2014 and the year ended December 31, 2014.

                The Company and its subsidiaries are subject to U.S. federal income taxes as well as income taxes in multiple state and foreign jurisdictions. The Company's 2013, 2012, and 2011 U.S. federal income tax returns are currently under examination. State jurisdictions have various open tax years.  The statutes of limitations for most states range from three to six years.

During the nine months ended September 30, 2015, the Company wrote off approximately $13.8 million of deferred tax assets due to the expiration and exercise of shared-based awards. The additional paid-in capital was reduced by the corresponding amount.

In July 2015, the Company received an unsolicited letter from Ascension Health (the "Ascension Letter") indicating that, at that time, Ascension Health did not anticipate entering into a  new master professional services agreement with the Company when the current agreement between the parties expires in 2017, and that Ascension Health was open to discussing a potential transaction under which the Company would be taken private by Ascension (alone or with a co-investor of its choosing) and remain a stand alone, for profit company servicing RCM customers.  In July 2015, the Company began a formal process of evaluating strategic alternatives with its financial and legal advisors (the "Process").  The Process is still ongoing. The Company’s domestic net deferred tax asset balance at September 30, 2015 is $307.4 million.  Of this amount, approximately $222.3 million is related to deferred customer billings and will be realized upon the occurrence of a contractual revenue recognition event.  It is possible, however, that future developments regarding the Process and/or the Ascension Letter may cause the remaining balance to be subject to a valuation allowance should the realizability assessment change.

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
The following table sets forth the computation of basic and diluted earnings per share available to common shareholders for the three and nine months ended September 30, 2015 and 2014, respectively (in thousands, except share and per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net income (loss)	$(32,970)	$9,553	$(89,703)	$(61,969)
Basic weighted-average common shares	97,230,069	95,775,597	96,358,342	95,750,887
Add: Effect of dilutive securities	—	1,474,685	—	—
Diluted weighted average common shares	97,230,069	97,250,282	96,358,342	95,750,887
Net income (loss) per common share (basic)	$(0.34)	$0.10	$(0.93)	$(0.65)
Net income (loss) per common share (diluted)	$(0.34)	$0.10	$(0.93)	$(0.65)
Because of their anti-dilutive effect, 21,991,062 and 19,345,399 common share equivalents comprised of stock options and restricted stock awards have been excluded from the diluted earnings per share calculation for the three months ended September 30, 2015 and 2014, respectively. Stock options and restricted stock awards totaling 21,992,062 and 23,346,213 were not included in the computation of diluted income per share for the nine months ended September 30, 2015 and 2014, respectively, as these options and awards were anti-dilutive.
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Revolving Credit Facility
The Company previously maintained a line of credit with the Bank of Montreal in the amount of $3.0 million. The $3.0 million line of credit could only be utilized by the Company in the form of letters of credit and was secured by a $5.0 million demand deposit with the Bank of Montreal. The Company's line of credit expired on February 15, 2015 and was not renewed. As a result of such expiration, the Company has reclassified the $5.0 million from restricted cash into cash and cash equivalents at March 31, 2015.
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
On July 11, 2013, the Court of Chancery of the State of Delaware granted the Company's motion to stay Doyle v. Tolan et al., in favor of the action pending in the U.S. District Court for the Northern District of Illinois. On September 24, 2013, the U.S. District Court for the Northern District of Illinois granted the Company's motion to dismiss without prejudice, giving plaintiffs in that case leave to file an amended consolidated complaint, which plaintiffs filed on October 22, 2013, amending their complaint to also include allegations with respect to the Restatement. On February 25, 2015, the Company entered a settlement agreement with plaintiffs in all of these suits that would resolve the derivative actions, on the basis of certain governance reforms already implemented and payment of attorneys' fees in the amount of $0.6 million. On July 23, 2015, the U.S. District Court for the Northern District of Illinois granted final approval of the settlement agreement. The Delaware and Cook County derivative suits are within the scope of the settlement approved by the federal district court and were dismissed on August 12, 2015 and August 17, 2015, respectively.

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

On May 17, 2013, the Company, along with certain of its directors, former directors and former officers, was named as a defendant in a putative securities class action lawsuit filed in the U.S. District Court for the Northern District of Illinois (Hughes v. Accretive Health, Inc. et al.). The primary allegations, relating to its March 8, 2013 announcement that the Company would be restating its prior period financial statements, are that its public statements, including filings with the SEC, were false and/or misleading with respect to its revenue recognition and earnings prospects. On November 27, 2013, plaintiffs voluntarily dismissed the Company’s directors and former directors (other than Mary Tolan). On January 31, 2014, the Company filed a motion to dismiss the complaint. On September 25, 2014, the Court granted the Company motion to dismiss without prejudice, however the plaintiffs filed a second amended complaint on October 23, 2014. On November 10, 2014, the Company filed a motion to dismiss the second amended complaint. While that motion was still pending, on January 8, 2015, plaintiffs filed a motion to amend the second amended complaint, seeking to add allegations regarding the recently issued Restatement. On April 22, 2015, the court granted plaintiffs’ motion to amend, and a third amended complaint was filed on May 13, 2015. The Company moved to dismiss the third amended complaint on June 3, 2015. That motion is fully briefed and awaiting decision. The Company continues to believe it has meritorious defenses and intends to vigorously defend itself, Mary Tolan, and its former officers against these claims. The outcome is not presently determinable.
The SEC’s Division of Enforcement in the Chicago Regional Office is also conducting an investigation regarding the circumstances surrounding the Restatement. The Company is fully cooperating with the investigation.
On February 11, 2014, the Company was named as a defendant in a putative class action lawsuit filed in the U.S. District Court for the Southern District of Alabama (Church v. Accretive Health, Inc.). The primary allegation is that the Company attempted to collect debts without providing the notice required by the Fair Debt Collections Practices Act ("FDCPA"). The Company believes that it has meritorious defenses and intends to vigorously defend itself against these claims. The Company's summary-judgment motion is now fully briefed and pending before the Court. Class-certification proceedings have been deferred until that summary-judgment motion has been resolved. The outcome is not presently determinable.
On July 22, 2014, the Company was named as a defendant in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Michigan (Anger v. Accretive Health, Inc.). The primary allegations are that the Company attempted to collect debts without providing the notice required by the FDCPA and Michigan Fair Debt Collection Practices Act and failed to abide by the terms of an agreed payment plan in violation of those same statutes. On August 27, 2015, the Court granted in part and denied in part the Company's motion to dismiss. A scheduling conference was held on October 26, 2015, and the Company expects discovery to be underway shortly. The Company believes that it has meritorious defenses and intends to vigorously defend itself against these claims. The outcome is not presently determinable.
On February 6, 2015, the Company was named as a defendant in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Michigan (Cassale v. Accretive Health, Inc.). The primary allegations were that the Company attempted to collect debts without complying with the provisions of the FDCPA. The case was settled in April 2015.
On February 24, 2015 (amended Feb. 25, 2015), the Plaintiff in the Church action (above) filed a motion with the Joint Panel for Multidistrict Litigation to transfer and consolidate the Church, Anger and Cassale actions for pretrial purposes in the Southern District of Alabama where the Church case is currently pending.  That motion was withdrawn in May 2015.
In April 2015, the Company was named among other defendants in an employment action brought by Jennifer Worthy, a former employee before the Maine Human Rights Commission ("MHRC") alleging that she was improperly terminated in retaliation for uncovering alleged Medicare fraud.  The Company filed its response with the MHRC on May 19, 2015 seeking that the Company be dismissed entirely from the action.  On June 23, 2015, the MHRC issued its Notice of Right to Sue and decision to terminate its process with respect to all charges asserted by the former employee. On January 12, 2015, Plaintiff Worthy filed a Second Amended Complaint (Filed under Seal), a qui tam False Claims Act case in the United States District Court in Maine (Worthy v. Eastern Maine Healthcare

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Systems) in which she makes the same allegations.  The U.S. Department of Justice declined to intervene in the federal court action, and the case was unsealed in April 2015 but process has not been served on any defendant. The Company believes that it has meritorious defenses to both the potential employment law action for which the MHRC has granted the Notice of Right to Sue letter and the federal qui tam case, and intends to vigorously defend itself against these claims. The outcomes are not presently determinable.
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
Hospital systems affiliated with Ascension Health have accounted for a significant portion of the Company’s net services revenue each year since the Company’s formation. For the three and nine months ended September 30, 2015, three different customers, unaffiliated with Ascension Health, accounted for 59% and 54%, respectively, of the Company's net services revenues. For the three and nine months ended September 30, 2014, three customers accounted for 93% and 84%, respectively, of the Company's net services revenues, of which one customer is part of the affiliated Ascension Health system. The Ascension Health system, through its individual customer contracts with the Company, accounted for more than 78% and 76% of the Company’s total deferred customer billings at September 30, 2015 and December 31, 2014, respectively. The loss of the customers within this large health system would have a material adverse impact on the Company’s operations. In July 2015, the Company received a letter from Ascension Health indicating that, at this time, Ascension Health does not anticipate entering into a new master professional services agreement with the Company once the current agreement between the parties expires on August 6, 2017, but that it was open to discussing a potential acquisition of the Company. There are three customers whose individual balance is equal to or greater than 10% of total deferred customer billings at September 30, 2015, and, in the aggregate, account for 47% and 48% of the total deferred customer billings at September 30, 2015 and December 31, 2014, respectively, of which two customers are part of the affiliated Ascension Health system discussed above.
The Company does not have a concentration of credit risk within accounts receivable as reported in the consolidated balance sheets with any one large customer at September 30, 2015 and December 31, 2014.

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

CONSOLIDATED RESULTS OF OPERATIONS
The following table provides consolidated operating results and other operating data for the periods indicated:

	Three Months Ended September 30,		2015 vs. 2014 Change		Nine Months Ended September 30,		2015 vs. 2014 Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(In thousands except percentages)
Consolidated Statement of Operations Data:
RCM services: net operating fees	$6,232	$37,861	$(31,629)	(83.5)%	$19,402	$62,817	$(43,415)	(69.1)%
RCM services: incentive fees	1,017	45,970	(44,953)	(97.8)%	9,022	75,076	(66,054)	(88.0)%
RCM services: other	5,359	1,858	3,501	n.m.	9,591	5,787	3,804	65.7%
Other service fees	3,234	5,056	(1,822)	(36.0)%	10,883	19,004	(8,121)	(42.7)%
Total net services revenue	15,842	90,745	(74,903)	(82.5)%	48,898	162,684	(113,786)	(69.9)%
Operating expenses:
Cost of services	45,326	45,370	(44)	(0.1)%	130,284	138,251	(7,967)	(5.8)%
Selling, general and administrative	21,395	16,785	4,610	27.5%	59,726	53,609	6,117	11.4%
Restatement and other	3,964	13,846	(9,882)	(71.4)%	5,850	67,907	(62,057)	(91.4)%
Total operating expenses	70,685	76,001	(5,316)	(7.0)%	195,860	259,767	(63,907)	(24.6)%
Income (loss) from operations	(54,843)	14,744	(69,587)	n.m	(146,962)	(97,083)	(49,879)	51.4%
Net interest income	73	100	(27)	(27.0)%	147	252	(105)	(41.7)%
Net income (loss) before income tax provision	(54,770)	14,844	(69,614)	n.m	(146,815)	(96,831)	(49,984)	51.6%
Income tax provision (benefit)	(21,800)	5,291	(27,091)	n.m	(57,112)	(34,862)	(22,250)	63.8%
Net income (loss)	$(32,970)	$9,553	$(42,523)	n.m	$(89,703)	$(61,969)	$(27,734)	44.8%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Non-GAAP Measures:	(in thousands)
Adjusted EBITDA	$(35,826)	$35,217	$(109,238)	$(9,206)
Net cash generated from customer contracting activities	$3,715	$3,396	$(637)	$983
Gross cash generated from customer contracting activities	$55,383	$58,924	$157,499	$172,873
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

	Three Months Ended September 30,		2015 vs. 2014 Change		Nine Months Ended September 30,		2015 vs. 2014 Change
	2015	2014	Amount	%	2015	2014	Amount	%
Net income (loss)	$(32,970)	$9,553	$(42,523)	n.m	$(89,703)	$(61,969)	$(27,734)	44.8%
Net interest income	(73)	(100)	27	(27.0)%	(147)	(252)	105	(41.7)%
Income tax provision (benefit)	(21,800)	5,291	(27,091)	n.m	(57,112)	(34,862)	(22,250)	63.8%
Depreciation and amortization expense	2,738	1,403	1,335	95.2%	6,556	4,279	2,277	53.2%
Share-based compensation expense (1)	12,315	5,224	7,091	n.m.	25,318	15,691	9,627	61.4%
Restatement and other (2)	3,964	13,846	(9,882)	(71.4)%	5,850	67,907	(62,057)	(91.4)%
Adjusted EBITDA	(35,826)	35,217	(71,043)	n.m	(109,238)	(9,206)	(100,032)	n.m
Change in deferred customer billings (3)	39,541	(31,821)	71,362	n.m	108,601	10,189	98,412	n.m
Net cash generated from customer contracting activities	$3,715	$3,396	$319	9.4%	$(637)	$983	$(1,620)	n.m.
Net services revenue (GAAP basis)	$15,842	$90,745	$(74,903)	(82.5)%	$48,898	162,684	$(113,786)	(69.9)%
Change in deferred customer billings (3)	39,541	(31,821)	71,362	n.m	108,601	10,189	98,412	n.m
Gross cash generated from customer contracting activities	$55,383	$58,924	$(3,541)	(6.0)%	$157,499	$172,873	$(15,374)	(8.9)%

Components of Gross Cash Generated from Customer Contracting Activities:
RCM services: net operating fee	$31,522	$26,454	$5,068	19.2%	$88,761	$90,684	$(1,923)	(2.1)%
RCM services: incentive fee	14,859	25,556	(10,697)	(41.9)%	47,501	57,398	(9,897)	(17.2)%
RCM services: other	5,768	1,218	4,550	n.m	10,354	4,147	6,207	n.m.
Total RCM service fees	52,149	53,228	$(1,079)	(2.0)%	146,616	152,229	$(5,613)	(3.7)%
Other service fees	3,234	5,696	(2,462)	(43.2)%	10,883	20,644	(9,761)	(47.3)%
Gross cash generated from customer contracting activities	$55,383	$58,924	$(3,541)	(6.0)%	$157,499	$172,873	$(15,374)	(8.9)%

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

(2)
Restatement and other costs are comprised of reorganization-related, Restatement-related and certain other costs. For the three months ended September 30, 2015 and 2014, we incurred Restatement-related costs of $0.2 million and $6.8 million, respectively. For the nine months ended September 30, 2015 and 2014, we incurred $2.4 million and $45.5 million, respectively, in Restatement-related costs. The costs incurred during the three and nine months ended September 30, 2015 and 2014 were due to professional services fees related to our Restatement. For both the three and nine months ended September 30, 2015, we incurred reorganization-related costs of $2.4 million. For the three and nine months ended September 30, 2014, we incurred reorganization-related costs of $2.0 million and $16.3 million, respectively. These costs included severance payments, healthcare benefits, and outplacement job training in connection with a reduction in workforce in certain corporate, administrative and management functions in 2014 and 2015. During the three and nine months ended September 30, 2015, we incurred other costs of $1.4 million and $1.1 million, respectively, primarily related to $1.4 million in costs incurred related to the exploration of potential strategic alternatives during the three months ended September 30, 2015, offset during the nine months ended September 30, 2015 by a decrease of $0.3 million in employment tax expense relating to prior years during the six months ended June 30, 2015. During the three and nine months ended September 30, 2014, we incurred other costs of $5.0 million and $6.1 million, respectively, in costs associated with our transformation office, which was created to provide continuity and cross functional accountability associated with the continued execution of the Company's turnaround plan during the period subsequent to Stephen Schuckenbrock's resignation as our Chief Executive Officer and prior to the appointment of Dr. Emad Rizk as our Chief Executive Officer ("Transformation Office").
.

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

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Net Services Revenues
Net services revenue decreased by $74.9 million, or 82.5%, to $15.8 million for the three months ended September 30, 2015, from $90.7 million for the three months ended September 30, 2014. The decrease was primarily driven by a decline in RCM services revenue of $73.1 million, from $85.7 million in RCM services revenue recognized for the three months ended September 30, 2014 to $12.6 million in RCM services revenue recognized for the three months ended September 30, 2015, primarily driven by a decrease in RCM contractual agreement events.
In addition, other service fee revenues decreased by $1.8 million, to $3.2 million for the three months ended September 30, 2015 from $5.1 million for the three months ended September 30, 2014, primarily driven by a decline in PAS revenue of $1.7 million, due to the negative impact of the "two-midnight rule," a regulatory change in the healthcare industry related to billing classifications for certain hospital patients.
Gross Cash Generated from Customer Contracting Activities (Non-GAAP)
Gross cash generated from customer contracting activity totaled $55.4 million for the three months ended September 30, 2015 compared to $58.9 million for the three months ended September 30, 2014, a decrease of $3.5 million. The decrease in RCM gross cash generated of $1.1 million was primarily due to termination of a RCM customer contract during the three months ended June 30, 2015. In addition, the decrease in other service revenue was primarily a result of a decrease in PAS revenue of $1.7 million due to the negative impact of the "two-midnight rule" and a $0.6 million decrease due to population health services revenue in 2014, which services were not offered on a stand alone basis in 2015.
For an explanation of how we calculate gross cash generated from customer contracting activities, refer to the reconciliation of GAAP and Non-GAAP measures above.
Costs of Services
Costs of services decreased to $45.3 million for the three months ended September 30, 2015, from $45.4 million for the three months ended September 30, 2014.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $4.6 million, or 27.5%, to $21.4 million for the three months ended September 30, 2015, from $16.8 million for the three months ended September 30, 2014. The increase was due to an increase in stock based compensation expense of $5.7 million resulting from an increase in RSAs granted during the three months ended September 30, 2015 and a cash bonus of $1.8 million paid to the 2014 Bonus Plan RSA Grantees. During the third quarter of 2015, the Compensation Committee of the Board approved the grant of cash bonuses to those participants in the Company's 2014 annual cash incentive bonus plan who received all or a portion of their 2014 annual cash incentive award in the form of restricted shares of the Company's common stock

(the "2014 Bonus Plan RSA Grantees"). This increase was offset by a decrease in other expenses of $1.1 million primarily due to continuation of cost reduction initiatives started in prior years.
Net Cash Generated from Customer Contracting Activities (Non-GAAP)
Net cash generated from customer contracting activities totaled $3.7 million for the three months ended September 30, 2015, compared to $3.4 million of cash generated for the three months ended September 30, 2014. This increase of $0.3 million was primarily due to a decrease in gross cash generated offset by a decrease in cost of services. For an explanation of how we calculate net cash generated from customer contracting activities, refer to the Reconciliation of GAAP and Non-GAAP measures above.
Restatement and other
Restatement and other costs decreased by $9.9 million, or 71.4%, to $4.0 million for the three months ended September 30, 2015, from $13.8 million for the three months ended September 30, 2014. The decrease was primarily attributable to a decrease in Restatement-related costs of $6.6 million and $5.0 million in costs associated with our Transformation Office in the three months ended September 30, 2014, offset by $1.4 million in costs related to exploration of potential strategic alternatives and an increase in $0.3 million in reorganization-related costs in the three months ended September 30, 2015.

Income Taxes
Our tax expense decreased by $27.1 million to a tax benefit of $21.8 million for the three months ended September 30, 2015, from an expense of $5.3 million for the three months ended September 30, 2014, primarily due to the reduction in pretax income. Our effective tax rate for the three months ended September 30, 2015 and 2014 was 39.8% and 35.6%, respectively. Our tax rate is affected by changes in state tax rates and discrete items that may occur in any given period but not consistent from year to year. The increase in the effective tax rate for the three months ended September 30, 2015 is primarily attributable to the impact of cumulative adjustments accounted for discretely in the quarter ended September 30, 2015.  The effective tax rate for the three months ended September 30, 2014 was favorably impacted by discrete items in the quarter.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Net Services Revenues
Net services revenue decreased by $113.8 million, or 69.9%, to $48.9 million for the nine months ended September 30, 2015, from $162.7 million for the nine months ended September 30, 2014. The decrease was primarily driven by a decline in RCM services revenue of $105.7 million, from $143.7 million in RCM service revenue recognized for the nine months ended September 30, 2014 to $38.0 million in RCM service revenue recognized for the nine months ended September 30, 2015, primarily driven by a decrease in RCM contractual agreement events.
Other service fees revenues decreased by $8.1 million to $10.9 million for the nine months ended September 30, 2015, from $19.0 million for the nine months ended September 30, 2014, driven primarily by a decline in PAS revenue due to the negative impact of the "two-midnight rule".
Gross Cash Generated from Customer Contracting Activities (Non-GAAP)
Gross cash generated from customer contracting activities totaled $157.5 million for the nine months ended September 30, 2015 compared to $172.9 million for the nine months ended September 30, 2014, a decrease of $15.4 million. The decrease of $5.6 million, from $152.2 million in RCM service revenue recognized for the nine months ended September 30, 2014 to $146.6 million in net service revenue recognized for the nine months ended September 30, 2015, was primarily due to $5.5 million of credits given to customers to potentially expand future profitability opportunities by transitioning off of a legacy pricing model, to resolve a customer issue and to remove the early termination option of a customer contract. Additionally, there was a $7.7 million decrease due to the negative impact of the two-midnight rule on our PAS business and a $1.7 million decrease due to population health services revenue in 2014, which services were not offered on a stand alone basis in 2015. For an explanation of how we calculate gross cash generated from customer contracting activities, refer to the reconciliation of GAAP and Non-GAAP measures above.
Costs of Services
Costs of services decreased by $8.0 million, or 5.8%, to $130.3 million for the nine months ended September 30, 2015, from $138.3 million for the nine months ended September 30, 2014. The decrease in cost of services was primarily attributable to decreased volumes in our PAS business and reduction in our infused management expense due to our initiative to optimize the allocation of resources deployed to our customer sites.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $6.1 million, or 11.4%, to $59.7 million for the nine months ended September 30, 2015, from $53.6 million for the nine months ended September 30, 2014. The increase was due to an increase in stock based compensation expense of $9.5 million resulting from an increase in RSAs granted and a cash bonus of $1.8 million paid to the 2014 Bonus Plan RSA Grantees during the the three months ended September 30, 2015. In addition, an increase of $3.1 million was due to the modification of share based awards granted to a former member of our board of directors and former Chief Executive Officer during the second quarter of 2015. This increase was offset by a decrease in other expenses by $3.4 million primarily due to continuation of cost reduction initiatives started in prior years.
Net Cash Generated from Customer Contracting Activities (Non-GAAP)
Net cash generated from customer contracting activities totaled a use of $0.6 million for the nine months ended September 30, 2015, compared to $1.0 million of cash generated for the nine months ended September 30, 2014. This change of $1.6 million was primarily due to a decrease in gross cash generated offset by a decrease in cost of services. For an explanation of how we calculate net cash generated from customer contracting activities, refer to the Reconciliation of GAAP and Non-GAAP measures above.
Restatement and other
Restatement and other costs decreased by $62.1 million, or 91.4%, to $5.9 million for the nine months ended September 30, 2015, from $67.9 million for the nine months ended September 30, 2014. The decrease was primarily driven by a decrease in Restatement-related costs of $43.1 million, reorganization-related costs of $13.9 million, $6.1 million in costs associated with our Transformation Office and a decrease of $0.3 million in other. This decrease was offset by an increase of $1.4 million in costs related to exploration of potential strategic alternatives.
Income Taxes
Tax benefit increased by $22.3 million to $57.1 million for the nine months ended September 30, 2015, from $34.9 million for the nine months ended September 30, 2014, primarily due to a reduction in pretax income. Our effective tax rate for the nine months ended September 30, 2015 and 2014 was 38.9% and 36.0%, respectively. Our tax rate is affected by discrete items that may occur in any given year, but not consistent from year to year. The increase in the effective tax rate for the nine months ended September 30, 2015 is primarily attributable to the correction of state expense accounted for discretely in the nine-month period ended September 30, 2014.

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
Our cash and cash equivalents were $137.7 million at September 30, 2015 as compared to $145.2 million as of December 31, 2014. Our cash and cash equivalents, at any time, include amounts paid to us in advance by customers for the purpose of reimbursing their revenue cycle operation costs. See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Cash flows from operating, investing and financing activities, as reflected in our condensed consolidated statements of cash flows, are summarized in the following table (in thousands):

	Nine Months Ended
	September 30,
Cash Flows	2015	2014
Net cash provided by (used in):
Operating activities	$6,471	$(31,850)
Investing activities	(18,304)	(3,206)
Financing activities	4,949	(104)
Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2015 totaled $6.5 million, as compared to cash used of $31.9 million for the nine months ended September 30, 2014. The increase in cash provided by operating activities of $38.3 million was primarily attributable to the increase in customer liabilities of $135.1 million offset by the $27.7 million increase in net loss for the nine months ended September 30, 2015.
Investing Activities
Cash used in investing activities increased by $15.1 million, from $3.2 million for the nine months ended September 30, 2014 to $18.3 million for the nine months ended September 30, 2015. Cash used in investing activities for the nine months ended September 30, 2015 was primarily attributable to the purchase of computer hardware and software and to additional leasehold improvements related to the build out of a new shared service center to support the growth of our business.
Financing Activities
Cash provided by financing activities increased to $4.9 million for the nine months ended September 30, 2015, primarily due to the expiration and non-renewal of our line of credit on February 15, 2015. As a result of such expiration, the $5.0 million demand deposit that secured our line of credit was reclassified from restricted cash into cash and cash equivalents at March 31, 2015. This increase was also due to stock option exercises of $1.3 million, offset by an increase in purchases of treasury shares of $1.1 million.
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

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in the exchange rate between the U.S. dollar and the Indian rupee because a portion of our operating expenses are incurred by our subsidiary in India and are denominated in Indian rupees. However, we do not generate any revenues outside of the United States. For the nine months ended September 30, 2015 and 2014, 4.7% and 4.1%, respectively, of our expenses were denominated in Indian rupees. As a result, we believe that the risk of a significant impact on our operating income from foreign currency exchange rate fluctuations is not substantial.

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
In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on our identification of material weaknesses in internal control over financial reporting described in “Item 9A - Control and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (which was filed on June 23, 2015), or the 2014 10-K, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective.
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
While our remediation efforts continue, we have relied on and will continue to rely on extensive, temporary manual procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by an effective internal control environment. These procedures include, but are not limited to hiring additional resources and retaining outside consultants with relevant accounting experience, skills and knowledge, working under our supervision and direction to assist with accounting functions and the financial statement preparation process for 2015.
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

•	completed the implementation of a more robust contract governance structure to assure appropriate administration, compliance and accounting treatment for new or amended contract terms;

•	established a contracting boundaries protocol to clarify the delegation of contracting authority to personnel involved in establishing customer contract terms;

•	established a formal delegation of authority from the Board of Directors to management with further delegation to accountable personnel;

•	expanded the use of our financial reporting systems to facilitate more robust analysis of operating performance, budgeting and forecasting;

•	strengthened our current disclosure committee with formalized processes to enhance the transparency of our external financial reporting;

•	restructured key revenue, cost and related reimbursement accounting policies and processes; and

•	executed our financial account closing and the financial statement preparation process in a timely and accurate manner.
Our management believes that meaningful progress has been made against remaining remediation efforts; although timetables vary, management regards successful completion as an important priority. Remaining remediation activities include:

•	establishing additional programs to provide appropriate accounting and controls training to financial, operations and sales staff and corporate executives on an ongoing basis; and

•	continue executing our Sarbanes-Oxley compliance procedures.
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
On July 11, 2013, the Court of Chancery of the State of Delaware granted the Company's motion to stay Doyle v. Tolan et al., in favor of the action pending in the U.S. District Court for the Northern District of Illinois. On September 24, 2013, the U.S. District Court for the Northern District of Illinois granted the Company's motion to dismiss without prejudice, giving plaintiffs in that case leave to file an amended consolidated complaint, which plaintiffs filed on October 22, 2013, amending their complaint to also include allegations with respect to the Restatement. On February 25, 2015, the Company entered a settlement agreement with plaintiffs in all of these suits that would resolve the derivative actions, on the basis of certain governance reforms already implemented and payment of attorneys' fees in the amount of $0.6 million. On July 23, 2015, the U.S. District Court for the Northern District of Illinois granted final approval of the settlement agreement. The Delaware and Cook County derivative suits are within the scope of the settlement approved by the federal district court and were dismissed on August 12, 2015 and August 17, 2015, respectively
On May 17, 2013, the Company, along with certain of its directors, former directors and former officers, was named as a defendant in a putative securities class action lawsuit filed in the U.S. District Court for the Northern District of Illinois (Hughes v. Accretive Health, Inc. et al.). The primary allegations, relating to its March 8, 2013 announcement that the Company would be restating its prior period financial statements, are that its public statements, including filings with the SEC, were false and/or misleading with respect to its revenue recognition and earnings prospects. On November 27, 2013, plaintiffs voluntarily dismissed the Company’s directors and former directors (other than Mary Tolan). On January 31, 2014, the Company filed a motion to dismiss the complaint. On September 25, 2014, the Court granted the Company motion to dismiss without prejudice, however the plaintiffs filed a second amended complaint on October 23, 2014. On November 10, 2014, the Company filed a motion to dismiss the second amended complaint. While that motion was still pending, on January 8, 2015, plaintiffs filed a motion to amend the second amended complaint, seeking to add allegations regarding the recently issued Restatement. On April 22, 2015, the court granted plaintiffs’ motion to amend, and a third amended complaint was filed on May 13, 2015. The Company moved to dismiss the third amended complaint on June 3, 2015. That motion is fully briefed and awaiting decision. The Company continues to believe it has meritorious defenses and intends to vigorously defend itself, Mary Tolan, and its former officers against these claims. The outcome is not presently determinable.
The SEC’s Division of Enforcement in the Chicago Regional Office is also conducting an investigation regarding the circumstances surrounding the Restatement. The Company is fully cooperating with the investigation.
On February 11, 2014, the Company was named as a defendant in a putative class action lawsuit filed in the U.S. District Court for the Southern District of Alabama (Church v. Accretive Health, Inc.). The primary allegation is that the Company attempted to collect debts without providing the notice required by the Fair Debt Collections Practice Act, or the FDCPA. The Company believes that it has meritorious defenses and intends to vigorously defend itself against these claims. The Company’s summary-judgment motion is now fully briefed and pending before the Court. Class-certification proceedings have been deferred until that summary-judgment motion has been resolved. The outcome is not presently determinable.
On July 22, 2014, the Company was named as a defendant in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Michigan (Anger v. Accretive Health, Inc.). The primary allegations are that the Company attempted to collect debts without providing the notice required by the FDCPA and Michigan Fair Debt Collection Practices Act and failed to abide by the terms of an agreed payment plan in violation of those same statutes. On August 27, 2015, the Court granted in part and denied in part the Company’s motion to dismiss. A scheduling conference was held on October 26, 2015, and the Company expects discovery to be underway shortly. The Company believes that it has meritorious defenses and intends to vigorously defend itself against these claims. The outcome is not presently determinable.
On February 6, 2015, the Company was named as a defendant in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Michigan (Cassale v. Accretive Health, Inc.). The primary allegations were that the Company attempted to collect debts without complying with the provisions of the FDCPA. The case was settled in April 2015.
On February 24, 2015 (amended Feb. 25, 2015), the Plaintiff in the Church action (above) filed a motion with the Joint Panel for Multidistrict Litigation to transfer and consolidate the Church, Anger and Cassale actions for pretrial purposes in the Southern District of Alabama where the Church case is currently pending.  That motion was withdrawn in May 2015.
In April 2015, the Company was named among other defendants in an employment action brought by Jennifer Worthy, a former employee, before the Maine Human Rights Commission, or the MHRC, alleging that she was improperly terminated in retaliation for uncovering alleged Medicare fraud.  The Company filed its response with the MHRC on May 19, 2015 seeking that the Company be dismissed entirely from the action.  On June 23, 2015, the MHRC issued its Notice of Right to Sue and decision to terminate its process with respect to all charges asserted by Ms. Worthy. On January 12, 2015, Plaintiff Worthy filed a Second Amended Complaint (Filed under Seal), a qui tam False Claims Act case in the United States District Court in Maine (Worthy v. Eastern Maine Healthcare Systems) in which she makes the same allegations.  The U.S. Department of Justice declined to intervene in the federal court action, and the case was unsealed in April 2015 but process has not been served on any defendant. The Company believes that it has meritorious defenses to both the potential employment law action for which the MHRC has granted the Notice of Right to Sue letter and the federal qui tam case, and intends to vigorously defend itself against these claims. The outcomes are not presently determinable.
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
In July 2015, we received an unsolicited letter from Ascension Health, whose affiliated hospital systems represent approximately 50% of our total gross cash generated from contracting activities for the year ended December 31, 2014, stating that Ascension Health did not anticipate entering into a new Master Professional Services Agreement with us when the current agreement expires in 2017, but that it was open to discussing a potential transaction under which our company would be taken private by Ascension Health (alone or with co-investment partners of its choosing) and remain a standalone, for profit company servicing RCM customers. In that regard, Ascension Health provided a preliminary per share value range of our company, with the midpoint of the range being approximately 50% of our market value at the closing stock price on July 16, 2015. In response to the letter from Ascension Health, in July 2015, our board of directors, or our Board, commenced a review of strategic alternatives in order to enhance stockholder value. The strategic review process, as well as unsolicited offers from Ascension and others, could expose us to a number of risks, including fluctuations in our stock price in response to developments or speculation regarding any developments related to the review of strategic alternatives and/or expressed interests; distraction of management; difficulties in hiring, retaining and motivating key personnel as a result of uncertainty generated by the strategic review and/or expressed interests or any related developments; difficulties in initiating, expanding and maintaining relationships or arrangements with customers, suppliers and other third parties; substantial increases in general and administrative expenses associated with the need to retain and compensate legal, financial, and other advisors as a result of the strategic review and/or expressed interests; and litigation in connection with the strategic review and/or expressed interests or any related developments or actions. There can be no assurance that the strategic review and/or expressed interests will result in consummation of any transaction. The occurrence of any one or more of the above risks could result in a valuation allowance against our deferred tax assets or otherwise have an adverse impact on our business, stock price, financial results, liquidity, and financial condition.

We may not be able to achieve or maintain profitability.
We incurred net losses in 2014, 2012, 2011 and 2010. We expect to report additional quarterly and annual losses in future periods, in accordance with GAAP. We incurred significant expenses during 2013 and 2012 related to, among other things, legal defense, crisis management costs, and stranded personnel costs arising from the lawsuit filed in January 2012 by the Minnesota Attorney General that is described in “Part II - Item 1 - Legal Proceedings” and that we settled in 2012. We incurred significant costs for the Restatement, restructuring activities and legal proceedings during 2014 and 2013 and are likely to continue to incur additional costs in connection with those matters, as well as in connection with our review of strategic alternatives, in 2015. Further, we anticipate continuing to incur significant additional costs for technology to improve the quality and reliability of the processes used to secure patient health information. We intend to continue to increase our operating expenses associated with sales and marketing in future years in an effort to expand our business. If our revenue does not increase to offset these increases in costs, our operating results would be adversely affected. You should not consider our historical operating results as indicative of future operating results, and we cannot assure you that we will be able to achieve or maintain profitability in the future. Each of the risks described in this “Risk Factors” section, as well as other factors, may adversely affect our future operating results.
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
Hospital systems affiliated with Ascension Health have accounted for a significant portion of our net services revenue each year since our formation. In 2014, 2013 and 2012, net services revenue from hospitals affiliated with Ascension Health represented 12%, 73% and 5% of our total net services revenue, respectively, in such periods. Additionally, in 2014, 2013 and 2012, gross cash generated from customer contracting activities, as defined in "Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, with hospital systems affiliated with Ascension Health represented 53%, 42% and 47%, respectively, of our total gross cash generated from contracting activities in such periods. St. John Health (an affiliate of Ascension Health ) individually accounted for 12%, 28% and 1% of our total net services revenue and 12%, 7% and 10% of our gross cash generated from contracting activities in 2014, 2013 and 2012, respectively. Additionally, in 2014, Columbia St. Mary's and Sacred Heart (also affiliates of Ascension Health) individually accounted for 0% and 12% of our total net services revenue and 10% and 1% of our gross cash generated from contracting activities, respectively.
In light of the fact that we only recognize revenues for our RCM services upon the expiration or termination of the underlying RCM customer contract, or upon other defined events in accordance with our revenue recognition policies, we believe that gross cash generated from contracting activities is a more meaningful measure of our significant customers in any given period than their respective contributions to consolidated revenue during such period. Our revenue recognition policies can result in cash flow accumulations from RCM activities over three to five years prior to a revenue recognition event, and consolidated net revenues that are inconsistent with the cash flows from the same underlying operations. We do not believe that the loss of any of our other customers that accounted for greater than ten percent of our consolidated revenues in 2014, 2013 and 2012 would have a material adverse effect on our operations or financial results. Any of our other customers, including hospital systems affiliated with Ascension Health, can elect not to renew their managed services agreements with us upon expiration. We intend to seek renewal of all managed service agreements with our customers, but cannot assure you that any of them will be renewed or that the terms upon which they may be renewed will be as favorable to us as the terms of the initial managed services agreements. Ascension Health notified us in July 2015 that it does not anticipate entering into a new MPSA when the current agreement expires in 2017. The termination of the MPSA (including as a result of non-renewal), the loss of any of our other large customers or their failure to renew their managed services agreements with us upon expiration, or a reduction in the fees for our services for these customers could result in a valuation allowance against our deferred tax assets or otherwise have a material adverse effect on our business, results of operations and financial condition.
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
Unregistered Sale of Equity Securities
We granted options to purchase an aggregate of 128,458 shares of our common stock with exercise prices ranging from $2.39 to $5.45 per share, and we issued 4,553,429 shares of restricted stock during the three months ended September 30, 2015 to employees and directors pursuant to our 2010 Stock Incentive Plan and/or in reliance upon the exemption from the registration requirements of the Securities Act of 1933, or Securities Act, provided by Section 4(a)(2) of the Securities Act as sales by an issuer not involving any public offering, as set forth in the tables below. No underwriters were involved in the foregoing transactions. All of such unregistered shares of common stock are deemed restricted securities for purposes of the Securities Act. No such options have been exercised.

The following table sets forth the dates on which such options were granted and the number of shares of common stock subject to such options, the exercise price and the number of employees and directors granted options on each date from July 1, 2015 through September 30, 2015:

Date of Grant	Common Stock Subject to Options Granted	Exercise Price	Number of Employees and Directors Granted Options
7/1/2015	22,900	$5.45	4
7/2/2015	5,558	$5.40	1
7/23/2015	100,000	$2.39	1
	128,458

The following table sets forth the dates on which such shares of restricted stock were granted and the number of shares of restricted stock and the number of employees and directors granted restricted stock on each date from July 1, 2015 through September 30, 2015:

Date of Grant	Number of Restricted Common Stock Granted	Number of Employees and Directors Granted Restricted Stock
7/9/2015	1,825,946	175
7/23/2015	345,063	4
8/17/2015	2,382,420	7
	4,553,429

Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated (in thousands, except share and per share data):

Period	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (2)
July 1, 2015 through July 31, 2015	227,873	$5.34	—	$50,000
August 1, 2015 through August 31, 2015	38,886	$2.70	—	$50,000
September 1, 2015 through September 30, 2015	21,731	$2.73	—	$50,000

(1)
Repurchases of our common stock related to employees’ tax withholding upon vesting of RSAs. See Note 7, Share-Based Compensation, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2)
On November 13, 2013, our board of directors announced that it authorized, subject to the completion of the Restatement, the repurchase of up to $50.0 million of our common stock from time to time in the open market or in privately negotiated transactions, or the 2013 Repurchase Program. The timing and amount of any shares repurchased under the 2013 Repurchase Program will be determined by our management based on its evaluation of market conditions and other factors. The 2013 Repurchase Program may be suspended or discontinued at any time. We currently intend to fund any repurchases from cash on hand. We did not repurchase any shares of common stock under the 2013 Repurchase Program during the quarter ended September 30, 2015.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
3.1
Certificate of Amendment and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34746) filed on August 20, 2015)

3.2	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-34746) filed on August 20, 2015)
10.1	Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34746) filed on August 20, 2015)
10.2	Retention Bonus and Enhanced Severance Agreement, dated August 12, 2015, between Registrant and Emad Rizk
10.3	Amendment to Retention and Severance Bonus Agreement, dated October 19, 2015, between Registrant and Emad Rizk
10.4	Retention Bonus and Enhanced Severance Agreement, dated August 12, 2015, between Registrant and Peter Csapo
10.5	Retention Bonus and Enhanced Severance Agreement, dated August 12, 2015, between Registrant and Joseph Flanagan
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 9, 2015	ACCRETIVE HEALTH, INC
(Registrant)

	By:	/s/ Emad Rizk
Emad Rizk
President and Chief Executive Officer

	By:	/s/ Peter P. Csapo
Peter P. Csapo
Chief Financial Officer and Treasurer