Form 10-K
period 2015-12-31
Accretive Health, Inc.
filed 2016-03-10
CIK 1472595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2015: $480,464,667

As of March 4, 2016, the registrant had 110,638,385 shares of common stock, par value $0.01 per share, outstanding.

ACCRETIVE HEALTH, INC.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the federal securities laws, that involve substantial risks and uncertainties. You should not place undue reliance on these statements. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words "anticipate", "believe", "estimate", "expect", "intend", "may", "plan", "predict", "project", "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

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
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report, particularly in "Part I - Item 1A - Risk Factors," that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
You should read this Annual Report and the documents that we have filed as exhibits to the Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Unless the context indicates otherwise, references in this Annual Report to "Accretive Health," "Accretive," the "company," "we," "our" and "us" mean Accretive Health, Inc. and its subsidiaries.

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
Our primary service offering consists of revenue cycle management, or RCM, which helps healthcare providers to more efficiently manage their revenue cycles. This encompasses patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections from patients and payers. We assist our RCM customers in increasing the portion of the maximum potential services revenue they receive while simultaneously reducing their revenue cycle operating costs. Together, these benefits can generate significant and sustainable improvements in operating margins and cash flows for our customers. Our management and staff supplement our customers’ existing RCM process and staff, and help operate our customers’ processes. We educate and empower our customers’ employees so that over time we can jointly deliver improved results using the proprietary technology included in our applications. Once implemented, our technology applications, processes and services are deeply embedded in our customers’ day-to-day operations. We believe this service offering is adaptable to meet an evolving healthcare regulatory environment, technology standards and market trends. Importantly, our RCM agreements typically provide that we and our customers share in the benefits that are derived on behalf of our customers, particularly revenue increases and, in most cases, cost savings resulting from the application of our solutions. We believe that this sharing of benefits aligns our objectives and interests with those of our customers (including patient satisfaction).
Our physician advisory services, or PAS, offering, which we incorporated into our RCM offering in the third quarter of 2014, assists hospitals in complying with payer requirements regarding whether to classify a hospital visit as an in-patient or an out-patient observation case for billing purposes. This offering consists of both concurrent review and retrospective chart audits to help our customers achieve compliant and accurate billing. We also provide customers with retrospective appeal management service support for both governmental and commercial payers. Our physicians conduct detailed retrospective reviews of medical records to identify medical necessity for hospital services and the required documentation to appropriately support an appeal. We employ trained physicians to deliver these services.
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

We develop and refine our offerings based in part on information, processes and management experience garnered through working with some of the largest and most prestigious hospitals and healthcare systems in the United States, as well as in anticipation of regulatory and market changes that impact our customers. Our customers typically are single or multi-hospital healthcare systems, including faith-based healthcare systems, community healthcare systems, academic medical centers and their respective affiliated ambulatory clinics and physician practice groups, certain of which have common affiliations to larger umbrella healthcare organizations that are also parties to our customer contracts with their respective affiliates. We have developed strategic, long-term relationships with our customers and focus on providers that we believe understand the value of our operating model and have demonstrated success in operational outcomes.
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
To implement our integrated solution, we supplement each customer’s existing RCM process and staff with our qualified, experienced RCM specialists, leaders and staff and connect our proprietary technology and analytical applications to each customer’s existing technology systems. Our employees have significant experience in healthcare management, revenue cycle operations, technology, quality control and other management disciplines. Our solution is adapted to the hospital’s organizational structure to minimize disruption to existing operation and staff. We seek to integrate our technology, personnel, our accumulated body of knowledge and our culture within each customer’s revenue cycle activities, with the expectation that we will enjoy a long-term collaborative relationship with each customer. We deliver technology and operational support in the form of both on-site management and centralized staffing to deliver improved efficiency and quality across all RCM functions.
Our RCM agreements generally provide us with the opportunity to earn two types of performance-based fees associated with achieved efficiencies and improvements in our customer’s revenue cycle processes: net operating fees and incentive fees. We have modified a portion of, and continue to attempt to modify, our RCM agreements to eliminate the gross base fees along with our financial obligation to pay our customers' revenue cycle operation expenses.
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
We seek to improve our customers’ processes using a variety of techniques including:

•
Gathering Complete Patient and Payer Information. We focus on gathering complete patient information and validating insurance eligibility and benefits so patient care services can be recorded and billed to the appropriate parties. For scheduled healthcare services, we educate patients as to their potential financial responsibilities before receiving care. Through our systems, we maintain an automated electronic scorecard which measures the efficiency of up-front data capture, authorization, billing and collections throughout the life cycle of any given patient account. These scorecards are analyzed in the aggregate, and the results are used to help improve work flow processes and operational decisions for our customers.

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

•
Employing Proprietary Technology and Algorithms. We employ a variety of proprietary data analytics and algorithms. For example, we identify patient accounts with financial risk by applying proprietary analysis techniques to the data we have collected. Our systems are designed to streamline work processes through the use of proprietary algorithms that focus revenue cycle staff effort on those accounts deemed to have the greatest potential for improving net revenue yield or charge capture. We adjust our proprietary predictive algorithms to reflect changes in payer and patient behavior based upon the knowledge we obtain from our entire customer base. As new customers are added and payer and patient behavior changes, the information we use to create our algorithms expands, increasing the accuracy, reliability and value of such algorithms.

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
We believe that these techniques are enhanced by our proprietary and integrated technology, management experience and well-developed processes. Our proprietary technology applications include workflow automation and direct payer connection capabilities that enable revenue cycle staff to focus on problem accounts rather than on manual tasks, such as searching payer websites for insurance and benefits verification for all patients. We employ technology that identifies and isolates specific cases requiring review or action, using the same interface for all users, to automate a host of tasks that otherwise can consume a significant amount of staff time. Our proprietary technology enhances the ability of our customers' revenue cycle staff to improve their interaction with patients. We use real-time feedback from our customers to improve the functionality and performance of our technology and processes and incorporate these improvements into our service offerings on a regular basis. We strive to apply operational excellence throughout our customers' entire revenue cycle.
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
Business Update
In December 2015, we announced a long-term strategic partnership with Ascension Health Alliance, the parent of our largest customer and the nation’s largest Catholic and non-profit health system, and TowerBrook Capital Partners, or TowerBrook, an investment management firm, which transaction was completed on February 16, 2016. As part of the transaction, we amended and restated our Master Professional Services Agreement, or A&R MPSA, with Ascension Health, or Ascension, effective February 16, 2016 with a term of ten years. Pursuant to the A&R MPSA and with certain limited exceptions, we will become the exclusive provider of revenue cycle management services and PAS with respect to acute care services provided by the hospitals affiliated with Ascension that execute supplement agreements with us. In addition, at the close of the transaction, we issued to TCP-ASC ACHI Series LLLP, a limited liability limited partnership jointly owned by Ascension Health Alliance and investment funds affiliated with TowerBrook, or the Investor: (i) 200,000 shares of our 8.00% Series A Convertible

Preferred Stock, par value $0.01 per share, or the Series A Preferred Stock, for an aggregate price of $200 million and (ii) a warrant with a term of ten years to acquire up to 60 million shares of our common stock, par value $0.01 per share, or common stock, at an exercise price of $3.50 per share, on the terms and subject to the conditions set forth in the Warrant Agreement, or the Warrant. The Series A Preferred Stock is immediately convertible into shares of common stock. We refer herein to the foregoing transactions consummated on February 16, 2016 with the Investor and Ascension as the "Transactions".
We expect this long-term strategic partnership to expand our relationship with Ascension, grow our overall business, and improve our ability to win customers outside of the Ascension hospital base. Under the A&R MPSA, our RCM services for both Ascension hospitals that we currently service and Ascension hospitals that we intend to service will be transitioning to an outsourced business model, whereby a significant number of Ascension's revenue cycle employees will become our employees as we begin implementing the A&R MPSA and providing our services to Ascension hospitals over a three year period. As a result of the implementation of an outsourced business model in connection with the A&R MPSA, we expect to expand our operations in the United States and off shore and intend to invest in technology, facilities and talent to support our anticipated growth. Such outsourced business model will require the transition of the non-payroll related expenses supporting Ascension's revenue cycle operations to direct expenses of Accretive. These transitioned non-payroll expenses have historically been managed by our infused management staff but remained on the hospitals’ financial records. This new in-house capability of managing these non-payroll related expenses will allow us to pursue new business opportunities which require an outsourced business model. We believe the ten year term of the A&R MPSA, together with the significant investment in Accretive by Ascension, our largest customer, will provide our business with stability and growth. In addition, our management team will benefit from the oversight provided by having TowerBrook involved as a strategic investor.
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
In general, our RCM agreements provide that:

•	we are required to staff a sufficient number of our own employees on each customer’s premises and provide the technology necessary to implement and manage our services;

•	our management and staff work cooperatively with our customers’ management and staff to achieve mutually specified objectives;

•	we earn performance-based fees that are tied to the achievement of financial benchmarks related to increases in customer revenues and/or reductions in operating costs;

•	the parties provide representations and indemnities to each other; and

•	in the event of a material breach, the non-breaching party may terminate the agreement if such breach is not cured.
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
We devote substantial resources to our development efforts and plan at an annual, bi-annual and quarterly release level. We employ a structured system to assess the impact that potential new technologies or enhancements will have on net services revenue, costs, efficiency and customer satisfaction. The results of this analysis are evaluated in conjunction with our overall corporate goals when making development decisions. In addition to our technology development team, our operations personnel play an integral role in setting technology priorities in support of their objective of keeping our software operating 24 hours a day, seven days a week.
Technology Operations and Security
Our applications are hosted in data centers located in Alpharetta, Georgia; Philadelphia, Pennsylvania; and Salt Lake City, Utah and our internal financial application suite is hosted in a data center in Minneapolis, Minnesota. These data centers are operated for us by third parties and are compliant with the Statement on Standards for Attestation Engagements, or SSAE, No. 16, Reporting on Controls at a Service Organization (Service Organization Controls 1). Our development, testing and quality assurance environments are operated from the third-party data centers in Alpharetta, Georgia and Philadelphia, Pennsylvania, with a separate server room in our Chicago, Illinois office. We have agreements with our hardware and system software suppliers for support 24 hours a day, seven days a week. Our operations personnel also use our resources located in our other U.S. facilities, as well as our India facilities.
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
When these interfaces are in place, we provide an application suite across the hospital revenue cycle. For our purposes, the revenue cycle starts when a patient registers for future service or arrives at a hospital or clinic for unscheduled service, and ends when the hospital has collected all the appropriate revenue from all possible sources. Thus, we provide eligibility, address validation, skip tracing, charge capture, patient and payer follow-up, analytics and tracking, charge master management, contract modeling, contract "what if" analysis, collections and other functions throughout the customer’s revenue cycle. Since our databases run on generally available hardware and software, we are able to use standard applications to develop, maintain and monitor our solutions. Databases for one or more customers can run on a single database server with disk storage being provided from a shared storage area network, or SAN, with physical separation maintained between customers. In the event of a server failure, we have maintenance contracts in place that require the service provider to have the server back on-line in four hours or less, or we move the customer processing to alternate servers. Our databases and servers are backed-up in full on a weekly basis and undergo incremental back-ups nightly. The SAN is configured as a redundant array of inexpensive disks, or RAID, which protects against disk failures having an impact on our operations. Database log files are stored separately from database files to reduce incidents of data loss. Data and information regarding our customers' patients is encrypted when at rest, when transmitted over the internet and when traveling off-site on portable media such as laptops or backup tapes.
In the event that a combination of events causes a system failure, we typically can isolate the failure to one or a small number of customers. We believe that no combination of failures by our systems can impact a customer’s ability to deliver patient care.
Our third-party data centers are designed to withstand many catastrophic events such as blizzards and hurricanes. To protect against a catastrophic event in which our primary data center is completely destroyed and service cannot be restored within a few days, we store backups of our systems and databases off-site. In the event that we are required to move operations to a different data center, we would re-establish operations by provisioning new servers, restoring data from the off-site backups and re-establishing connectivity with our customers’ host systems. Because our systems are web-based, no changes would need to be made on customer workstations, and customers would be able to reconnect as our systems became available again.
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
We dedicate significant resources to protecting our customers’ confidential and protected health information, or PHI. Our security strategy employs various practices and technologies to control, audit and protect access to sensitive information. We received, and have maintained since January 2013, a certification status from the Health Information Trust Alliance, or HITRUST. HITRUST is a healthcare industry group focused on identifying a prescriptive set of information technology controls that are based on standards and regulations relevant to the healthcare industry. HITRUST certification is aligned with ISO 27001 and ISO 27002. Our HITRUST certification validates our continued commitment to compliance with the Health Insurance Portability and Accountability Act of 1996, as amended, and the regulations that have been issued under it, such as the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, or HITECH, and OMNIBUS regulations, which we collectively refer to as HIPAA, and to various states’ security and privacy laws regarding the creation, access, storage or exchange of personal health and financial information. Our HITRUST certification status also signifies that we exhibit and are able to maintain high security standards for the management and protection of electronic PHI.
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

•
"AHtoAccess" powers workflow in customer central business offices and at our scaled shared service centers for pre-registration, financial clearance, and financial counseling. The platform processes patient accounts through proprietary rules engines tuned to identify defects in demographic data, authorization processes, insurance benefits and eligibility and medical necessity. Our rules engines in AHtoAccess are also used to calculate patient balance estimations and prior balance accounts receivables. For the uninsured, the platform helps staff triage patients to find coverage for their visit. Our technology enables staff to work on an exception basis eliminating the need for manual intervention on accounts with no exceptions identified.

•
"AHtoLink" delivers all of the insight and defect detection capabilities of our proprietary rules engines in real-time to point of service emergency department and registration areas within the hospitals and clinics. When defects or inconsistent data are detected in the data entry or registration process, users receive targeted messages alerting them to resolve the issue while the patient is still in front of them.

•
"AHtoContact," our patient contact application, provides the workflow and data for patient contact center representatives. It enables effective financial discussions with patients on outstanding balances. The platform is integrated in to our call center, call-routing, auto-dialer capabilities and facilitates improved outcomes through propriety process and technology approaches.

•
"AHtoContract," our proprietary contract modeling platform, is used to accurately calculate the maximum allowed reimbursement for each claim based upon models of the hospital’s contract with each payer. This platform is used to provide insight into the health of payer contracts and to power portions of the workflow tools described above.

•
"AHtoAnalytics", our web-based reporting and analytics platform, produces over 300 proprietary reports derived from the financial, process and productivity data that we accumulate as a result of our services, which enable us to monitor and identify areas for improvement in the efficacy of our revenue cycle management services.

•
"AHtoDecision", for which implementations began in January 2016, classifies defects in a proprietary nomenclature and distributes data to back end teams for follow up and resolution according to shared standard operating processes. Defects will be identified and noted on accounts as they occur. The platform, along with our "Yield-Based Follow Up" application, is designed to power customer patient financial services departments and our shared services.

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
Value-Based Reimbursement. Our proprietary technology within our value-based reimbursement, or VBR, capability includes a secure web-based workflow application that is designed to enable patient engagement staff, revenue cycle analysts, and physician/hospital care teams to monitor and manage gaps identified by our proprietary rules engines. Our Quality, Revenue, and Measurement Coding rules engines represent a foundational framework which leverages a central data warehouse of aggregated data from disparate sources. Gaps stemming from these rules engines are presented in a prioritized and user-friendly manner through workflow applications that drive operational follow up and management. Our web-based application is divided across Patient Outreach, Point of Care and Reconciliation interfaces to allow for targeted resolution within operational support models across the revenue cycle. Patient Outreach leverages an auto dialer and prioritized work list to enable both proactive and reactive engagement with patients who are unscheduled, scheduled, or discharged. The Point of Care interface and report capabilities will provide actionable insights to help physicians achieve outcomes defined in value-based contracts. The Reconcile & Analyze tool allows for reporting, analysis and resolution of revenue gaps across the revenue cycle continuum. All three interfaces are supported by dashboards and analytics which enable integrated reporting and root cause analysis.

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
We also believe that the following aspects of our business model differentiate us from our competitors:

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
We believe that we compete effectively based upon all of these criteria, although our ability to acquire new customers has been and may continue to be adversely effected by unfavorable publicity arising from the lawsuit with the Minnesota Attorney General that was settled in July 2012 and our restatement of our previously issued consolidated financial statements, or the Restatement.
While we do not believe any single competitor delivers services in the same integrated manner as our revenue cycle management offering provides, we face competition from various sources. The internal RCM staffs of hospitals, which historically have performed the functions addressed by our services, compete with us. Hospitals that previously have made investments in internally developed solutions sometimes choose to continue to rely on their own internal RCM staff.
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
Government Regulation of Health Information
Privacy and Security Regulations. HIPAA contains substantial restrictions and requirements with respect to the use and disclosure of an individual's PHI. HIPAA prohibits a covered entity from using or disclosing an individual’s PHI unless the use or disclosure is authorized by the individual or is specifically required or permitted under HIPAA. Under HIPAA, covered entities must establish administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic PHI maintained or transmitted by them or by others on their behalf.
HIPAA applies to covered entities such as healthcare providers that engage in HIPAA-defined standard electronic transactions, health plans and healthcare clearinghouses. In February 2009, HIPAA was amended by the HITECH Act to impose certain of the HIPAA privacy and security requirements directly upon "business associates" that perform functions on behalf of, or provide services to, certain covered entities. Most of our customers are covered entities and we are a business associate to many such customers under HIPAA as a result of our contractual obligations to perform certain functions on behalf of, and provide certain services to, those customers. As a business associate, we sometimes also act as a clearinghouse in performing certain functions for our customers. In order to provide customers with services that involve the use or disclosure of PHI, HIPAA requires our customers to enter into business associate agreements with us.
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
Transaction Requirements. In addition to privacy and security requirements, HIPAA also requires that certain electronic transactions related to healthcare billing be conducted using prescribed electronic formats. For example, claims for reimbursement that are transmitted electronically to payers must comply with specific formatting standards, and these standards apply whether the payer is a government or a private entity. We are contractually required to structure and provide our services in a way that supports our customers’ HIPAA compliance obligations. On October 1, 2015, the International Classification of Diseases 9, or ICD-9, which was used to report medical diagnoses and in-patient procedures was replaced by International Classification of Diseases 10, or ICD-10. ICD-10 affects coding for all covered entities, is significantly more complex than ICD-9, and has required system and business changes throughout the healthcare industry. We are working collaboratively with our customers to implement the new code sets.
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
Other Requirements. In addition to HIPAA, numerous other state and federal laws govern the collection, dissemination, use, access to and confidentiality of individually identifiable health and other information and healthcare provider information. The FTC has issued guidance for, and several states have issued or are considering new regulations to require, holders of certain types of personally identifiable information to implement formal policies and programs to prevent, detect and mitigate the risk of identity theft and other unauthorized access to or use of such information. Further, federal and state legislation has been proposed, and through rule making or executive action, several states have taken action, to restrict or discourage the disclosure of medical or other personally identifiable information to individuals or entities located outside of the United States.
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
In particular, the federal FCA prohibits a person from knowingly presenting or causing to be presented a civil false or fraudulent claim for payment or approval by an officer, employee or agent of the United States. The FCA also prohibits a person from knowingly making, using, or causing to be made or used a false record or statement material to such a claim. The FCA was amended on May 20, 2009 by the Fraud Enforcement and Recovery Act of 2009, or FERA. Following the FERA amendments, the FCA’s "reverse false claim" provision also creates liability for persons who knowingly conceal an overpayment of government money or knowingly and improperly retain an overpayment of government funds. In addition, ACA requires providers to report and return overpayments and to explain the reason for the overpayment in writing within 60 days of the date on which the overpayment is identified, and the failure to do so is punishable under the FCA. Violations of the FCA may result in treble damages, significant monetary penalties, and other collateral consequences including, potentially, exclusion from participation in federally funded healthcare programs. The scope and implications of the FCA amendments have yet to be fully determined or adjudicated and as a result it is difficult to predict how future enforcement initiatives may impact our business.
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
Emergency Medical Treatment and Active Labor Act
The federal Emergency Medical Treatment and Active Labor Act, or EMTALA, was adopted by the U.S. Congress in response to reports of a widespread hospital emergency room practice of "patient dumping." At the time of EMTALA’s enactment, patient dumping was considered to have occurred when a hospital capable of providing the needed care sent a patient to another facility or simply turned the patient away based on such patient’s inability to pay for his or her care. EMTALA imposes requirements as to the care that must be provided to anyone who seeks care at facilities providing emergency medical services. In addition, CMS of the U.S. Department of Health and Human Services has issued final regulations clarifying those areas within a hospital system that must provide emergency treatment, procedures to meet on-call requirements, as well as other requirements under EMTALA. Sanctions for failing to fulfill these requirements include exclusion from participation in the Medicare and Medicaid programs and civil monetary penalties. In addition, the law creates private civil remedies that enable an individual who suffers personal harm as a direct result of a violation of the law to sue the offending hospital for damages and equitable relief. A hospital that suffers a financial loss as a direct result of another participating hospital’s violation of the law also has a similar right.
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
We have been issued three U.S. patents, which expire in 2028, 2030 and 2031, and have filed seven additional U.S. patent applications aimed at protecting the four domains of our AHtoAccess software suite: patient access, improving maximum potential reimbursement, follow-up and measurement. See "Business – Technology – Proprietary Software Suites" for more information. Legal standards relating to the validity, enforceability and scope of protection of patents can be uncertain. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Our patent applications may not result in the grant of patents with the scope of the claims that we seek, if at all, or the scope of the granted claims may not be sufficiently broad to protect our products and technology. Our three granted patents or any patents that may be granted in the future from pending or future applications may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. Third parties may develop technologies that are similar or superior to our proprietary technologies, duplicate or otherwise obtain and use our proprietary technologies or design around patents owned or licensed by us. If our technology is found to infringe any patent or other intellectual property right held by a third party, we could be prevented from providing our service offerings and/or subjected to significant damage awards.
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

Consistent with common industry practices, we sometimes utilize open source software or third party software products to meet our clients' needs.
Financial Information About Geographic Areas
All of our customers are entities organized and located within the United States. We do not derive any customer revenue from countries outside the United States.
Employees
As of February 10, 2016, we had approximately 3,152 full-time employees, as well as approximately 106 part-time employees. Of these employees, approximately 1,382 full-time and all part-time employees were located in the U.S., and approximately 1,770 full-time employees were located in India. Our employees are not represented by a labor union and we consider our current employee relations to be good.
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
Corporate Information
We are incorporated in Delaware and were named Healthcare Services, Inc. from July 2003 until August 2009 when we changed our name to Accretive Health, Inc. Our principal executive offices are located at 401 North Michigan Avenue, Suite 2700, Chicago, Illinois 60611, and our telephone number is (312) 324-7820.
Information Availability
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are available free of charge on our website at www.accretivehealth.com under the "Investor Relations" page as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this report, unless expressly noted otherwise.

Item 1A.	Risk Factors
Risks Relating to our Business and Industry
We may not be able to achieve or maintain profitability.
We incurred net losses in 2015, 2014, 2012, 2011 and 2010. We expect to report additional quarterly and annual losses in future periods, in accordance with United States generally accepted accounting principles, or GAAP. We incurred significant costs in 2015, 2014, 2013 and 2012 including, among other things, costs related to exploration of strategic alternatives, legal defense, crisis management, stranded personnel and/or restructuring related to previously settled lawsuits filed against us as well as the Restatement, and are likely to continue to incur additional costs in connection with certain of these matters in 2016. Further, in connection with the A&R MPSA, we expect to incur additional costs for investments in technology, facilities and talent to support the anticipated growth of our business. We intend to continue to increase our operating expenses associated with sales and marketing in future years in an effort to expand our business. If our revenue does not increase to offset these increases in costs, our operating results would be adversely affected. You should not consider our historical operating results as indicative of future operating results, and we cannot assure you that we will be able to achieve or maintain profitability in the future. Each of the risks described in this "Risk Factors" section, as well as other factors, may adversely affect our future operating results.
Litigation has materially adversely affected our business, financial condition, operating results and cash flows and caused unfavorable publicity and is likely to continue to do so.
We are currently and have in the past been involved in lawsuits, claims, audits and investigations, including lawsuits and investigations related to the Restatement and our business operations and practices. These lawsuits, claims, audits and investigations, which are described in "Part I – Item 3 – Legal Proceedings", have resulted in, and may lead to additional, unfavorable publicity for us and may continue to materially adversely affect, our business, financial condition, operating results and cash flows in various ways, including having a disruptive effect upon the operation of our business and consuming the time and attention of our senior management.
In addition, we have incurred substantial expenses in connection with these litigation matters, including substantial fees for attorneys. Although we maintain insurance that may provide coverage for some or all of these expenses, and we have given notice to our insurers of the claims, our insurers have responded by reserving their rights under the policies, including the rights to deny coverage under various policy exclusions. There is risk that the insurers will rescind the policies, that some or all of the claims will not be covered by such policies, or that, even if covered, our ultimate liability will exceed the available insurance.
We are unable to predict the outcome of pending legal actions. The ultimate resolutions of our pending litigation could have a material adverse effect on our financial results, financial condition or liquidity, and on the trading price of our common stock.
In addition, we may become subject to future lawsuits, claims, audits and investigations that could result in the incurrence of substantial additional expense, subject us to significant liability, result in significant settlement payments or further divert management’s attention from our business, and thereby materially adversely affect our business, financial condition, operating results and cash flows.
If we are unable to retain our existing customers or acquire new customers, our financial condition will suffer.
Our success depends in part upon the retention of our customers and our ability to acquire new customers. We derive our net services revenue primarily from managed services agreements pursuant to which we receive performance-based fees. Customers can elect not to renew their managed services agreements with us upon expiration. If a managed services agreement is not renewed for any reason, we would not derive the financial benefits that we would expect to derive by serving that customer beyond the initial term of our managed services agreement. If a managed services agreement is terminated for any reason, including for example, if we are found to be in violation of certain federal or state laws or excluded from participating in federal and state healthcare programs such as Medicare and Medicaid, we will not receive the payments we would have otherwise anticipated receiving over the life of the agreement.
Some of our managed services agreements require us to adhere to extensive, complex data security, network access and other institutional procedures and requirements of our customers, and we cannot guaranty that some of our customers will not allege that we have not complied with all such procedures and requirements. If we breach a managed services agreement or, for certain of our managed services agreements, fail to perform in accordance with contractual service levels, we may be liable to the customer for damages, and either we or the customer may generally terminate an agreement for a material uncured breach by the other. Any of these events could adversely affect our business, financial condition, operating results and cash flows. A healthcare organization with multiple affiliates not affiliated with Ascension that contract with us individually under a master services agreement can also terminate their agreements with us if we become the subject of a formal investigation by a federal or state government authority or an administrative proceeding, criminal action or civil enforcement action is filed against us, in each case alleging we engaged in illegal conduct and such conduct is related to the provision of services to such customer or other services of the same type for other customers, and such investigation, proceeding or action, in such customer’s reasonable opinion, is likely to result in material reputational damage to such customer. Affiliates of such customer may also terminate their agreements with us for convenience, subject to paying us a termination fee if such termination occurs within the first 30 months of contracting with us.  In addition, financial issues or other changes in customer circumstances, such as a customer change in control (including as a result of increasing consolidation within the healthcare provider industry), may cause us or the customer to seek to modify or terminate a managed services agreement. Increasing consolidation within the healthcare provider industry may also make it more difficult for us to acquire new customers, as consolidated healthcare systems may be more likely to have incumbent revenue cycle management providers or significant internal revenue cycle capabilities. For example, certain of our smaller customers have been acquired by larger healthcare systems and ceased to be customers.
Additionally, from time to time we have reached settlement agreements with customers which provided for the early terminations of those customers' agreements. For example, in 2015, four customers terminated their revenue cycle services agreements with us. The loss of customer agreements has adversely affected our operating results in 2015, 2014 and 2013, and will negatively impact our revenues and/or operating results through 2018 when the initial term under the last of these agreements would have reached its normal expiration.
The markets for our RCM service offering may develop more slowly than we expect and some potential customers for our services have been and may in the future be deterred by the Restatement, and other legal proceedings, and because they previously have made or in the future will make investments in internally developed solutions and choose to continue to rely on their own internal resources, which could adversely affect our revenue and our ability to achieve or maintain our profitability.
Our success depends, in part, on the willingness of hospitals, physicians and other healthcare providers to implement integrated solutions for the areas in which we provide services. Some hospitals may be reluctant or unwilling to implement our solutions for a number of reasons, including failure to perceive the need for improved revenue cycle operations or lack of knowledge about the potential benefits our solutions provide. In addition, some potential customers for our services may be deterred by the Restatement and legal proceedings that we have been involved with or may be involved with in the future.
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
We currently collect, on behalf of our customers, medical co-pays and other non-defaulted payments that are due to our customers from their patients, pursuant to managed services agreements with our customers. Collection of these payments from patients may become a more significant part of our RCM services as industry trends continue to increase patient responsibility as a percentage of total compensation to healthcare providers. This business practice, which has received widespread, unfavorable publicity as a result of lawsuits previously initiated against us, has been negatively perceived by the public and has led us to change aspects of our business practices, made it more difficult to retain existing customers and attract new customers, extended the time it takes to enter into service agreements with new customers, and resulted in a material adverse effect on our business, results of operations and financial condition, and it may continue to do so.
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
We face a selling cycle of variable length, typically spanning six to 18 months or longer, to secure a new managed services agreement. Even if we succeed in developing a relationship with a potential new customer, we may not be successful in entering into a managed services agreement with that customer. In addition, we cannot accurately predict the timing of entering into managed services agreements with new customers due to the complex procurement decision processes of most healthcare providers, which often involves high-level management or board committee approvals. Consequently, we have only a limited ability to predict the timing of specific new customer relationships. Moreover, we believe that the unfavorable publicity we received as a result of lawsuits previously initiated against us, the Restatement, and other related legal proceedings have reduced our attractiveness to some potential healthcare providers and consequently, have resulted in the lengthening of the selling cycle with potential new customers.

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
Our future success depends in part on our ability to attract, hire, integrate and retain key personnel. Our future success also depends in part on the continued contributions of our executive officers and other key personnel, each of whom may be difficult to replace. The loss of services of any of our executive officers or key personnel, or the inability to continue to attract qualified personnel could have a material adverse effect on our business, particularly as a result of our recent restructuring activities. Competition for the caliber and number of employees we require is intense. We may face difficulty identifying and hiring qualified personnel at compensation levels consistent with our existing compensation and salary structure. In addition, we invest significant time and expense in training each of our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring, integrating and training their replacements, and the quality of our services and our ability to serve our customers could diminish, resulting in a material adverse effect on our business.
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
Legislation in the United States may be enacted that is intended to discourage or restrict offshore outsourcing. In the United States, federal and state legislation has been proposed, and in several states enacted, to restrict or discourage U.S. companies from outsourcing their services to companies outside the United States. Further, through rule making or executive action, some states have imposed limitations on offshore outsourcing of administrative services for the Medicaid program. It is possible that additional legislation could be adopted or regulatory guidance issued that would restrict U.S. private sector companies that have federal or state government contracts, or that receive government funding or reimbursement, such as Medicare or Medicaid payments, from outsourcing their services to offshore service providers. Any changes to existing laws or the enactment of new legislation restricting offshore outsourcing in the United States may adversely affect our ability to do business, particularly if these changes are widespread, and could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
We have identified material weaknesses in our internal control over financial reporting as of December 31, 2015. These material weaknesses are described in "Part II - Item 9A - Controls and Procedures" of this Annual Report on Form 10-K. We have taken and will continue to take actions to remediate the material weaknesses and improve the effectiveness of our internal control over financial reporting. We cannot, however, assure you that we will be able to correct these material weaknesses in a timely manner. Any failure in the effectiveness of internal control over financial reporting, particularly if it results in misstatements in our financial statements, could cause us to fail to meet our reporting obligations and could adversely affect investor perceptions of our company. In addition, we have been required to expend significant time and resources in connection with internal control remediation, and the attention of our management team has been diverted by such efforts.
As a result of our Restatement, we face limitations in registering securities for a public offering or acquisitions, which could adversely affect our business.
As a result of the Restatement and our delayed filings, we are ineligible to use "short-form" registration statements that would allow us to incorporate by reference our SEC reports into our registration statements, or to use "shelf" registration statements until we have filed all of our periodic reports in a timely manner for a period of 12 months. This could increase the costs of selling securities publicly and could significantly delay such sales and adversely affect our business.

Our ability to use our net operating loss carryforwards may be limited.
As of December 31, 2015, we had approximately $123.0 million of federal net operating loss carryforwards for U.S. income tax purposes that begin to expire in 2033. Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to use its net operating loss carryforwards if it experiences an "ownership change." Similar rules and limitations may apply for state income tax purposes. In the event an "ownership change" were to occur in the future, our ability to utilize our net operating losses could be limited.  If our net operating loss carryforwards are limited, and we have taxable income which exceeds the available net operating loss carryforwards for that period, we would incur an income tax liability even though net operating loss carryforwards may be available in future years prior to their expiration.
Risks Related to Ascension and the Transactions
Hospital systems affiliated with Ascension currently account for a significant portion of our net services revenue as well as our gross cash generated from contracting activities, and we have several other customers that have each accounted for 10% or more of our gross cash generated from contracting activities in past periods. The termination or expiration of our A&R MPSA with Ascension, or any significant loss of business from our large customers, would have a material adverse effect on our business, results of operations and financial condition.
Hospital systems affiliated with Ascension have accounted for a significant portion of our net services revenue each year since our formation. In 2015, 2014 and 2013, net services revenue from hospitals affiliated with Ascension represented 45%, 12% and 73% of our total net services revenue, respectively, in such periods. Additionally, in 2015, 2014 and 2013, gross cash generated from customer contracting activities, as defined in "Part II - Item 6 - Selected Consolidated Financial Data", with hospital systems affiliated with Ascension represented 59%, 53% and 42%, respectively, of our total gross cash generated from contracting activities in such periods. St. John Health (an affiliate of Ascension) individually accounted for 0%,12% and 28% of our total net services revenue and 14%, 12% and 7% of our gross cash generated from contracting activities in 2015, 2014 and 2013, respectively. Additionally, Columbia St. Mary’s (an affiliate of Ascension) individually accounted for 45% and 0% of our total net services revenue and 11% and 10% of our gross cash generated from contracting activities in 2015 and 2014, respectively. Additionally, in 2014, Sacred Heart (also affiliate of Ascension) individually accounted for 12% of our total net services revenue and 1% of our gross cash generated from contracting activities.
In light of the fact that we only recognize revenues for our RCM services upon the expiration or termination of the underlying RCM customer contract, or upon other defined events in accordance with our revenue recognition policies, we believe that gross cash generated from contracting activities is a more meaningful measure of our significant customers in any given period than their respective contributions to consolidated revenue during such period. Our revenue recognition policies can result in cash flow accumulations from RCM activities over three to five years prior to a revenue recognition event, and consolidated net revenues that are inconsistent with the cash flows from the same underlying operations. We do not believe that the loss of any of our other customers that accounted for greater than ten percent of our consolidated revenues in 2015, 2014 and 2013 would have a material adverse effect on our operations or financial results. Any of our other customers, including hospital systems affiliated with Ascension, can elect not to renew their managed services agreements with us upon expiration. We intend to seek renewal of all managed service agreements with our customers, but cannot assure you that any of them will be renewed or that the terms upon which they may be renewed will be as favorable to us as the terms of the initial managed services agreements. The termination of the A&R MPSA, the loss of any of our other large customers or their failure to renew their managed services agreements with us upon expiration, or a reduction in the fees for our services for these customers could have a material adverse effect on our business, results of operations and financial condition.

Our agreements with Ascension and certain other customers require us to offer to such customer service fees that are at least as low as the fees we charge any other customer receiving comparable services at comparable or lower volumes.
Our A&R MPSA with Ascension requires us to offer to Ascension's affiliated hospital systems fees for our services that are at least as low as the fees we charge any other customer receiving comparable services at lower volumes. If we were to charge lower service fees to any other customer receiving comparable services at lower volumes, we would be obligated to charge such lower fees to the hospital systems affiliated with Ascension effective as of the date such lower charges were first implemented for such other customer. Additionally, our RCM agreement with another customer requires us to provide that customer with a gain sharing rate that is as low as the rate provided to any new customer, unless the fee arrangement with the new customer results in a greater ratio of annual aggregate fees compared to such new customer's in-scope net patient revenue than the average ratio of annual aggregate fees compared to in-scope net patient revenue for our current customer. If we offer customers lower rates than as discussed above, it could have a material adverse effect on our results of operations and financial condition.
We may be unsuccessful in integrating transitioned Ascension employees.
Under the terms of the A&R MPSA, we expect to transition a significant number of Ascension revenue cycle employees to our employment. We may experience difficulties in integrating these employees. Such difficulties may include the diversion of management’s attention from other business concerns. If we experience difficulties in integrating these employees, our business, results of operations and financial condition could be adversely affected.
The shares of Series A Preferred Stock are senior obligations, rank prior to our common stock with respect to dividends, distributions and payments upon liquidation and have other terms, such as a put right and a mandatory conversion date, that could negatively impact the value of shares of our common stock.
We have issued $200 million of Series A Preferred Stock to the Investor. The rights of the holders of our Series A Preferred Stock with respect to dividends, distributions and payments upon liquidation rank senior to similar obligations to our common stock holders. Upon our liquidation or upon certain changes of control, the holders of our Series A Preferred Stock are entitled to receive, prior and in preference to any distribution to the holders of any other class of our equity securities, an amount equal to the greater of the outstanding principal plus all accrued and unpaid dividends on such Series A Preferred Stock (which cumulative dividends accrue at the rate of 8.0% per annum and compound quarterly) and the amount such holders would have received if such Series A Preferred Stock had been converted into common stock.
The terms of the Series A Preferred Stock provide rights to their holders that could negatively impact our Company. Shares of our Series A Preferred Stock may be converted at any time at the option of the holder at an effective initial conversion price of $2.50 per share (which conversion price is subject to adjustment upon the occurrence of certain events).
Further, so long as Investor owns at least 25% of our common stock on an as-converted basis, no dividends on our common stock (or any other equity securities junior in right to the Series A Preferred Stock) may be paid without the consent of the Investor. To the extent any dividend, distributions or other payments are made on our common stock, the holders of the Series A Preferred Stock shall have the right to participate on an as converted basis in any such dividends, distributions or other payments. The existence of such a senior security could have an adverse effect on the value of our common stock.
The Investor, an affiliate of TowerBrook and Ascension, is a significant shareholder in us and may have conflicts of interest with us or you in the future.
In connection with the Transactions, we entered into a purchase agreement with the Investor and Ascension, pursuant to which we issued (i) 200,000 shares of our Series A Preferred Stock for an aggregate price of $200 million and (ii) a warrant to acquire up to 60 million shares of our common stock. As a result of this ownership, so long as certain ownership thresholds are met, the Investor, among other things, has the right to nominate a majority of the members of our board of directors, or Board, and has a consent right over certain corporate actions, including the declaration of any dividend, any amendment of the A&R MPSA, the incurrence of indebtedness in excess of $25.0 million, the acquisition of any assets or properties or the making of any capital expenditures in excess of $10.0 million, the approval of our annual budget and the hiring or termination of our chief executive officer. In addition, as of the closing of the Transactions, the issued and outstanding Series A Preferred Stock would represent approximately 44% of the current voting power at a meeting of our stockholders.
The interests of the Investor and its affiliates may differ from our other stockholders in material respects. For example, the Investor may have an interest in pursuing acquisitions, divestitures, financings (including financings that are secured and senior to the Series A Preferred Stock) or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to you. Additionally, Ascension is an affiliate of Investor and as our largest customer their interests may differ from yours. The Investor or its affiliates or advisors are also in the business of making or advising on investments in companies, and may from time to time in the future, acquire interests in, or provide advice to, businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. They may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. You should consider that the interests of these holders may differ from yours in material respects.
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
The healthcare industry has changed significantly in recent years and we expect that significant changes will continue to occur. The timing and impact of developments in the healthcare industry are difficult to predict. We cannot be sure that the markets for our services will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets. Many of the provisions of the ACA, which was enacted in 2010, first became effective in 2014. Therefore, it is not yet possible for us to accurately predict if, or how, these changes will impact our ability to develop increases in revenue yield for our customers, encourage more companies to enter our market, provide advantages to our competitors and result in the development of solutions that compete with ours. Moreover, healthcare reform remains a major policy issue at the federal level, and amendments to or the repeal of existing legislation and additional healthcare legislation in the future could have adverse consequences for us or the customers we serve. Other material changes, such as the required transition to ICD-10 in October 2015, have required and will continue to require significant system and business changes throughout the healthcare industry, and may be disruptive to our customers and our business. Such disruption could result in, among other things, the imposition of significant new challenges to our ability to achieve performance targets specified under our customer contracts, as well as a need for us to redeploy resources or to obtain new resources in an effort to meet such challenges, all of which could adversely affect our business or our results of operations. Additionally, several reductions or changes to Medicare reimbursement have been enacted recently or will be implemented (such as the federal government sequestration reductions), which reductions and changes could reduce the amounts received by our customers and may have an adverse indirect effect on our business.
In addition, the Medicare Two-Midnight Rule, generally permits hospitals to classify Medicare patients as inpatients for billing purposes only if a physician documents a reasonable expectation that the patient will require inpatient hospital care for a continuous duration that covers two midnights. In October 2015, CMS updated and reiterated the Two-Midnight Rule in a final rule that was effective January 1, 2016. CMS also changed the short-stay inpatient medical review process so the Beneficiary and Family Centered Care Quality Improvement Organizations, rather than Medicare Administrative Contractors and Recovery Audit Contractors, conduct the initial medical reviews. Prior changes to the enforcement of the Two-Midnight Rule had reduced the demand for our PAS offerings substantially, and it is uncertain how the final rule and new medical review process will impact the demand going forward. Further, with CMS’ one time offer to pay out 68% on certain categories of pending appeals by a provider in exchange for the provider withdrawing its appeal, demand for PAS appeals services may continue to decline significantly.
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
HIPAA contains substantial restrictions and requirements with respect to the use and disclosure of individuals’ PHI. Under HIPAA, covered entities, including health plans, healthcare providers, and healthcare clearinghouses that conduct HIPAA-defined standard electronic transactions, are restricted in how they use and disclose PHI and must establish administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic PHI maintained or transmitted by them or by others on their behalf. Most of our customers are covered entities and we are a business associate to many of those customers under HIPAA as a result of our contractual obligations to perform certain functions on behalf of, and to provide certain services to, those customers. As a business associate, we sometimes also act as a clearinghouse in performing certain functions for our customers. In addition, although we believe that we are not a healthcare provider, if we were found to be a healthcare provider, we could have liability under the provisions of HIPAA that apply to providers as well as under state health information privacy and licensing laws. Our use and disclosure of PHI is restricted by HIPAA and the business associate agreements we are required to enter into with our covered entity customers. In 2009, HIPAA was amended by the HITECH Act to impose certain of the HIPAA privacy and security requirements directly upon business associates of covered entities and increase significantly the monetary penalties for violations of HIPAA. The HITECH Act also requires business associates to notify covered entities, who in turn must notify affected individuals and government authorities, of data security breaches involving unsecured PHI. Since the passage of the HITECH Act, enforcement of HIPAA violations has increased, as indicated by the announcement of a number of significant settlement agreements and/or sanctions by federal authorities, the pursuit of HIPAA violations by state attorneys general, and the roll-out of a new federal audit program for covered entities (which will in the future be extended to business associates).
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
There are also numerous federal and state laws that forbid submission of false information or the failure to disclose information in connection with the submission and payment of healthcare provider claims for reimbursement. In particular, the federal FCA, prohibits a person from knowingly presenting or causing to be presented a false or fraudulent claim for payment or approval by an officer, employee or agent of the United States. In addition, the FCA prohibits a person from knowingly making, using, or causing to be made or used a false record or statement material to such a claim. The FCA may be enforced by the government or by private whistleblowers under the "qui tam" provisions of the statute. Whistleblowers are entitled to a share of any recovery in a FCA case. Changes to the FCA enacted as part of the ACA make it easier for whistleblowers to bring FCA claims. Violations of the FCA may result in treble damages, significant monetary penalties, and other collateral consequences including, potentially, exclusion from participation in federally funded healthcare programs. The scope and implications of the amendments to the FCA pursuant to the FERA have yet to be fully determined or adjudicated and as a result it is difficult to predict how future enforcement initiatives may affect our business.
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
We could incur costs or could be subject to fines or other penalties under the TCPA, the FDCPA and the FTC Act if we are determined to have violated the provisions of those regulations during the course of conducting our operations. We, or our customers, could be required to report such breaches to affected consumers or regulatory authorities, leading to disclosures that could damage our reputation or harm our business, financial position and operating results. As a result of the theft of a laptop in 2011 giving rise to a lawsuit against us by the Minnesota Attorney General and a related FTC inquiry of our data security practices, in December 2013, we entered into a consent order with the FTC pursuant to which no fine or penalty was paid but in which we agreed, among other things, to maintain a comprehensive information security program reasonably designed to protect the security, confidentiality, and integrity of personal information collected from or about consumers. Future allegations of this type could require us to change aspects of our business practices, make it more difficult to retain existing customers or attract new customers, extend the time it takes to enter into service agreements with new customers, and result in a material adverse effect on our business, results of operations and financial condition.
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
Risks Related to the Ownership of Shares of Our Common Stock
Our common stock has been delisted and is not listed on any other national securities exchange, which may negatively impact the trading price of our common stock and the levels of liquidity available to our stockholders.
Our common stock was suspended from trading on the New York Stock Exchange, or the NYSE, prior to the opening of the market on March 17, 2014 (and subsequently delisted) and began trading under the symbol "ACHI" through the facilities of the OTC Markets Group, Inc. on that date.
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
Since December 31, 2010, our common stock has traded at a price per share as high as $32.82 and as low as $1.94. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors. In addition to the risks described in this section, factors that may cause the market price of our common stock to fluctuate include:

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
We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our restated certificate of incorporation and amended and restated bylaws:

•	authorize the issuance of "blank check" preferred stock that could be issued by our Board to thwart a takeover attempt;

•	until the annual meeting of stockholders to be held in 2018, provide for a classified board of directors;

•	require that directors only be removed from office upon a supermajority stockholder vote;

•	provide that vacancies on our Board, including newly created directorships, may be filled only by a majority vote of directors then in office;

•	limit who may call special meetings of stockholders; prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders; and

•	require supermajority stockholder voting to effect certain amendments to our restated certificate of incorporation and amended and restated bylaws.
At our 2015 Annual Meeting of Stockholders held on August 14, 2015, our stockholders voted to approve an amendment to our current restated certificate of incorporation that provides for the phased-in declassification of our Board and the annual election of all directors. Our Board has made conforming changes to our amended and restated bylaws. Our restated certificate of incorporation provides that directors may be removed with or without cause, with the same supermajority vote that currently applies (the affirmative vote of the holders of at least two-thirds of the shares entitled to vote at an election of directors).
We may not pay any cash dividends on our capital stock in the foreseeable future.
Although we paid cash dividends on our capital stock prior to our May 2010 initial public offering, or IPO, there is no assurance that we will pay cash dividends on our common stock in the foreseeable future. Any future dividend payments will be within the discretion of our Board and will depend on, among other things, our financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, provisions of applicable law and other factors that our Board may deem relevant. We may not generate sufficient cash from operations in the future to pay dividends on our common stock.

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
Other than as described below, we are presently not a party to any material litigation or regulatory proceeding and are not aware of any pending or threatened litigation or regulatory proceeding against us which, individually or in the aggregate, could have a material adverse effect on our business, operating results, financial condition or cash flows.
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
On July 11, 2013, the Court of Chancery of the State of Delaware granted our motion to stay Doyle v. Tolan et al., in favor of the action pending in the U.S. District Court for the Northern District of Illinois. On September 24, 2013, the U.S. District Court for the Northern District of Illinois granted our motion to dismiss without prejudice, giving plaintiffs in that case leave to file an amended consolidated complaint, which plaintiffs filed on October 22, 2013, amending their complaint to also include allegations with respect to the Restatement. On February 25, 2015, we entered a settlement agreement with plaintiffs in all aforementioned suits that would resolve the derivative actions, on the basis of certain governance reforms already implemented and payment of attorneys' fees in the amount of $0.6 million. On July 23, 2015, the U.S. District Court for the Northern District of Illinois granted final approval of the settlement agreement. The Delaware and Cook County derivative suits are within the scope of the settlement approved by the federal district court and were dismissed on August 12, 2015 and August 17, 2015, respectively.
On May 17, 2013, we, along with certain of our directors, former directors and former officers, were named as a defendant in a putative securities class action lawsuit filed in the U.S. District Court for the Northern District of Illinois (Hughes v. Accretive Health, Inc. et al.). The primary allegations, relating to our March 8, 2013 announcement that we would be restating our prior period financial statements, are that our public statements, including filings with the SEC, were false and/or misleading with respect to our revenue recognition and earnings prospects. On November 27, 2013, plaintiffs voluntarily dismissed our directors and former directors, other than Mary Tolan. On January 31, 2014, we filed a motion to dismiss the complaint. On September 25, 2014, the Court granted our motion to dismiss without prejudice, however, the plaintiffs filed a second amended complaint on

October 23, 2014. On November 10, 2014, we filed a motion to dismiss the second amended complaint. While that motion was still pending, on January 8, 2015, plaintiffs filed a motion to amend the second amended complaint, seeking to add allegations regarding the recently issued Restatement. On April 22, 2015, the court granted plaintiffs’ motion to amend, and a third amended complaint was filed on May 13, 2015. We moved to dismiss the third amended complaint on June 3, 2015. Such motion is fully briefed and awaiting decision. On December 7, 2015, the parties executed a memorandum of understanding to resolve the suit for $3.9 million and filed a notice of settlement with the district court. On March 8, 2016, the district court granted preliminary approval to the settlement. The final fairness hearing has been set for June 28, 2016. We believe the settlement payment of $3.9 million will be covered by insurance.
The SEC’s Division of Enforcement in the Chicago Regional Office commenced an investigation regarding the circumstances surrounding the Restatement following the March 8, 2013 announcement. We fully cooperated with the investigation. On December 7, 2015, we received a termination letter from the SEC indicating that the investigation has been completed and that the SEC Staff did not intend to recommend any enforcement action by the SEC.
On February 11, 2014, we were named as a defendant in a putative class action lawsuit filed in the U.S. District Court for the Southern District of Alabama (Church v. Accretive Health, Inc.). The primary allegation is that we attempted to collect debts without providing the notice required by the Fair Debt Collections Practice Act, or the FDCPA. On November 24, 2015, the district court granted our motion for summary judgment and dismissed the case with prejudice. Plaintiff filed a notice of appeal on December 21, 2015.
On July 22, 2014, we were named as a defendant in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Michigan (Anger v. Accretive Health, Inc.). The primary allegations are that we attempted to collect debts without providing the notice required by the FDCPA and Michigan Fair Debt Collection Practices Act and failed to abide by the terms of an agreed payment plan in violation of those same statutes. On August 27, 2015, the Court granted in part and denied in part our motion to dismiss. An amended complaint was filed on November 30, 2015. Discovery is underway. We believe that we have meritorious defenses and intend to vigorously defend ourselves against these claims. The outcome is not presently determinable.
On February 6, 2015, we were named as a defendant in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Michigan (Cassale v. Accretive Health, Inc.). The primary allegations were that we attempted to collect debts without complying with the provisions of the FDCPA. The case was settled in April 2015.
In April 2015, we were named among other defendants in an employment action brought by a former employee before the Maine Human Rights Commission, or the MHRC, alleging that she was improperly terminated in retaliation for uncovering alleged Medicare fraud.  We filed our response with the MHRC on May 19, 2015 seeking that we be dismissed entirely from the action.  On June 23, 2015, the MHRC issued its Notice of Right to Sue and decision to terminate its process with respect to all charges asserted by the former employee. The Plaintiff has filed a parallel qui tam action in the District of Maine (Worthy v. Eastern Maine Healthcare Systems) in which she makes the same allegations.  The U.S. Department of Justice declined to intervene in the federal court action, and the case was unsealed in April 2015. We intend to file an answer and/or move to dismiss the Third Amended Complaint on March 21, 2016. We believe that we have meritorious defenses to both the potential employment law action for which the MHRC has granted the Notice of Right to Sue letter and the federal qui tam case, and we intend to vigorously defend ourselves against these claims. The outcomes are not presently determinable.
On June 17, 2015, we filed a confidential arbitration demand with the American Arbitration Association against Salem Hospital for unpaid fees due under the parties’ Health Services Agreement in an aggregate amount of $9.3 million.   On July 31, 2015, Salem Hospital filed its answer, in which it denied our claims and asserted counterclaims against us in the amount of $2.7 million.  The outcome is not presently determinable.
On November 16, 2015, we were named in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Michigan (Dye v. Accretive Health, Inc.). The primary allegations were that we attempted to collect debts without complying with the provisions of the FDCPA. The case was voluntarily dismissed on December 4, 2015.
On December 10, 2015, the plaintiff in the Dye action filed a class-action complaint in the Circuit Court for the County of Macomb, Michigan, alleging that our attempt to collect his debts had violated the Michigan Occupational Code. We filed a motion to dismiss the complaint on February 8, 2016 and a hearing is scheduled on March 28, 2016. We believe that we have meritorious defenses and intend to vigorously defend ourselves against the claims. The outcome is not presently determinable.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock has traded on the OTC market under the symbol "ACHI" since March 17, 2014 and is quoted through the facilities of the OTC Markets Group, Inc. Our common stock traded on the NYSE under the symbol "AH" from May 20, 2010 through March 14, 2014. Our common stock was suspended from trading on the NYSE prior to the opening of the market on March 17, 2014 (and subsequently delisted) and began trading under the symbol "ACHI" through the facilities of the OTC Markets Group, Inc. on that date. Prior to May 20, 2010, there was no public market for our common stock.
The following table sets forth the high and low closing sales prices per share of our common stock, as reported by the NYSE and the OTC Markets Group, Inc., as applicable, for the periods indicated:

	Price Range
	High	Low
2014
Quarter ended March 31, 2014	$9.73	$7.90
Quarter ended June 30, 2014	$9.45	$7.15
Quarter ended September 30, 2014	$9.27	$7.76
Quarter ended December 31, 2014	$9.10	$6.86
2015
Quarter ended March 31, 2015	$6.55	$5.70
Quarter ended June 30, 2015	$5.94	$5.29
Quarter ended September 30, 2015	$5.51	$2.31
Quarter ended December 31, 2015	$3.25	$1.94
The closing sale price per share of our common stock, as reported by the OTC Markets Group, Inc., on March 4, 2016 was $2.68. As of March 4, 2016, there were approximately 41 stockholders of record of our common stock and approximately 2,500 beneficial holders.
Dividends
We did not pay any dividends during the years ended December 31, 2015 and 2014. We currently intend to retain earnings, if any, to finance the growth and development of our business, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board and will depend on, among other things, our financial condition, results of operations, capital expenditure requirements, contractual restrictions, provisions of applicable law and other factors that the Board deems relevant.
Equity Compensation Plan Information
We maintain a 2006 Second Amended and Restated Stock Option Plan, which we refer to as the 2006 Plan and a 2010 Amended and Restated Stock Incentive Plan, or the 2010 Amended Plan, and together with the 2006 Plan, the Plans. Under the 2010 Amended Plan we may issue up to a maximum of 29,374,756 shares, including any shares that remained available for issuance under the 2006 Plan as of the date of the IPO and any shares subject to awards that were outstanding under the 2006 Plan as of the date of the IPO that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us without the issuance of shares thereunder. We will not make any further grants under the 2006 Plan. The 2010 Amended Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, or RSAs, and other share-based awards. As of December 31, 2015, an aggregate of 16,012,417 shares were subject to outstanding options and RSAs under the Plans, 11,483,474 shares had been issued pursuant to the exercise of options issued under the Plans, and 5,148,848 shares were available for future grants of awards under the 2010 Amended Plan. However, to the extent that previously granted awards under the 2006 Plan or 2010 Amended Plan expire, terminate or are otherwise surrendered, canceled or forfeited, the number of shares available for future awards under the 2010 Amended Plan will increase.
The following table summarizes information about the securities authorized for issuance under our equity compensation plans as of December 31, 2015:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a))
Equity compensation plans approved by stockholders (1)(2)	8,156,465	$10.94	5,148,848
Equity compensation plans not approved by stockholders (3)(4)	7,103,801	$9.42	—
Total	15,260,266	$10.23	5,148,848

(1)Includes all outstanding stock options awarded under our 2006 Plan and 2010 Amended Plan.
(2)Excludes 7,855,952 shares of restricted stock that were unvested and not forfeited as of December 31, 2015.
(3)Represents stock option inducement grants made pursuant to the NYSE inducement grant rules.
(4)Excludes 1,399,980 shares of restricted stock that were unvested and not forfeited as of December 31, 2015.
We entered into a Stock Option Agreement with Stephen Schuckenbrock on April 3, 2013, as an inducement award pursuant to an exemption from the NYSE’s stockholder approval requirements in connection with Mr. Schuckenbrock’s appointment as our then-chief executive officer. Pursuant to this agreement, we granted Mr. Schuckenbrock a non-statutory stock option for the purchase of up to 2,903,801 shares of our common stock with an exercise price of $9.56 per share, which vests in substantially equal monthly installments over 48 months. Pursuant to an amendment to that Stock Option Agreement entered into in May 2015, such vesting continues irrespective of the termination of Mr. Schuckenbrock's service as an employee and director.
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
We entered into a Non-Statutory Stock Option Agreement and a Restricted Stock Award Agreement with Dr. Emad Rizk in July 2014, each as an inducement award pursuant to an exemption from the NYSE’s stockholder approval requirements in connection with Dr. Rizk's appointment as our Chief Executive Officer. Pursuant to the Non-Statutory Stock Option Agreement, we granted Dr. Rizk a non-statutory stock option for the purchase of up to 2,700,000 shares of our common stock with an exercise price of $8.98 per share and pursuant to the Restricted Stock Award Agreement, we granted Dr. Rizk a restricted stock award for 1,000,000 shares of our common stock. The stock option and one-half of the restricted stock award to Dr. Rizk vest in substantially equal annual installments over four years following the grant date, subject to continued service with us. The remaining one-half of the restricted stock award will generally vest based on a stock price performance goal of two times the closing price per share of our common stock on the grant date, which much be equaled or exceeded for at least 20 consecutive trading days based on the average closing price for such 20-consecutive trading day period.
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
Sales of Unregistered Securities and Use of Proceeds
Unregistered Sales of Equity Securities
We granted (i) options to purchase an aggregate of 2,231,504 shares of common stock during the year ended December 31, 2015 with exercise prices ranging from $2.39 to $6.55 per share and (ii) 8,994,729 shares of restricted stock during the year ended December 31, 2015, to employees and directors pursuant to the 2010 Amended Plan and/or in reliance upon the exemption from the registration requirements of the Securities Act of 1933, or Securities Act, provided by Section 4(a)(2) of the Securities Act as sales by an issuer not involving any public offering, as set forth in the tables below. No underwriters were involved in the foregoing transactions. All of such unregistered shares of common stock are deemed restricted securities for purposes of the Securities Act. No such options have been exercised.

The following table sets forth the dates on which such options were granted and the number of shares of common stock subject to such options, the exercise price and the number of employees and directors granted options on each date for the year ended December 31, 2015:

Date of Grant	Common Stock Subject to Options Granted	Exercise Price	Number of Employees and Directors Granted Options
1/2/2015	79,122	$6.55	7
1/5/2015	902,772	$6.15	131
2/3/2015	85,500	$5.84	4
4/1/2015	33,720	$5.71	6
4/2/2015	5,432	$5.59	1
5/21/2015	966,185	$5.41	5
7/1/2015	22,900	$5.45	4
7/2/2015	5,558	$5.40	1
7/23/2015	100,000	$2.39	1
10/1/2015	30,315	$2.50	2
	2,231,504
The following table sets forth the dates on which such shares of restricted stock were granted, the number of shares of restricted stock and the number of employees and directors granted restricted stock on each date for the year ended December 31, 2015:

Date of Grant	Number of Shares of Restricted Common Stock Granted	Number of Employees and Directors Granted Restricted Stock
7/9/2015	1,825,946	175
7/23/2015	345,063	4
8/17/2015	2,382,420	6
12/31/2015	4,441,300	6
	8,994,729

Under the terms of the Purchase Agreement, we issued shares of Series A Preferred Stock and the Warrant to the Investor. This issuance and sale was exempt from registration under the Securities Act, pursuant to Section 4(a)(2) of the Securities Act. The Investor represented to us that it is an "accredited investor" as defined in Rule 501 of the Securities Act and that the Series A Preferred Stock and the Warrant were being acquired for investment purposes and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends will be affixed to any certificates evidencing the shares of Series A Preferred Stock, the Warrant or any common stock issued upon conversion thereof.

Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated (in thousands, except share and per share data):

Period	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (2)
October 1, 2015 through October 31, 2015	21,280	$2.52	—	$50,000
November 1, 2015 through November 30, 2015	110,117	$1.90	—	$50,000
December 1, 2015 through December 31, 2015	21,118	$2.98	—	$50,000

(1)
Repurchases of our stock related to employees’ tax withholding upon vesting of RSAs. See Note 5, Share-Based Compensation, to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)
On November 13, 2013, the Board authorized, subject to the completion of the Restatement, the repurchase of up to $50.0 million of our common stock from time to time in the open market or in privately negotiated transactions, or the 2013 Repurchase Program. The timing and amount of any shares repurchased under the 2013 Repurchase Program will be determined by our management based on its evaluation of market conditions and other factors. The 2013 Repurchase Program may be suspended or discontinued at any time. We currently intend to fund any repurchases from cash on hand. We did not repurchase any shares of common stock under the 2013 Repurchase Program during 2015.

Stock Price Performance Graph
The following graph compares the change in the cumulative total return (including the reinvestment of dividends) on our common stock to the change in the cumulative total return on the stocks included in the NYSE Composite Index and NASDAQ Health Care Index over the period from May 20, 2010, the date our shares of common stock began trading on the NYSE, through December 31, 2015. The graph assumes an investment of $100 made in our common stock at a price of $12.00 per share, which was the per share price to the public in our IPO and an investment in each of the other indices on May 20, 2010, the first day of trading of our shares of common stock on the NYSE. We did not pay any dividends during the period reflected in the graph.

COMPARISON OF CUMULATIVE TOTAL RETURN

$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
5/20/2010
12/31/2010
12/30/2011
12/31/2012
12/31/2013
12/31/2014
Accretive Health, Inc.
NYSE Composite Index
NASDAQ Health Care
Morningstar Health Information Services

		5/20/2010	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Accretive Health, Inc.	Return %		41.47	41.42	(49.61)	(20.90)	(25.12)	(55.34)
	Cum $	100.00	141.47	200.06	100.82	79.75	59.72	26.67

NYSE Composite Index	Return %		21.58	(3.56)	16.25	26.40	6.86	(6.42)
	Cum $	100.00	121.58	117.25	136.30	172.29	184.11	172.29

Morningstar Health Information Services (1)	Return %		17.67	11.83	1.60	44.64	7.66
	Cum $	100.00	117.67	131.59	133.69	193.37	208.19

NASDAQ Health Care Index	Return %		11.46	4.48	27.24	57.04	28.47	6.86
	Cum $	100.00	111.46	116.45	148.17	232.69	298.93	319.43
_______________

(1)
Prior to December 31, 2015, Morningstar discontinued the reporting of the Morningstar Health Information Services index to external users and, therefore, we are unable to report data for such index as of December 31, 2015 without unreasonable effort. As a result, we replaced this index with the NASDAQ Health Care Index, which we believe includes investments that are similar to the Morningstar Health Information Services index.

The comparisons shown in the graph above are based on historical data and we caution that the stock price performance shown in the graph above is not indicative of, and is not intended to forecast, the potential future performance of our common stock. The information in this "Stock Price Performance Graph" section shall not be deemed to be "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, or the Securities Act, or the Securities Exchange Act of 1934, or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Item 6.	Selected Consolidated Financial Data
The selected consolidated financial data presented below should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and "Consolidated Financial Statements and Supplementary Data," included elsewhere in this Form 10-K.
We derived the consolidated statements of operations and comprehensive income (loss) data for the years ended December 31, 2015, 2014 and 2013, and the consolidated balance sheet data as of December 31, 2015 and 2014 from our audited consolidated financial statements, which are included in this Annual Report on Form 10-K. We derived the consolidated statement of operations and comprehensive income (loss) data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2012 and 2011 from our audited restated consolidated financial statements, which are not included in this Annual Report on Form 10-K.
Selected Financial Data

	Year Ended December 31,
	2015	2014	2013	2012	2011

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net services revenue	$117,239	$210,140	$504,768	$72,254	$101,966
Operating expenses:
Cost of services	168,977	182,144	186,752	188,666	158,715
Selling, general and administrative	74,963	69,883	79,951	67,750	63,268
Restatement and other	9,343	86,766	33,963	3,714	—
Total operating expenses	253,283	338,793	300,666	260,130	221,983
Income (loss) from operations	(136,044)	(128,653)	204,102	(187,876)	(120,017)
Net interest income (expense)	231	302	330	141	26
Net income (loss) before income tax provision	(135,813)	(128,351)	204,432	(187,735)	(119,991)
Income tax provision (benefit)	(51,557)	(48,731)	74,349	(67,995)	(48,246)
Net income (loss)	$(84,256)	$(79,620)	$130,083	$(119,740)	$(71,745)
Net income (loss) per common share
Basic	$(0.87)	$(0.83)	$1.36	$(1.21)	$(0.74)
Diluted	$(0.87)	$(0.83)	$1.34	$(1.21)	$(0.74)

	As of December 31,
	2015	2014	2013	2012	2011

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$103,497	$145,167	$228,891	$176,956	$196,725
Working capital (1)	$24,237	$41,593	$124,045	$139,852	$161,539
Total assets	$460,289	$446,373	$509,991	$557,377	$476,280
Non-current liabilities	$440,975	$325,470	$202,799	$85,848	$65,074
Total stockholders’ equity (deficit)	$(213,313)	$(142,246)	$(85,612)	$(236,200)	$(101,431)

(1)
We define working capital as total current assets excluding the current portion of deferred tax assets pertaining to the current portion of deferred customer billings, less total current liabilities excluding the current portion of deferred customer billings. We exclude the current portion of deferred customer billings and related deferred tax assets from the definition of working capital due to the nature of these balances. We adopted the provisions of Accounting Standards Update 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (Topic 740), or ASU 2015-17, on a prospective basis for the reporting period ended December 31, 2015. Consequently, under the guidance of ASU 2015-17, deferred tax assets were classified as non-current in the consolidated balance sheet for the reporting period ended

December 31, 2015. As permitted by ASU 2015-17, the current and non-current deferred tax assets were not retroactively adjusted for the prior reporting periods ended December 31, 2014 and 2013.
Non-GAAP Measures
In order to provide a more comprehensive understanding of the information used by our management team in financial and operational decision-making, we supplement our consolidated financial statements that have been prepared in accordance with GAAP with the following non-GAAP financial measures: gross and net cash generated from customer contracting activities, and adjusted EBITDA. Our Board and management team use these non-GAAP measures as (i) one of the primary methods for planning and forecasting overall expectations and for evaluating actual results against such expectations and (ii) as a performance evaluation metric in determining achievement of certain executive incentive compensation programs, as well as for incentive compensation plans for employees.
Use of Non-GAAP Financial Information
We typically invoice customers for base fees and incentive fees on a quarterly or monthly basis, and typically receive cash from customers on a similar basis. For GAAP reporting purposes, we only recognize these net operating fees and incentive fees as net services revenue to the extent that all the criteria for revenue recognition are met, which is generally upon contract renewal, termination or "other contractual agreement event", as defined in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in this Annual Report on Form 10-K. As such, net operating and incentive fees are typically recognized for GAAP purposes in periods subsequent to the periods in which the services are provided. Therefore, our net services revenue and other items in our GAAP consolidated financial statements and adjusted EBITDA will typically include the effects of billings and collections from periods prior to the period in which revenue is recognized. See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements for additional information.
Selected Non-GAAP Measures
The following table presents selected non-GAAP measures for each of the periods indicated. See below for an explanation of how we calculate and use these non-GAAP measures, and for a reconciliation of these non-GAAP measures to the most comparable GAAP measures.

	Year End December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Non-GAAP Measures:
Adjusted EBITDA	$(86,568)	$(15,668)	$268,689	$(152,509)	$(89,969)
Net cash generated from customer contracting activities	$26,370	$7,759	$15,562	$47,605	$55,828
Gross cash generated from customer contracting activities	$230,177	$233,567	$251,641	$272,368	$247,763
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
These non-GAAP measures are used throughout this Form 10-K including "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
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
Adjusted EBITDA
We define adjusted EBITDA as net income before net interest income (expense), income tax provision, depreciation and amortization expense, share-based compensation, Restatement-related expense, reorganization-related expense, strategic alternative-related expense and certain non-recurring items. The use of adjusted EBITDA to measure operating and financial performance is limited by our revenue recognition criteria, pursuant to which GAAP net services revenue is recognized at the end of a contract or "other contractual agreement event", as defined in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in this Annual Report on Form 10-K. Adjusted EBITDA does not adequately match corresponding cash flows resulting from customer contracting activities. Accordingly, as described above, in order to better compare our cash flows from customer contracting activities to our operating performance, we use additional non-GAAP measures: gross and net cash generated from customer contracting activities. We use adjusted EBITDA in our reconciliation of net cash generated from customer contracting activities to our GAAP consolidated financial statements.
We understand that although non-GAAP measures are frequently used by investors, securities analysts, and others in their evaluation of companies, such measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•
 Gross and net cash generated from customer contracting activities include invoiced or accrued net operating fees, and invoiced as well as collected incentive fees which may be subject to adjustment or concession prior to the end of a contract or "other contractual agreement event", as defined in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in this Annual Report on Form 10-K;

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

	Year End December 31,
	2015	2014	2013	2012	2011
	( in thousands)
Net income (loss)	$(84,256)	$(79,620)	$130,083	$(119,740)	$(71,745)
Net interest (income) expense	(231)	(302)	(330)	(141)	(26)
Income tax provision (benefit)	(51,557)	(48,731)	74,349	(67,995)	(48,246)
Depreciation and amortization expense	8,462	6,047	6,823	6,355	4,862
Share-based compensation expense (1)	31,671	20,172	23,801	25,298	25,186
Restatement and other (2)	9,343	86,766	33,963	3,714	—
Adjusted EBITDA	(86,568)	(15,668)	268,689	(152,509)	(89,969)
Change in deferred customer billings (3)	112,938	23,427	(253,127)	200,114	145,797
Net cash generated from customer contracting activities	26,370	7,759	15,562	47,605	$55,828
Net services revenue (GAAP basis)	$117,239	$210,140	$504,768	$72,254	101,966
Change in deferred customer billings (3)	112,938	23,427	(253,127)	200,114	145,797
Gross cash generated from customer contracting activities	$230,177	$233,567	$251,641	$272,368	$247,763

(1)
Share-based compensation expense represents the expense associated with stock options and restricted shares granted, as reflected in our Consolidated Statements of Operations. See Note 5, Share-Based Compensation, to the consolidated financial statements included in this Annual Report on Form 10-K for the detail of the amounts of share-based compensation expense.

(2)
For the years ended December 31, 2015, 2014 and 2013, we incurred $2.5, $57.3 and $23.1 million in Restatement-related costs, respectively. Such costs were incurred to complete our Annual Report on Form 10-K and restate historical consolidated financial statements. In addition, we incurred $3.2, $22.1 and $5.2 million for the years ended December 31, 2015, 2014 and 2013, respectively, in reorganization-related costs as part of the effort to reduce our workforce in certain corporate, administrative and management functions. Such costs include severance payments, healthcare benefits, facilities costs and outplacement job training. Lastly, for the years ended December 31, 2015 and 2014, we incurred $3.6 and 7.4 million, respectively, in other non-recurring costs. Such costs included $3.8 million in costs related to the exploration of potential strategic alternatives, offset by a decrease of $0.2 million in employment tax expense relating to prior years incurred during the year ended December 31, 2015 and included $6.5 million in costs associated with our transformation office, or Transformation Office, which was created to provide continuity and cross functional accountability associated with the continued execution of our turnaround plan during the period subsequent to Stephen Schuckenbrock's resignation as our Chief Executive Officer and prior to the appointment of Dr. Emad Rizk as our Chief Executive Officer, and $0.9 million in additional employment tax expense relating to prior years incurred during the year ended December 31, 2014.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. Please review "Risk Factors" of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
RCM continues to be our primary service offering. Our RCM offering helps our customers more efficiently manage their revenue cycle process. This encompasses patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections. We focus on optimizing our customers’ entire, end-to-end revenue cycle process, which we believe is more advantageous than alternative approaches that merely focus on certain aspects or sub-processes within the revenue cycle. Our PAS offering complements our RCM offering by strengthening our customer’s compliance with certain third-party payer requirements and limiting denials of claims. For example, our PAS offering helps customers determine whether to classify a hospital visit as an in-patient or an out-patient observation case for billing purposes. We believe that the population health capabilities we are integrating into our RCM offering will enhance our value-based reimbursement capabilities to help providers enter into risk-bearing arrangements with payers.
We operate our business as a single segment configured with our significant operations and offerings organized around the business of providing end-to-end RCM services to U.S.-based hospitals and other healthcare providers.
Summary of Operations
During 2015, we continued to focus our efforts on several key strategic and operational imperatives aimed at delivering on our critical customer obligations and continued to expand the depth and breadth of our services. In response to a letter received in July 2015 from Ascension, our largest customer and the nation's largest Catholic and non-profit health system, our Board commenced a strategic review process to enhance shareholder value. The strategic review process concluded in December 2015, with the announcement of a long-term strategic partnership with Ascension to renew, revise and expand our existing services agreement for a 10-year term effective February 16, 2016.
In addition, we continued to pursue the following initiatives intended to create value for our customers:

•	Increasing investment in IT: Developing and licensing new proprietary technology and investing in capabilities that enable more seamless integration with our customers’ existing technology.

•	Strengthening front-line teams: Improving the capabilities and quality of our workforce in the field through better training and improvements in our hiring and retention processes.

•	Simplifying our measurement model: Developing and implementing a less complex measurement model to improve customer satisfaction.

•
Expanding our shared service center capabilities and infrastructure: Increasing opportunities for our customers to realize operating efficiencies and achieve margin improvements by utilizing our shared service centers.

We believe these initiatives will position us to help our healthcare provider customers deliver high-quality care and serve their communities, and do so in a financially sustainable way. As a result of these initiatives and our expanded relationship with Ascension, we expect to be able to grow gross cash generated from contracting activities in the RCM business in 2016 and beyond.
Net Services Revenue
Revenues from our RCM agreements consist primarily of net operating fees and incentive fees that are primarily performance-based and/or contingent fees. The vast majority of our operations relate to our RCM offering, however, the criteria for recognition of revenue for RCM services results in substantial variability in the net services revenue recognized between periods.
Other services revenue is primarily derived from our PAS offering.
The following table summarizes the composition of our net services revenue for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
	2015		2014		2013
RCM services: net operating fees	$66,234	56.5%	$77,456	36.9%	$224,937	44.6%
RCM services: incentive fees	20,311	17.3%	99,934	47.6%	210,303	41.7%
RCM services: other	16,381	14.0%	8,103	3.8%	3,859	0.7%
Other services fees	14,313	12.2%	24,647	11.7%	65,669	13.0%
Total net services revenue	$117,239	100.0%	$210,140	100.0%	$504,768	100.0%
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

•	Other expenses. We incur expenses related to our employees who manage PAS and other services. These expenses consist primarily of wages, bonuses, benefits, share-based compensation and other costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of expenses for executives, sales, corporate IT, legal, regulatory compliance, finance and human resources personnel, professional service fees related to external legal, tax, audit and advisory services, insurance premiums, facility charges and other corporate expenses.
Restatement and Other Costs
Restatement and other costs include Restatement and reorganization-related expenses, costs related to the exploration of strategic alternatives and certain other non-recurring costs. Restatement-related costs were incurred starting in early 2013, following our determination to restate financial results. We also reduced our workforce in certain corporate, administrative, operations and management functions as part of a reorganization effort beginning in June 2013 and continuing into 2015. Reorganization costs consist of severance payments, healthcare benefits and outplacement job training. In 2015, we continued to incur costs related to remediation of internal control weaknesses and higher than normal audit fees. In 2015, we incurred costs relating to review of strategic alternatives to drive long term growth. We also incurred non-recurring costs due to additional employment tax expense in 2014 relating to prior years regarding reclassification of contractors to employee status. In addition, we also incurred other non-recurring costs in 2014 related to our Transformation Office.
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

Revenue Recognition
Revenue is generally recognized when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) services have been rendered, (iii) a fee is fixed or determinable and (iv) collectability is reasonably assured. Our primary source of revenue is RCM service fees. We also generate revenue from other fixed fee consulting or transactional fee engagements. Net services revenue, as reported in the consolidated statement of operations and comprehensive income (loss), consist of: (a) RCM service fees and (b) professional service fees earned on a fixed fee, transactional fee or time and materials basis. RCM service fees are primarily contingent, but along with fixed fees are generally viewed as one deliverable. To the extent that certain RCM service fees are fixed and not subject to refund, adjustment or concession, these fees are generally recognized into revenue on a straight-line basis over the term of the contract.
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
If fees or services are disputed by a customer at the end of a contract, a settlement agreement entered into with the customer triggers revenue recognition. An "other contractual agreement event" occurs when a renewal or amendment to an existing contract is executed in which the parties reach agreement on prior fees. We recognize revenue up to the amount covered by such agreements.
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
Incentive Fees
We also generate revenue in the form of performance-based fees when we improve our customers’ revenue yield. These performance metrics vary by customer contract. However, certain contracts contain a contract-to-date performance metric that is not resolved until the end of the term of the contract. In some cases, when a customer agreement is extended under an evergreen provision or other amendment, fees may not be considered finalized until the end of the customer relationship. Incentive fees associated with performance metrics which are not resolved until the end of the term of the contract or an "other contractual agreement event" are recorded in deferred customer billings until we recognize revenue. Incentive fees are considered contingent fees.
Estimates of Cost of Customers’ Revenue Cycle Operations
Cost of customers’ revenue cycle operations consist of invoiced costs from customers and estimated costs not yet invoiced. These costs consist of payroll and third-party non-payroll costs. Customers’ payroll costs are reasonably estimable; however, we are significantly dependent upon information generated from our customers’

records to determine the amount of third-party non-payroll costs. Furthermore, because our customers report information on a cash basis, rather than on an accrual basis, we estimate the amount of non-payroll costs incurred but not invoiced in order to properly calculate the deferred customer billings balance of the end of each reporting period. Such estimated costs are based on contractually allowable expenses, historical reimbursed costs and estimated lag in the timing of receipt of information for third-party non-payroll costs. The timing difference includes the lag between the services rendered by third-party vendors and their billings to our customers. The accruals for such costs are included in accrued service costs and are part of the net operating fees included in deferred customer billings within the customer liabilities balance in the consolidated balance sheet. These estimates are based on the best available information and are subject to future adjustments based on additional information received from our customers. Due to the variable nature of these estimates, the adjustments can have a significant impact on the deferred customer billings balance for any reporting period in the future.
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
The carrying values of deferred income tax assets and liabilities reflect the application of our income tax accounting policies, and are based on management’s assumptions and estimates about future operating results and levels of taxable income, and judgments regarding the interpretation of the provisions of current accounting principles. We provide a valuation allowance for deferred tax assets if, based upon the weight of all available evidence, both positive and negative, it is more likely than not that some or all of the deferred tax assets will not be realized. We have established a partial valuation allowance with respect to certain separate state income net operating loss carryforward deferred tax assets. As of December 31, 2015, we have recorded a net deferred tax asset of approximately $1.5 million for costs related to the exploration of potential strategic alternatives. Some or all of this deferred tax asset may not be realized upon the execution of the Transactions.
The estimated effective tax rate for the year is applied to our quarterly operating results. In the event that there is a significant unusual or discrete item recognized, or expected to be recognized, in our quarterly operating results, the tax attributable to that item is calculated separately and recorded at the same time as the unusual or discrete item, such as the resolution of prior-year tax matters.
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
We recognize compensation expense, net of forfeitures, using a straight-line method over the applicable vesting period. Each appropriate quarter, the share-based compensation expense is adjusted to reflect all options that vested or were forfeited during the period.
We account for stock options issued to non-employees based on their estimated fair value determined using the Black-Scholes option pricing model. However, the fair value of the equity awards granted to non-employees is remeasured on each balance sheet date until the awards vest, and the related expense is adjusted based on the resulting change in value, if any. The non-employee share-based compensation expense is recognized over the performance period, which is the vesting period. Upon vesting, the performance of the non-employee is deemed complete and the vested awards are not subsequently remeasured.
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

Results of Operations
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
The following table provides consolidated operating results and other operating data for the periods indicated:

	Year Ended December 31,		2015 vs. 2014 Change
	2015	2014	Amount	%
	(In thousands)
Consolidated Statement of Operations Data:
RCM services: net operating fees	$66,234	$77,456	$(11,222)	(14.5)%
RCM services: incentive fees	20,311	99,934	(79,623)	(79.7)%
RCM services: other	16,381	8,103	8,278	n.m.
Other services fees	14,313	24,647	(10,334)	(41.9)%
Total net services revenue	117,239	210,140	(92,901)	(44.2)%
Operating expenses:
Cost of services	168,977	182,144	(13,167)	(7.2)%
Selling, general and administrative	74,963	69,883	5,080	7.3%
Restatement and other	9,343	86,766	(77,423)	(89.2)%
Total operating expenses	253,283	338,793	(85,510)	(25.2)%
Income (loss) from operations	(136,044)	(128,653)	(7,391)	5.7%
Net interest income	231	302	(71)	(23.5)%
Net income (loss) before income tax provision	(135,813)	(128,351)	(7,462)	5.8%
Income tax provision (benefit)	(51,557)	(48,731)	(2,826)	5.8%
Net income (loss)	(84,256)	(79,620)	(4,636)	5.8%
Net interest income	(231)	(302)	71	(23.5)%
Income tax provision (benefit)	(51,557)	(48,731)	(2,826)	5.8%
Depreciation and amortization expense	8,462	6,047	2,415	39.9%
Share-based compensation expense	31,671	20,172	11,499	57.0%
Restatement and other	9,343	86,766	(77,423)	(89.2)%
Adjusted EBITDA	(86,568)	(15,668)	(70,900)	n.m.
Change in deferred customer billings	112,938	23,427	89,511	n.m.
Net cash generated from customer contracting activities	$26,370	$7,759	$18,611	n.m.
Net services revenue	$117,239	$210,140	$(92,901)	(44.2)%
Change in deferred customer billings	112,938	23,427	89,511	n.m.
Gross cash generated from customer contracting activities	$230,177	$233,567	$(3,390)	(1.5)%
Components of Gross Cash Generated from Customer Contracting Activities:
RCM services: net operating fee	$123,185	$121,730	$1,455	1.2%
RCM services: incentive fee	67,656	77,239	(9,583)	(12.4)%
RCM services: other	25,023	9,952	15,071	n.m.
Total RCM services fees	215,864	208,921	6,943	3.3%
Other services fees	14,313	24,646	(10,333)	(41.9)%
Gross cash generated from customer contracting activities	$230,177	$233,567	$(3,390)	(1.5)%
n.m.—Not meaningful

Net Services Revenue
Net services revenue decreased by $92.9 million, or 44.2%, from $210.1 million for the year ended December 31, 2014 to $117.2 million for the year ended December 31, 2015. The decrease was primarily driven by fewer RCM contractual agreement events in the year ended December 31, 2015. RCM services other revenue increased by $8.3 million in 2015 compared to 2014, primarily due to significant progress toward completion of a client accounts receivable collection project started in 2015.
In addition, other service fees decreased by $10.3 million in 2015 as compared to 2014, primarily driven by a decrease in PAS revenue of approximately $8.0 million. The decrease was the result of the two-midnight rule, a regulatory change in the healthcare industry related to billing classifications for certain hospital patients.
Gross Cash Generated from Customer Contracting Activities (Non-GAAP)
Gross cash generated from customer contracting activities decreased by $3.4 million, or 1.5%, from $233.6 million for the year ended December 31, 2014, to $230.2 million for the year ended December 31, 2015. The decrease was primarily the result of an $8.0 million decrease in PAS revenue, offset in part by an increase in gross cash generated from RCM services. RCM services other revenue increased in 2015 compared to 2014, primarily due to significant progress toward completion of a client accounts receivable collection project which started in 2015.
Gross cash generated from customer contracting activities is a non-GAAP measure. Please see "Selected Consolidated Financial Data - Selected Non-GAAP Measures" for an explanation of how we calculate and use gross cash generated from customer contracting activities and for its reconciliation to net services revenue, the most comparable GAAP measure.
Cost of Services
Cost of services decreased by $13.2 million, or 7.2%, from $182.1 million for the year ended December 31, 2014, to $169.0 million for the year ended December 31, 2015. The decrease in cost of services was primarily a result of decreased costs in our PAS business and a decrease in incentive compensation costs, offset by an increase in depreciation and amortization expense of $3.2 million due to investments in our shared services centers and infrastructure related to RCM.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $5.1 million, or 7.3%, from $69.9 million for the year ended December 31, 2014 to $75.0 million for the year ended December 31, 2015. The increase was primarily due to an increase of $11.1 million in stock based compensation expense, driven by a larger number of RSAs granted in 2015 and a cash bonus of $1.8 million paid to 2014 Bonus Plan RSA Grantees. In addition, modification of share-based awards granted to our former chief executive officer during the second quarter of 2015 resulted in a $3.1 million increase in share-based compensation. This increase was offset by a decrease in other selling, general and administrative expenses as a result of the continuation of cost reduction initiatives started in the prior year and a decrease in incentive compensation costs.

Net Cash Generated from Customer Contracting Activities (Non-GAAP)
Net cash generated from customer contracting activities increased by $18.6 million from $7.8 million for the year ended December 31, 2014 to $26.4 million for the year ended December 31, 2015. This increase was primarily due to lower cash-based cost of services and selling, general and administrative expenses offset by a decrease in gross cash generated of $3.4 million as described above. Net cash generated from customer contracting activities is a non-GAAP measure. Please see "Selected Consolidated Financial Data - Selected Non-GAAP Measures" for an explanation of how we calculate and use net cash generated from customer contracting activities and for its reconciliation to net income (loss), the most comparable GAAP measure.
Restatement and Other Costs
Restatement and other costs decreased by $77.4 million, from $86.8 million for the year ended December 31, 2014, to $9.3 million for the year ended December 31, 2015. The decrease was primarily driven by a reduction in Restatement-related costs of $54.8 million, reorganization-related costs of $18.9 million, and $6.5 million in costs related to our Transformation Office in 2014. This decrease was offset by $3.8 million in costs related to the review of strategic alternatives. Such costs are considered unusual in nature by the Company and are reported separately under the caption "Restatement and other" in the accompanying consolidated statement of operations and comprehensive income (loss).
Income Taxes
Tax benefit increased by $2.8 million to $51.6 million for the year ended December 31, 2015 from $48.7 million for the year ended December 31, 2014. Our effective tax rate was approximately 38.0% for both the years ended December 31, 2015 and 2014. Our tax rate is affected by discrete items that may occur in any given year, but not consistent from year to year.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
The following table sets forth consolidated operating results and other operating data for the periods indicated:

	Year Ended December 31,		2014 vs. 2013 Change
	2014	2013	Amount	%
	(In thousands)
Consolidated Statement of Operations Data:
RCM services: net operating fees	$77,456	$224,937	$(147,481)	(65.6)%
RCM services: incentive fees	99,934	210,303	(110,369)	(52.5)%
RCM services: other	8,103	3,859	4,244	n.m.
Other services fees	24,647	65,669	(41,022)	(62.5)%
Total net services revenue	210,140	504,768	(294,628)	(58.4)%
Operating expenses:
Cost of services	182,144	186,752	(4,608)	(2.5)%
Selling, general and administrative	69,883	79,951	(10,068)	(12.6)%
Restatement and other	86,766	33,963	52,803	n.m.
Total operating expenses	338,793	300,666	38,127	12.7%
Income (loss) from operations	(128,653)	204,102	(332,755)	n.m.
Net interest income	302	330	(28)	(8.5)%
Net income (loss) before income tax provision	(128,351)	204,432	(332,783)	n.m.
Income tax provision (benefit)	(48,731)	74,349	(123,080)	n.m.
Net income (loss)	(79,620)	130,083	(209,703)	n.m.
Net interest income	(302)	(330)	28	(8.5)%
Income tax provision (benefit)	(48,731)	74,349	(123,080)	n.m.
Depreciation and amortization expense	6,047	6,823	(776)	(11.4)%
Share-based compensation expense	20,172	23,801	(3,629)	(15.2)%
Restatement and other	86,766	33,963	52,803	n.m
Adjusted EBITDA	(15,668)	268,689	(284,357)	n.m.
Change in deferred customer billings	23,427	(253,127)	276,554	n.m.
Net cash generated from customer contracting activities	$7,759	$15,562	$(7,803)	(50.1)%
Net services revenue	$210,140	$504,768	$(294,628)	(58.4)%
Change in deferred customer billings	23,427	(253,127)	276,554	n.m.
Gross cash generated from customer contracting activities	$233,567	$251,641	$(18,074)	(7.2)%
Components of Gross Cash Generated from Customer Contracting Activities:
RCM services: net operating fee	$121,730	$106,453	$15,277	14.4%
RCM services: incentive fee	77,239	75,660	1,579	2.1%
RCM services: other	9,952	3,859	6,093	n.m.
Total RCM services fees	208,921	185,972	22,949	12.3%
Other services fees	24,646	65,669	(41,023)	(62.5)%
Gross cash generated from customer contracting activities	$233,567	$251,641	$(18,074)	(7.2)%
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

In addition, other service fees decreased by $36.8 million in 2014 as compared to 2013, primarily driven by a decrease in PAS revenue of approximately $32.6 million. The decrease is the result of the aforementioned two-midnight rule. PAS revenue and profitability continued to be negatively impacted in 2015 by the two-midnight rule.
Gross Cash Generated from Customer Contracting Activities (Non-GAAP)
Gross cash generated from customer contracting activities decreased by $18.1 million, or 7.2%, from $251.6 million for the year ended December 31, 2013, to $233.6 million for the year ended December 31, 2014. The decrease was primarily the result of a $32.6 million decrease in PAS revenue. Additionally, 2013 also included $8.2 million in other service fees from the settlement of a former population health contract. This decrease was offset by an increase in gross cash generated with customers affiliated with Ascension, as approximately $20.1 million in credits were issued to such customers during 2013 in accordance with the terms of the new agreements entered into during the year.
Gross cash generated from customer contracting activities is a non-GAAP measure. Please see "Selected Consolidated Financial Data - Selected Non-GAAP Measures" for an explanation of how we calculate and use gross cash generated from customer contracting activities and for its reconciliation to net services revenue, the most comparable GAAP measure.
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
Net Cash Generated from Customer Contracting Activities (Non-GAAP)
Net cash generated from customer contracting activities decreased by $7.8 million from $15.6 million for the year ended December 31, 2013 to $7.8 million for the year ended December 31, 2014. This decrease was primarily due to lower gross cash generated of $18.1 million, offset by a decrease of $10.1 million in selling, general and administrative expenses as described above. Net cash generated from customer contracting activities is a non-GAAP measure. Please see "Selected Consolidated Financial Data - Selected Non-GAAP Measures" for an explanation of how we calculate and use net cash generated from customer contracting activities and for its reconciliation to net income (loss), the most comparable GAAP measure.
Restatement and Other Costs
Restatement and other costs increased $52.8 million from $34.0 million for the year ended December 31, 2013 to $86.8 million for the year ended December 31, 2014. The increase was primarily driven by an increase in Restatement-related costs of $34.2 million, reorganization-related costs of $16.9 million and $6.5 million in costs incurred through our Transformation Office. This increase was offset by a decrease of $4.8 million of litigation-related and other costs. These costs are considered unusual in nature by management and are reported separately under the caption "Restatement and other" in the accompanying consolidated statement of operations and comprehensive income (loss).

Income Taxes
Tax expense decreased by $123.0 million, from $74.3 million in tax expense for the year ended December 31, 2013 to a tax benefit of $48.7 million for the year ended December 31, 2014. Our effective tax rate for the years ended December 31, 2014 and 2013 were approximately 38.0% and 36.4%, respectively. Our tax rate is affected by recurring items, permanent differences and state income taxes. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year.
Liquidity and Capital Resources
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net cash provided by (used in) operating activities	$(23,812)	$(77,236)	$54,423
Net cash used in investing activities	(22,298)	(6,034)	(1,877)
Net cash provided by (used in) financing activities	4,940	(194)	(100)
Effect of exchange rate changes on cash	(500)	(260)	(511)
Net increase (decrease) in cash and cash equivalents	$(41,670)	$(83,724)	$51,935
As of December 31, 2015, 2014 and 2013, we had cash and cash equivalents of $103.5 million, $145.2 million and $228.9 million, respectively. These balances consist primarily of highly liquid money market funds. Our cash and cash equivalents, at any time, include amounts paid to us in advance by customers for the purpose of reimbursing their revenue cycle operations costs. See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in this Annual Report on Form 10-K for additional information. We expect that the combination of our current liquidity and expected additional cash generated from operations will be sufficient to satisfy our anticipated cash requirement through at least the next twelve months.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Operating Activities
Cash from operating activities improved by $53.4 million, from cash use of $77.2 million for the year ended December 31, 2014, to cash use of $23.8 million for the year ended December 31, 2015. The improvement was primarily attributable to a decrease in Restatement expenditures of $54.8 million from $57.3 million, for the year ended December 31, 2014 to $2.5 million for the year ended December 31, 2015.
Investing Activities
Cash used in investing activities increased by $16.3 million from $6.0 million for the year ended December 31, 2014, to $22.3 million for the year ended December 31, 2015. This increase was due to the purchase of computer hardware and software and for additional leasehold improvements related to the opening of a new shared services center and purchase of short-term investments.
Financing Activities
Cash used in financing activities increased by $5.1 million for the year ended December 31, 2015 primarily due to the expiration and non-renewal of our line of credit on February 15, 2015. The $5.0 million demand deposit that secured our line of credit was reclassified from restricted cash into cash and cash equivalents at March 31, 2015 as a result of the expiration.

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
Revolving Credit Facility
In September 2011, we reduced our outstanding line of credit with the Bank of Montreal from $15.0 million to $3.0 million. Our line of credit expired on February 15, 2015 and was not renewed. The $3.0 million line of credit could only be utilized in the form of letters of credit and was secured by a $5.0 million demand deposit with the Bank of Montreal. The line of credit had an initial term of three years and was renewable annually thereafter. As of December 31, 2014 and 2013, we had outstanding letters of credit of approximately $0.7 million and $0.9 million, respectively, which reduced the available line of credit to $2.3 million and $2.1 million, respectively.
Future Capital Needs
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

Contractual Obligations
Leases
The following table presents our obligations and commitments to make future minimum rental payments under all non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2015 (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Future minimum rental payments	$5,267	$6,559	$6,275	$5,620	$5,395	$13,178	$42,294
We rent office space and equipment under a series of operating leases, primarily for our Chicago corporate office, shared services centers and India operations. Our leases contain various rent holidays and rent escalation clauses and entitlements for tenant improvement allowances. Lease payments are amortized to expense on a straight-line basis over the lease term.
Uncertain Tax Positions
We have a $1.2 million liability for uncertain tax positions as of December 31, 2015. These have been excluded from the "Contractual Obligations" table as we cannot reasonably estimate the period of cash settlement for the tax positions presented in our financial statements as a reduction of our deferred tax asset.
Off-Balance Sheet Arrangements
Other than operating leases for office space and the revolving credit facility as noted above, there were no off-balance sheet transactions, arrangements or other relationships with other persons in 2015, 2014 or 2013 that would have affected our liquidity or the availability of, or requirements for, capital resources.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk
Interest Rate Sensitivity. Our interest income is primarily generated from interest earned on operating cash accounts. Our exposure to market risks related to interest expense as of December 31, 2015 was limited to interest earned on our restricted cash equivalents. We do not enter into interest rate swaps, caps or collars or other hedging instruments. As a result, we believe that the risk of a significant impact on our operating income from interest rate fluctuations is not substantial.
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee because a portion of our operating expenses are incurred by our subsidiary in India and are denominated in Indian rupees. However, we do not generate any revenues outside of the United States. For the years ended December 31, 2015, 2014 and 2013, 7%, 5% and 4%, respectively, of our expenses were denominated in Indian rupees. As a result, we believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial.

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

Overview

As previously disclosed under "Item 9A - Controls and Procedures" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, or the 2014 10-K, we concluded that our internal control over financial reporting was not effective as a result of the material weaknesses identified in the 2014 10-K.

One of our goals during the first half of 2015 was to complete, and file, our delinquent financial reports. This goal was accomplished on June 23, 2015 as we filed our 2014 10-K, and two weeks later, on July 7, 2015, we filed our Form 10-Q for the three month period ended March 31, 2015, and became current with our SEC financial statement filing requirements. During the first half of 2015, we spent considerable time, and deployed considerable resources, in redesigning our internal controls over financial reporting. Significant effort was expended in the second half of 2015 implementing and executing the new controls. In light of the above timeline, we are unable to demonstrate the sustainability of the controls we have implemented and are therefore unable to conclude that we have remediated our material weaknesses; however, we continue to invest significant time and resources and take actions to remediate material weaknesses in our internal control over financial reporting.

While our remediation efforts continue, we have relied on and will continue to rely on extensive, temporary manual procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by an effective internal control environment. These procedures include, but are not limited to:

•
Execution of a more thorough and repeatable financial statement close process, thereby allowing us to conduct additional analysis and substantive procedures, including preparation of account reconciliations and making additional adjustments as necessary to verify the accuracy and completeness of our financial reporting; and

•
Hiring additional resources and retaining outside consultants with relevant accounting experience, skills and knowledge, working under our supervision and direction to assist with our remediation efforts.

Notwithstanding the existence of the material weaknesses as described below, we believe that the consolidated financial statements in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with United States generally accepted accounting principles (GAAP).

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

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management conducted a process to assess the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

During the assessment process, we identified material weaknesses in our control environment related to our inability to demonstrate the maturity, repeatability and sustainability of internal controls over financial reporting.

As a result of the material weaknesses described above, management has concluded that, as of December 31, 2015, our internal control over financial reporting was not effective. The "Report of Independent Registered Public Accounting Firm" relating to internal control over financial reporting as of December 31, 2015, is presented on page 68.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on our identification of material weaknesses in internal control over financial reporting described above (which we view as an integral part of our disclosure controls), our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective.

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

During 2014 and 2015, numerous changes were made throughout our organization and significant actions have been undertaken to reinforce the significance of a strong control environment, including training and other steps designed to strengthen and enhance our control culture.

To remediate the control environment deficiencies identified herein, our leadership team, including the Chief Executive Officer, and the Chief Financial Officer, has reaffirmed and reemphasized the importance of internal control, control consciousness and a strong control environment. In addition, we have developed and implemented a remediation plan to address the material weakness.

Our plan included the following actions:

•	adopted new accounting policies for revenue recognition and software capitalization;

•	implemented periodic reviews with the relevant internal process owners of tangible and intangible asset acquisitions and dispositions to ensure proper accounting;

•	established a contract governance committee to oversee all contracting activity;

•	completed the implementation of a more robust contract governance structure to assure appropriate administration, compliance and accounting treatment for new or amended contract terms;

•	established a contracting boundaries protocol to clarify the delegation of contracting authority to personnel involved in establishing customer contract terms;

•	appointed experienced professionals to key leadership positions;

•	established a new reporting structure with more clearly defined accountabilities;

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

Our management believes that meaningful progress has been made against remaining remediation efforts; although timetables vary, management regards successful completion as an important priority. Remaining remediation activities include:

•	finalizing our transition to the 2013 COSO framework;

•	strengthening information technology general controls;

•	implementing and executing a year round internal controls testing and monitoring program; and

•	enhancing our Sarbanes-Oxley compliance procedures.

When implemented, operational and demonstrated to be repeatable and sustainable, our management believes the measures described above will remediate the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to improving our internal control processes and intend to continue to review and improve our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

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
We have audited Accretive Health, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Accretive Health, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in its control environment related to its inability to demonstrate the maturity, repeatability and sustainability of internal controls over financial reporting. We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Accretive Health, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audits of the Company’s financial statements for the year ended December 31, 2015, and this report does not affect our report dated March 10, 2016, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria Accretive Health, Inc. has not maintained effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
/s/ Ernst & Young LLP
Chicago, Illinois
March 10, 2016

Item 9B.	Other Information
None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item with respect to our directors and executive officers will be contained in our 2016 Proxy Statement under the caption "Information About Our Directors, Officers and 5% Stockholders" and is incorporated in this report by reference.
The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance will be contained in our 2016 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated in this report by reference.
The information required by this item with respect to corporate governance matters will be contained in our 2016 Proxy Statement under the caption "Corporate Governance" and is incorporated in this report by reference.
Code of Ethics
We have adopted a code of business conduct and ethics that applies to our directors and officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) as well as our employees. Copies of our code of business conduct and ethics are available without charge upon written request directed to Corporate Secretary, Accretive Health, Inc., 401 N. Michigan Avenue, Suite 2700, Chicago, Illinois, 60611.

Item 11.	Executive Compensation

Information required to be furnished by Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K regarding executive compensation will be included in our 2016 Proxy Statement, and is herein incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with regard to security ownership of certain beneficial owners and management will be contained in our 2016 Proxy Statement under the caption "Information About Our Directors, Officers and 5% Stockholders - Security Ownership of Certain Beneficial Owners and Management" and is incorporated in this report by reference.

The information required by this item with regard to securities authorized for issuance under equity compensation plans will be contained in our 2016 Proxy Statement under the caption "Executive Compensation - Securities Authorized for Issuance under our Equity Compensation Plans" and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in our 2016 Proxy Statement under the captions "Related-Party Transactions" and "Corporate Governance" and is incorporated in this report by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item will be contained in our 2016 Proxy Statement under the caption "Ratification of the Selection of Independent Registered Public Accounting Firm" and is incorporated in this report by reference.

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
Date: March 10, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Emad Rizk Emad Rizk	Director, President and Chief Executive Officer (Principal Executive Officer)	March 10, 2016

/s/ Peter P. Csapo Peter P. Csapo	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 10, 2016

/s/ Richard Evans Richard Evans	Principal Accounting Officer	March 10, 2016

/s/ Steven J. Shulman Steven J. Shulman	Chairman of the Board	March 10, 2016

/s/ Alex J. Mandl Alex J. Mandl	Director	March 10, 2016

/s/ Charles J. Ditkoff Charles J. Ditkoff	Director	March 10, 2016

/s/ Joseph R. Impicciche Joseph R. Impicciche	Director	March 10, 2016

/s/ John B. Henneman, III John B. Henneman, III	Director	March 10, 2016

Signature	Title	Date

/s/ Neal Moszkowski Neal Moszkowski	Director	March 10, 2016

/s/ Ian Sacks Ian Sacks	Director	March 10, 2016

/s/ Anthony J. Speranzo Anthony J. Speranzo	Director	March 10, 2016

Accretive Health, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Accretive Health, Inc.

We have audited the accompanying consolidated balance sheets of Accretive Health, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accretive Health, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Accretive Health, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 10, 2016, expressed an adverse opinion thereon.

/s/ Ernst & Young, LLP
Chicago, Illinois
March 10, 2016

Accretive Health, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$103,497	$145,167
Short-term investments	1,023	—
Restricted cash	—	5,000
Accounts receivable, net	10,194	4,438
Prepaid income taxes	1,102	6,138
Current deferred tax assets	—	62,322
Other current assets	10,924	7,389
Total current assets	126,740	230,454
Property, equipment and software, net	27,217	14,594
Non-current deferred tax asset	300,825	201,163
Restricted cash equivalents	1,500	—
Goodwill and other assets, net	4,007	162
Total assets	$460,289	$446,373
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	5,306	12,488
Current portion of customer liabilities	202,516	219,998
Accrued compensation and benefits	9,062	14,983
Other accrued expenses	15,743	15,680
Total current liabilities	232,627	263,149
Non-current portion of customer liabilities	432,477	317,065
Other non-current liabilities	8,498	8,405
Total liabilities	$673,602	$588,619
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 500,000,000 shares authorized, 113,259,408 shares issued and 107,715,436 shares outstanding at December 31, 2015; 102,890,241 shares issued and 98,112,019 shares outstanding at December 31, 2014	1,133	1,029
Additional paid-in capital	322,492	307,075
Accumulated deficit	(481,773)	(397,517)
Accumulated other comprehensive loss	(2,488)	(1,763)
Treasury stock	(52,677)	(51,070)
Total stockholders’ equity (deficit)	(213,313)	(142,246)
Total liabilities and stockholders’ equity (deficit)	$460,289	$446,373
See accompanying notes to consolidated financial statements.

Accretive Health, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Net services revenue	$117,239	$210,140	$504,768
Operating expenses:
Cost of services	168,977	182,144	186,752
Selling, general and administrative	74,963	69,883	79,951
Restatement and other	9,343	86,766	33,963
Total operating expenses	253,283	338,793	300,666
Income (loss) from operations	(136,044)	(128,653)	204,102
Net interest income	231	302	330
Income (loss) before income tax provision	(135,813)	(128,351)	204,432
Income tax provision (benefit)	(51,557)	(48,731)	74,349
Net income (loss)	$(84,256)	$(79,620)	$130,083
Net income (loss) per common share:
Basic	$(0.87)	$(0.83)	$1.36
Diluted	$(0.87)	$(0.83)	$1.34
Weighted average shares used in calculating net income (loss) per common share:
Basic	96,806,885	95,760,762	95,687,940
Diluted	96,806,885	95,760,762	96,845,664
Consolidated statements of comprehensive income (loss)
Net income (loss)	(84,256)	(79,620)	130,083
Other comprehensive loss:
Foreign currency translation adjustments	(725)	(304)	(703)
Comprehensive income (loss)	$(84,981)	$(79,924)	$129,380
See accompanying notes to consolidated financial statements.

Accretive Health, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated other comprehensive (loss)	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2013	100,007,538	$1,000	(4,337,487)	$(50,539)	$262,075	$(447,980)	$(756)	$(236,200)
Share-based compensation expense	—	—	—	—	25,025	—	—	25,025
Deferred tax asset write off net of excess tax benefit of $15	—	—	—	—	(3,702)	—	—	(3,702)
Issuance of common stock related to share-based compensation plans	517,703	5	—	—	41	—	—	46
Treasury stock purchases	—	—	(176,843)	(161)	—	—	—	(161)
Foreign currency translation adjustments	—	—	—	—	—	—	(703)	(703)
Net income	—	—	—	—	—	130,083	—	130,083
Balance at December 31, 2013	100,525,241	$1,005	(4,514,330)	$(50,700)	$283,439	$(317,897)	$(1,459)	$(85,612)
Share-based compensation expense	—	—	—	—	27,181	—	—	27,181
Deferred tax asset write off including windfall of $15	—	—	—	—	(3,521)	—	—	(3,521)
Issuance of common stock related to share-based compensation plans	2,365,000	24	—	—	(24)	—	—	—
Treasury stock purchases	—	—	(263,892)	(370)	—	—	—	(370)
Foreign currency translation adjustments	—	—	—	—	—	—	(304)	(304)
Net income (loss)	—	—	—	—	—	(79,620)	—	(79,620)
Balance at December 31, 2014	102,890,241	$1,029	(4,778,222)	$(51,070)	$307,075	$(397,517)	$(1,763)	$(142,246)
Share-based compensation expense	—	—	—	—	29,236	—	—	29,236
Deferred tax asset write off including shortfall of $1,990	—	—	—	—	(15,262)	—	—	(15,262)
Issuance of common stock related to share-based compensation plans	8,994,729	90	—	—	(90)	—	—	—
Exercise of vested stock options	1,374,438	14			1,533			1,547
Treasury stock purchases	—	—	(765,750)	(1,607)	—	—	—	(1,607)
Foreign currency translation adjustments	—	—	—	—	—	—	(725)	(725)
Net income (loss)	—	—	—	—	—	(84,256)	—	(84,256)
Balance at December 31, 2015	113,259,408	$1,133	(5,543,972)	$(52,677)	$322,492	$(481,773)	$(2,488)	$(213,313)
See accompanying notes to consolidated financial statements.

Accretive Health, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income (loss)	$(84,256)	$(79,620)	$130,083
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	8,462	6,047	6,823
Share-based compensation	29,236	27,181	25,025
Loss on disposal	—	1,604	—
Provision (recovery) for doubtful receivables	(46)	(430)	634
Deferred income taxes	(52,690)	(49,227)	79,356
Excess tax benefit from share-based awards	—	(176)	(15)
Changes in operating assets and liabilities:
Accounts receivable	(5,709)	20,548	658
Restricted cash equivalents	(1,500)	—	—
Prepaid income taxes	5,058	3,794	(4,836)
Other assets	(7,465)	(47)	14,434
Accounts payable	(7,162)	8,251	3,378
Accrued compensation and benefits	(5,918)	3,174	3,813
Other liabilities	248	(3,312)	(2,955)
Customer liabilities	97,930	(15,023)	(201,975)
Net cash provided by (used in) operating activities	(23,812)	(77,236)	54,423
Investing activities
Purchase of short-term investments	(1,023)	—	—
Purchases of property, equipment, and software	(21,275)	(6,034)	(1,877)
Net cash used in investing activities	(22,298)	(6,034)	(1,877)
Financing activities
Excess tax benefit from share-based awards	—	176	15
Exercise of vested stock options	1,547	—	46
Purchase of treasury stock	(1,607)	(370)	(161)
Restricted cash release from letter of credit	5,000	—	—
Net cash provided by (used in) financing activities	4,940	(194)	(100)
Effect of exchange rate changes in cash	(500)	(260)	(511)
Net increase (decrease) in cash and cash equivalents	(41,670)	(83,724)	51,935
Cash and cash equivalents, at beginning of year	145,167	228,891	176,956
Cash and cash equivalents, at end of year	$103,497	$145,167	$228,891
Supplemental disclosures of cash flow information
Income taxes paid	$(1,088)	$(801)	$(1,742)
Income taxes refunded	$1,441	$3,014	$754
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
Segments
Reporting segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, relating to resource allocation and performance assessments. All of the Company’s operations are organized around the single business of providing end-to-end management services of revenue cycle operations for U.S-based hospitals and other medical providers. The Company views its operations and manages its business as one operating and reporting segment.
Revenue Recognition
Revenue is generally recognized when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured.

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 2. Summary of Significant Accounting Policies (continued)
Net service fees, as reported in the consolidated statement of operations and comprehensive income (loss), consist of: (a) RCM service fees and (b) professional service fees earned on a fixed fee, transactional fee or time and materials basis. The Company’s primary source of revenue is RCM service fees. RCM service fees are primarily contingent, but along with fixed fees are generally viewed as one deliverable. To the extent that certain RCM service fees are fixed and not subject to refund, adjustment or concession, such fees are recognized as revenue on a straight-line basis over the term of the contract.
On a limited basis, the Company enters into contracts with multiple accounting elements which may include a combination of fixed fee or transactional fee elements. The selling price of each element is determined by using management's best estimate of selling price. Revenues are recognized in accordance with the accounting policies for the separate elements.
RCM service fees that are contingent in nature are recognized as revenue once all the criteria for revenue recognition are met, which is generally at the end of a contract or other contractual agreement event. Revenue is recognized for RCM service fees upon the contract reaching the end of its stated term (such that the contractual relationship will not continue in its current form) to the extent that: (i) cash has been received for invoiced fees and (ii) there are no disputes at the conclusion of the term of the contract.
If fees or services are disputed by a customer at the end of a contract, a settlement agreement entered into with the customer triggers revenue recognition. An "other contractual agreement event" occurs when a renewal or amendment to an existing contract is executed in which the parties reach agreement on prior fees. Revenue is recognized up to the amount covered by such agreements.
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
Net operating fees are recorded as deferred customer billings until the Company recognizes revenue for a customer contract at the end of a contract or reaches an "other contractual agreement event". The amount of unpaid costs of customers’ revenue cycle operations and shared cost savings are reported as accrued service costs within customer liabilities in the consolidated balance sheets.
Incentive Fees
The Company generates revenue in the form of performance-based fees when the Company improves the customers’ revenue yield. These performance metrics vary by customer contract. However, certain contracts contain a contract-to-date performance metric that is not resolved until the end of the term of the contract. Incentive fees are reported as deferred customer billings only upon cash receipt and until the Company recognizes revenue for a customer at the end of a contract or other contractual agreement event. In some cases, when a customer agreement is extended under an evergreen provision or other amendment, fees may not be considered finalized until the end of the

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 2. Summary of Significant Accounting Policies (continued)
customer relationship. Incentive fees associated with performance metrics which are not resolved until the end of the term of the contract or an "other contractual agreement event" are recorded in deferred customer billings until the Company recognizes revenue. Incentive fees are considered contingent fees.
Customer Liabilities
Base fees and fixed fees are billed on a monthly or quarterly basis and incentive fees are billed to customers on a quarterly basis. Generally, base fees are billed in advance of each service period. Customer liabilities include (i) accrued service costs (amounts due and accrued for cost reimbursements net of amounts receivable for base fees from the corresponding customer), (ii) deferred customer billings (net operating fees invoiced or accrued and incentive fees collected that have not met all revenue recognition criteria), (iii) customer deposits (consisting primarily of net operating fees under the Company’s RCM contracts that are paid prior to the service period and amounts due as a refund to our customers on incentive fees) and (iv) deferred revenue (fixed fees amortized to revenue over the service period or fixed or determinable fees that have not met all other revenue recognition criteria). Deferred customer billings are classified as current based on the customer contract end dates or other termination events that fall within twelve months of the balance sheet dates. Accrued service cost, customer deposits and deferred revenue are classified as current or non-current based on the anticipated period in which the liabilities are expected to be settled or the revenue is expected to be recognized.

	December 31,
	2015	2014
Deferred customer billings, current	$130,124	$132,063
Accrued service costs, current	70,656	68,077
Customer deposits, current	1,641	19,675
Deferred revenue, current	95	183
Current portion of customer liabilities	202,516	219,998
Deferred customer billings, non-current	431,944	317,065
Customer deposits, non-current	533	—
Non current portion of customer liabilities	432,477	317,065
Total customer liabilities	$634,993	$537,063
Consulting Fees, Transaction Fees and Contingent Service Fees
The Company also generates revenue from fixed-fee arrangements, transactional service contracts and contingent-fee service contracts. Provided all other criteria of revenue recognition are met under Accounting Standards Codification ("ASC") 605, Revenue Recognition, revenue under these arrangements is recognized as services are performed, deliverables are provided and related contingencies are removed. All related direct costs are recorded as period costs when incurred. Such consulting fees, transactional fees and contingent service fees are generated from services such as physician advisory services, population health solutions and other related consulting services.
Cost of Services
Costs associated with generating the Company’s net services revenue, including the cost of operating its shared services centers, are expensed as incurred. Cost of services consist of (i) infused management and technology costs, (ii) shared services costs and (iii) other costs to perform physician advisory services and population health solutions. Infused management and technology costs consist primarily of wages, bonuses, benefits, share-based

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 2. Summary of Significant Accounting Policies (continued)
compensation, travel and other costs associated with deploying the Company’s employees at customer sites to help manage the Company’s customers’ revenue cycle operations. The other significant portion of such expenses is an allocation of the costs associated with maintaining, improving and deploying our integrated proprietary technology suite. Shared services costs relate to the Company’s shared services centers in the U.S. and India that perform patient scheduling and pre-registration, medical transcription, cash posting, reconciliation of payments to billing records, patient follow-up and Medicaid eligibility determination for our customers. The Company incurs expenses related to salaries and benefits for employees in its shared services centers and non-payroll costs associated with operating its shared services centers. Other expenses consist of costs related to managing physician advisory services, population health solutions and other services. These expenses consist primarily of wages, bonuses, benefits, share-based compensation and facilities costs.
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
Short-term Investments
At December 31, 2015, the Company's Indian subsidiaries had invested in $1.0 million of time deposits with an original maturity greater than three months. Our time deposits are classified as "held-to-maturity" as the Company has both the intent and ability to hold to maturity. The current value is not materially different than the fair value.
Restricted Cash Equivalents
In 2015, restricted cash equivalents represent the amount of certificate of deposits ("CDs"), with a maturity of three months or less, that the Company is unable to access for operational purposes as the CDs collateralize the Company's corporate travel program. At December 31, 2015, the Company had $1.5 million in restricted cash equivalents. The Company did not have any restricted cash equivalents at December 31, 2014.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable is comprised of unpaid balances pertaining to non-RCM service fees and net receivable balances for RCM customers after considering cost reimbursements owed to such customers, including related accrued balances.
The Company maintains an estimated allowance for doubtful accounts to reduce its accounts receivable to the amount that it believes will be collected. This allowance is based on the Company’s historical experience, its assessment of each customer’s ability to pay, the length of time a balance has been outstanding, input from key customer resources assigned to each customer and the status of any ongoing operations with each applicable customer.

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 2. Summary of Significant Accounting Policies (continued)
Movements in the allowance for doubtful accounts are as follows (in thousands):

	December 31,
	2015	2014	2013
Beginning balance	$314	$740	$183
Provision (recovery)	(46)	(430)	634
Write-offs	(169)	4	(77)
Ending balance	$99	$314	$740
Property, Equipment and Software
Property and equipment are stated at cost, and related depreciation and amortization are calculated on the straight-line method over the estimated useful lives of the assets.
For many internally developed software projects, the Company adheres to a development methodology where the process moves quickly between planning, design, development and testing, and then moves back to planning before the testing is complete. Consequently, there are short development cycles and rapid production changes for such software projects. As a result, the qualifying activities to capitalize development costs have a short timeframe and therefore, the Company expenses its internal development labor costs as incurred for such projects. For projects that do not meet the criteria described above, the Company capitalizes qualifying internal costs in accordance with GAAP. The Company capitalizes qualifying third-party costs and hardware and software costs related to the Company’s software development activities in accordance with GAAP. The Company amortizes the capitalized software development costs over their estimated life on a straight-line basis.
The major classifications of property, equipment and software and their expected useful lives are as follows:

Computers and other equipment	3 years
Leasehold improvements	Shorter of 10 years or lease term
Office furniture	5 years
Software	3 to 5 years
Goodwill
Goodwill represents the excess purchase price over the net assets of a business the Company acquired in May 2006. Goodwill is not subject to amortization but is subject to impairment testing at least annually. During the year ended December 31, 2015, the remaining goodwill was reduced by tax benefits of $0.2 million. The Company has no goodwill as of December 31, 2015. At December 31, 2014, the Company has $0.2 million of goodwill that is included in "Goodwill and other assets, net" in the accompanying consolidated balance sheet.
Impairment of Long-Lived Assets
Property, equipment, software and other acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If circumstances require a long-lived asset or asset group be reviewed for possible impairment, the Company first compares undiscounted cash flows expected to be generated by each asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. There was no impairment of property, equipment, software or other acquired intangible assets for the years ended December 31, 2015, 2014 and 2013.

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
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest amount of benefit that has a greater than 50% percent likelihood of being realized upon ultimate settlement. Interest and penalties relating to income taxes are recognized in our income tax provision in the statements of consolidated operations.
Fair Value of Financial Instruments
The Company records its financial assets and liabilities at fair value. The accounting standard for fair value (i) defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date, (ii) establishes a framework for measuring fair value, (iii) establishes a hierarchy of fair value measurements based upon the ability to observe inputs used to value assets and liabilities, (iv) requires consideration of nonperformance risk and (v) expands disclosures about the methods used to measure fair value. The accounting standard establishes a three-level hierarchy of measurements based upon the reliability of observable and unobservable inputs used to arrive at fair value. Observable inputs are independent market data, while unobservable inputs reflect the Company’s assumptions about valuation. The three levels of the hierarchy are defined as follows:

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
The carrying amounts of the Company’s financial instruments, which include financial assets such as cash and cash equivalents, restricted cash, restricted cash equivalents, accounts receivable, amounts due from related party, short-term investments and certain other current assets, as well as financial liabilities such as accounts payable, accrued service costs, accrued compensation and benefits and certain other accrued expenses, approximate their fair values, due to the short-term nature of these instruments. The Company’s financial assets which are required to be measured at fair value on a recurring basis consist of cash equivalents, which are highly liquid money market funds and accordingly are classified as Level 1 assets in the fair value hierarchy. The Company’s CDs are valued at face value, plus accrued interest, which approximates fair value, and are reported as Level 2 assets in the fair value hierarchy. The Company does not have any financial liabilities that are required to be measured at fair value on a recurring basis.

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 2. Summary of Significant Accounting Policies (continued)
Legal and Other Contingencies
In the normal course of business, the Company is subject to regulatory investigations or legal proceedings, as well as demands, claims and threatened litigation. The Company records an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of the probability and whether the loss can be reasonably estimated. Actual expenses could differ from such estimates.
Foreign Currency Translation and Transaction Gains (Losses)
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where such local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at average exchange rates during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss).
The Company’s foreign currency transaction gains and losses are included in selling, general and administrative in the accompanying consolidated statements of operations and comprehensive income (loss).
Share-Based Compensation Expense
The Company determines the expense for all employee share-based compensation awards by estimating their fair value and recognizing such value as an expense, on a ratable basis, in the consolidated financial statements over the requisite service period in which the employees earn the awards. The fair value of performance and service condition stock options is calculated using the Black-Scholes option pricing model and, for market condition stock options, the fair value is estimated using Monte Carlo simulations.
To determine the fair value of a share-based award using the Black-Scholes option pricing model, the Company makes assumptions regarding the risk-free interest rate, expected future volatility, expected life of the award and expected forfeitures of the awards. These inputs are subjective and generally require significant analysis and judgment to develop. The Company aggregates all employees into one pool based on the grant date for valuation purposes. The risk-free rate is based on the U.S. treasury yield curve in effect at the time of grant. The Company estimates the expected volatility of the share price by reviewing the historical volatility levels of its common stock in conjunction with that of public companies that operate in similar industries or are similar in terms of stage of development or size and then projecting this information toward its future expected volatility. The Company exercises judgment in selecting these companies, as well as in evaluating the available historical and implied volatility for these companies. The Company calculates the expected term in years for each stock option using a simplified method based on the average of each option’s vesting term and original contractual term. The Company applies an estimated forfeiture rate derived from its historical data and estimates of the likely future actions of option holders when recognizing the share-based compensation expense of the options.
To determine the fair value of a share-based award using Monte Carlo simulations, the Company makes assumptions regarding the risk-free interest rate, expected future volatility, expected dividend yield and performance period. The risk-free rate is based on the U.S. treasury yield curve in effect at the time of grant. The Company estimates the expected volatility of the share price by reviewing the historical volatility levels of its common stock in conjunction with that of public companies that operate in similar industries or are similar in terms of stage of development or size and then projecting this information toward its future expected volatility. Dividend yield is determined based on the Company’s future plans to pay dividends. The Company had no plans to do so at December 31, 2015. The Company calculates the performance period based on the specific market condition to be achieved and derived from historical data and estimates of future performance.

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
The Company accounts for stock options issued to non-employees based on their estimated fair value determined using the Black-Scholes option pricing model. The stock options issued to non-employees vest over the arrangement period. The fair value of the equity awards granted to non-employees is remeasured on each balance sheet date until the awards vest, and the related expense is adjusted based on the resulting changes in fair value, if any. The non-employee share-based compensation expense is recognized over the performance period, which is the vesting period. Upon vesting, the performance of the non-employee is deemed complete and the vested awards are not subsequently remeasured.
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

In November 2015, the FASB issued Accounting Standards Update 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (Topic 740) ("ASU 2015-17"). Previously under GAAP, an entity was required to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. ASU 2015-17 simplifies the presentation of deferred income taxes and requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. ASU 2015-17 is effective for fiscal years and interim periods within such years, beginning on or after December 15, 2016. The FASB  permits early adoption by all entities as of the beginning of any interim or annual reporting period. As permitted by ASU 2015-17, the Company adopted the provisions on a prospective basis for the reporting period ended December 31,

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 2. Summary of Significant Accounting Policies (continued)
2015.  The deferred tax assets and liabilities from prior periods ended December 31, 2014 and 2013 were not retroactively adjusted.
Newly Issued Accounting Standards and Disclosures
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The pronouncement is effective for annual reporting periods beginning after December 15, 2017, including interim periods within such reporting period and is to be applied using one of two retrospective application methods, with early application permitted. The Company has not yet determined the potential effects of the new standard on its consolidated financial statements, if any.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which supersedes existing guidance on accounting for leases in Topic 840, Leases. ASU 2016-02 generally requires all leases to be recognized in the statement of financial position. The provisions of ASU 2016-02 are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company has not yet determined the potential effects of the new standard on the consolidated financial statements, if any.

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 3. Property, Equipment and Software
Property, equipment and software consist of the following (in thousands):

	December 31,
	2015	2014
Computer and other equipment	$21,348	$17,701
Leasehold improvements	17,851	12,491
Software	22,302	12,398
Office furniture	4,888	3,152
Property and equipment and software, gross	66,389	45,742
Less accumulated depreciation and amortization	(39,172)	(31,148)
Property and equipment and software, net	$27,217	$14,594
The following table summarizes the allocation of depreciation and amortization expense between cost of services and selling, general and administrative expenses (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Cost of services	$7,536	$4,603	$4,697
Selling, general and administrative	926	1,444	2,126
Total depreciation and amortization	$8,462	$6,047	$6,823
Note 4. Stockholders’ Equity (Deficit)
Preferred Stock
The Company has 5,000,000 shares of authorized preferred stock, each with a par value of $0.01. The preferred stock may be issued from time to time in one or more series. The board of directors of the Company ("Board") is authorized to determine the rights, preferences, privileges and restrictions of the Company’s authorized but unissued shares of preferred stock. As of December 31, 2015, 2014 and 2013, the Company did not have any shares of preferred stock outstanding. See Note 12, Subsequent Events, for a discussion of the Series A Convertible Preferred Stock, par value $0.01 per share, issued on February 16, 2016.
Common Stock
Each outstanding share of the Company's common stock, par value $0.01 per share ("common stock"), is entitled to one vote per share on all matters submitted to a vote by shareholders. Subject to the rights of any preferred stock which may from time to time be outstanding, the holders of outstanding shares of common stock are entitled to receive dividends and, upon liquidation or dissolution, are entitled to receive pro rata all assets legally available for distribution to stockholders. No dividends were declared or paid on the common stock during 2015, 2014 and 2013.
Treasury Stock
In September 2012, the Board authorized a share repurchase plan allowing the Company to repurchase up to $50.0 million of its outstanding shares of common stock. For the year ended December 31, 2012, the Company repurchased 4,307,362 shares of its common stock under the share repurchase plan at an average price of $11.61 per share for a total of $50.0 million. Such amount was recorded as a reduction of stockholders’ equity (deficit). As of December 31, 2012, the share repurchase plan was concluded.

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 4. Stockholders’ Equity (Deficit) (continued)
On November 13, 2013, the Board authorized another repurchase of up to $50.0 million of the Company’s common stock in the open market or in privately negotiated transactions following the Restatement, as defined in Note 7, Restatement and Other. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time at the sole discretion of the Board. Any repurchased shares will be available for use in connection with the Company’s stock plans and for other corporate purposes. The Company currently intends to fund the repurchases from cash on hand. No shares of common stock had been repurchased under this plan as of the date at which these consolidated financial statements were issued.
Treasury stock also includes repurchases of Company stock related to employees’ tax withholding upon vesting of restricted shares. See Note 5, Share-Based Compensation.
Note 5. Share-Based Compensation
The Company maintains two stock incentive plans: the 2006 Amended and Restated Stock Option Plan (the "2006 Plan") and the 2010 Amended and Restated Stock Incentive Plan (the "2010 Amended Plan", together with the 2006 Plan, the "Plans"). In August 2015, the Company's stockholders approved the Amended and Restated 2010 Stock Incentive Plan, which authorized the issuance of an additional five million shares of the Company's common stock pursuant to awards and made a number of other amendments to the 2010 Plan.
Under the Plans, the Company could issue (up to a maximum of 29,374,756 shares) any shares that remained available for issuance under the 2006 Plan as of the date of the IPO and any shares subject to awards that were outstanding under the 2006 Plan as of the date of the IPO that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company without the issuance of shares thereunder. The Company will not make any further grants under the 2006 Plan. The 2010 Amended Plan provides for the grant of incentive stock options, non-statutory stock options, Restricted Stock Awards, ("RSAs") and other share-based awards. As of December 31, 2015, an aggregate of 16,012,417 shares were outstanding as either options or RSAs under the Plans, and 5,148,848 shares were available for future grants of awards under the 2010 Amended Plan. To the extent that previously granted awards under the 2006 Plan or 2010 Amended Plan expire, terminate or are otherwise surrendered, canceled or forfeited, the number of shares available for future awards under the 2010 Amended Plan will increase.
Under the terms of the Plans, all awards will expire if they are not exercised within ten years of their grant date. Substantially all employee options and RSAs vest over four years at a rate of 25% per year on each grant date anniversary. Substantially all non-employee options vest over either one year or four years (at a rate of 25% per year). Options granted under the 2006 Plan could be exercised immediately upon grant, but upon exercise the shares issued were subject to the same vesting and repurchase provisions that applied before the exercise. There were no such exercises during the years ended December 31, 2015, 2014 and 2013. Options granted under the 2010 Plan and 2010 Amended Plan cannot be exercised prior to vesting.
In 2014 and 2013, the Company granted service-based, non-qualified options to purchase 3,400,000 and 4,703,801 shares of common stock and awarded 1,000,000 and 400,000 shares of restricted stock, respectively, to key employees pursuant to inducement grant rules of the New York Stock Exchange ("NYSE"), of which 7,103,801 of the stock options were outstanding as of December 31, 2015 and 2014 and 1,399,980 and 1,749,988 of the shares of restricted stock were outstanding as of December 31, 2015 and 2014, respectively.
Also in 2014, pursuant to inducement grant rules of the NYSE, the Company granted a market-based award of 500,000 shares of restricted stock to the Chief Executive Officer. This RSA vests only when the average closing price of the Company’s stock price equals or exceeds twice the amount of the grant date stock price.

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 5. Share-Based Compensation (continued)
The Company uses the Black-Scholes option pricing model to estimate the fair value of its service-based options as of its grant date. The Company uses the Monte Carlo simulations to estimate the fair value of its RSAs with vesting based on market-based performance conditions as of their respective grant dates. Expected life is based on the market condition to which the vesting is tied.
The following table sets forth the significant assumptions used in the Black-Scholes option pricing model and the Monte Carlo simulations and the calculation of share-based compensation expense during 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Expected dividend yield	—	—	—
Risk-free interest rate	1.5% to 2.0%	1.9% to 2.2%	0.9% to 2.1%
Expected volatility	50%	50%	50%
Expected term (in years)	6.25	6.25 to 7.50	5.82 to 8.82
Forfeitures	5.68% annually	5.68% annually	5.68% annually
Total share-based compensation costs that have been included in the Company’s consolidated statements of operations were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013

Share-Based Compensation Expense Allocation Details:
Cost of services	$7,208	$6,668	$10,740
Selling, general and administrative	24,463	13,503	13,061
Restatement and other costs	—	8,761	1,224
Total share-based compensation expense (1)	$31,671	$28,932	$25,025
(1) Includes $2.4 million and $1.8 million in share-based compensation expense paid in cash during the years ended December 31, 2015 and 2014, respectively.
There was $47.2 million, $42.8 million and $43.3 million of total, unrecognized share-based compensation expense related to stock options and RSAs granted under the Plans, which the Company expects to recognize over a weighted-average period of 2.9 years, 3.2 and 2.8 years as of December 31, 2015, 2014 and 2013, respectively. Refer to the consolidated statements of stockholders’ equity (deficit) for the tax benefits realized for the tax deductions from stock option exercises.

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 5. Share-Based Compensation (continued)
Stock options
The following table sets forth a summary of all employee and non-employee option activity under all plans and inducement grants for the years ended December 31, 2015, 2014 and 2013:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2013	17,707,139	$13.88	7.6	$25,957
Granted	8,345,437	10.09
Exercised	(9,400)	4.34
Canceled	(1,057,052)	17.60
Forfeited	(4,445,851)	15.64
Outstanding at December 31, 2013	20,540,273	11.77	7.4	15,673
Granted	4,406,856	8.78
Exercised	—	—
Canceled	(1,494,219)	13.41
Forfeited	(3,528,505)	12.14
Outstanding at December 31, 2014	19,924,405	10.91	6.9	9,444
Granted	2,231,504	5.60
Exercised	(1,374,438)	1.13
Canceled	(4,484,843)	14.10
Forfeited	(1,036,362)	8.47
Outstanding at December 31, 2015	15,260,266	10.23	7.0	261
Outstanding, vested and exercisable at December 31, 2013	9,605,505	$11.89	5.9	$15,096
Outstanding, vested and exercisable at December 31, 2014	11,879,209	$11.73	5.6	$9,444
Outstanding, vested and exercisable at December 31, 2015	8,876,517	$11.63	6.1	$108
The weighted-average grant date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $2.78, $4.40 and $5.19 per share, respectively. The total intrinsic value of the options exercised in the years ended December 31, 2015 and 2013 was $4.9 million and $0.1 million, respectively. No options were exercised in the year ended December 31, 2014. The total fair value of options vested during the years ended December 31, 2015, 2014 and 2013 was $14.9 million, $22.9 million and $27.1 million, respectively.
Stock option activity for non-employee consultants
Included in the table and disclosures above are options to purchase 125,779, 109,887, and 265,517 shares held by non-employee consultants as of December 31, 2015, 2014 and 2013, respectively. These options had a weighted average exercise price of $15.67, $17.12 and $20.05 at December 31, 2015, 2014 and 2013, respectively.

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 5. Share-Based Compensation (continued)
Restricted stock awards
In the third quarter of 2011, the Company began to grant RSAs to its employees. A summary of the activity during the years ended December 31, 2015, 2014 and 2013 is shown below:

	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)
Outstanding and Unvested at January 1, 2013	160,220	$21.23	9.0
Granted	508,303	11.46
Vested	(50,004)	11.47
Forfeited	(160,220)	21.23
Outstanding and Unvested at December 31, 2013	458,299	$11.45	9.4
Granted	2,365,000	8.39
Vested	(127,084)	11.46
Forfeited	(218,750)	9.40
Outstanding and Unvested at December 31, 2014	2,477,465	$8.71	9.3
Granted	8,994,729	3.34
Vested	(1,892,049)	5.24
Forfeited	(324,213)	7.61
Outstanding and Unvested at December 31, 2015	9,255,932	$4.24	9.4
The total fair value of RSAs vested during the years ended December 31, 2015, 2014 and 2013 was $9.9 million, $1.5 million and $0.6 million, respectively. The Company’s RSA agreements allow employees to deliver to the Company shares of stock upon vesting of their RSAs in lieu of their payment of the required personal employment-related taxes. The Company does not withhold taxes in excess of minimum required statutory requirements. During the years ended December 31, 2015, 2014 and 2013, employees delivered to the Company 441,537, 45,142 and 16,623 shares of stock, respectively, which the Company recorded at a cost of approximately $1.6 million, $0.4 million and $0.2 million, respectively. As of December 31, 2015, the Company held 533,427 shares of surrendered common stock in treasury related to the vesting of RSAs.
Forfeited and canceled RSAs are added to treasury stock. For the years ended December 31, 2015, 2014 and 2013, 324,213, 218,750 and 160,220 shares were respectively added to treasury stock due to canceled RSAs.
Modifications of share-based awards
As described in Note 7, Restatement and Other, during 2013, the Company failed to timely file its annual report on Form 10-K for the fiscal year ended December 31, 2012, and on March 4, 2013, its Registration Statement on Form S-8 was suspended. As a result, individuals were not permitted to exercise vested options until the S-8 became effective. During the second quarter of 2013, the Company modified the terms of the share-based awards for those individuals who were involuntarily terminated in connection with the 2013 restructuring plan as described in Note 8. These modifications allowed for the extension of the exercise period for vested options from 60 days following each affected employee's respective termination date to the later of 60 days following the filing of the Company's 2012 consolidated financial statements with the Securities and Exchange Commission ("SEC") or December 31, 2013. During the quarter ended June 30, 2013, 13 employees were terminated under the 2013 restructuring plan, resulting in an increase in share-based compensation expense of $1.1 million for the year ended December 31, 2013.

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 5. Share-Based Compensation (continued)
During the second quarter of 2014, the Company modified the terms of awards granted to 39 employees (including the 13 who were affected in 2013) who were terminated under the 2013 restructuring plan to allow for the extension of the exercise period for vested options until such time as the Company's registration statement on Form S-8 had been effective for 60 consecutive days. Such modifications resulted in a net increase in share-based compensation expense of $2.3 million for the year ended December 31, 2014.
During the first quarter of 2014, in connection with the resignation of a senior executive from the Company, the Company modified the terms of awards previously granted to such executive. Such modification extended the term to exercise vested options from 60 days following his effective resignation date to such time as the Company's registration statement on Form S-8 had been effective for 60 consecutive days. Such modification resulted in a net increase of share-based compensation expense for the year ended December 31, 2014 of $5.6 million.
During the second quarter of 2013, the Company modified the terms of an award granted to Mary Tolan, the Company's former chief executive officer, in connection with her transition to the role of the Chairman of the Board of the Company. This modification allowed for the extension of the exercise period for options vested as of the date of the modification from 60 days following the termination of employment to the expiration of the original award (ten years from the grant date). This modification resulted in a net increase in share-based compensation expense of $0.1 million and $1.5 million for the years ended December 31, 2014 and 2013, respectively.
During the second quarter of 2014, the Company granted to the Chief Operating Officer (the "COO") retention equity awards subject to the approval of our stockholders of an amendment to our 2010 Stock Incentive Plan (the "2010 Plan"). In the event that the stockholders did not approve the amendment prior to December 31, 2014, then in lieu of the incentive equity awards, the COO would be entitled to receive cash payments following each date that any portion of such equity grant would have otherwise vested equal to: (i) for stock options, the difference between the exercise price and the closing price of the common stock on the vesting date and (ii) for restricted stock, the closing price of the common stock on the vesting date. The Company determined that stockholder approval to amend the 2010 Plan would not occur by December 31, 2014 and accrued for these grants at the value as explained above. For the years ended December 31, 2015 and 2014, the Company incurred $0.6 million and $0.9 million of share-based compensation expense related to this grant, respectively.

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

During the year ended December 31, 2014, the Company settled share-based awards in cash with three employees who had options that expired during the year as all employees were restricted from exercising vested options during the year. This modification resulted in an increase in share-based compensation expense of $0.9 million for the year ended December 31, 2014.

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 5. Share-Based Compensation (continued)
During the second quarter of 2015, in connection with the resignation of a member of the Board who was also the former Chief Executive Officer of the Company, the Company modified the terms of awards previously granted to such Board member. This modification allowed for the continuation of vesting of options despite his resignation from the Board. Such modification resulted in a net increase of share-based compensation expense for the year ended December 31, 2015 of $3.1 million.
During the third quarter of 2015, the Compensation Committee of the Board approved the grant of cash bonuses to the participants in the Company's 2014 annual cash incentive bonus plan who received all or a portion of their 2014 annual cash incentive award in the form of restricted shares of the Company's common stock (the "2014 Bonus Plan RSA Grantees"). Such bonuses were paid to 2014 Bonus Plan RSA Grantees on the second regularly scheduled payroll date following the Company’s scheduled second quarter earnings release on August 5, 2015 and were equal to the product of (i) $2.66 (which amount represents the difference of $5.38, the trading price per share of the Company’s common stock as of the close of trading on the date that the Company determined the number of restricted shares to be granted to 2014 Bonus Plan RSA Grantees, minus $2.72, the trading price per share of the Company’s common stock as of the close of trading on the second business day following the earnings release), multiplied by (ii) the number of restricted shares granted to the applicable 2014 Bonus Plan RSA Grantee. The aggregate number of restricted shares granted to 2014 Bonus Plan RSA Grantees was 683,401. This modification resulted in a net increase of share-based compensation expense for the year ended December 31, 2015 of $1.8 million.

Note 6. Retirement Plan
The Company maintains a 401(k) retirement plan (the "401(k) plan") that is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. In general, all employees are eligible to participate. The 401(k) plan includes a salary deferral arrangement pursuant to which participants may elect to reduce their current compensation by up to the statutorily prescribed limit, equal to $18,000, $17,500 and $17,500 in 2015, 2014 and 2013, respectively, and have the amount of the reduction contributed to the 401(k) plan. The Company currently matches employee contributions up to 50% of the first 3% of base compensation that a participant contributes to the 401(k) plan. In 2015, 2014 and 2013, director-level and above employees were excluded from the matching contribution feature of the plan. For the years ended December 31, 2015, 2014 and 2013, total Company contributions to the plan were $0.4 million, $0.5 million and $0.6 million, respectively.
Note 7. Restatement and Other
In the first quarter of 2013, the Company determined that it would restate its previously issued consolidated financial statements (the "Restatement"). The Restatement corrected accounting errors relating to timing of recognition of net services revenue, the presentation of net services revenue and cost of services and certain capitalized costs for internal use software, goodwill, income taxes and other miscellaneous items. The Company completed the Restatement in December 2014. In connection with the Restatement, the Company spent additional time and expended additional resources redesigning its accounting processes and internal controls over financial reporting.
Restatement and other costs are comprised of reorganization-related and Restatement expenses and certain other costs. The Company incurred Restatement and other costs of $9.3 million, $86.8 million and $34.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 7. Restatement and Other (continued)
Restatement
The Company incurred Restatement costs of $2.5 million, $57.3 million and $23.1 million during the years ending December 31, 2015, 2014 and 2013, respectively. These costs were due to legal, accounting and consulting costs incurred related to the Restatement.
Reorganization-related
The Company incurred reorganization-related costs of $3.2 million, $22.1 million and $5.2 million during the years ending December 31, 2015, 2014 and 2013, respectively.
In 2013, the Company initiated a restructuring plan (the "Restructuring Plan") consisting of reductions in workforce in order to align its organizational structure and resources to better serve its customers. The plan consisted of two separate staff reductions that occurred in 2013. Pursuant to the Restructuring Plan, the Company incurred $3.9 million for severance and other costs during the year ended December 31, 2013. In addition, the Company incurred $1.2 million non-cash expense related to share-based compensation for modification of existing option agreements for affected employees.
In January 2014, the Company continued and revised the Restructuring Plan to include additional reductions to its workforce in certain corporate, administrative and management functions. The Restructuring Plan consists of severance payments, medical and dental benefits, outplacement job training for certain U.S.-based employees and relocation costs. In connection with the Restructuring Plan, the Company incurred $22.1 million in pretax restructuring charges during the year ended December 31, 2014, consisting of $17.1 million in severance and employee benefits, including $7.9 million of non-cash expense related to share-based compensation for modification of existing options for affected employees and $5.0 million in facilities and other related expenses. For the year ended December 31, 2015, the Company incurred pretax restructuring charges of $3.2 million, consisting of $0.6 million in severance and employee benefits and $2.6 million in facilities related expenses.
The Company has included $0.3 million and $2.2 million in accrued compensation and benefits and other accrued expenses in the accompanying consolidated balance sheet at December 31, 2015, respectively, and has included $3.3 million and $0.2 million in accrued compensation and benefits and other accrued expenses in the accompanying consolidated balance sheet at December 31, 2014, respectively,
The Company's reorganization activity was as follows (in thousands):

	Severance and Employee Benefits	Facilities and Other Costs	Total
Reorganization liability at January 1, 2013	$—	$—	$—
Restructuring charges	5,173	—	5,173
Cash payments	(2,806)	—	(2,806)
Non-cash charges	(1,224)	—	(1,224)
Reorganization liability at December 31, 2013	$1,143	$—	$1,143
Restructuring charges	17,108	5,010	22,118
Cash payments	(7,050)	(3,482)	(10,532)
Non-cash charges	(7,905)	(1,370)	(9,275)
Reorganization liability at December 31, 2014	$3,296	$158	$3,454
Restructuring charges	596	2,564	3,160
Cash payments	(3,575)	(546)	(4,121)
Reorganization liability at December 31, 2015	$317	$2,176	$2,493

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 7. Restatement and Other (continued)
Other
During the years ended December 31, 2015, 2014 and 2013, the Company incurred other costs of $3.6 million, $7.4 million and $5.7 million, respectively. For the year ended December 31, 2015, these costs included $3.8 million in costs related to the exploration of potential strategic alternatives, offset by a decrease of $0.2 million in employment tax expense relating to prior years.
For the year ended December 31, 2014, such costs included $6.5 million in other costs associated with its transformation office, which was created to provide continuity and cross functional accountability associated with the continued execution of the Company's turnaround plan during the period subsequent to Stephen Schuckenbrock's resignation as our Chief Executive Officer and prior to the appointment of Dr. Emad Rizk as our Chief Executive Officer. In addition, the Company incurred other non-recurring costs in 2014 of $0.9 million in additional employment tax expense relating to prior years.
In 2013, the Company incurred costs for litigation, primarily related to the lawsuit filed against the Company in January 2012 by the Minnesota Attorney General that is described in Note 10, Commitments and Contingencies, of $3.3 million. In 2013, the Company accrued $2.3 million for the settlement of certain claims by former shareholders of SDI Acquisition, Inc. (a wholly owned subsidiary of Company).

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 8. Income Taxes
The domestic and foreign components of income (loss) before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Domestic	$(139,058)	$(130,945)	$202,222
Foreign	3,245	2,594	2,210
Total income (loss) before income taxes	$(135,813)	$(128,351)	$204,432
For the years ended December 31, 2015, 2014 and 2013, the Company’s current and deferred income tax expense (benefit) attributable to income (loss) from operations are as follows (in thousands):

	Current	Deferred	Total
Year Ended December 31, 2013
U.S. Federal	$(5,060)	$75,737	$70,677
State & Local	(330)	3,635	3,305
Foreign	367	—	367
	$(5,023)	$79,372	74,349
Year Ended December 31, 2014
U.S. Federal	$(627)	$(42,240)	$(42,867)
State & Local	46	(6,363)	(6,317)
Foreign	1,025	(572)	453
	$444	$(49,175)	$(48,731)
Year Ended December 31, 2015
U.S. Federal	$68	$(43,199)	$(43,131)
State & Local	(176)	(8,468)	(8,644)
Foreign	530	(312)	218
	$422	$(51,979)	$(51,557)
Reconciliation of the difference between the actual tax rate and the statutory U.S. federal income tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Federal statutory tax rate	35%	35%	35%
Increase in income tax rate resulting from:
State and local income taxes, net of federal tax benefits	4%	3%	1%
Non-deductible executive compensation	(1)%
Actual tax rate	38%	38%	36%
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
The following table sets forth the Company’s net deferred tax assets as of December 31, 2015 and 2014 (in thousands):

	As of December 31,
	2015	2014
Deferred Tax assets:
Deferred customer billings	220,075	181,567
Net operating loss carryforwards	48,201	41,654
Share-based compensation	24,995	33,895
Accrued bonus	2,008	3,791
Other reserves	606	1,019
Alternative minimum tax	1,537	1,185
Other	2,446	1,235
Fixed assets	435	—
R&D credit	189	711
Charitable contributions	534	514
Stock warrants	101	127
Total gross deferred tax assets	301,127	265,698
Less valuation allowance	(302)	(299)
Net deferred tax assets	300,825	265,399
Deferred tax liabilities:
Goodwill and fixed assets	—	(817)
Total deferred tax liability	—	(817)
Net deferred tax asset	$300,825	$264,582
At December 31, 2015, the Company had cumulative U.S. federal net operating loss carryforwards of approximately $123.0 million which are available to offset U.S. federal taxable income in future periods through 2035.
At December 31, 2015, the Company has cumulative state net operating carryforwards of approximately $130.0 million which are available to offset state taxable income in future periods through 2035. A valuation allowance is required to be established when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The guidance on accounting for income taxes provides important factors in determining whether a deferred tax asset will be realized, including whether there has been sufficient taxable income in recent years and whether sufficient income can reasonably be expected in future years in order to utilize the deferred tax asset.
Consideration is given to the weight of all available evidence, both positive and negative. Generally, a cumulative loss in recent years is negative evidence in determining the need for a deferred tax asset valuation allowance. However, the recent cumulative losses in book income are primarily the result of a delay in revenue recognition on contracts that have been in place for a number of years. Under the Restatement, revenue is being deferred by the Company until a future event occurs and the revenue becomes fixed, per the terms of each contract. The Company believes that the deferred revenue from contracts that the Company has previously entered into will be recognized in the future. The majority of the deferred revenue amounts have already been reported on income tax returns filed in accordance with a previously established and approved method of accounting for federal and state

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 8. Income Taxes (continued)
income tax reporting. The significant positive evidence related to the projected realization of the deferred customer billings from existing contracts and projected taxable income outweighs the negative evidence from the cumulative losses incurred in recent years based on the Restatement. Accordingly, the Company believes that it is more likely than not that the remaining deferred tax assets will be realized, except there is a possibility that approximately $1.5 million of the deferred tax asset recorded at December 31, 2015 for costs related to the exploration of strategic alternatives with Ascension Health ("Ascension") may not be realized.
The Company has recorded valuation allowances at December 31, 2015 and 2014 of $0.3 million and $0.3 million, respectively, based on our assessment that it is more likely than not that a portion of the Company’s separate state income tax net operating loss will not be realized.
The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries that arose in 2015 or 2014 because the Company considers such earnings to be indefinitely reinvested outside of the United States. As of December 31, 2015 and 2014, the undistributed earnings of such subsidiaries were $9.0 million and $6.8 million, respectively. It is not practicable to estimate the amount of recognized deferred tax liabilities, if any, for these undistributed foreign earnings.
The 2015, 2014 and 2013 current tax provision includes $0.5 million, $1.0 million and $0.4 million, respectively, for income taxes arising from the pre-tax income of the Company’s India subsidiaries. The tax provisions are net of the impact of a tax holiday in India. The Company’s benefits from this tax holiday were $0.7 million for the year ended December 31, 2015, $0.5 million for the year ended December 31, 2014 and $0.4 million for the year ended December 31, 2013. The tax holiday is set to expire on March 31, 2021.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company’s unrecognized tax benefits as of December 31, 2015, 2014 and 2013 totaled $1.2 million, $1.1 million and $1.3 million, respectively.

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 8. Income Taxes (continued)
The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

		Tax Benefit
Unrecognized tax benefits at	December 31, 2012	$2,411
Increases in positions taken in a current period		67
Increases in positions taken in prior period		—
Decreases due to lapse of statute of limitations		(1,176)

Unrecognized tax benefits at	December 31, 2013	$1,302
Increases in positions taken in a current period		66
Increases in positions taken in prior period		94
Decreases in positions taken in a prior period		(51)
Decreases due to lapse of statute of limitations		(313)

Unrecognized tax benefits at	December 31, 2014	$1,098
Increases in positions taken in a current period		134
Increases in position taken in prior period		597
Decreases in positions taken in prior period		—
Decreases due to lapse of statute of limitations		(587)
Unrecognized tax benefits at	December 31, 2015	$1,242

As of December 31, 2015, approximately $1.2 million of the total gross unrecognized tax benefits represented the amount that, if recognized, would result in an adjustment to the effective income tax rate in future periods. The Company recognizes interest and penalties related to income tax matters as part of income tax expense. The Company recorded adjustments to interest and potential penalties related to these unrecognized tax benefits during 2015, and in total, as of December 31, 2015, the Company has recorded a liability for interest and potential penalties of $0.4 million. The Company anticipates changes to the reserves within the next 12 months to be primarily related to interest. The Company believes it has sufficient accruals for contingent tax liabilities.
In connection with tax return examinations, contingencies can arise that generally result from different interpretations of tax laws and regulations as they pertain to the amount, timing or inclusion of revenues and expenses in taxable income, or the ability to utilize tax credits to reduce income taxes payable. While it is probable, based on the potential outcome of the Company’s federal and state tax examinations or the expiration of the statute of limitations for specific jurisdictions, that the liability for unrecognized tax benefits may increase or decrease within the next 12 months, the Company does not expect any such change would have a material effect on our financial condition, results of operations or cash flow.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. U.S. federal income tax returns for 2014, 2013, 2012 and 2011 are currently open for examination. The 2013, 2012 and 2011 U.S. federal income tax returns are currently under examination. State jurisdictions vary for open tax years. The statute of limitations for most states ranges from three to six years. Local tax authorities have completed their income tax examinations of the Company’s subsidiary in India for fiscal years 2009 and 2010. The proposed adjustments in India have been appealed, and the Company believes the ultimate outcome of these appeals will not result in a material adjustment to its tax liability.

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 8. Income Taxes (continued)
Pursuant to the acquisition of a business in May 2006, the sellers, certain of which are employees of the Company, are obligated to indemnify the Company for federal and state income taxes, including 50% of any interest and penalties incurred, related to periods up to and including the date of the acquisition. The potential amount due to the Company related to this indemnity was $1.3 million as of December 31, 2014 and 2013. As of December 31, 2015, the Company released $1.3 million due to the lapse of the statute of limitations.  The amount due from the related party was secured by the fair value of shares and cost held by the Company in escrow. The escrow agreement expired on June 15, 2015. The cost and fair value of the shares were $0.8 million and $1.0 million at December 31, 2014 and 2013, respectively. Given that the fair value of the shares was less than the amount due from the related party in 2014 and 2013, the Company recorded a reserve of $0.5 million and $0.3 million, respectively, to reflect the difference between the fair value of the shares and the receivable they securitized.  Subsequent to the expiration of the escrow agreement in 2015, the shares held as security by the Company were released to the former sellers.
Note 9. Earnings (Loss) Per Share
Basic and diluted net income (loss) per common share are calculated as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$(84,256)	$(79,620)	$130,083
Basic weighted-average common shares	96,806,885	95,760,762	95,687,940
Add: Effect of dilutive securities	—	—	1,157,724
Diluted weighted-average common shares	96,806,885	95,760,762	96,845,664
Net income (loss) per common share (basic)	$(0.87)	$(0.83)	$1.36
Net income (loss) per common share (diluted)	$(0.87)	$(0.83)	$1.34
Stock options totaling 18,450,699 were not included in the computation of diluted income per share for the year ended December 31, 2013 as the options were anti-dilutive. Due to the net loss, stock options and RSAs totaling 24,516,198 and 22,401,870 were not included in the computation of diluted income (loss) per share for the years ended December 31, 2015 and 2014, respectively.

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 10. Commitments and Contingencies
Operating Leases
The Company rents office space and equipment under operating leases, primarily for its Chicago corporate office, U.S. shared services centers and India operations. Office space lease terms range from one to 11 years, whereas equipment lease terms range from one to three years. The Company’s leases contain various rent holidays and rent escalation clauses and entitlements for tenant improvement allowances. Lease payments are amortized to expense on a straight-line basis over the lease term.
Total rent expense under all operating leases was $6.2 million, $4.9 million and $4.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The aggregate future minimum rental commitments under all noncancelable operating leases having remaining terms in excess of one year as of December 31, 2015 are as follows (in thousands):

2016	5,267
2017	6,559
2018	6,275
2019	5,620
2020	5,395
Thereafter	13,178

Total	$42,294

Revolving Credit Facility
The Company's $3.0 million line of credit with the Bank of Montreal expired on February 15, 2015 and has not been renewed. Consequently, the Company has reclassified the $5.0 million in restricted cash to current assets at December 31, 2014. The $3.0 million line of credit could only be utilized by the Company in the form of letters of credit and was secured by a $5.0 million demand deposit with the Bank of Montreal, which is presented as restricted cash in the Company’s consolidated balance sheets. Any amounts outstanding under the line of credit accrued interest at the greater of (i) the bank-established prime commercial rate, (ii) LIBOR plus 1% rate, or (iii) a rate that combines the characteristics of both. The line of credit had an initial term of three years and was renewable annually thereafter. At December 31, 2014, the Company's outstanding letter of credit was approximately $0.7 million.
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

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 10. Commitments and Contingencies (continued)
On July 11, 2013, the Court of Chancery of the State of Delaware granted the Company's motion to stay Doyle v. Tolan et al., in favor of the action pending in the U.S. District Court for the Northern District of Illinois. On September 24, 2013, the U.S. District Court for the Northern District of Illinois granted the Company's motion to dismiss without prejudice, giving plaintiffs in that case leave to file an amended consolidated complaint, which plaintiffs filed on October 22, 2013, amending their complaint to also include allegations with respect to the Restatement. On February 25, 2015, the Company entered a settlement agreement with plaintiffs in all aforementioned suits that would resolve the derivative actions, on the basis of certain governance reforms already implemented and payment of attorneys' fees in the amount of $0.6 million. On July 23, 2015, the U.S. District Court for the Northern District of Illinois granted final approval of the settlement agreement. The Delaware and Cook County derivative suits are within the scope of the settlement approved by the federal district court and were dismissed on August 12, 2015 and August 17, 2015, respectively.
On May 17, 2013, the Company, along with certain of its directors, former directors and former officers, was named as a defendant in a putative securities class action lawsuit filed in the U.S. District Court for the Northern District of Illinois (Hughes v. Accretive Health, Inc. et al.). The primary allegations, relating to its March 8, 2013 announcement that the Company would be restating its prior period financial statements, are that its public statements, including filings with the SEC, were false and/or misleading with respect to its revenue recognition and earnings prospects. On November 27, 2013, plaintiffs voluntarily dismissed the Company’s directors and former directors, other than Mary Tolan. On January 31, 2014, the Company filed a motion to dismiss the complaint. On September 25, 2014, the Court granted the Company motion to dismiss without prejudice, however, the plaintiffs filed a second amended complaint on October 23, 2014. On November 10, 2014, the Company filed a motion to dismiss the second amended complaint. While that motion was still pending, on January 8, 2015, plaintiffs filed a motion to amend the second amended complaint, seeking to add allegations regarding the recently issued Restatement. On April 22, 2015, the court granted plaintiffs’ motion to amend, and a third amended complaint was filed on May 13, 2015. The Company moved to dismiss the third amended complaint on June 3, 2015. Such motion is fully briefed and awaiting decision. On December 7, 2015, the parties executed a memorandum of understanding to resolve the suit for $3.9 million and filed a notice of settlement with the district court. On March 8, 2016, the district court granted preliminary approval to the settlement. The final fairness hearing has been set for June 28, 2016. The Company believes the settlement payment of $3.9 million will be covered by insurance.
The SEC’s Division of Enforcement in the Chicago Regional Office commenced an investigation regarding the circumstances surrounding the Restatement following the March 8, 2013 announcement. The Company fully cooperated with the investigation. On December 7, 2015, the Company received a termination letter from the SEC indicating that the investigation has been completed and that the SEC Staff did not intend to recommend any enforcement action by the SEC.
On February 11, 2014, the Company was named as a defendant in a putative class action lawsuit filed in the U.S. District Court for the Southern District of Alabama (Church v. Accretive Health, Inc.). The primary allegation is that the Company attempted to collect debts without providing the notice required by the Fair Debt Collections Practice Act, or the FDCPA. On November 24, 2015, the district court granted the Company's motion for summary judgment and dismissed the case with prejudice. Plaintiff filed a notice of appeal on December 21, 2015.
On July 22, 2014, the Company was named as a defendant in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Michigan (Anger v. Accretive Health, Inc.). The primary allegations are that the Company attempted to collect debts without providing the notice required by the FDCPA and Michigan Fair Debt Collection Practices Act and failed to abide by the terms of an agreed payment plan in violation of those same statutes. On August 27, 2015, the Court granted in part and denied in part the Company’s motion to dismiss. An amended complaint was filed on November 30, 2015. Discovery is underway. The Company believes that it has meritorious defenses and intends to vigorously defend itself against these claims. The outcome is not presently determinable.

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
In April 2015, the Company was named among other defendants in an employment action brought by a former employee before the Maine Human Rights Commission, or the MHRC, alleging that she was improperly terminated in retaliation for uncovering alleged Medicare fraud.  The Company filed its response with the MHRC on May 19, 2015 seeking that the Company be dismissed entirely from the action.  On June 23, 2015, the MHRC issued its Notice of Right to Sue and decision to terminate its process with respect to all charges asserted by the former employee. The Plaintiff has filed a parallel qui tam action in the District of Maine (Worthy v. Eastern Maine Healthcare Systems) in which she makes the same allegations.  The U.S. Department of Justice declined to intervene in the federal court action, and the case was unsealed in April 2015. The Company intends to file an answer and/or move to dismiss the Third Amended Complaint on March 21, 2016. The Company believes that it has meritorious defenses to both the potential employment law action for which the MHRC has granted the Notice of Right to Sue letter and the federal qui tam case, and intends to vigorously defend itself against these claims. The outcomes are not presently determinable.
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
On November 16, 2015, the Company was named in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Michigan (Dye v. Accretive Health, Inc.). The primary allegations were that the Company attempted to collect debts without complying with the provisions of the FDCPA. The case was voluntarily dismissed on December 4, 2015.
On December 10, 2015, the plaintiff in the Dye action filed a class-action complaint in the Circuit Court for the County of Macomb, Michigan, alleging that the Company’s attempts to collect his debts had violated the Michigan Occupational Code. The Company filed its motion to dismiss on February 8, 2016 and a hearing is scheduled on March 28, 2016. The Company believes that it has meritorious defenses and intends to vigorously defend itself against the claims. The outcome is not presently determinable.
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
While managed independently and governed by separate contracts, several of the Company’s RCM customers are affiliated with a single healthcare system. The Company evaluates each separate affiliated contract as a customer. The Company has between 25 and 30 individual customers for RCM services in each of the three years ended December 31, 2015, 2014 and 2013. The Company recognizes revenue on RCM services when there is a contract termination or other contractual agreement event, as defined in Note 2, Summary of Significant Accounting Policies in accordance with its accounting policy. The Company’s revenue is not consistent with its cash flows in that cash

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 11. Segments and Customer Concentrations (continued)
may be accumulated over three to five years prior to a revenue recognition event. Therefore, measuring customers as a percent of total revenue may not be meaningful.
Hospital systems affiliated with Ascension have accounted for a significant portion of the Company’s net services revenue each year since the Company’s formation. In 2015, 2014 and 2013, net services revenue from hospitals affiliated with Ascension represented 45%, 12% and 73% of the Company’s total net services revenue, respectively. An affiliate of Ascension, individually, accounted for 45%, 12% and 28% of the Company’s total net services revenue for 2015, 2014 and 2013, respectively.
The Ascension system, through its individual customer contracts with the Company, account for more than 75%, 76% and 55% of the Company’s total deferred customer billings at December 31, 2015, 2014 and 2013, respectively. The loss of the customers within this large health system would have a material adverse impact on the Company’s operations.
The Company does not have a concentration of credit risk within accounts receivable as reported in the consolidated balance sheets with any one large customer at December 31, 2015, 2014 and 2013.
Note 12. Subsequent Events
In December 2015, the Company announced a long-term strategic partnership with Ascension Health Alliance, the parent of its largest customer and the nation’s largest Catholic and non-profit health system, and TowerBrook Capital Partners ("TowerBrook"), an investment management firm, which transaction was completed on February 16, 2016. As part of the transaction, the Company amended and restated its Master Professional Services Agreement ("A&R MPSA"), with Ascension, effective February 16, 2016 with a term of ten years. Pursuant to the A&R MPSA and with certain limited exceptions, the Company will become the exclusive provider of revenue cycle management services and PAS with respect to acute care services provided by the hospitals affiliated with Ascension that execute supplement agreements with the Company. In addition, at the close of the transaction, the Company issued to TCP-ASC ACHI Series LLLP, a limited liability limited partnership jointly owned by Ascension Health Alliance and investment funds affiliated with TowerBrook: (i) 200,000 shares of its 8.00% Series A Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), for an aggregate price of $200 million and (ii) a warrant to acquire up to 60 million shares of its common stock, on the terms and subject to the conditions set forth in the Warrant Agreement. The Series A Preferred Stock is immediately convertible into shares of common stock.

Accretive Health, Inc.
Notes to Consolidated Financial Statements

Note 13. Quarterly Financial Information (Unaudited)
The following tables provide our Quarterly Condensed Consolidated Statements of Operations (in thousands, except per share data):

	1st Quarter Ended March 31,		2nd Quarter Ended June 30,		3rd Quarter Ended September, 30		4th Quarter Ended December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Net services revenue	$10,971	$12,964	$22,085	$58,975	$15,842	$90,745	$68,341	$47,456
Total operating expenses	60,833	97,599	64,342	86,167	70,685	76,001	57,423	79,026
Income (loss) from operations	(49,862)	(84,635)	(42,257)	(27,192)	(54,843)	14,744	10,918	(31,570)
Net income (loss)	$(30,445)	$(54,723)	$(26,288)	$(16,799)	$(32,970)	$9,553	$5,447	$(17,651)

Net income (loss) per common share
Basic	$(0.32)	$(0.57)	$(0.27)	$(0.18)	$(0.34)	$0.10	$0.06	(0.18)
Diluted	$(0.32)	$(0.57)	$(0.27)	$(0.18)	$(0.34)	$0.10	$0.06	(0.18)

EXHIBIT INDEX

Exhibit Number	Description

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
3.3
Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34746) filed on August 20, 2015)

3.4	Amendment No.1 to the Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34746) filed on August 20, 2015)
3.5	Certificate of Designations of the Registrant's 8.00% Series A Convertible Preferred Stock.
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
10.4*
Form of Restricted Stock Award Agreement under the Restricted Stock Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-162186) filed on September 29, 2009)

10.5
Third Amended and Restated Stockholders’ Agreement, dated as of February 22, 2009, among the Registrant and the parties named therein, as amended (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-172707) filed on March 9, 2011)

10.6
Form of Share Exchange Agreement, entered into in February 2009, with each of Etienne H. Deffarges, Steven N. Kaplan, Gregory N. Kazarian, The Shultz 1989 Family Trust, Spiegel Family LLC and John T. Staton Declaration of Trust (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-162186) filed on September 29, 2009)

10.7
Lease Agreement, dated as of May 4, 2005, between the Registrant and Zeller Management Corporation, as amended by First Lease Amendment, dated as of January 30, 2007, and Second Lease Amendment, dated as of November 26, 2008 (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-162186) filed on September 29, 2009)

10.8*
Employment Agreement, dated as of June 17, 2005, between the Registrant and John T. Staton, as amended (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 (File No. 333-162186) filed on September 29, 2009)

10.9*
Form of Indemnification Agreement, entered into between the Registrant and each director and executive officer (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-34746) filed on February 16, 2016)

10.11*
Form of Incentive Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-162186) filed on April 26, 2010)

Exhibit Number	Description

10.12*
Form of Nonstatutory Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-162186) filed on April 26, 2010)

10.13+#
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
10.29*
Offer Letter, dated July 10, 2014, between Registrant and Emad Rizk (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.30*
Nonstatutory Stock Option Award Agreement, dated July 21, 2014, between Registrant and Emad Rizk (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.31*
Restricted Stock Award Agreement, dated July 21, 2014, between Registrant and Emad Rizk (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.32*
Resignation Letter Agreement, dated August 6, 2014, between Registrant and Sean Orr (incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.33*
Offer Letter, dated August 6, 2014, between Registrant and Peter Csapo (incorporated by reference to Exhibit 10.33 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.34*
Nonstatutory Stock Option Award Agreement, dated August 12, 2014, between Registrant and Peter Csapo (incorporated by reference to Exhibit 10.34 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.35*
Restricted Stock Award Agreement, dated August 12, 2014, between Registrant and Peter Csapo (incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.36*
Chairman Services Agreement, dated November 14, 2014, between Registrant and Steve Shulman (incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.37*
Offer Letter, dated January 9, 2015, between Registrant and Richard Evans (incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 001-34746) filed on June 23, 2015)

10.38*
Omnibus Amendment, dated May 18, 2015, to Employment Agreement dated April 2, 2013 between Registrant and Stephen F. Schuckenbrock and Stock Option Agreement, dated April 3, 2013, between Registrant and Stephen F. Schuckenbrock (incorporated by reference to Exhibit 10.38 to Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 001-34746) filed on June 23, 2015)

10.39*
Retention Bonus and Enhanced Severance Agreement, dated August 12, 2015, between Registrant and Emad Rizk (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 001-34746) filed on November 9, 2015)

10.40*
Retention Bonus and Enhanced Severance Agreement, dated August 12, 2015, between Registrant and Peter Csapo (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 001-34746) filed on November 9, 2015)

10.41*
Retention Bonus and Enhanced Severance Agreement, dated August 12, 2015, between Registrant and Joseph Flanagan (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 001-34746) filed on November 9, 2015)

10.42*	Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34746) filed on August 20, 2015)
10.43*	Form of Restricted Stock Award Agreement under the Amended and Restated 2010 Stock Incentive Plan
10.44*
Amendment to Retention and Severance Bonus Agreement, dated October 19, 2015, between Registrant and Emad Rizk (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 001-34746) filed on November 9, 2015)

10.45*	Letter Agreement, dated December 7, 2015, between Registrant and Emad Rizk.
10.46*	Letter Agreement, dated December 7, 2015, between Registrant and Joseph Flanagan.
10.47*	Restricted Stock Award Agreement, dated December 31, 2015, between Registrant and Peter Csapo.

Exhibit Number	Description
10.48*	Restricted Stock Award Agreement, dated December 31, 2015, between Registrant and Joseph Flanagan.
10.49*	Restricted Stock Award Agreement, dated December 31, 2015, between Registrant and Emad Rizk.
10.50
Securities Purchase Agreement, dated as of December 7, 2015, by and among Accretive Health, Inc., TCP-ASC ACHI Series LLLP, and, solely for the purposes set forth therein, Ascension Health Alliance d/b/a Ascension (incorporated by reference to Exhibit 10.1 to Current Report on 8-K (File No. 001-34746) filed December 9, 2015).

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

#
Registrant entered into an Amended & Restated Master Professional Services Agreement with Ascension Health effective as of February 16, 2016. Registrant intends to file a copy of such agreement with its Quarterly Report on Form-10Q for the quarter ended March 31, 2016.