Form 10-K/A
Accretive Health, Inc.
filed 2016-04-29
CIK 1472595

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original 10-K”) filed by Accretive Health, Inc., a Delaware corporation (“Accretive,” “we” or “our”), on March 10, 2016 (the “Original Filing Date”). We are filing this Amendment to include Items 10, 11, 12, 13 and 14 of Part III to Form 10-K.

This Amendment does not modify or update in any way the disclosures made in the Original 10-K, including, without limitation, the financial statements and accompanying notes. Except as described above, no changes have been made to the Original 10-K. This Amendment should be read in conjunction with the Original 10-K and our other filings made with the Securities and Exchange Commission subsequent to the Original Filing Date. The Report of the Compensation Committee on Executive Compensation included in this Amendment No. 1 on Form 10-K/A is not to be incorporated by reference into any other filings made with the Securities and Exchange Commission unless otherwise stated in those filings.

Pursuant to Rule 12b-15 of the Exchange Act, the certifications required pursuant to Rule 13a-14(a) and Rule 13a-14(b) of the Exchange Act, which were included as exhibits to the Original 10-K, have been re-executed as of the date of this Amendment and are included as Exhibits 31.3, 31.4, 32.3 and 32.4 hereto.

ACCRETIVE HEALTH, INC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
Set forth below is information about each of our directors and executive officers as of April 25, 2016. There are no family relationships among any of our directors or executive officers.
Charles J. Ditkoff. Age 54. Mr. Ditkoff has been a member of our board of directors since May 2015. Mr. Ditkoff has been counsel at the law firm of McDermott Will & Emery since July 2012 and has served as chairman of the Healthcare Advisory Board of The Vistria Group, a private equity firm focusing on healthcare, education and financial services, since January 2014, a member of the advisory board of Opera Solutions, a data analytics company, since September 2013, a senior advisor to Alvarez & Marsal, a global turnaround management and professional services firm, since July 2012, and a senior advisor to the Marwood Group, a healthcare focused advisory and consulting firm, since July 2012. Mr. Ditkoff served as vice chairman of healthcare corporate and investment banking from May 2010 to July 2012, group head of global healthcare group from 2005 to 2009 and managing director, head of healthcare services from 1999 to 2004 at Bank of America Merrill Lynch. Previously, he was principal/vice president of the corporate finance group at Morgan Stanley. Mr. Ditkoff is currently a member of the board of directors of Quantia Inc., and Cumberland Consulting Group. We believe Mr. Ditkoff’s experience leading the healthcare division of a large investment bank, as well as his experience as an advisor or director to several healthcare and financial organizations qualify him to serve on our board.
Joseph Flanagan. Age 44. Mr. Flanagan has served as our President and Chief Operating Officer since April 2016. Mr. Flanagan joined Accretive as Chief Operating Officer in April 2013 after serving as Senior Vice President of worldwide operations and supply chain at Applied Materials, Inc., and previously as President of Nortel Business Services for Nortel Networks. Previously, Mr. Flanagan served most of his career working for General Electric (GE), holding leadership positions in many divisions.
John B. Henneman III. Age 54. Mr. Henneman has been a member of our board of directors since February 2016. Mr. Henneman has more than 20 years of combined financial and operational management experience in the life sciences industry. Since October 2014, Mr. Henneman has been the Executive Vice President and Chief Financial Officer of NewLink Genetics Corporation, a biotechnology company focused on cancer immunotherapy, where he is responsible for finance, quality, law and administration. Prior to joining NewLink Genetics, Mr. Henneman served Integra LifeSciences Holdings Corp. (NASDAQ: IART) in various capacities since 1998. Before becoming Integra’s Chief Financial Officer in 2007, Mr. Henneman served Integra in several capacities, including as General Counsel and Chief Administrative Officer, responsible at various times for Integra’s regulatory affairs, quality systems, clinical affairs, human resources, information systems and legal affairs functions and the management of Integra’s surgical instruments business. Mr. Henneman led Integra’s business development function during his entire tenure with Integra, and was responsible for the more than 40 acquisitions and alliances that Integra completed during that time. Mr. Henneman also serves on the boards of directors of SeaSpine Holdings Corporation (NASDAQ: SPNE), a publicly-held medical technology company focused on surgical solutions for the treatment of spinal disorders, and Alafair Biosciences, Inc., a privately-held medical device company. Mr. Henneman received an A.B. degree in Politics from Princeton University and a J.D. from the University of Michigan Law School. We believe Mr. Henneman’s senior management experience at NewLink and Integra and his service on the board of SeaSpine, as well as his extensive experience in the areas of finance, financial accounting, business transactions, and mergers and acquisitions, qualify him to serve on our Board.
Joseph R. Impicciche. Age 58. Mr. Impicciche has been a member of our board of directors since February 2016. Mr. Impicciche has been the Executive Vice President and General Counsel of Ascension Health Alliance d/b/a Ascension, the parent corporation of Ascension Health, since the corporation’s formation in September 2011. From July 2004 to September 2011, Mr. Impicciche served as the Senior Vice President and General Counsel of Ascension Health. Prior to joining Ascension Health, Mr. Impicciche was a shareholder and director at Hall Render Killian

Heath & Lyman, P.C., where his practice focused on mergers and acquisitions, public finance, business and tax law for nonprofit organizations. While with the law firm, Mr. Impicciche also served as General Counsel for St. Vincent Health in Indianapolis, Indiana from 1998 to 2004. Mr. Impicciche is a member of the Indiana State and Missouri State Bar Associations and has served on the boards of numerous organizations, including currently, the Board of Trustees of the St. Joseph Institute for the Deaf in St. Louis and the Board of Trustees of Marian University in Indianapolis. Mr. Impicciche received a B.A. in political science from Wabash College, Crawfordsville, Indiana, a J.D. from Indiana University School of Law, Indianapolis, Indiana, and a Masters in health care administration from Indiana University.
Alex J. Mandl. Age 72. Mr. Mandl has been a member of our board of directors since November 2013. Mr. Mandl is currently the non-executive chairman of Gemalto N.V., a digital security company resulting from the merger of Axalto Holding N.V. and Gemplus International S.A. From June 2006 until December 2007, Mr. Mandl served as executive chairman of Gemalto. From 2002 to June 2006, Mr. Mandl was president, chief executive officer and a member of the board of directors of Gemplus. He has served as principal of ASM Investments, a company focusing on early stage funding in the technology sector, since 2001. From 1996 to 2001, Mr. Mandl was chairman and CEO of Teligent, Inc., a telecommunications company. Mr. Mandl was AT&T’s president and chief operating officer from 1994 to 1996, and its executive vice president and chief financial officer from 1991 to 1993. From 1988 to 1991, Mr. Mandl was chairman and chief executive officer of Sea-Land Services Inc. Mr. Mandl served as a director of Dell Inc. from 1997 to October 2013. Mr. Mandl served from 2007 to 2010 as a director of Hewitt Associates, Inc. and from March 2008 to October 2010 as a director of Visteon Corporation. Mr. Mandl was a member of the board of directors of Horizon Lines, Inc. from January 2007 and became the chairman in February 2011, retiring in April 2012. Mr. Mandl is currently a member of the board of directors of Gemalto N.V., Arise Virtual Solutions Inc., Levant Power Corp. and Genpact Limited. We believe that Mr. Mandl’s experience as chief executive officer of several large organizations, as well as his experience as a director of private and publicly-held corporations qualify him to serve on our board.
Neal Moszkowski. Age 50. Mr. Mozkowski has been a member of our board of directors since February 2016. Mr. Moszkowski is a co-founder of TowerBrook Capital Partners L.P. and has served as the firm’s co-chief executive officer since its inception in March 2005. Previously, Mr. Moszkowski was co-head of Soros Private Equity Partners, a division of Soros Fund Management LLC. Prior to Soros, Mr. Moszkowski was a member of the Principal Investment Area of Goldman Sachs in London and New York. Mr. Moszkowski earned his B.A. from Amherst College and received his M.B.A. from the Stanford Graduate School of Business. He serves as a director of True Religion Apparel, Inc., a TowerBrook portfolio company. Mr. Moszkowski’s past directorships include service on the boards of WellCare Health Plans and Sound Inpatient Holdings, former TowerBrook portfolio companies, as well as the board of Integra LifeSciences Corporation. We believe Mr. Moszkowski’s senior executive leadership skills and experience, finance and investment background and experience serving on numerous corporate boards, including for public and private companies operating in the health care industry, qualify him to serve on our board.
Christopher Ricaurte. Age 56. Mr. Ricaurte has served as our chief financial officer since April 2016. Prior to that, Mr. Ricaurte served as our chief financial officer Senior Vice President, Revenue Cycle Operations for Accretive Health since 2013 and has been responsible for all of the company’s centers of excellence in the U.S. and India. Before joining Accretive, he was CFO, Silicon Systems Group at Applied Materials, Inc. Prior to this he was President of Nortel Business Services, where he had also previously held the position of CFO, Global Operations. Before this, Mr. Ricaurte was CFO of CHEP Europe in London. He also worked for GE for more than 20 years, where he held positions of increasing responsibility, including CFO for GE Consumer & Industrial in Europe, Middle East and Africa (EMEA), and CFO of GE’s Industrial Solutions division.
Emad Rizk, M.D., Age 53. Dr. Rizk has served as our chief executive officer and as a member of our board of directors since July 2014. From 2003 to June 2014, Dr. Rizk served as the president of McKesson Health Solutions, a division of McKesson Corporation, a healthcare services company. Prior to joining McKesson Health Solutions, Dr. Rizk served as the lead partner and global director, medical management/pharmacy for Deloitte Consulting from 1994 to 2003. Dr. Rizk currently serves on the boards of directors of Accuray Incorporated, a publicly-held corporation, Intarcia Therapeutics Inc., a bio-pharmaceutical company, and the National Alliance for Hispanic Health, a nonprofit organization, and served as vice-chairman of the National Clinical Advisory Board, a healthcare organization focused on providing insight into the future direction of healthcare, management and delivery of patient care, from 1994 to 2000. We believe that Dr. Rizk’s experience as president of a division of a large, publicly-held corporation in the healthcare industry, together with his experience as a director of a publicly-held corporation, qualify him to serve on our board.
Ian Sacks. Age 45. Mr. Sacks has been a member of our board of directors since February 2016. Mr. Sacks has been with TowerBrook Capital Partners L.P. since its inception in 2005. Previously, Mr. Sacks was with Soros Private Equity Partners. Mr. Sacks was Chairman and Chief Executive Officer of HelpCare. Prior to that, he was a Partner at MESA Partners. Prior to MESA, he was a consultant with APM. Mr. Sacks earned a B.S. from Tufts University. Mr. Sacks serves as a director of Sound Inpatient Physicians and Vistage Worldwide, both of which are TowerBrook portfolio companies, as well as HealthEquity, Inc. Previously, Mr. Sacks served as a director of The Broadlane Group, a then TowerBrook portfolio company. We believe Mr. Sacks’ deep knowledge of the healthcare services and technology sectors, investment experience, as well as his experience serving on the boards of public and private companies operating in the healthcare industry qualify him to serve on our board.
Steven J. Shulman. Age 64. Mr. Shulman has been a member of our board of directors since April 2013, and was appointed Chairman of the Board of Directors effective April 2, 2014. Since 2008, Mr. Shulman has served as managing partner of Shulman Family Ventures, a private equity firm. Mr. Shulman has served as an operating partner at Water Street Health Partners, a healthcare-focused private equity firm, from 2008 until March 2015. From 2008 until December 2013, Mr. Shulman served as operating partner at Tower Three Partners LLC, a private equity firm. From December 2002 to February 2008, Mr. Shulman served as chairman and chief executive officer of Magellan Health Services, a specialty healthcare management organization. From 2000 to 2002, he served as chairman and chief executive officer of Internet Healthcare Group (IHCG), an early-stage healthcare services and technology venture fund that he founded. From 1997 to 1999, Mr. Shulman served as chairman, president and chief executive officer of Prudential Healthcare, Inc. Mr. Shulman serves on the boards of several privately-held companies. He also serves on the Dean’s Council at the State University of New York at Stony Brook. We believe that Mr. Shulman’s experience in private equity investment, his experience as an operating partner for a healthcare private equity firm and his experience as chief executive of several large organizations in the healthcare industry, as well as his experience as a director of several privately held companies, qualifies him to serve on our board.
Anthony J. Speranzo. Age 67. Mr. Speranzo has been a member of our board of directors since February 2016. Mr. Speranzo has been the Executive Vice President and Chief Financial Officer of Ascension Health Alliance d/b/a Ascension, the parent corporation of Ascension Health, since the corporation’s formation in September 2011. From 2002 to September 2011, Mr. Speranzo served as the Senior Vice President and Chief Financial Officer of Ascension Health. Prior to joining Ascension Health, Mr. Speranzo served as Managing Director at U.S. Bancorp Piper Jaffray (USBPJ) in Newport Beach, California. Mr. Speranzo has also served on several hospital and corporate boards. Mr. Speranzo received a B.A. in economics from the University of Massachusetts in Amherst, Massachusetts and an M.B.A. from Suffolk University in Boston, Massachusetts. We believe Mr. Speranzo’s proven leadership, extensive healthcare experience, experience serving on hospital and corporate boards and expertise in finance qualify him to serve on our board.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and the holders of more than 10% of our common stock to file with the SEC initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such filings, we are not aware of any director, officer or 10% stockholder who failed to file on a timely basis any report required by Section 16(a) for fiscal year 2015 other than Emad Rizk, Peter Csapo and Joseph Flanagan who inadvertently did not timely file Form 4s reporting monthly tax withholding obligations associated with the monthly vesting of restricted common stock previously granted to such reporting persons (Rizk: 8 transactions from 2015 to 2016; Csapo: 8 transactions from 2015 to 2016; Flanagan: 39 transactions from 2013 to 2016).  Each reporting person reported the aggregate of such withholding transactions in a Form 4 filed with the

SEC on February 12, 2016.  Since such date, each reporting person has timely filed Form 4s with the SEC for each subsequent tax withholding obligation.
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
Identifying and Evaluating Director Candidates
The process followed by the nominating and corporate governance committee to identify and evaluate director candidates includes requests to board members and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates and interviews of selected candidates by members of the nominating and corporate governance committee and our board.
In considering whether to recommend any particular candidate for inclusion in our board’s slate of recommended director nominees, the nominating and corporate governance committee applies the criteria set forth in our Corporate Governance Guidelines. These criteria include the candidate’s integrity, business acumen, knowledge of our business and industry, experience, diligence, conflicts of interest and the ability to act in the interests of all stockholders. In addition to these criteria, the nominating and corporate governance committee also considers diversity in its evaluation of candidates for board membership. Our board believes that diversity with respect to viewpoint, skills and experience should be an important factor in board composition. The committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow our board to fulfill its responsibilities.
Stockholders may recommend individuals to the nominating and corporate governance committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than 5% of our common stock for at least a year as of the date such recommendation is made, to Nominating and Corporate Governance Committee, c/o Accretive Health, Inc., 401 North Michigan Avenue, Suite 2700, Chicago, Illinois 60611, Attention: Corporate Secretary. Assuming that appropriate biographical and background material has been provided on a timely basis, the committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others. If our board determines to nominate a stockholder-recommended candidate and recommends his or her election, then his or her name will be included in our proxy card for the next annual meeting.
Audit Committee
Our board of directors has established a standing audit committee. Our audit committee assists our board of directors in its oversight of our accounting and financial reporting process and the audits of our financial statements. During the period beginning January 1, 2015 and ending February 16, 2016, each of Stanley Logan, Alex Mandl, Michael Hammond, Steven Kaplan, Denis Nayden and Mark Wolfson served as members of our Audit Committee, and our Board determined that each of the foregoing members was independent as defined under the rules of the New York Stock Exchange, or NYSE.  In connection with the Transaction and effective February 16, 2016, our Audit Committee was reconstituted to include the following members: Messrs. Ditkoff, Henneman and Mandl.  Our board of directors has determined that each of the members of our audit committee is independent as defined under the rules of the NYSE and satisfies the requirements for financial literacy under the current requirements of NYSE rules and regulations. Our board of directors has further determined that each of Mr. Mandl and Mr. Henneman is an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

Item 11.	Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis, or CD&A, provides information about our executive compensation philosophy and the components of our compensation programs, including information about how we align the compensation for our named executive officers, or NEOs, with our goals and performance. This CD&A is intended to help readers better understand the information found in the tables and narrative that follow.
Compensation Objectives and Philosophy
Our executive compensation program aims to attract and retain highly talented executives by providing competitive pay and benefits and to reward our executives for performance that aligns with our operating and strategic goals, with the ultimate objective of increasing stockholder value. The structure of our executive compensation program enables us to provide a competitive total compensation package that ties a portion of each executive’s overall compensation to key corporate financial goals and significant accomplishments. Both short-term and long-term incentives are intended to align executives with stockholder interests and the successful execution of long-term strategic plans.

We attract and retain executives by providing a market competitive compensation program consisting of base salary, annual bonus and long-term incentives, coupled with benefits to support health, wellness and other life events. The box below highlights the key considerations behind the development, review and approval of our NEOs’ compensation in 2015.

Objectives
Our NEO compensation program is designed to:
• Align the interests of our executives with those of our stockholders
• Pay for performance by rewarding the achievement of our annual and long-term operating and strategic goals
• Recognize individual contributions
• Attract, retain and motivate highly talented individuals who have the breadth and depth of experience to successfully execute our business strategy

This CD&A focuses on the following executive officers who served during 2015:
Dr. Emad Rizk, President and Chief Executive Officer - Dr. Rizk joined Accretive Health as President and Chief Executive Officer in July 2014.
Peter Csapo, Chief Financial Officer and Treasurer - Mr. Csapo joined Accretive Health as Chief Financial Officer and Treasurer in August 2014
Joseph Flanagan, Chief Operating Officer - Mr. Flanagan joined Accretive Health as Chief Operating Officer in April 2013.
         On April 21, 2016, we announced a number of management changes including the appointment of Mr. Flanagan as President and Chief Operating Officer and the promotion of Christopher Ricaurte to Chief Financial Officer, as Peter Csapo stepped down as our Chief Financial Officer.  No new or amended compensation arrangements were entered into in connection with such changes.  However, the Compensation Committee will consider any such changes in connection with its ongoing review of our compensation programs, objectives and philosophy in light of the Transaction discussed below.

 2015 Performance
Company Achievements
During 2015, we continued to focus our efforts on several key strategic and operational imperatives aimed at delivering on our critical customer obligations and continued to expand the depth and breadth of our services. While our financial results fell below expectations, our NEOs achieved important goals during this period, including:

•
In response to a letter received in July 2015 from Ascension Health, or Ascension, our largest customer and the nation’s largest Catholic and non-profit health system, we commenced a strategic review process to enhance stockholder value. The strategic review process concluded in December 2015 with the announcement of a long-term strategic partnership with Ascension Health Alliance, or Ascension Health, the parent of Ascension, and TowerBrook Capital Partners, an investment management firm, or the Transaction. As part of the Transaction, we renewed, revised and expanded our existing services agreement with Ascension, or the MPSA, for a 10-year term effective February 16, 2016. This long-term strategic partnership provided our business with approximately $200 million in new capital, will expand our relationship with Ascension and is anticipated to improve our ability to expand our customer base outside of the Ascension hospital base.

•
Deepening our focus on scalable infrastructure and applications, operational excellence, and shared services capacity in preparation of our anticipated addition of more than $8 billion in net patient revenue under management due to the long-term strategic partnership with Ascension.

•
Significant sequential improvement in financial results in the fourth quarter and over the prior year, including net cash generated from customer contracting activities of $26.4 million, compared to $7.8 million for 2014.

•	Becoming current with our Securities and Exchange Commission, or SEC, filings.

•	Continuing to make meaningful progress towards remediating our control environment deficiencies.

•	Completing our mid-term HITRUST assessment and successfully maintaining our HITRUST CSF certification.

Linking Pay with Performance
Executive compensation for 2015 was consistent with our compensation objectives and reflects our operating performance, demonstrating our commitment to pay our executives for the performance they deliver.

In light of the fact that our NEOs received retention equity grants in connection with the Transaction, notwithstanding the achievements described above, our NEOs did not receive an annual cash incentive bonus for 2015 performance, other than Mr. Flanagan, who received a discretionary bonus of $500,000 to reward his leadership of the cross-functional team that retained Ascension as a customer and negotiated a meaningful expansion of the MPSA with Ascension. See page 17 for details.

Overview of 2015 Compensation Decisions and Actions
Factors Guiding Our Decisions
The following factors guided the planning and decisions for 2015 executive compensation:

•	Executive compensation program objectives;

•	Operating performance;

•	Recommendations of the Chief Executive Officer for other NEOs;

•	Advice of an independent compensation consultant;

•	Uncertainties related to our strategic review;

•	Our stock price performance; and

•	Competitive market practices.
Key 2015 Executive Compensation Decisions

We have faced significant business challenges since 2012, which have informed our executive compensation decision making. The compensation decisions made during 2015, as outlined below, demonstrate our commitment to providing incentives tied to improved financial and stock performance.

Base Salary
None of our NEOs received a base salary increase in 2015 based on our market analysis of compensation data for similarly situated executives.

Annual Cash Incentive Bonus
2015 Awards: Although our NEOs achieved significant accomplishments critical to the success of our company, in light of the fact that they received retention equity grants in connection with the Transaction, our Compensation Committee determined that no bonus payouts would be awarded to our NEOs for 2015 performance, except that our Compensation Committee awarded a discretionary bonus of $500,000 to Mr. Flanagan for 2015 performance to reward his leadership of the cross-functional team that retained Ascension as a customer and negotiated a meaningful expansion of the MPSA with Ascension.
2014 Awards: In light of the fact that our 2014 annual cash incentive bonus awards, which were paid to certain employees (either entirely or in part) in the form of restricted shares of our common stock that vested monthly over twelve months, significantly declined in value shortly after the grant because of the decline in the price of our common stock, our Compensation Committee approved a grant of cash bonuses to those employees, including each of the NEOs. See page 18 for details.
Equity Incentive Awards
Equity incentive awards are generally granted to NEOs when they enter into or renew an employment agreement with us. On occasion, our Compensation Committee also awards discretionary equity grants to retain NEOs, reward exceptional performance and/or recognize expanded responsibility.
In connection with the Transaction, each NEO received a retention equity grant in the form of restricted stock on December 31, 2015, designed to promote retention of the services and skills of the recipient, as well as to maintain the recipient’s focus on ongoing operations during a critical time for our business. In connection with these retention equity grants, Dr. Rizk received 1,500,000 shares, Mr. Csapo received 676,800 shares and Mr. Flanagan received 952,000 shares. Each of these equity grants vests in equal annual installments over three years. See page 20 for details.
Retention Bonus Program and Enhanced Change of Control Severance Program
In July 2015, our Board approved a targeted retention program, or the Retention Bonus Program, and enhanced change-of-control severance arrangements, or the Enhanced Change of Control Severance Program, for key employees, including our NEOs and critical members of their management team. The Retention Bonus Program and Enhanced Change of Control Severance Program were adopted to retain these key leaders during our strategic alternatives review process to enhance stockholder value, which was announced on July 16, 2015. These programs were also intended to mitigate any uncertainty regarding future employment resulting from Ascension’s unsolicited proposal to acquire us, or other strategic alternatives.

In connection with the Transaction, the retention agreements that were entered into in connection with the Retention Bonus Program and the Enhanced Change of Control Severance Program were ultimately canceled and, for our NEOs, replaced in their entirety by a one-time retention equity grant on December 31, 2015. Other severance and change-of-control arrangements were not impacted and remain in place. See page 26 for details.
Pay-for-Performance Focus
Aligning Pay with Performance
Pay-for-performance is one of the objectives of our executive compensation philosophy. NEOs can earn target compensation only to the extent we achieve our corporate goals. Additionally, their actual annual incentive award takes into account their individual performance in supporting several key business objectives. Our incentive compensation program for NEOs is designed to link total compensation with the achievement of our corporate goals, some of which are short-term, while others may take several years to achieve.

	Annual Cash Incentive Bonus	Stock Options	Restricted Stock Awards
	Short-Term (Cash)	Long-Term (Equity)	Long-Term (Equity)
Objective	Short-term business performance	Stockholder value creation	Stockholder value creation
Time Horizon	1 Year	Generally vest over 4 years Subject to continued employment with the Company, exercisable for up to 10 years	Generally vest over 4 years Subject to continued employment with the Company
Metrics	Specific tactical, strategic and financial business objectives and Individual performance	Stock price	Stock price
Our executive compensation decisions in recent years have been affected by our efforts to build and retain a leadership team that will help ensure we perform at our highest level. This focus, however, has not changed our strong emphasis on pay-for-performance. While we require competitive compensation packages to attract and retain leaders who will help us perform well both internally and externally, we follow a compensation strategy that heavily emphasizes performance.
For our Chief Executive Officer, this means that the greatest portion of his compensation is in the form of incentive compensation, and the majority of this incentive compensation is focused on delivering long-term performance.
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

Consideration of “Say-on-Pay” Vote
Our stockholders approved the non-binding advisory proposal on the compensation of our NEOs with an 84% favorable vote at our annual meeting of stockholders held in August 2015, our most recent annual meeting at which such a vote was taken. Based in part on this approval from stockholders, our Compensation Committee determined that no changes to our 2016 executive compensation program were warranted.

At our 2011 annual meeting of stockholders, our stockholders voted to adopt the recommendation of our Board to conduct future advisory votes on the compensation of our NEOs every three years. Accordingly, the next stockholder advisory vote on the compensation of our NEOs will be held at the 2018 Annual Meeting.
Determining Executive Compensation
In determining compensation changes for NEOs from year to year, our Compensation Committee generally focuses on total direct executive compensation, which consists of base salary, annual cash incentive bonus and long-term equity incentive awards.

Factors Guiding Decisions
•	Executive compensation program objectives
•	Company financial performance and important achievements
•	Assessment of leaders’ adherence to company values, their leadership traits and achievement of individual objectives
•	Recommendations of the Chief Executive Officer for other NEOs
•	Stockholder input through the “say-on-pay” vote
•	Advice of an independent compensation consultant on market pay practices
Role of our Compensation Committee
Our Compensation Committee oversees our executive compensation program and has done so historically. In this role, our Compensation Committee reviews and approves compensation decisions relating to our NEOs. Our Compensation Committee has the authority, without approval of our Board, to retain and terminate an independent compensation consultant to assist in the evaluation of executive officer compensation.
During the period beginning January 1, 2015 and ending February 16, 2016, each of Steven N. Kaplan, Edgar Bronfman, Jr., Denis J. Nayden and Steven J. Shulman served as members of our Compensation Committee, and our Board determined that each of the foregoing members was independent as defined under the rules of the NYSE.  In connection with the Transaction and effective February 16, 2016, our Compensation Committee was reconstituted to include the following members: Ian Sacks, Steven J. Shulman and Anthony J. Speranzo.  Other than with respect to Mr. Shulman, our Board has not yet made a determination as to the independence of the foregoing members.
Our newly reconstituted Compensation Committee is undertaking a substantial review of our existing compensation programs, objectives and philosophy and determining whether such programs, objectives and philosophy are appropriate in light of the Transaction. In connection with this review, our Compensation Committee has engaged Steven Hall & Partners as its new independent compensation consultant.
Role of our Chief Executive Officer
Our Chief Executive Officer annually reviews the performance of each of our other executive officers and, based on these reviews, provides recommendations to our Compensation Committee with respect to salary adjustments, annual cash incentive bonus targets and awards, and equity incentive awards.
Our Compensation Committee meets with our Chief Executive Officer annually to discuss and review our Chief Executive Officer’s recommendations regarding executive compensation for our executive officers, excluding our Chief Executive Officer. Our Compensation Committee typically meets in executive session to discuss those recommendations before our Compensation Committee makes final decisions regarding our executive officers’ compensation and informs our Board of such decisions. Our Chief Executive Officer is not present for discussions regarding our Chief Executive Officer’s compensation.
For fiscal year 2015, our Chief Executive Officer was authorized by our Compensation Committee to grant options to employees who are not directors or executive officers of the company and to determine the number of shares covered by, and the timing of, these option grants. Our Board has, and it exercises, either directly or through its delegation of authority to our Compensation Committee, the ability to materially increase or decrease amounts of compensation payable to our executive officers pursuant to recommendations made by our Chief Executive Officer or otherwise.
Role of the Compensation Consultant
Our Compensation Committee engages an independent compensation consulting firm from time to time to provide advice regarding our executive compensation program and general information regarding executive compensation practices in our industry. At our Compensation Committee’s request, the independent compensation consulting firm, Towers Watson (now Willis Towers Watson), advised our Compensation Committee in 2015 and provided advice on some, but not all, executive compensation actions and decisions related to 2015. Our Compensation Committee considered Towers Watson’s advice regarding our executive compensation program and then, ultimately, made their own decisions about these matters.
Towers Watson takes direction from our Compensation Committee, as appropriate, and reports directly to our Compensation Committee. With respect to 2015, Towers Watson did not raise any conflicts of interest to our Compensation Committee, and the Compensation Committee determined that no conflicts of interest existed, that would affect its independence pursuant to SEC and NYSE rules or would prevent it from independently representing our Compensation Committee.
In connection with the substantial review of our existing compensation programs, objectives and philosophy being undertaken by our newly constituted Compensation Committee, our Compensation Committee has engaged Steven Hall & Partners as its new independent compensation consultant.
Executive Compensation Survey Data
In 2015, our Compensation Committee used the Towers Watson 2014 Compensation Data Bank (CDB) General Industry Executive Compensation Survey Report - U.S. to evaluate 2015 executive compensation. The surveys provide general industry data, and the data used was size-adjusted to reflect our revenue.
While our Compensation Committee considers survey data in determining the competitiveness of our executive compensation, it is only one factor taken into consideration when determining the total compensation for our NEOs. Our Compensation Committee also considers the other factors listed in “Factors Guiding Decisions” above.
As discussed above, our newly reconstituted Compensation Committee is undertaking a substantial review of our existing compensation programs, objectives and philosophy and determining whether such programs, objectives and philosophy are appropriate in light of the Transaction. As such, the Compensation Committee may in the future change its benchmarking practices, including utilizing a formal peer group.
Risk Considerations in our Executive Compensation Program
We provide a mix of executive compensation elements, and design such elements, in order to discourage management from assuming excessive risk. We believe that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on our business. In addition, our Compensation Committee believes that the mix and design of the components of executive compensation do not encourage management to assume excessive risks.

Elements of the Executive Compensation Program
The following table describes how elements of compensation are intended to satisfy our executive compensation objectives.

Compensation Element	Purpose	Type of Compensation	Link to Program Objectives
Base Salary	Fixed level of cash compensation to attract and retain key talent in a competitive marketplace	Cash	●	Determined based on evaluation of individual’s experience, position, current performance and external market competitive data
Annual Cash Incentive Bonus	Target incentive opportunity (set as a percentage of base salary) that encourages executives to achieve annual company operating plan goals	Cash	●	Provides compensation based on achievement of our operating plan goals, as well as individual performance against specific corporate objectives
			●	No minimum guaranteed payout
Long-Term Equity Incentive Awards	Helps ensure executive compensation is directly linked to the achievement of our long-term objectives	Long-Term Equity	●	Provides our NEOs with a strong link to our long-term performance by enhancing their accountability for long-term decision making
	Creates an ownership culture by aligning the interests of our NEOs with the creation of value for our stockholders Furthers our goal of executive retention		●	Delivered through stock options and/or restricted stock awards
			●	Time-based awards generally vest ratably over a four-year period; Performance-based awards vest at the end of an applicable performance period based on the achievement of performance goals
Benefits	Important element of a total rewards program and helps attract and retain executive talent	Benefit	●
Same broad-based benefits that are provided to all employees, including our 401(k) retirement plan, a medical care plan, vacation, short- and long-term disability coverage and standard company holidays

			●	Our NEOs do not receive a matching 401(k) contribution from Accretive Health
Change-of-Control Benefits	Attracts and retains employees in a competitive market	Combination of Cash, Benefit and Long-Term Equity	●	Combination of “single trigger” and “double trigger” vesting, along with severance
Employment Agreements	Ensures continued dedication of employees in case of personal uncertainties or risk of job loss Provides confidentiality and non-compete protections	N/A	●	Specific for the individual

Analysis of 2015 Compensation Decisions

Base Salary
We use competitive base salaries to attract and retain qualified talent to help us achieve our growth and performance goals. Base salaries take into account each NEO’s experience, knowledge and responsibilities. The independent compensation consultant periodically provides our Compensation Committee with analyses of competitive salary ranges for the NEO positions, based in part on external compensation survey data.
Base Salary Adjustments
From time to time, at their discretion, our Compensation Committee evaluates and adjusts NEOs' base salary levels based on factors determined to be relevant, including:

•	Executive officer’s skills and experience

•	Particular importance of the executive officer’s position to us

•	Executive officer’s individual performance

•	Executive officer’s growth in his or her position

•	Market level increases

•	Base salaries for comparable positions within our company

•	Inflation rates

2015 Base Salary Decisions
In February 2015, our Compensation Committee elected not to increase base salaries for any NEOs based on our market analysis of compensation data for similarly situated executives.

	Base Salary (Annualized)
	2014 Salary	2015 Salary	Percent Change
Emad Rizk	$750,000	$750,000	0%
Peter Csapo	$470,000	$470,000	0%
Joseph Flanagan	$595,000	$595,000	0%

Annual Cash Incentive Bonus
We maintain an annual cash incentive bonus program in which each of our NEOs participates. These annual cash incentive bonuses are intended to compensate our NEOs for achievement of corporate goals, as well as individual performance in the areas of:
•Economic and financial contributions
•Operations
•Customer satisfaction
•Business development
•Organizational and leadership development

Annual Cash Incentive Bonus Design

•	Our annual cash incentive bonus awards have varied significantly from year to year, and we expect that they will continue to vary, depending on actual corporate and individual performance results.

•
At the beginning of each year, our Board establishes our corporate financial and operational goals and through our Compensation Committee, individual incentive bonus targets for our executive officers. The goals established by our Board are based on our historical operating results and growth rates, as well as our expected future results, and are designed to require significant effort and operational success on the part of our NEOs and Accretive Health. However, during the course of the year, our Board and our

Compensation Committee may (based in part on recommendations of our Chief Executive Officer, with respect to our other NEOs) adjust such goals as they deem appropriate.

•
In addition to corporate goals, each NEO is also responsible for setting individual performance goals at the beginning of each year. The goals are based on the executive’s role and responsibilities and are designed to help drive our success.

•
Each NEO’s initial target annual bonus is established upon commencement of employment as part of the executive’s overall compensation package. The target annual bonus amount is then reviewed and may be adjusted in each subsequent year, if appropriate, based on external market data to ensure that the values reflect external competitiveness and internal equity. Our Compensation Committee’s independent compensation consultant, using the same approach as described for annual base salary, periodically reviews the competitive range for annual cash incentive pay for our Chief Executive Officer and each other NEO (which is set as a percentage of annual base salary) and provides such data to our Compensation Committee, which determines annual bonus targets, subject to any limitations contained in any applicable agreement with such NEO.

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

•
Our Compensation Committee approves actual annual cash incentive bonus payouts, which are based on input from our Chief Executive Officer in the case of NEOs other than the Chief Executive Officer. There are no minimum or maximum payout levels, and our Compensation Committee has broad discretion to make adjustments to the awards.

2015 Annual Cash Incentive Target Bonus Decisions
For 2015, our Compensation Committee based annual cash incentive bonus decisions for our NEOs on the achievement of the following corporate goals, as well as their personal performance. These goals were designed to help us build critical infrastructure and consistent operational execution capability to support sustainable growth in the future.

	2015 Goal	2015 Achievements
Operations
• Hit operational performance targets
• Standardize Accretive Health Playbook
• Institutionalize Denials Reduction Program by year-end
• Complete Phase 1 of shared services expansion project
• Complete work to support modular services (shared services)

• Met over half of the operational performance targets
• Completed standardization of Accretive Health Playbook
• Almost fully institutionalized Denials Reduction Program before year-end
• Completed Phase 1 of shared services expansion project
• Made significant progress but did not complete the work to support modular services (shared services)

Financial	• Deliver net cash generated from customer contracting activities of $34.1M and gross cash generated from customer contracting activities of $248.7M	• Delivered net cash generated from customer contracting activities of $26.4M and gross cash generated from customer contracting activities of $230.2M
Customer Satisfaction and Growth
• Launch NPS plan and completion on follow up items
• Develop renewal strategy for key customer contract expiring in 2016
• Close targeted net new revenue cycle deals
• Move targeted prospective revenue cycle transactions into contracting stage

• Launched NPS plan and completed follow up items
• Completed development of renewal strategy for key customer contract expiring in 2016
• Missed targeted net new revenue cycle deals
• Met our targeted number of prospective revenue cycle transactions moved into contracting stage

Employees	• Achieve targeted field attrition rate • Achieve targeted shared services attrition rate • Hold Company-wide all hands calls quarterly	• Fell short of the field attrition goal • Exceeded the shared services attrition goal • Completed half of the planned Company-wide all hands calls
In light of the fact that our NEOs received retention equity grants in connection with the Transaction, notwithstanding the achievements described above, our Compensation Committee elected not to award bonus payouts to any of our NEOs, other than to Mr. Flanagan who received a discretionary bonus award of $500,000 to reward his leadership of the cross-functional team that retained Ascension as a customer and negotiated a meaningful expansion of the MPSA with Ascension.

The table below shows the annual target for 2015 and actual bonus payments for 2015 for each NEO:

	2015 Annual Cash Incentive Bonus
	Target Award Opportunity	Target as a % of Base Salary	Actual Bonus Awarded
Emad Rizk	$750,000	100%	$0
Peter Csapo	$376,000	80%	$0
Joseph Flanagan	$595,000	100%	$500,000
Payment of 2014 Annual Incentive Awards
In July 2015, our Compensation Committee approved the grant of cash bonuses to employees, including each of our NEOs, who received all or a portion of their 2014 annual incentive award in the form of restricted shares of our common stock that vested monthly over twelve months. Our Compensation Committee determined that it was appropriate to grant these bonuses to mitigate the effect of a significant decrease in the price of our common stock that occurred shortly after the grant of the 2014 annual incentive award restricted stock as a result of our disclosure of Ascension’s unsolicited proposal to acquire us. These cash bonuses, paid in August 2015, were equal to the product of (i) $2.66 (which amount reflects the difference between our per share closing trading price on the date that we determined the number of restricted shares to be granted less the trading price per share of our common stock as of the close of trading on the second business day following our earnings release for the second quarter of 2015), multiplied by (ii) the number of restricted shares granted to each recipient (which was 78,067, 34,944 and 132,714 for Dr. Rizk, and Messrs. Csapo and Flanagan, respectively).
Equity Incentive Awards
Our equity incentive award program is the primary vehicle for offering long-term incentives to our NEOs. Equity incentive awards to our NEOs may be made in the form of restricted stock and/or stock options. Awards are generally granted to NEOs when they enter into or renew an employment agreement with us. On occasion, our Compensation Committee also grants discretionary equity awards to NEOs to retain and reward exceptional performance or recognize expanded responsibility.
Although we do not have any equity ownership guidelines or requirements for our NEOs, we believe that equity incentive awards:

•	Provide our NEOs with a strong link to our long-term performance by enhancing their accountability for long-term decision making;

•	Help balance the short-term orientation of our annual cash incentive bonus program;

•	Create an ownership culture by aligning the interests of our NEOs with the creation of value for our stockholders; and

•	Further our goal of executive retention.

In determining the size of equity incentive awards to NEOs, our Compensation Committee generally considers the executive’s experience, skills, level and scope of responsibilities, competitive practices for similar positions externally, and internal comparisons to other comparable positions in our company.

Focus on Stockholder Value
Long-term incentive grants are intended to align the long-term financial interests of senior management with those of our stockholders.
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

2015 Equity Incentive Decisions
In connection with the Transaction (which closed on February 16, 2016), each NEO received a retention equity grant in the form of restricted stock on December 31, 2015, designed to promote retention of the services and skills of the recipient, as well as to maintain the recipient’s focus on ongoing operations during a critical time for our business. These restricted shares vest in equal installments over a three-year period (on February 16 of 2017, 2018 and 2019).

2015 Retention Equity Grant
Number of Restricted Shares
Emad Rizk	1,500,000
Peter Csapo	676,800
Joseph Flanagan	952,000
By accepting these awards, NEOs agreed to forfeit the Retention Bonus Program and Enhanced Change of Control Severance Program, approved by our Compensation Committee in July and described in detail on page 26, Other severance and change of control arrangements were not impacted and remain in place.
Other Employee Benefits
We maintain broad-based benefits that are provided to all employees, including our 401(k) retirement plan, flexible spending accounts, a medical care plan, vacation, short- and long-term disability insurance and standard company holidays. Our NEOs are eligible to participate in each of these programs on the same terms as non-executive employees; however, we do not provide a matching 401(k) contribution for any of our NEOs.
Consistent with our executive compensation philosophy and our commitment to emphasize performance-based pay, we limit the perquisites and other personal benefits that we provide to executives, and any such benefits are provided to help achieve our business objective.
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

•
 A non-statutory stock option to purchase up to 300,000 shares of our common stock at a per share exercise price equal to the closing price of our common stock on the grant date, and a restricted stock award for 200,000 shares of our common stock, both of which will vest in equal annual installments over four years following the grant date, subject to continued service with us. These incentive equity grants were issued outside of our 2010 Plan as employment inducement grants in accordance with the rules of the NYSE.

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

•
If Mr. Csapo’s annual bonus for the fiscal year preceding the date of termination has not been paid prior to such termination, an annual bonus for such fiscal year equal to the amount of Mr. Csapo’s target bonus opportunity multiplied by the payout percentage that is approved by our Board for company-wide bonus payouts with respect to such fiscal year;

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

Transition, Separation and General Release Agreement with Mr. Csapo
On April 25, 2016 and in connection with his separation from the company, we and Mr. Csapo entered into a Transition, Separation and General Release Agreement, or the Transition Agreement, that provides for the following:

•	Effective as of April 25, 2016, Mr. Csapo resigned from all positions he held with the company, including Chief Financial Officer;

•
For the period beginning April 25, 2016 and ending May 13, 2016 (or an earlier date at any party’s election), Mr. Csapo will provide at-will transition and advisory services and will receive his full base salary and benefits during this period;

•	Following the transition period, Mr. Csapo will also receive the payments, accelerated vesting and other benefits that are consistent with those described above for a no-cause termination;

•	The right but not the obligation in certain circumstances in the future for us to repurchase shares of our common stock held by Mr. Csapo; and

•	A general release of all legal claims by Mr. Csapo and noncompete, nonsolicitation, nondisparagement and confidentiality provisions.

Agreement with Mr. Joseph Flanagan
In connection with his appointment to Chief Operating Officer, in April 2013, we and Mr. Flanagan entered into an offer letter agreement that provides him the following:

•	Annual base salary of $595,000;
•Annual target bonus opportunity of at least 100% of base salary;
•A $400,000 sign-on bonus;

•
A one-time payment of $30,000 (less required deductions) for relocation expenses in addition to relocation expense benefits commensurate with his position in accordance with our relocation program (the additional relocation expense benefits amounted to $266,680 and included reimbursement for expenses incurred in connection with the move from Singapore);

•	Eligibility to participate in the employee benefit programs generally available to our senior executives; and

•
A non-statutory stock option to purchase up to 800,000 shares of our common stock at a per share exercise price equal to the closing price of the common stock on the grant date, and a restricted stock award for 400,000 shares of our common stock, both of which generally vest in equal monthly installments over 48 months, subject to continued service with us. These incentive equity awards were issued outside of our 2010 Plan as employment inducement grants in accordance with the rules of the NYSE. One-half of the unvested portion of these incentive equity awards will be subject to accelerated vesting upon the occurrence of a “change in control” (as defined in the offer letter agreement) of our company while Mr. Flanagan remains employed.

In the event that Mr. Flanagan’s employment is terminated by us without “cause” or by Mr. Flanagan for “good reason,” in addition to any earned but unpaid salary and bonus and his accrued and vested benefits under our employee benefit programs, which are payable upon any termination of employment, Mr. Flanagan also will be entitled to receive:

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

 As an incentive for Mr. Flanagan to remain with Accretive Health during a critical juncture during our Chief Executive Officer transition process in 2014, we amended his employment terms in April 2014 to provide him the following additional compensation and benefits:

•	Monthly supplemental cash retention bonus of $25,000 for the duration of Mr. Flanagan’s employment;

•	One-time cash retention bonus of $1,700,000, paid on April 29, 2016, which is the second anniversary of the date on which the agreement was signed;

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
 Confidentiality and Non-Disclosure Agreements
As a condition to employment, each NEO entered into a confidentiality and non-disclosure agreement with us. Under these agreements, each NEO has agreed:

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
We have employment agreements with each of Emad Rizk, our Chief Executive Officer, and Peter Csapo, our Chief Financial Officer, that provide for “double trigger” benefits in connection with a change of control of our company together with the termination of employment, and an employment agreement with Joseph Flanagan, our Chief Operating Officer, that provides for both “single trigger” and “double trigger” benefits in connection with a change in control of our company together (with respect to the “double trigger” benefits) with the termination of Mr. Flanagan’s employment. Details of these agreements are listed under “Employment Agreements.”
Retention Bonus Program and Enhanced Change of Control Severance Program
In July 2015, our Board approved the Retention Bonus Program and Enhanced Change of Control Severance Program for key employees, including our NEOs and critical members of their management team. The Retention Bonus Program and Enhanced Change of Control Severance Program were adopted to retain key leaders during our strategic alternatives review process to enhance stockholder value, announced on July 16, 2015. They were also intended to mitigate any uncertainty regarding future employment resulting from Ascension’s unsolicited proposal to acquire us, or other strategic alternatives. In connection with its adoption of the Retention Bonus Program and the Enhanced Change of Control Severance Program, our Board and Compensation Committee consulted with our management and independent compensation consultant to review and evaluate the terms of the programs.
Under the Retention Bonus Program, NEOs were eligible to receive a retention bonus, fifty percent of which was payable upon the closing of a “change of control” type transaction involving us and the remaining fifty percent of which was payable ninety days following the closing of a change of control. These payments would have been subject to the executive’s continued employment through the payment date or, solely with respect to the second portion of the retention bonus, termination of the executive’s employment without “cause,” due to his or her death or disability or by the executive for “good reason” following the closing of the change of control, but prior to the payment of the second portion of the bonus. Dr. Rizk and Messrs. Csapo and Flanagan were eligible for retention bonuses equal to two times the sum of their respective base salaries and target bonuses (with aggregate retention bonuses of $3,000,000, $1,692,000 and $2,380,000, respectively) under the Retention Bonus Program upon the occurrence of a qualifying change-in-control.
The Enhanced Change of Control Severance Program provided that an executive whose employment was terminated by our successor without cause or by the executive for good reason, in each case, during the 24-month (or, with respect to certain non-NEOs, 12-month) period following a “change of control,” would be entitled to a lump sum cash severance payment in amounts based on a percentage of his base salary and target bonus (with Dr. Rizk and Messrs. Csapo and Flanagan being entitled to such payments in an amount equal to two times the sum of their respective base salaries and target bonuses). Assuming a “qualifying termination” of their respective employment on July 28, 2015 (and assuming a change of control had occurred), the aggregate severance payments to which Dr. Rizk and Messrs. Csapo and Flanagan would have been entitled are $3,000,000, $1,692,000 and $2,380,000, respectively. Dr. Rizk’s cash severance entitlement under the Enhanced Severance Program was the same as under his current offer letter with us, except that severance under the Enhanced Severance Program would have been payable in a lump sum, rather than installments. On October 19, 2015, we amended Dr. Rizk’s Retention Bonus and Change of Control Severance Agreement, dated as of August 12, 2015, to increase (i) the retention bonus multiple thereunder from two times to two and one-half times the sum of Dr. Rizk’s base salary and target bonus, increasing the potential retention bonus payment from $3,000,000 to $3,750,000, and (ii) the severance multiple thereunder from two times to two and one-half times Dr. Rizk’s base salary and target bonus, increasing the potential severance payments from $3,000,000 to $3,750,000.
In connection with the Transaction, the retention agreements entered into in connection with the Retention Bonus Program and the Enhanced Change of Control Severance Program, including with our NEOs, were ultimately cancelled and, with respect to our NEOs, replaced by a one-time retention equity grant on December 31, 2015. Accordingly, the Retention Bonus Program and Enhanced Change of Control Severance Program are no longer in effect. Other severance and change-of-control arrangements were not impacted and remain in place.
Deductibility of Executive Compensation
Section 162(m) of the Internal Revenue Code generally disallows a tax deduction for compensation in excess of $1.0 million paid to our Chief Executive Officer and our three other officers (other than our Chief Executive Officer and our Chief Financial Officer), whose compensation is required to be reported to our stockholders pursuant to the Exchange Act by reason of being among the three other most highly-paid executive officers. Qualifying performance-based compensation is not subject to the deduction limitation if specified requirements are met. Our Board or Compensation Committee may, in their judgment, authorize compensation payments that are not exempt under Section 162(m) when they believe that such payments are appropriate to attract and retain executive talent.

Summary Compensation Table
The following table sets forth information regarding compensation earned by our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards (1) ($)		Option Awards (1) ($)		Non-Equity Incentive Plan Compensation (1) (12) ($)		All Other Compensation ($)		Total ($)
Dr. Emad Rizk (2)	2015	$750,000	$207,658	(8)	$4,800,000		$—		$420,000	(12)	—		$6,177,658
President and Chief Executive Officer	2014	$338,835	—		$8,110,000		$12,150,000		—		—		$20,598,835
Peter P. Csapo (3)	2015	$470,000	$92,951	(8)	$2,165,760		$—		$187,999	(12)	$85,478	(10)	$3,002,188
Chief Financial Officer and Treasurer	2014	$183,590	—		$1,630,000		$1,221,000		—		$40,726	(10)	$3,075,316
Joseph Flanagan (4)	2015	$595,000	$2,625,518	(9)	$3,046,400		$—		$714,001	(12)	$132,196	(11)	$7,113,115
Chief Operating Officer	2014	$595,000	$200,000	(5)	$2,415,000	(7)	$2,195,000	(11)	—		$735,777	(11)	$6,140,777
	2013	$345,175	$400,000	(6)	$4,588,000		$4,392,000		$277,667		$312,935	(11)	$10,315,777

(1)
Valuation of these option and stock awards is based on the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC 718. These amounts do not represent the actual amounts paid to or realized by the named executive officer during 2013, 2014 and 2015. The assumptions used by us with respect to the valuation of option awards are the same as those set forth in Note 5, Share-Based Compensation, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on March 10, 2016

(2)	Dr. Rizk joined our company on July 21, 2014.
(3)	Mr. Csapo joined our company on August 12, 2014.
(4)	Mr. Flanagan joined our company on April 29, 2013.
(5)	This amount represents Mr. Flanagan’s monthly supplemental cash retention bonus, as described in the summary of his employment agreement.
(6)	This amount represents Mr. Flanagan’s sign-on bonus, as described in the summary of his employment agreement above.
(7)
Since our stockholders did not approve the amendment to our 2010 Plan prior to December 31, 2014, Mr. Flanagan’s incentive equity awards terminated, and in lieu thereof, Mr. Flanagan became entitled to receive cash payments from the company following each date that any portion of such stock award and option award that would have otherwise vested equal to the value of each share of restricted stock (based on the closing price of the company's common stock on the applicable vesting date) and option award (based on the difference between the exercise price and the closing price of the company's common stock on the applicable vesting date). These cash payments of $1,472,500 are included in "Non-Equity Incentive Plan Compensation" in 2015. For 2014, this amount also includes $170,000 in incremental fair value computed in accordance with ASC 718 related to the modification of Mr. Flanagan's vested options to extend the exercise period of such vested options in connection with his amended employment agreement.

(8)
Represents make-whole cash bonuses made to those participants in the Company's 2014 annual cash incentive bonus plan who received all or a portion of their 2014 annual cash incentive award in the form of restricted shares of the Company's common stock (the "2014 Bonus Plan RSA Grantees"). These bonuses were paid to 2014 Bonus Plan RSA Grantees on the second regularly scheduled payroll date following the Company’s scheduled second quarter earnings release on August 5, 2015 and were equal to the product of (i) $2.66 (which amount represents the difference of $5.38, the trading price per share of the Company’s common stock as of the close of trading on the date that the Company determined the number of restricted shares to be granted to 2014 Bonus Plan RSA Grantees, minus $2.72, the trading price per share of the Company’s common stock as of the close of trading on the second business day following the earnings release), multiplied by (ii) the number of restricted shares granted to the applicable 2014 Bonus Plan RSA Grantee.

(9)
This amount represents the following: (i) $353,018 in cash bonus made to Mr. Flanagan as described in footnote 8 above, (ii) $300,000 of monthly supplemental cash retention bonus payments as described in footnote 5 above, (iii) $1,472,500 in cash payments resulting from the termination of Mr. Flanagan's incentive award as described in footnote 7 above and (iv) $500,000 in cash discretionary bonus under our 2015 annual cash incentive bonus plan.

(10)
For 2015, this amount for Mr. Csapo is comprised of temporary living expenses, $29,400; tax gross-up payments, $18,676; and compensatory travel and entertainment expenses and taxes, $37,401.79. For 2014, this amount for Mr. Csapo is comprised of the following: temporary living expenses, $12,198; tax gross-up payments, $3,993; and compensatory travel and entertainment expenses and taxes, $24,535.

(11)
For 2015, this amount for Mr. Flanagan represents $72,020 in housing benefits and tax gross-up of $66,801.79. For 2014, this amount for Mr. Flanagan represents the following: relocation benefits, $503,766; tax gross-up, $76,784; household goods, $56,602; legal expenses, $50,000; temporary living expenses, $48,000; payments for educational consulting services, $625. For 2013, this amount for Mr. Flanagan represents relocation benefits.

(12)
Annual cash incentive bonuses under the annual cash incentive bonus program for 2014 were paid in restricted stock that vested 1/12 per month over a one-year period, commencing on April 10, 2015, rather than in cash (Dr. Rizk: 78,067 restricted shares; Mr. Csapo: 34,944 restricted shares; and Mr. Flanagan: 132,714 restricted shares).

Grants of Plan-Based Awards in 2015

The following table sets forth information regarding grants of compensation in the form of plan-based awards made during 2015 to our named executive officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Dr. Emad Rizk	N/A	$—	$750,000	$—
	7/9/2015							78,067	(2)			$420,000
	12/31/2015							1,500,000	(3)			$4,800,000
Peter P. Csapo	N/A	$—	$376,000	$—
	7/9/2015							34,944	(2)			$187,999
	12/31/2015							676,800	(3)			$2,165,760
Joseph Flanagan	N/A	$—	$595,500	$—
	7/9/2015							132,714	(2)			$714,001
	12/31/2015							952,000	(3)			$3,046,400

(1)
In light of the fact that our NEOs received retention equity grants in connection with the Transaction, notwithstanding the achievements described in the CD&A, our NEOs did not receive an annual cash incentive bonus for 2015 for performance, other than Mr. Flanagan, who received a discretionary bonus of $500,000 to reward his leadership of the cross-functional team that retained Ascension as a customer and negotiated a meaningful expansion of the MPSA with Ascension. This $500,000 discretionary bonus is reflected in the “Bonus” column of the Summary Compensation Table.

(2)
These shares of common stock were granted in lieu of the cash payment of the 2014 annual cash incentive bonus award to each of our NEOs, and such amounts are reflected in the “Non-Equity Plan Compensation” column in the Summary Compensation Table. These shares of common stock vested monthly for twelve months in equal installments, beginning May 10, 2015, and were fully vested on April 10, 2016.

(3)
These shares of common stock were granted for retention purposes in light of the transaction that closed on February 16, 2016 (the "Closing Date") among Accretive Health, Inc. (the "Company") and TCPASC ACHI Series LLLP. These shares of common stock vest in three equal annual installments on each of the first three anniversaries of the Closing Date, subject to the Executive's continued employment with the Company through the applicable vesting date, provided that the shares vest in full upon a termination of the Executive's employment without "cause", due to the Executive's death or disability or if the Executive resigns for "good reason".

Outstanding Equity Awards at December 31, 2015

The following table sets forth information regarding stock options and stock awards held by our named executive officers as of December 31, 2015.

	Option Awards						Stock Awards
										Equity Incentive Plan Awards:
Name	Number of Securities Underlying Unexercised Options (#) exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)		Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Dr. Emad Rizk	675,000	(1)	2,025,000	(1)	$8.98	7/21/2024
							375,000	(4)	$1,200,000
							26,022	(5)	$83,270
							1,500,000	(6)	$4,800,000
										500,000	(7)	$1,600,000
Peter P. Csapo	75,000	(2)	225,000	(2)	$8.15	8/12/2024
							150,000	(8)	$480,000
							11,648	(5)	$37,274
							676,800	(6)	$2,165,760
Joseph Flanagan	500,000	(3)	300,000	(3)	$11.47	6/3/2023
			62,500	(10)	$8.05	4/29/2024
							37,500	(10)	$120,000
							149,980	(9)	$479,936
							44,238	(5)	$141,562
							952,000	(6)	$3,046,400

(1)	These options were granted on July 21, 2014 and vest in equal annual installments over four years, beginning one year from the date of grant, based on continued employment.
(2)	These options were granted on August 12, 2014 and vest in equal annual installments over four years, beginning one year from the date of grant, based on continued employment.
(3)	These options were granted on June 3, 2013 and vest in equal monthly installments over four years, beginning one month from date of grant, based on continued employment.
(4)	These restricted shares were granted on July 21, 2014 and vest in equal annual installments over four years, beginning one year from the date of grant, based on continued employment.
(5)	These restricted shares were granted on July 9, 2015 and vested monthly for twelve months in equal installments, beginning May 10, 2015, and were fully vested on April 10, 2016.
(6)
These restricted shares were granted on December 31, 2015 and vest in equal installments over three years, beginning one year from February 16, 2016 (the transaction closing date among Accretive Health, Inc. and TCPASC ACHI Series LLLP), based on continued employment.

(7)
These performance-based restricted shares were granted on July 21, 2014 and vest based on a stock price performance goal of two times the closing price of a share of our common stock on the grant date, which must be equaled or exceeded for at least 20 consecutive trading days based on the average closing price for such 20-consecutive trading day period.

(8)	These restricted shares were granted on August 12, 2014 and vest in equal annual installments over four years, beginning one year from the date of grant, based on continued employment.
(9)	These restricted shares were granted on June 3, 2013 and vest in equal monthly installments over four years, beginning one month from date of grant, based on continued employment.
(10)
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

Option Exercises and Stock Vested
The following table sets forth information regarding stock acquired upon vesting by our named executive officers during the fiscal year ended December 31, 2015. No stock options were exercised during the fiscal year ended December 31, 2015.

	Stock Awards (1)
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Dr. Emad Rizk	177,045	512,468
Peter Csapo	73,296	219,254
Joseph Flanagan (3)	188,484	754,150

(1)	Represents shares of restricted stock that vested during the year ended December 31, 2015.
(2)	Based on the fair market value of our common stock on the date of vesting.
(3)
Excludes 150,000 shares of restricted stock that were awarded to Mr. Flanagan and vested in 2014 but were subsequently terminated since our stockholders did not approve the amendment to our 2010 Plan as described in the summary of his employment agreement above.

Potential Payments Upon Termination or Change of Control
The table below provides information related to potential payments upon termination by the company without cause or by the NEOs listed in the table for good reason, assuming that the terminations were effective on December 31, 2015.

Termination by the Company without Cause or by a NEO for Good Reason
Name	Salary Severance (1)	Incentive Severance (2)	Earned Incentive (3)	Accelerated Options (4)	Accelerated Restricted Stock (5)	Accelerated Performance Stock (6)	Benefits (7)	Total
Dr. Emad Rizk	$1,500,000	$1,500,000	$0	$0	$5,203,316	$0	$34,405	$8,237,721
Peter Csapo (8)	$470,000	$0	$116,560	$0	$2,210,848	N/A	$16,753	$2,814,161
Joseph Flanagan	$595,000	$0	$2,296,375	$0	$3,344,243	N/A	$16,753	$6,252,371

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

(3)
Earned incentive represents a cash payment that the NEO is entitled to receive upon termination for the payout from the 2015 annual incentive bonus award and certain contractually awarded bonuses. Dr. Rizk's earned incentive represents his actual bonus amount for 2015. Mr. Csapo’s earned incentive represents the amount of Mr. Csapo's target bonus opportunity multiplied by the payout percentage that is approved by the Company's Board of Directors for company-wide bonus payouts for 2015; however, in connection with Mr. Csapo’s separation as more fully described above he will not receive any earned incentive amount. Mr. Flanagan's earned incentive represents the following: (i) $500,000 for his 2015 annual incentive bonus award, (ii) $1,700,000 in one-time cash retention bonus and (iii) $96,375 in Replacement Cash Awards.

(4)
The vesting of the following number of shares of our common stock underlying unvested options held by the NEOs would be accelerated as a result of a termination of employment on December 31, 2015: Dr. Rizk, 976,438; Mr. Csapo, 28,973; and Mr. Flanagan, 200,000. The amounts reflect the difference between the $3.20 closing trading price of our common stock on December 31, 2015 and the exercise price of each option.

(5)
The vesting of the following total number of unvested shares of restricted stock held by the NEOs would be accelerated as a result of a termination of employment on December 31, 2015: Dr. Rizk, 1,626,036; Mr. Csapo, 690,890; and Mr. Flanagan, 1,045,076. The amounts reflect the $3.20 closing trading price of our common stock on December 31, 2015.

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

(8)
On April 25, 2016, we and Mr. Csapo entered into the Transition Agreement, pursuant to which Mr. Csapo will actually receive the benefits set forth above other than the earned incentive payment and provided that 714,300 unvested shares of restricted stock and 56,260 shares of common stock underlying unvested options were accelerated.

The following table provides information related to potential payments upon termination by the company without cause or by the NEOs listed in the table for good reason following a change of control, assuming that the terminations were effective on December 31, 2015:

Termination by the Company without Cause or by Officer for Good Reason following a Change of Control
Name	Salary Severance (1)	Incentive Severance (2)	Earned Incentive (3)	Accelerated Options (4)	Accelerated Restricted Stock (5)	Accelerated Performance Stock (6)	Benefits (7)	Excise Tax Gross Up (8)	Total
Dr. Emad Rizk	$1,500,000	$1,500,000	$0	$0	$6,083,267	$0	$34,405	$0	$9,117.672
Peter Csapo (9)	$470,000	$0	$116,560	$0	$2,683,034	N/A	$16,753	$0	$3,286,347
Joseph Flanagan	$595,000	$0	$2,296,375	$0	$3,667,899	N/A	$16,753	$0	$6,576,027

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

(3)
Earned incentive represents a cash payment that the NEO is entitled to receive upon termination following a change of control for the payout from the 2015 annual incentive bonus award and certain contractually awarded bonuses. Dr. Rizk's earned incentive represents his actual bonus amount for 2015. Mr. Csapo’s earned incentive represents the amount of Mr. Csapo's target bonus opportunity multiplied by the payout percentage that is approved by the Company's Board of Directors for company-wide bonus payouts for 2015; however, in connection with Mr. Csapo’s separation as more fully described above he will not receive any earned incentive amount. Mr. Flanagan's earned incentive represents the following: (i) $500,000 for his 2015 annual incentive bonus award, (ii) $1,700,000 in one-time cash retention bonus and (iii) $96,375 in Replacement Cash Awards.

(4)
The vesting of the following number of shares underlying unvested options held by the NEOs would be accelerated as a result of a termination of employment following a change of control on December 31, 2015: Dr. Rizk, 2,025,000; Mr. Csapo, 225,000; and Mr. Flanagan, 362,500. The amounts reflect the difference between the $3.20 closing trading price of our common stock on December 31, 2015 and the exercise price of each option.

(5)
The vesting of the following total number of unvested shares of restricted stock held by the NEOs would be accelerated as a result of a termination of employment following a change of control on December 31, 2015: Dr. Rizk, 1,901,021; Mr. Csapo, 838,448 and Mr. Flanagan, 1,146,219. The amounts reflect the $3.20 closing trading price of our common stock on December 31, 2015.

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

(9)
On April 25, 2016, we and Mr. Csapo entered into the Transition Agreement, pursuant to which Mr. Csapo will actually receive the benefits set forth above other than the earned incentive payment and provided that 714,300 unvested shares of restricted stock and 56,260 shares of common stock underlying unvested options were accelerated.

Compensation Committee Report
The compensation committee has reviewed and discussed the Compensation Discussion and Analysis included in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2015 with the company’s management. While the fiscal 2015 executive compensation program was approved by the prior Compensation Committee and Board in February of 2015, the current Compensation Committee reviewed the performance results and made the final bonus determinations. Based on such review and discussion with management, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.
By the Compensation Committee of the Board of Directors of Accretive Health, Inc.
Ian Sacks
Steven J. Shulman
Anthony J. Speranzo
Compensation Committee Interlocks and Insider Participation
During the period beginning January 1, 2015 and ending February 16, 2016, each of Steven N. Kaplan, Edgar Bronfman, Jr., Denis J. Nayden and Steven J. Shulman served as members of our Compensation Committee, and our Board determined that each of the foregoing members was independent as defined under the rules of the NYSE.  In connection with the Transaction and effective February 16, 2016, our Compensation Committee was reconstituted to include the following members: Ian Sacks, Steven J. Shulman and Anthony J. Speranzo. None of Messrs. Bronfman, Kaplan, Nayden, Sacks, Shulman or Speranzo has ever been an officer or employee of Accretive Health. No member of the compensation committee had any relationship with us during fiscal 2015 requiring disclosure under Item 404 of Regulation S-K under the Exchange Act.
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
In addition, under the Chairman Services Agreement between us and Mr. Steven Shulman, Mr. Shulman is entitled to additional compensation and benefits for his services as Chairman of our board of directors as described under “Agreement with Mr. Steven Shulman” in the “Agreements with Directors” section below.
We reimburse each non-employee director for ordinary and reasonable expenses incurred in attending board and board committee meetings.

2015 Director Compensation. The following table sets forth, for each of our non-employee directors, information concerning compensation earned or paid for services in all capacities during the fiscal year ended December 31, 2015.

		Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)		Option Awards ($)(1)
Name								Total ($)
Edgar Bronfman, Jr.	(8)	$—		$—		$70,000		$70,000
J. Michael Cline	(3)	$15,000		$—		$—		$15,000
Charles J. Ditkoff		$45,000		$—		$520,000	(4)	$565,000
Michael B. Hammond	(8)	$45,000		$—		$520,000	(4)	$565,000
Steven N. Kaplan	(5)	$35,000		$—		$—		$35,000
Arthur A. Klein	(8)	$45,000		$—		$520,000	(4)	$565,000
Lawrence B. Leisure	(8)	$45,000		$—		$520,000	(4)	$565,000
Stanley L. Logan	(5)	$40,000		$—		$—		$40,000
Alex J. Mandl		$—		$—		$70,000		$70,000
Denis J. Nayden	(8)	$60,000		$—		$—		$60,000
Amir Dan Rubin	(7)	$—		$—		$535,000	(7)	$535,000
Stephen F. Schuckenbrock	(6)	$—		$—		$15,000		$15,000
Steven J. Shulman		$500,000	(2)	$4,825,000	(2)	$—		$5,325,000
Arthur H. Spiegel	(3)	$15,000		$—		$—		$15,000
Robert V. Stanek	(8)	$60,000		$—		$—		$60,000
Mary A. Tolan	(3)	$15,000		$—		$—		$15,000
Mark A. Wolfson	(5)	$—		$—		$30,000		$30,000

(1) Valuation of these stock and option awards is based on the dollar amount of share-based compensation expense that we recognized for financial statement reporting purposes in 2015 computed in accordance with ASC 718, excluding the impact of estimated forfeitures related to service-based vesting conditions. These amounts do not represent the actual amounts paid to or realized by the director during 2015. The assumptions used by us with respect to the valuation of option awards are the same as those set forth in Note 5, Share-Based Compensation, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on March 10, 2016.

(2) This amount represents fees paid to Mr. Shulman as Chairman of our board of directors pursuant to the Chairman Services Agreement between us and Mr. Shulman. Mr. Shulman was appointed Chairman effective April 2, 2014. See "Agreement with Mr. Steven Shulman" in the section "Agreements with Directors" for more information.

(3) Resigned from the Board, effective May 15, 2015.
(4) The option was issued to the reporting person pursuant to the Accretive Health director compensation plan and vests in four equal annual installments beginning on May 21, 2016 based on continued service as a director. Messrs. Hammond, Klein and Leisure resigned from the Board effective February 16, 2016 and as a result, forfeited all unvested option awards.

(5) Did not stand for re-election at the Annual Meeting held on August 14, 2015.
(6) Resigned from the Board, effective May 18, 2015.
(7) This amount includes $520,000 in option awards issued pursuant to the Accretive Health director compensation plan and vests in four equal annual installments beginning on May 21, 2016 based on continued service as a director. Mr. Rubin resigned from the Board effective September 24, 2015 and as a result, forfeited all unvested option awards.

(8) Resigned from the Board effective February 16, 2016.

As of December 31, 2015, our non-employee directors held the following options to acquire shares of our common stock and shares of restricted common stock:

Name	Aggregate Option Awards (Exercisable/ Unexercisable) Outstanding as of December 31, 2015	Option Awards (Exercisable) Exercisable at December 31, 2015	Aggregate Restricted Stock Awards (Unvested) as of December 31, 2015
Edgar Bronfman, Jr.	135,382	135,382	—
Charles J. Ditkoff	193,237	—	—
Michael B. Hammond	193,237	—	—
Arthur A. Klein	193,237	—	—
Lawrence B. Leisure	193,237	—	—
Alex J. Mandl	152,154	27,368	—
Denis J. Nayden	108,335	108,335	—
Steven J. Shulman	103,174	51,587	1,666,667
Robert V. Stanek	109,473	27,368	—

Agreements with Directors
Agreement with Mr. Steven Shulman
As part of our strategy to navigate significant business challenges in March 2014, including the initiation of NYSE delisting proceedings and the continuing effects of both the negative publicity in connection with the lawsuit filed against us in January 2012 by the Minnesota Attorney General and our financial restatement, our Board of Directors appointed Steven Shulman as our Chairman on April 2, 2014 and negotiated a compensation package for Mr. Shulman’s services as our Chairman. Since being appointed as our Chairman, Mr. Shulman has played a pivotal role in assisting us in navigating this challenging business environment, including by leading and successfully concluding the search for our Chief Executive Officer, Dr. Rizk, as well as assisting us to strengthen our relationships with certain of our key customers and helping to provide strategic direction for our company.
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

•
The remaining 500,000 shares will vest on the third anniversary of the date Mr. Shulman was appointed as our Chairman (or upon a change in control transaction or our termination of the Chairman Services Agreement without cause, as defined in the Chairman Services Agreement), subject to (i) Mr. Shulman’s continued service as Chairman and (ii) the average closing price of our common stock as reported on the NYSE (or if not then traded on NYSE, the principal national securities exchange in the United States on which our common stock is then traded), measured over ninety days exceeding 200% of the closing price of a share of our common stock on April 2, 2014 (or, if the average trading price of our common stock measured over a ninety day period exceeds the closing price of our common stock on April 2, 2014 by less than 200%, a pro-rata portion of these 500,000 shares of restricted common stock will vest based on the percentage of the closing price of our common stock on April 2, 2014 represented by such average trading price, using a linear interpolation between 100% and 200%).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item with regard to securities authorized for issuance under equity incentive plans as of December 31, 2015 is contained in Item 5 of this Annual Report on Form 10-K.
The following table contains information as of April 15, 2016 about the beneficial ownership of shares of our common stock by:

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock;

•	each of our directors and nominees for director;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.
For purposes of the table below, and in accordance with SEC rules, we deem shares of common stock subject to options that are currently exercisable or exercisable within 60 days of April 15, 2016 to be outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. As of April 15, 2016, there were 110,582,779 shares of our common stock outstanding. Except as otherwise noted, the persons or entities in this table have sole voting and investment power with respect to all of the shares of common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise set forth below, the street address of the beneficial owner is c/o Accretive Health, Inc., 401 North Michigan Avenue, Suite 2700, Chicago, Illinois 60611.

	Common Stock Beneficially Owned		Series A Preferrd Stock Beneficially Owned Shares
Name	Shares	%	Shares	%
5% Stockholders
TCP-ASC ACHI Series LLLP (1)	140,000,000	55.9%	200,000	100.0%
Mary A. Tolan (2)	9,008,964	8.1%	—	*
FMR, LLC (3)	12,480,495	11.3%	—	*
Amici Capital (4)	5,630,650	5.1%	—	*
J. Michael Cline (5)	6,264,317	5.7%	—	*
Directors and Named Executive Officers
Emad Rizk (6)	3,253,067	2.9%	—	*
Peter Csapo (7)	986,744	*	—	*
Joseph G. Flanagan (8)	2,084,710	1.9%	—	*
Steven J. Shulman (9)	2,327,382	2.1%	—	*
Alex J. Mandl (10)	180,721	*	—	*
Charles J. Ditkoff (11)	48,309	*	—	*
John B. Henneman III (12)	12,048	*	—	*
Joseph R. Impicciche	—	*	—	*
Neal Moszkowski (1)	140,000,000	55.9%	200,000	100.0%
Ian Sacks	—	*	—	*
Anthony J. Speranzo	—	*	—	*
All executive officers and directors as a group (11 persons)	148,892,981	59.0%	200,000	100.0%

*	Less than 1%

(1)
Includes 80,000,000 shares of Common Stock issuable upon conversion of 200,000 shares of 8.00% Series A Convertible Preferred Stock and 60,000,000 shares of Common Stock issuable upon exercise of the Warrant, such Series A Preferred Stock and Warrant issued to TCP-ASC ACHI Series LLLP, or the Partnership, upon Closing of the Transaction (which occurred on February 16, 2016). The Partnership, TCP-ASC GP, LLC, or the Partnership GP, TI IV ACHI Holdings GP, LLC, or the Aggregator GP, TI IV ACHI Holdings, LP, or the Aggregator,

TowerBrook Investors Ltd., or TowerBrook, Neal Moszkowski, Ramez Sousou and Ascension Health may all be deemed to have shared voting and investment power with respect to all or a portion of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock or upon exercise of the Warrant and the Series A Preferred Stock beneficially owned by the Partnership. Each of the Aggregator, the Aggregator GP, TowerBrook, Ascension Health, and Messrs. Moszkowski and Sousou disclaims beneficial interest of the shares reported herein except to the extent of their pecuniary interest therein. The business address of each director and executive officer of the Partnership, the Partnership GP, the Aggregator, and TowerBrook is c/o TowerBrook Capital Partners L.P., Park Avenue Tower, 65 East 55th Street, 27th Floor, New York, New York 10022. The business address of each executive officer of Ascension Health Alliance is 101 S. Hanley Road, Suite 450, Saint Louis, Missouri 63105. We obtained information regarding beneficial ownership of these shares solely from the Schedule 13D that was filed with the SEC on February 16, 2016.

(2)
Consists of: (i) 6,421,764 shares of Common Stock held directly by the Mary A. Tolan, (ii) 2,587,200 shares of Common Stock held by Tolan Family Trust U/A/D 6/29/03, the beneficiaries of which are Mary A. Tolan’s children. The principal address of the stockholder is c/o CP Founders, 980 North Michigan Avenue, Suite 1998, Chicago, IL 60611. We obtained information regarding beneficial ownership of these shares solely from the Amendment No. 3 to Schedule 13G that was filed with the SEC on February 16, 2016.

(3)
Consists of 12,480,495 shares of common stock as reported as beneficially owned by FMR LLC, of which FMR LLC reports sole voting power over 164 shares and sole dispositive power over 12,480,495 shares. Fidelity OTC Portfolio reports sole voting power over 6,962,302 shares. Edward C. Johnson, III is a Director and the Chairman of FMR LLC and Abigail P. Johnson is a Director, the Vice Chairman, the Chief Executive Officer and the President of FMR LLC. Members of the family of Edward C. Johnson, III, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other FMR LLC Series B stockholders have entered into a stockholders’ voting agreement under which all Series B voting shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Edward C. Johnson, III or Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act of 1940 (the “Fidelity Funds”), which powers reside with the Fidelity Funds’ board of trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds’ boards of trustees. The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210. We obtained information regarding beneficial ownership of these shares solely from Amendment No. 5 to Schedule 13G that was filed with the SEC on February 12, 2016.

(4)
The business address of the stockholder is Amici Capital, LLC, 666 Fifth Avenue, Suite 3402, New York, New York 10103. We obtained information regarding beneficial ownership of these shares solely from the Amendment No. 1 to Schedule 13G that was filed with the SEC on February 16, 2016.

(5)
Includes (i) 6,176,016 shares of Common Stock held directly by JMC Holdings, LP, and (ii) 28,223 shares of Common Stock held directly by the Cline Foundation, a charitable trust of which Mr. Cline is the trustee, and as to which Mr. Cline has no pecuniary interest. The principal business address of the stockholder is c/o Accretive, LLC, 51 Madison Avenue, 31st Floor, New York, New York 10010. We obtained information regarding beneficial ownership of these shares solely from the Amendment No. 4 to Schedule 13G that was filed with the SEC on February 10, 2016.

(6)	Includes (i) 675,000 shares subject to options exercisable within 60 days of April 15, 2016, and (ii) 2,578,067 shares of restricted stock, of which 203,070 were vested as of April 15, 2016.

(7)	Includes (i) 75,000 shares subject to options exercisable within 60 days of April 15, 2016, and (ii) 911,744 shares of restricted stock, of which 84,944 were vested as of April 15, 2016.

(8)	Includes (i) 599,996 shares subject to options exercisable within 60 days of April 15, 2016, and (ii) 1,484,714 shares of restricted stock, of which 416,070 shares were vested as of April 15, 2016.

(9)	Includes (i) 77,382 shares subject to options exercisable within 60 days of April 15, 2016, and (ii) 2,250,000 shares of restricted stock, of which 1,166,667 shares were vested as of April 15, 2016.

(10)	Includes 180,721 shares subject to options exercisable within 60 days of April 15, 2016.

(11)	Includes 48,309 shares subject to options exercisable within 60 days of April 15, 2016.

(12)	Includes 12,048 shares subject to options exercisable within 60 days of April 15, 2016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
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
Since January 1, 2015, we have engaged in the following transactions with our directors, executive officers and holders of more than 5% of our voting securities, and affiliates or immediate family members of our directors, executive officers and 5% stockholders, in which such person had or will have a direct or indirect material interest. All such transactions were approved pursuant to the above policy other than the Transaction and the A&R MPSA (defined below) because at the time of our entry into the Transaction and the A&R MPSA, TowerBrook Capital Partners, or TowerBrook, and Ascension were not related persons.
Strategic Transaction
On February 16, 2016, we completed our previously announced strategic transaction, or the Closing, in which Ascension, and the company entered into a long-term strategic partnership and amended and restated the Master Professional Services Agreement, or the A&R MPSA, between Ascension and Accretive Health on terms more fully described below. In addition, pursuant to the Securities Purchase Agreement, or the Purchase Agreement, dated December 7, 2015, by and among Accretive Health, TCP-ASC ACHI Series LLLP, or the Investor, a Delaware series limited liability limited partnership jointly owned by Ascension and investment funds affiliated with TowerBrook and Ascension solely for the purposes set forth therein, at the Closing the Company sold to the Investor, in private placements under the Securities Act, (i) 200,000 shares of the Company’s 8.00% Series A Convertible Preferred Stock, par value $0.01 per share, or the Series A Preferred Stock, for an aggregate price of $200 million and (ii) a warrant to acquire up to 60 million shares of the Company’s common stock on the terms and subject to the conditions set forth in the Warrant Agreement, or the Warrant. The Series A Preferred Stock issued to the Investor pursuant to the Purchase Agreement is immediately convertible into shares of Common Stock.
In connection with the Closing, we entered into: (i) the Certificate of Designations of the 8.00% Series A Convertible Preferred Stock, or the Series A CoD, setting forth the rights, preferences, privileges and restrictions applicable to the Series A Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware on February 12, 2016; (ii) the Warrant by and between the Company and the Investor; (iii) an Investor Rights Agreement by and between the Company and the Investor; and (iv) a Registration Rights Agreement by and between the Company and the Investor that are more fully described below.
A&R MPSA
The Company’s A&R MPSA with Ascension was entered into, and is effective as of, February 16, 2016 and has a term of ten years. The A&R MPSA continues the Company’s relationship with Ascension which commenced in October 2004 and was previously extended under the prior five-year master professional services agreement dated August 6, 2012, or the Prior MPSA. The Prior MPSA was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2012. In 2015, net services revenue from hospitals affiliated with Ascension represented approximately 45% of the Company’s total net service revenue. In 2015, hospitals affiliated with Ascension represented approximately 59% of the Company’s gross cash generated from customer contracting activities. As of December 31, 2015, hospitals affiliated with Ascension represented approximately 75% of the Company’s total deferred customer billings.
Pursuant to the A&R MPSA, the Company will continue to provide its revenue cycle management service offering to hospitals affiliated with Ascension. The existing supplement agreements for such hospitals receiving services under the prior MPSA will continue in effect, as appropriate, under the A&R MPSA. Each such hospital will be also required to execute a supplement agreement to transition to Accretive Health such hospital’s PAS (as defined in the A&R MPSA) needs under the A&R MPSA. Certain other of Ascension’s affiliated hospitals not currently receiving services from the Company will be required to execute a supplement agreement to receive revenue cycle management services and PAS under the A&R MPSA. Further, the Company expects that additional hospitals acquired by Ascension or any of its affiliated hospital systems will, over time, execute supplement agreements under the A&R MPSA.
The A&R MPSA provides that each supplement agreement between the Company and a hospital affiliated with Ascension will incorporate the provisions of the A&R MPSA and provide that the hospital will be bound by the A&R MPSA and all amendments, modifications and waivers to which the Company and Ascension agree under the A&R MPSA. With certain limited exceptions, the Company will be the exclusive provider of revenue cycle management services and PAS with respect to acute care services provided by the hospitals affiliated with Ascension that execute supplement agreements with the Company.
Either party may terminate the A&R MPSA upon the occurrence of certain bankruptcy or similar insolvency events with respect to the other party, except that Ascension may not so terminate the A&R MPSA if the Company continues to provide the services under the A&R MPSA, and the Company may not so terminate the A&R MPSA if Ascension or the applicable hospital pays for the services under the A&R MPSA. Further, the non‑breaching party may terminate an applicable supplement agreement for uncured material breaches of the A&R MPSA by the other party that are not cured within 30 days after receipt of written notice (for material breaches regarding HIPAA violations or violations of data protection obligations) or 90 days of written notice (for all other material breaches). Ascension may terminate an applicable supplement agreement upon the occurrence of certain amounts of service level failures in a specified period (subject to an initial grace period) or payment of certain amounts of service level credits (subject to an initial grace period and a right to cure by increasing the maximum amount of service level credits that may be incurred by the Company).
In addition, a party may terminate the applicable portion of the services under the A&R MPSA: (i) in the event of a change in an applicable law relating to healthcare regulatory matters, only to the extent that, as a result of such change, (a) it would be unlawful for such party to continue to perform or receive such applicable portion of the services, or (b) the continued performance or receipt by such party of such applicable portion of the services would have a material adverse effect on such party’s business, taken as a whole; or (ii) in the event of certain adverse judgments, injunctions, orders or decisions made by a governmental entity of competent jurisdiction. Further, a party may terminate the entire A&R MPSA if the other party is excluded from certain health care programs.
None of the A&R MPSA, any supplement agreement, or any service may be terminated by any hospital affiliated with Ascension.
The A&R MPSA provides, among other things, that, when providing revenue cycle management or PAS to an Ascension‑affiliated hospital:

•
the Company must comply with the applicable hospital’s or Ascension’s, as applicable, policies and procedures relating to billing, collections, charity care, personnel, risk management, good corporate citizenship and other matters; the ethical and religious directives for Catholic healthcare services; and all applicable federal, state and local laws and regulations;

•	the Company assumes responsibility for managing the hospital’s revenue cycle management operations to comply with the hospital’s established policies and standard operating procedures;

•
the Company assumes responsibility for the cost of the hospital’s revenue cycle management operations including agreements and costs associated with certain related third-party services, and the payroll and benefit costs associated with the hospital’s employees conducting revenue cycle management activities, a number of whom will become Accretive Health employees for all purposes;

•	the Company is required to supply the technology necessary to implement and manage its services;

•
each hospital must provide the Company with certain facilities, standard office furnishings and services, certain pre-existing revenue cycle management assets, and authority, in each case to provide the Company’s services;

•	in general, each hospital pays the Company:

•	base fees equal to a specified percentage of cash collections; and

•
incentive payments equal to a specified percentage of cash collections, then adjusted based on the weighted average of the Company’s performance scores across a series of income statement related performance metrics associated with the hospital’s revenue cycle operations;

•
the Company has agreed to meet specific service level standards when managing certain portions of each hospital’s revenue cycle management operations and PAS; failure to meet the service level standards will typically result in the payment of a credit to the applicable hospital (up to a cap);

•
the Company is required to offer to Ascension’s affiliated hospitals fees for the Company’s services that are at least as low as the fees the Company charges any other similarly-situated customer receiving comparable services at comparable or lower volumes;

•	the Company must implement its services and technology at each hospital in a manner designed to minimize any interruption in the hospital’s operations;

•	the Company is required to follow Ascension’s charity care and billing and collection policies and may be required to provide discounts for patients in financial need and for those who are not;

•
designated executive representatives of each of the Company and Ascension oversee the obligations and performance of the parties and resolve disputes, with any unresolved disputes submitted to designated senior executives at each of the Company and Ascension, and with any remaining unresolved issues submitted to a joint review board for resolution; the parties may resort to formal proceedings to resolve their disputes either after the joint review board is unable to resolve such disputes that are not sooner resolved or to avoid harm to such party that cannot be avoided without resorting to formal proceedings;

•	the parties provide various representations and indemnities to each other;

•
following termination or expiration of the A&R MPSA or any supplement agreement between the Company and a hospital affiliated with Ascension or any services specified therein, if requested by Ascension, the Company must continue to provide the Company’s services for up to one year in return for compensation equal to applicable charges for the services provided, including additional charges for additional services outside the scope of the previously provided services; and

•
following termination or expiration of the A&R MPSA, the Company must grant to the applicable hospitals a license to continue using all software and applications the Company used to provide its services, in exchange for payments and fees that vary depending on whether the A&R MPSA is terminated for cause or for any other reason.

Warrant
Concurrently with the Closing, the Company and the Investor executed and delivered the Warrant to acquire up to a total of 60,000,000 shares of Common Stock, $.01 par value per share, of the Company at an initial exercise price equal to $3.50 per share, at any time during the period commencing on the date of Closing and terminating at 5:00 p.m., New York time, on the tenth anniversary of the Closing Date.

Investor Rights Agreement
Concurrently with the Closing, the Company and the Investor entered into an Investor Rights Agreement. Under the terms of the Investor Rights Agreement, for so long as the Investor’s “Ownership Threshold” (as that term is defined in the Investor Rights Agreement) is met, the Investor shall be entitled to nominate such number of individuals to the Board constituting a majority of the Board, or collectively, the Investor Designees, and entitled to designate the chairman of the Board. For so long as the Ownership Threshold is not met but the Investor’s “Ownership Percentage” (as that term is defined in the Investor Rights Agreement) exceeds 10% of the Common Stock on an as-converted basis, then the Investor shall be entitled to nominate the greater of (x) such number of individuals to the Board in relative proportion to the Ownership Percentage (rounded down) and (y) two directors, and for so long as the Investor’s Ownership Percentage is in the aggregate at least 5% but less than 10% of the Common Stock on an as-converted basis, then the Investor shall be entitled to nominate the greater of (x) such number of individuals to the Board in relative proportion to the Ownership Percentage (rounded down) and (y) one director. Additionally, subject to applicable law and the listing standards of the Nasdaq Global Select Market (or other United States national securities exchange that the Common Stock is listed upon, if any), the Company will offer the Investor Designees an opportunity to, at Investor’s option, either sit on each regular committee of the Board in relative proportion to the number of Investor Designees on the Board or attend (but not vote) at the meetings of such committee as an observer.
Under the terms of the Investor Rights Agreement, the Investor must cause all of its Common Stock and Preferred Stock entitled to vote at any meeting of the Company’s shareholders to be present at such meeting and to vote all such shares in favor of any nominee or director nominated by the Company’s Nominating and Corporate Governance Committee and against the removal of any director nominated by the Company’s Nominating and Corporate Governance Committee.
For so long as the Ownership Threshold is met, the following matters will require the approval of the holders of a majority of the Series A Preferred Stock (on an as-converted basis, including any shares of Common Stock issued upon the conversion thereof) that is held by the Investor or any Investor Affiliate (as defined in the Investor Rights Agreement) to proceed (excluding any such transaction between the Company and its wholly owned subsidiaries or among the Company’s wholly owned subsidiaries): (i) the amendment or modification of the Company’s Certificate of Incorporation, Bylaws or Certificate of Designations for the Series A Preferred Stock in any manner that materially and adversely affects the rights, preferences or privileges of the holders of Series A Preferred Stock; (ii) the making of any distribution, declaring of any dividend on equity securities of the Company or any of its Subsidiaries (as that term is defined in the Investor Rights Agreement) ranking equally or junior to the Series A Preferred Stock; (iii) the repurchase or redemption of any equity securities of the Company or any of its Subsidiaries ranking equally or junior to the Series A Preferred Stock if at the time of such repurchase or redemption, any accrued dividends on the Series A Preferred Stock are unpaid; (iv) the creation, authorization or issuance of any equity securities of the Company or any of its Subsidiaries that would rank senior to the Series A Preferred Stock; (v) any amendment of the MPSA; (vi) the incurrence of any Indebtedness (as that term is defined in the Investor Rights Agreement) in excess of $25.0 million in the aggregate during any fiscal year (other than refinancings of existing Indebtedness); (vii) the sale, transfer or other disposition of assets or businesses of the Company or its Subsidiaries with a value in excess of $10.0 million in the aggregate during any fiscal year (other than sales of inventory or supplies in the ordinary course of business, sales of obsolete assets (excluding real estate), sale-leaseback transactions and accounts receivable factoring transactions); (viii) the acquisition of any assets or properties (in one or more related transactions) for cash or otherwise for an amount in excess of $10.0 million in the aggregate during any fiscal year (other than acquisitions of inventory and equipment in the ordinary course of business); (ix) capital expenditures in excess of $10.0 million individually (or in the aggregate if related to an integrated program of activities) or in excess of $10.0 million in the aggregate during any fiscal year; (x) the approval of the Company’s annual budget; (xi) the hiring or termination of the Company’s chief executive officer; (xii) the appointment or removal of the chairman of the Board; and (xiii) making, or permitting any Subsidiary to make, loans to, investments in, or purchasing, or permitting any Subsidiary to purchase, any stock or other securities in another corporation, joint venture, partnership or other entity in excess of $5.0 million in the aggregate during any fiscal year.

The Investor will be subject to certain transfer restrictions pursuant to the terms of the Investor Rights Agreement. Prior to the first anniversary of the Closing Date, neither the Investor nor any Investor Affiliate may directly or indirectly transfer the Warrant, any Preferred Shares, any shares of Series A Preferred issued as PIK Dividends (as such term is defined in the Series A CoD), or any shares of Common Stock issued upon a conversion of the Preferred Shares or exercise of the Warrant to any person without the prior written consent of the Company other than any “Permitted Transfer” (as such term is defined in the Investor Rights Agreement). Following the first anniversary of the Closing Date, neither Investor nor any of its affiliates may transfer any Preferred Shares to any Person without the prior written consent of the Company other than (i) any Permitted Transfer or (ii) at any such time when the Current Market Price (as such term is defined in the Series A CoD) is less than the quotient of $1,000 divided by the Conversion Rate in effect from time to time (as such term is defined in the Series A CoD). The Investor and Investor Affiliates are also prohibited from transferring to any competitor of the Company, as well as from making certain block transfers, subject to certain exceptions.
The Investor is subject to customary standstill provisions, which are applicable to purchases of debt as well as equity securities and include prohibitions on hedging activities, until the later of (i) three years after the Closing and (ii) such time as the Investor owns less than 25% of the outstanding Common Stock on an as-converted basis.
The Investor Rights Agreement requires that if the Company proposes to offer any equity or equity linked security to any person, then the Company must first offer the Investor the right to purchase a portion of such securities equal to the Investor’s Ownership Percentage. If the Investor does not exercise this purchase right within 30 days of receiving notice of the proposed offering, then the Company has 120 days to complete the offering on terms no more favorable than those offered to the Investor.
Registration Rights Agreement
Concurrently with the Closing, the Company and the Investor entered into a Registration Rights Agreement, pursuant to which the Investor is entitled to certain registration rights. Under the terms of the Registration Rights Agreement, the Investor is entitled to (i) six demand registrations, with no more than two demand registrations in any single calendar year and provided that such demand must include at least 10% of the then-outstanding Common Stock and (ii) unlimited piggyback registration rights for a period of five years with respect to primary issuances and for an unlimited period of time with respect to all other issuances.
Registration Rights
We are a party to a stockholders’ agreement with certain of our stockholders and former directors and executive officers, including Mary A. Tolan. Pursuant to the stockholders’ agreement, we are required to pay all registration fees and expenses, including the reasonable fees and disbursements of one counsel for the participating stockholders, and indemnify each participating stockholder with respect to each registration of registrable shares that is affected.
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
As of December 31, 2015, our board of directors consisted of Edgar M. Bronfman, Jr., Charles J. Ditkoff, Michael Hammond, Arthur Klein, Lawrence B. Leisure, Alex J. Mandl, Denis J. Nayden, Emad Rizk, Steven J. Shulman and Robert V. Stanek. Our board of directors had affirmatively determined that each of Messrs. Bronfman, Ditkoff, Hammond, Klein, Leisure, Mandl, Nayden, Shulman and Stanek is “independent” in accordance with Section 303A.02 of the NYSE Listed Company Manual. In connection with the Transaction, our board of directors was reconstituted to consist of the following members: Charles J. Ditkoff, John B. Henneman III, Joseph R. Impicciche, Alex J. Mandl, Neal Moszkowski, Emad Rizk, Ian Sacks, Steven J. Shulman and Anthony J. Speranzo. Our board of directors has affirmatively determined that each of Messrs. Ditkoff, Henneman, Mandl and Shulman is “independent” in accordance with Section 303A.02 of the NYSE Listed Company Manual and has not yet made a determination as to the independence of Messrs. Impicciche, Moszkowski, Sacks and Speranzo. In determining that Mr. Ditkoff is independent, our board of directors considered payments that we made to Alvarez & Marsal, where Mr. Ditkoff serves as a Senior Advisor and as an employee, for facilities and transformation services. The payments that we made to Alvarez & Marsal in any of the last three fiscal years did not exceed the greater of (i) $ 1 million or (ii) 2% of Alvarez & Marsal’s consolidated gross revenues for the year in which such payments were received.

Item 14.	Principal Accountant Fees and Services
We incurred the following fees from our independent registered public accounting firm, Ernst & Young LLP for the years ended December 31, 2015 and December 31, 2014 (in thousands):

	For the years ended
	2015	2014
Fee category
Audit fees	$1,894	$2,500
Audit-related fees	80	25
Tax fees	6	—
All other fees	2	2
Total fees	$1,982	$2,527
Audit Fees. Audit fees consist of fees for the audit of our annual consolidated financial statements, the review of the interim consolidated financial statements, subsidiary audits and other professional services provided in connection with our filings with the SEC for each respective year. The amounts presented for Audit Fees for 2015 consisted of fees associated with the audit of our 2015 consolidated financial statements and strategic review process. The amounts presented for Audit Fees for 2014 represent estimated final fees in connection with the ongoing audit of our 2014 consolidated financial statements, as well as the ongoing review of our unaudited condensed consolidated financial statements for the quarterly periods in 2014.
Audit-Related Fees. Audit-related fees for 2015 and 2014 consisted of fees for audits of employee benefit plans.
Tax Fees. Tax fees for 2015 consisted of fees for tax compliance and related regulatory filings.
All Other Fees. All other fees for 2015 and 2014 consisted of a subscription for access to an accounting research tool.
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
From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount. Our audit committee pre-approved all of the services described under the headings “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” above.

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

ACCRETIVE HEALTH, INC.

By:	/s/ Emad Rizk
Emad Rizk
Chief Executive Officer

By:	/s/ Christopher Ricaurte
Christopher Ricaurte
Chief Financial Officer and Treasurer
Date: April 29, 2016