Form 10-Q
period 2016-03-31
Accretive Health, Inc.
filed 2016-05-10
CIK 1472595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of May 2, 2016, the registrant had 110,616,854 shares of common stock, par value $0.01 per share, outstanding.

Accretive Health, Inc.
FORM 10-Q

For the period ended March 31, 2016

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

Accretive Health, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$280,997	$103,497
Short-term investments	1,023	1,023
Accounts receivable, net	8,912	10,194
Prepaid income taxes	559	1,102
Other current assets	13,718	10,924
Total current assets	305,209	126,740
Property, equipment and software, net	27,023	27,217
Non-current deferred tax assets	188,023	300,825
Restricted cash equivalents	1,500	1,500
Other assets	4,004	4,007
Total assets	$525,759	$460,289
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$2,068	$5,306
Current portion of customer liabilities	169,832	202,516
Current portion of customer liabilities - related party	149,127	—
Accrued compensation and benefits	16,735	9,062
Other accrued expenses	17,674	15,743
Total current liabilities	355,436	232,627
Non-current portion of customer liabilities	22,835	432,477
Other non-current liabilities	9,689	8,498
Total liabilities	387,960	673,602

8.00% Series A convertible preferred stock: par value $0.01 per share, 200,000 shares issued and outstanding as of March 31, 2016; no shares authorized or issued as of December 31, 2015 (aggregate liquidation value of $201,978 as of March 31, 2016)	159,207	—
Stockholders' equity (deficit):
Common stock, $0.01 par value, 500,000,000 shares authorized,116,370,224 shares issued and 110,595,358 shares outstanding at March 31, 2016; 113,259,408 shares issued and 107,715,436 shares outstanding at December 31, 2015	1,164	1,133
Additional paid-in capital	347,252	322,492
Accumulated deficit	(314,370)	(481,773)
Accumulative other comprehensive loss	(2,428)	(2,488)
Treasury stock	(53,026)	(52,677)
Total stockholders’ equity (deficit)	(21,408)	(213,313)
Total liabilities and stockholders’ equity (deficit)	$525,759	$460,289
See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)
Net services revenue ($343.4 million and $0 from related party, respectively)	$352,193	$10,971
Operating expenses:
Costs of services	45,130	42,196
Selling, general and administrative	17,536	17,362
Other	10,806	1,275
Total operating expenses	73,472	60,833
Income (loss) from operations	278,721	(49,862)
Net interest income	84	5
Income (loss) before income tax provision	278,805	(49,857)
Income tax provision (benefit)	111,402	(19,412)
Net income (loss)	$167,403	$(30,445)

Net income (loss) per common share:
Basic	$0.85	$(0.32)
Diluted	$0.85	$(0.32)
Weighted average shares used in calculating net income (loss) per common share:
Basic	98,289,802	95,889,146
Diluted	99,232,974	95,889,146
Consolidated statements of comprehensive income (loss):
Net income (loss)	167,403	(30,445)
Other comprehensive income (loss):
Foreign currency translation adjustments	60	(52)
Comprehensive income (loss)	$167,463	$(30,497)

Reconciliation of net income (loss) to income (loss) available to common shareholders:
Basic:
Net income (loss)	$167,403	$(30,445)
Less dividends on preferred shares	(50,298)	—
Less income allocated to preferred shareholders	(33,071)	—
Net income available to common shareholders - basic	$84,034	$(30,445)
Diluted:
Net income (loss)	167,403	(30,445)
Less dividends on preferred shares	(50,298)	—
Less income allocated to preferred shareholders	(32,845)	—
Net income available to common shareholders - diluted	$84,260	$(30,445)

See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)
(In thousands, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	113,259,408	$1,133	(5,543,972)	$(52,677)	$322,492	$(481,773)	$(2,488)	$(213,313)
Share-based compensation expense	—	—	—	—	6,799	—	—	6,799
Deferred tax asset write off including shortfall of $1,402	—	—	—	—	(1,547)	—	—	(1,547)
Issuance of common stock related to share-based compensation plans	3,071,876	31	—	—	(31)	—	—	—
Exercise of vested stock options	38,940	—	—	—	77	—	—	77
Beneficial conversion feature	—	—	—	—	48,320		—	48,320
Issuance of stock warrants	—	—	—	—	21,440	—	—	21,440
Dividend payable	—	—	—	—	(1,978)	—	—	(1,978)
Deemed preferred stock dividend	—	—	—	—	(48,320)	—	—	(48,320)
Treasury stock purchases	—	—	(230,894)	(349)	—	—	—	(349)
Foreign currency translation adjustments	—	—	—	—	—	—	60	60
Net income (loss)	—	—	—	—	—	167,403	—	167,403
Balance at March 31, 2016	116,370,224	$1,164	(5,774,866)	$(53,026)	$347,252	$(314,370)	$(2,428)	$(21,408)
See accompanying notes to condensed consolidated financial statements.

Accretive Health, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Operating activities:
Net income (loss)	$167,403	$(30,445)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	2,271	1,717
Share-based compensation	6,799	4,975
Provision/(Recoveries) for doubtful receivables	(17)	9
Deferred income taxes	112,772	(19,804)
Excess tax benefits from share-based awards	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,298	(102)
Prepaid income taxes	514	212
Other assets	(4,266)	405
Accounts payable	(3,237)	(6,323)
Accrued compensation and benefits	7,674	891
Other liabilities	3,111	(6,355)
Customer liabilities and customer liabilities - related party	(293,199)	40,579
Net cash provided by (used in) operating activities	1,123	(14,241)
Investing activities:
Purchases of property, equipment and software	(2,075)	(3,402)
Net cash used in investing activities	(2,075)	(3,402)
Financing activities:
Series A convertible preferred stock and warrant issuance, net of issuance costs	178,669	—
Exercise of vested options	77	—
Restricted cash released from letter of credit	—	5,000
Excess tax benefit from share-based awards	—	—
Purchase of treasury stock	(349)	(474)
Net cash provided by financing activities	178,397	4,526
Effect of exchange rate changes on cash	55	(47)
Net increase (decrease) in cash and cash equivalents	177,500	(13,164)
Cash and cash equivalents at beginning of period	103,497	145,167
Cash and cash equivalents at end of period	$280,997	$132,003

Supplemental disclosure of non-cash financing activities
Stock dividend payable to Preferred Stockholders	$(1,978)	$—

See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 — BUSINESS DESCRIPTION AND BASIS OF PRESENTATION
Business Description
Accretive Health, Inc., together with its subsidiaries (the "Company"), is a leading provider of services that help healthcare providers generate sustainable improvements in their operating margins and cash flows while also improving patient, physician and staff satisfaction for its customers. The Company achieves these results for its customers through an integrated approach encompassing an end-to-end revenue cycle management service offering and physician advisory services. The Company does so by deploying a unique operating model that leverages its extensive healthcare site experience, innovative technology and process excellence. The Company also offers modular services, allowing clients to engage the Company for only specific components of its end-to-end revenue cycle management service offering.
The Company’s primary service offering consists of revenue cycle management ("RCM"), which helps healthcare providers to more efficiently manage their revenue cycles. This encompasses patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections from patients and payers. The Company's physician advisory services ("PAS") offering assists hospitals in complying with payer requirements regarding whether to classify a hospital visit as an in-patient or an out-patient observation case for billing purposes and consists of both concurrent review and retrospective chart audits to help its customers achieve compliant and accurate billing. The Company also provides its customers with retrospective appeal management service support for both governmental and commercial payers.
In December 2015, the Company announced a long-term strategic partnership with Ascension Health Alliance, the parent of our largest customer and the nation’s largest Catholic and non-profit health system, and TowerBrook Capital Partners ("TowerBrook"), an investment management firm, which transaction (the "Transaction") was completed on February 16, 2016. As part of the Transaction, the Company amended and restated its Master Professional Services Agreement ("A&R MPSA") with Ascension Health ("Ascension") effective February 16, 2016 with a term of ten years. Pursuant to the A&R MPSA and with certain limited exceptions, the Company will become the exclusive provider of RCM services and PAS with respect to acute care services provided by the hospitals affiliated with Ascension that execute supplement agreements with the Company.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements reflect the Company's financial position as of March 31, 2016, the results of operations for the three months ended March 31, 2016 and 2015, and the cash flows of the Company for the three months ended March 31, 2016 and 2015. These financial statements include the accounts of Accretive Health, Inc. and its wholly owned subsidiaries. All material intercompany amounts have been eliminated in consolidation. These financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial reporting and as required by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2016.
When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. For a more complete discussion of the Company’s significant accounting policies and other information, the unaudited condensed consolidated

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 10-K").
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") and are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company's management believes that recently issued accounting pronouncements do not have a material impact on the Company's consolidated financial position, results of operations, or cash flows, or do not apply to the Company's operations.
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which provides guidance for revenue recognition. ASU 2014-09 requires that a company recognize revenue when it transfers promised goods or services to customers in an amount equal to the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for the Company’s fiscal year beginning January 1, 2018, with retrospective applicability to prior periods. The Company may choose to adopt the standard as of the original effective date of annual reporting periods beginning after December 15, 2016; if it does so, the Company is required to apply the standard beginning in the first interim period within the year of adoption. The Company is currently evaluating the impact of the adoption of this prospective guidance on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Customers Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). The Company adopted ASU 2015-05 on the required date of January 1, 2016 using the prospective method. For the three months ended March 31, 2016, the Company did not enter into any new arrangements covered by this standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which supersedes existing guidance on accounting for leases in Topic 840, Leases. ASU 2016-02 generally requires all leases to be recognized in the statement of financial position. The provisions of ASU 2016-02 are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company has not yet determined the potential effects of this new standard on its consolidated financial statements, if any.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The provisions of ASU 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the impact of the adoption of this prospective guidance on its consolidated financial statements.
NOTE 3 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has adopted the provisions of FASB Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements ("ASC 820"), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The fair value hierarchy distinguishes between assumptions based on market

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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
The carrying amounts of the Company’s financial instruments, which include financial assets such as cash and cash equivalents, restricted cash equivalents, accounts receivable, amounts due from related party, short-term investments and certain other current assets, as well as financial liabilities such as accounts payable, customer liabilities, customer liabilities-related party, accrued compensation and benefits and certain other accrued expenses, approximate their fair values, due to the short-term nature of these instruments. The Company’s financial assets which are required to be measured at fair value on a recurring basis consist of cash equivalents, which are highly liquid money market funds and accordingly are classified as Level 1 assets in the fair value hierarchy. The Company’s certificates of deposit are valued at face value, plus accrued interest, which approximates fair value, and are reported as Level 2 assets in the fair value hierarchy. The Company does not have any financial liabilities that are required to be measured at fair value on a recurring basis.

The Company’s 8.00% Series A Convertible Preferred Stock, $0.01 par value per share (the “Preferred Stock”), and the Warrant (as defined in Note 10) are Level 3 financial instruments and were valued using a combination of binomial lattice and Black-Scholes models to determine the fair value allocation.  The primary assumptions used in such models were expected length of time prior to conversion, and exercise of warrants, of the Preferred Stock and Warrant (5-10 years), the exercise price of the Warrant of $3.50 per share, the risk free rate over the expected time horizon (1.35% to 1.66%), the Company’s stock price ($2.65), the expected annual volatility of the Company stock price (40%) and the market rate of preferred stock for comparable companies (9.50%).
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
Movements in the allowance for doubtful accounts are as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
	(unaudited)
Beginning balance	$99	$314
(Recoveries) provision	(17)	9
Write-offs	—	(84)
Ending balance	$82	$239

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 5 — PROPERTY, EQUIPMENT AND SOFTWARE
Property, equipment and software consist of the following (in thousands):

	March 31, 2016	December 31, 2015
	(unaudited)
Computer and other equipment	$21,490	$21,348
Leasehold improvements	18,914	17,851
Software	22,700	22,302
Office furniture	4,977	4,888
Property, equipment and software, gross	68,081	66,389
Less: Accumulated depreciation and amortization	(41,058)	(39,172)
Property, equipment and software, net	$27,023	$27,217
The following table summarizes the allocation of depreciation and amortization expense between cost of services and selling, general and administrative expenses (in thousands):

	Three Months Ended
	March 31,
	2016	2015
	(unaudited)
Cost of services	$2,098	$1,482
Selling, general and administration	173	235
Total depreciation and amortization	$2,271	$1,717
NOTE 6 — CUSTOMER LIABILITIES
Customer liabilities consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
	(unaudited)
Deferred customer billings, current (1)	$228,102	$130,124
Accrued service costs, current (1)	84,972	70,656
Customer deposits, current (1)	5,824	1,641
Deferred revenue, current	61	95
Current portion of customer liabilities	318,959	202,516
Deferred customer billings, non-current	$22,627	$431,944
Customer deposits, non-current (1)	208	533
Non current portion of customer liabilities	$22,835	$432,477
Total customer liabilities	$341,794	$634,993

(1) Includes $107.3 million, $40.5 million and $1.2 million in current deferred customer billings, accrued service costs and customer deposits, respectively, for a related party that is included in the current portion of customer liabilities - related party in the accompanying Condensed Consolidated Balance Sheets at March 31, 2016. In addition, at March 31, 2016, the Company had $0.2 million in non-current customer deposits due to such related party.

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 7 — SHARE-BASED COMPENSATION
The share-based compensation expense relating to the Company’s stock options and restricted stock awards ("RSAs") for the three months ended March 31, 2016 and 2015 was $6.9 million and $5.2 million, respectively, with related tax benefits of approximately $2.8 million and $2.0 million, respectively.
Total share-based compensation expense that has been included in the Company's consolidated statements of operations was as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
	(unaudited)
Share-based compensation expense allocation details:
Cost of services	$2,003	$1,400
Selling, general and administrative	4,895	3,796
Total share-based compensation expense (1)	$6,898	$5,196
(1) Includes $0.1 million and $0.2 million in share-based compensation expense paid in cash during the three months ended March 31, 2016 and 2015, respectively.
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
The following table sets forth the significant assumptions used in the Black-Scholes option pricing model and the Monte Carlo simulations and the calculation of share-based compensation expense for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Future dividends	—	—
Risk-free interest rate	1.4% to 1.9%	1.5% to 1.8%
Expected volatility	50%	50%
Expected life	6.25	6.25
Forfeitures	5.68% annually	5.68% annually
The risk-free interest rate input is based on U.S. Treasury instruments, and expected volatility of the share price based upon review of the historical volatility levels of the Company’s common stock in conjunction with that of public companies that operate in similar industries or are similar in terms of stage of development or size and a projection of this information toward its future expected volatility. The Company used the simplified method to estimate the expected option life for 2016 and 2015 option grants. The simplified method was used due to the lack of sufficient historical data available to provide a reasonable basis upon which to estimate the expected term of each stock option.

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Stock Options
A summary of the options activity during the three months ended March 31, 2016 is shown below:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2016	15,260,266	$10.23
Granted	428,549	2.64
Exercised	(38,940)	1.98
Canceled	(64,360)	11.59
Forfeited	(712,570)	6.07
Outstanding at March 31, 2016	14,872,945	$10.23
Outstanding and vested and exercisable at March 31, 2016	9,241,287	$11.46
Outstanding and vested and exercisable at December 31, 2015	8,876,517	$11.63
Restricted Stock Awards
A summary of the restricted stock activity during the three months ended March 31, 2016 is shown below:

		Weighted-Average Grant Date Fair Value
	Shares
Outstanding at January 1, 2016	9,255,932	$4.24
Granted	3,071,876	2.58
Vested	(354,497)	7.68
Forfeited	(101,852)	4.94
Outstanding at March 31, 2016	11,871,459	$3.79
In most cases, RSA vesting is based on the passage of time. The amount of share-based compensation expense is based on the fair value of the Company's common stock on the respective grant dates and is recognized ratably over the vesting period.
The Company's RSA agreements allow employees to surrender to the Company shares of common stock upon vesting of their RSAs in lieu of their payment of the required personal employment-related taxes. The Company does not withhold taxes in excess of minimum required statutory requirements. During the three months ended March 31, 2016 and 2015, employees delivered to the Company 129,042 and 77,275 shares of stock, respectively, which the Company recorded at a cost of approximately $0.3 million and $0.5 million, respectively. Shares surrendered for payment of personal employment-related taxes are held in treasury.

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 8 — OTHER
Other costs are comprised of reorganization-related and certain other costs. For the three months ended March 31, 2016 and 2015, the Company incurred $10.8 million and $1.3 million in other costs, respectively.

Reorganization-related
During the three months ended March 31, 2016, the Company incurred pretax restructuring charges of $0.7 million, primarily consisting of facilities related expenses. The Company did not incur restructuring charges for the three months ended March 31, 2015. The Company’s reorganization liability activity is included in accrued compensation and benefits and other accrued expenses in the accompanying condensed consolidated balance sheets.
The Company’s reorganization liability activity was as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
	(unaudited)
Reorganization liability, beginning balance	$2,493	$3,454
Restructuring charges	687	—
Cash payments	(302)	(1,922)
Reorganization liability, ending balance	$2,878	$1,532

Other

During the three months ended March 31, 2016 and 2015, the Company incurred other costs of $10.1 million and $1.3 million, respectively. The $10.1 million of costs incurred during the three months ended March 31, 2016 primarily related to incentive payments and legal fees for the closing of the transaction with Ascension Health Alliance and TowerBrook that was completed on February 16, 2016 (see Note 10). For the three months ended March 31, 2015, the Company incurred other costs of $1.3 million primarily related to the restatement of its previously issued consolidated financial statements (the "restatement'). These costs were primarily legal, accounting and consulting costs incurred related to the restatement.

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

The income tax expense and benefit for the three months ended March 31, 2016 and 2015 were higher than the amount derived by applying the federal statutory tax rate of 35% primarily due to the impact of state taxes. The tax rate is also impacted by discrete items that may occur in any given period.

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

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

During the three months ended March 31, 2016 and March 31, 2015, the Company wrote-off approximately $1.5 million and $2.2 million of deferred tax assets due to the expiration and exercise of shared-based awards. The additional paid-in capital was reduced by the corresponding amount.

The decrease in the Company’s deferred tax assets in the three month period ended March 31, 2016 is due primarily to the contractual revenue recognition event related to Ascension. This event reduced the deferred customer billings deferred tax asset by approximately $124.3 million during the reporting period, offset by additions to deferred customer billings during the quarter.
At December 31, 2015, the Company had deferred tax assets of $300.8 million, of which $48.2 million related to net operating loss carryforwards. The majority of these carryforwards were generated in 2013, 2014 and 2015 when the Company incurred substantial expenses related to the restatement. On February 16, 2016, the Company entered into the A&R MPSA with Ascension, effective February 16, 2016 with a term of 10 years. Pursuant to the A&R MPSA and with certain limited exceptions, the Company will become the exclusive provider of RCM services and PAS with respect to acute care services provided by the hospitals affiliated with Ascension that execute supplement agreements with the Company. At March 31, 2016, the Company believes its deferred tax assets will be realizable. Should the additional business with Ascension that the Company anticipates receiving in connection with the A&R MPSA not be as profitable as expected, such realizability assessment may change.
NOTE 10 — 8% SERIES A CONVERTIBLE PREFERRED STOCK
At the close of the Transaction on February 16, 2016 (as described in Note 1), the Company issued to TCP-ASC ACHI Series LLLP, a limited liability limited partnership jointly owned by Ascension Health Alliance and TowerBrook (the “Investor”): (i) 200,000 shares of Preferred Stock, for an aggregate price of $200 million, and (ii) a warrant with a term of ten years to acquire up to 60 million shares of common stock, par value $0.01 per share (“common stock”), at an exercise price of $3.50 per share, on the terms and subject to the conditions set forth in the Warrant Agreement (“Warrant”). The Preferred Stock is immediately convertible into shares of common stock.

The Company incurred direct and incremental expenses of $21.3 million (including $14.0 million in closing fees paid to the Investor) relating to financial advisory fees, closing costs, legal expenses and other offering-related expenses in connection with the Transaction. These direct and incremental expenses reduced the carrying amount of the Preferred Stock. In connection with the issuance of the Preferred Stock, a beneficial conversion feature of $48.3 million was recognized. Since the Preferred Stock is presently convertible into common stock, this amount was subsequently accreted to the carrying amount of the Preferred Stock, and treated as a deemed preferred stock dividend in the calculation of earnings per share.

Dividend Rights

The holders of the Preferred Stock are entitled to receive cumulative dividends January 1, April 1, July 1 and October 1 of each year (dividend payment dates), commencing on April 1, 2016, at a rate equal to 8% per annum (preferred dividend) multiplied by the liquidation preference per share, initially $1,000 per share adjusted for any unpaid cumulative preferred dividends. For the first seven years after issuance, the dividends on the Preferred Stock will be paid-in-kind. As of March 31, 2016, the Company had accrued dividends of $2.0 million associated with the Preferred Stock. There were no cash dividends declared in the three months ended March 31, 2016.

Conversion Features

Each share of the Preferred Stock may be converted to common stock on any date at the option of the holder into the per share amount (as defined in the Certificate of Designations of the 8.00% Series A Convertible Preferred Stock (the "Series A COD")). Fractional shares will be rounded to the nearest whole share.

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Redemption Rights

Since the redemption of the Preferred Stock is contingently or optionally redeemable and therefore not certain to occur, the Preferred Stock is not required to be classified as a liability under ASC 480, Distinguishing Liabilities from Equity. As the Preferred Stock is redeemable at the option of the holders upon a fundamental change (as defined in the Series A COD) and is redeemable in certain circumstances upon the occurrence of an event that is not solely within the Company's control, the Company has classified the Preferred Stock in mezzanine equity on the Condensed Consolidated Balance Sheets.

Voting Rights

Each holder of the Preferred Stock is entitled to vote with the Common Stock on an as-converted basis, and has full voting rights and powers equal to the voting rights and powers of the holders of Common Stock.

The following summarizes the Preferred Stock activity for the three months ended March 31, 2016 and December 31, 2015:

	Preferred Stock
	Shares Issued and Outstanding	Carrying Value
Balance at December 31, 2015	—	$—
Issuance of preferred stock	200,000	108,909
Beneficial conversion feature deemed dividend	—	48,320
Accrued dividend payable	—	1,978
Balance at March 31, 2016	200,000	$159,207

NOTE 11 — EARNINGS PER SHARE
Basic net income per share is computed by dividing net income, less any dividends, accretion or decretion, redemption or induced conversion on the Preferred Stock, by the weighted average number of common shares outstanding during the period. As the Preferred Stock participates in dividends alongside the Company’s common stock (per their participating dividends), the Preferred Stock would constitute participating securities under ASC 260-10 and are applied to earnings per share using the two-class method. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends.
Diluted net income per share is calculated using the more dilutive of the if-converted or the two-class method. For the three months ended March 31, 2016, the two-class method was more dilutive and was computed by adjusting the denominator used in the basic net income per share computation by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, shares issuable upon vesting of RSAs and Preferred Stock.

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table sets forth the computation of basic and diluted earnings per share available to common shareholders for the three months ended March 31, 2016 and 2015, respectively (in thousands, except share and per share data).

	Three Months Ended
	March 31,
	2016	2015
	(unaudited)
Basic EPS:
Net income (loss)	$167,403	$(30,445)
Less dividends on preferred shares	(50,298)	—
Less income allocated to preferred shareholders	(33,071)	—
Net income available to common shareholders - basic	$84,034	$(30,445)
Diluted EPS:
Net income (loss)	167,403	(30,445)
Less dividends on preferred shares	(50,298)	—
Less income allocated to preferred shareholders	(32,845)	—
Net income available to common shareholders - diluted	$84,260	$(30,445)
Basic weighted-average common shares	98,289,802	95,889,146
Add: Effect of dilutive securities	943,172	—
Diluted weighted average common shares	99,232,974	95,889,146
Net income (loss) per common share (basic)	$0.85	$(0.32)
Net income (loss) per common share (diluted)	$0.85	$(0.32)
Because of their anti-dilutive effect, 21,733,844 and 22,437,635 common share equivalents comprised of stock options and RSAs have been excluded from the diluted earnings per share calculation for the three months ended March 31, 2016 and 2015, respectively.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
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
On May 17, 2013, the Company, along with certain of its former directors and former officers, was named as a defendant in a putative securities class action lawsuit filed in the U.S. District Court for the Northern District of Illinois (Hughes v. Accretive Health, Inc. et al.). The primary allegations, relating to its March 8, 2013 announcement that the Company would be restating its prior period financial statements, are that its public statements, including filings with the SEC, were false and/or misleading with respect to its revenue recognition and earnings prospects. On November 27, 2013, plaintiffs voluntarily dismissed the Company’s directors and former directors, other than Mary Tolan. On January 31, 2014, the Company filed a motion to dismiss the complaint. On September 25, 2014, the Court granted the Company motion to dismiss without prejudice, however, the plaintiffs filed a second amended complaint on October 23, 2014. On November 10, 2014, the Company filed a motion to dismiss the second amended complaint. While that motion was still pending, on January 8, 2015, plaintiffs filed a motion to amend the second amended complaint, seeking to add allegations regarding the recently issued restatement. On April 22, 2015, the court granted plaintiffs’ motion to amend, and a third amended complaint was filed on May 13, 2015. The Company moved to dismiss the third amended complaint on June 3, 2015. On December 7, 2015, the parties executed a memorandum of understanding to resolve the suit for $3.9 million and filed a notice of settlement with the district court. On March 8, 2016, the district court granted preliminary approval to the settlement. The final fairness hearing has been set for June 28, 2016. The Company believes the settlement payment of $3.9 million will be covered by insurance.
On February 11, 2014, the Company was named as a defendant in a putative class action lawsuit filed in the U.S. District Court for the Southern District of Alabama (Church v. Accretive Health, Inc.). The primary allegation is that the Company attempted to collect debts without providing the notice required by the Fair Debt Collection Practices Act ("FDCPA"). On November 24, 2015, the district court granted the Company's motion for summary judgment and dismissed the case with prejudice. Plaintiff filed a notice of appeal on December 21, 2015, and the appeal has been fully briefed, and will be argued on June 8, 2016.
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
In April 2015, the Company was named among other defendants in an employment action brought by a former employee before the Maine Human Rights Commission ("MHRC"), alleging that she was improperly terminated in retaliation for uncovering alleged Medicare fraud.  The Company filed its response with the MHRC on May 19, 2015 seeking that the Company be dismissed entirely from the action.  On June 23, 2015, the MHRC issued its Notice of Right to Sue and decision to terminate its process with respect to all charges asserted by the former employee. The Plaintiff has filed a parallel qui tam action in the District of Maine (Worthy v. Eastern Maine Healthcare Systems) in which she makes the same allegations.  The U.S. Department of Justice declined to intervene in the federal court action, and the case was unsealed in April 2015. The Company filed a motion to dismiss the Third Amended Complaint on March 21, 2016. The Company believes that it has meritorious defenses to both the employment law-related retaliation claim for which the MHRC has granted the Notice of Right to Sue letter and the federal qui tam case, and intends to vigorously defend itself against these claims. The outcomes are not presently determinable.
On June 17, 2015, the Company filed a confidential arbitration demand with the American Arbitration Association against Salem Hospital for unpaid fees due under the parties’ Accretive Health Services Agreement in an aggregate amount of $9.3 million. On July 31, 2015, Salem Hospital filed its answer, in which it denied the

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Company’s claims and asserted counterclaims against the Company in the amount of $2.7 million.  The outcome is not presently determinable.
On November 16, 2015, the Company was named in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Michigan (Dye v. Accretive Health, Inc.). The primary allegations were that the Company attempted to collect debts without complying with the provisions of the FDCPA. The case was voluntarily dismissed on December 4, 2015.
On December 10, 2015, the plaintiff in the Dye action filed a class-action complaint in the Circuit Court for the County of Macomb, Michigan, alleging that the Company’s attempts to collect his debts had violated the Michigan Occupational Code. The Company filed its motion to dismiss on February 8, 2016 and on April 22, 2016, the Circuit Court Judge dismissed all claims and ordered the case closed.
NOTE 13 — RELATED PARTY TRANSACTIONS
As a result of the closing of the Transaction on February 16, 2016 and Ascension's ownership interest in the Investor, Ascension became a related party to the Company. See Note 10, 8% Series A Convertible Preferred Stock, for additional information.
The Company provides RCM services to Ascension. The execution of the A&R MPSA, as discussed in Note 1, was a contractual settlement agreement of the prior Master Professional Services Agreement between the Company and Ascension. Therefore, during the three months ended March 31, 2016, the Company recorded revenue of $343.4 million in connection with these services. At March 31, 2016, the Company had $149.1 million in current portion of customer liabilities for a related party, consisting of $40.5 million in current accrued service costs, $1.2 million in current customer deposits and $107.3 million in current deferred customer billings. In addition, at March 31, 2016, the Company had $0.2 million in non-current portion of customer liabilities due to such related party.
As Ascension is the Company's largest customer, a significant percentage of the Company's cost of services is associated with providing services to Ascension. However, due to the nature of the Company's shared services and information technology operations, it is impractical to assign the dollar amount associated with services provided to Ascension.
NOTE 14 — SEGMENTS AND CUSTOMER CONCENTRATIONS
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
Hospital systems affiliated with Ascension have accounted for a significant portion of the Company’s net services revenue each year since the Company’s formation. For the three months ended March 31, 2016 and 2015, net services revenue from hospitals affiliated with Ascension accounted for 98% and 1%, respectively, of the Company's total net services revenue. For the three months ended March, 31, 2015, three customers, unaffiliated with Ascension, accounted for 54% of the Company's total net services revenue. The Ascension system, through its individual customer contracts with the Company, accounted for 43% and 75% of the Company’s total deferred customer billings at March 31, 2016 and December 31, 2015, respectively. The loss of customers within the Ascension health system would have a material adverse impact on the Company’s operations.
The Company does not have a concentration of credit risk within accounts receivable as reported in the consolidated balance sheets with any one large customer at March 31, 2016 and December 31, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to “Accretive Health,” “the Company,” “we,” “our,” and “us” mean Accretive Health, Inc., and its subsidiaries.
The following discussion and analysis is an integral part of understanding our financial results and is provided as an addition to, and should be read in connection with, our condensed consolidated financial statements and the accompanying notes. Also refer to Note 1 of our condensed consolidated financial statements.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, that involve substantial risks and uncertainties. These statements are often identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “would” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and elsewhere in this Report, as well as those set forth in Part I, Item 1A of the 2015 10-K as well as our other filings with the SEC. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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
RCM continues to be our primary service offering. Our RCM offering helps our customers more efficiently manage their revenue cycle process. This encompasses patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections. We focus on optimizing our customers’ entire, end-to-end revenue cycle process, which we believe is more advantageous than alternative approaches that merely focus on certain aspects or sub-processes within the revenue cycle. Our PAS offering complements our RCM offering by strengthening our customers' compliance with certain third-party payer requirements and limiting denials of claims. For example, our PAS offering helps customers determine whether to classify a hospital visit as an in-patient or an out-patient observation case for billing purposes. We believe that the population health capabilities we are integrating into our RCM offering will enhance our value-based reimbursement capabilities to help providers enter into risk-bearing arrangements with payers.
We operate our business as a single segment configured with our significant operations and offerings organized around the business of providing end-to-end RCM services to U.S.-based hospitals and other healthcare providers.

Business Update
In December 2015, we announced the Transaction with Ascension Health Alliance and TowerBrook, which closed on February 16, 2016. As part of the Transaction, we entered into the A&R MPSA with Ascension, effective February 16, 2016 with a term of ten years. Pursuant to the A&R MPSA and with certain limited exceptions, we will become the exclusive provider of RCM services and PAS with respect to acute care services provided by the hospitals affiliated with Ascension that execute supplement agreements with us.
We expect the Transaction to expand our relationship with Ascension, grow our overall business, and improve our ability to win customers outside of the Ascension hospital base. Under the A&R MPSA, our RCM services for both Ascension hospitals that we currently service and Ascension hospitals that we intend to service will be transitioning to an outsourced business model, whereby a significant number of Ascension's revenue cycle employees will become our employees as we begin implementing the A&R MPSA and providing our services to Ascension hospitals over a three year period. As a result of the implementation of an outsourced business model in connection with the A&R MPSA, we expect to expand our operations in the United States and off shore and intend to invest in technology, facilities and talent to support our anticipated growth. Such outsourced business model will also require the transition of the non-payroll related expenses supporting Ascension's revenue cycle operations to direct expenses of Accretive Health. These transitioned expenses have historically been managed by our infused management staff but remained on the hospitals’ financial records. This new in-house capability of managing these expenses will allow us to pursue new business opportunities which require an outsourced business model. We believe the ten year term of the A&R MPSA, together with the significant investment in Accretive Health by Ascension, our largest customer, will provide our business with stability and growth. In addition, our management team will benefit from the oversight provided by having TowerBrook involved as a strategic investor.

CONSOLIDATED RESULTS OF OPERATIONS
The following table provides consolidated operating results and other operating data for the periods indicated (unaudited):

	Three Months Ended March 31,		2016 vs. 2015 Change
	2016	2015	Amount	%
	(In thousands except percentages)
Consolidated Statement of Operations Data:
RCM services: net operating fees	$248,701	$3,610	$245,091	fav.
RCM services: incentive fees	97,999	1,900	96,099	fav.
RCM services: other	2,401	1,134	1,267	fav.
Other service fees	3,092	4,327	(1,235)	(28.5)%
Total net services revenue	352,193	10,971	341,222	fav.
Operating expenses:
Cost of services	45,130	42,196	2,934	7.0%
Selling, general and administrative	17,536	17,362	174	1.0%
Other	10,806	1,275	9,531	unfav.
Total operating expenses	73,472	60,833	12,639	20.8%
Income (loss) from operations	278,721	(49,862)	328,583	fav.
Net interest income	84	5	79	fav.
Net income (loss) before income tax provision	278,805	(49,857)	328,662	fav.
Income tax provision (benefit)	111,402	(19,412)	130,814	unfav.
Net income (loss)	$167,403	$(30,445)	$197,848	fav.
fav. - Favorable
unfav. - Unfavorable

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

	Three Months Ended March 31,
	2016	2015
Non-GAAP Measures:	(in thousands)
Adjusted EBITDA	$298,696	$(41,674)
Net cash generated from customer contracting activities	$(12,643)	$2,253
Gross cash generated from customer contracting activities	$40,854	$54,898
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
Adjusted EBITDA
We define adjusted EBITDA as net income before net interest income, income tax provision, depreciation and amortization expense, share-based compensation expense, restatement-related expense, reorganization-related expense and certain other items. The use of adjusted EBITDA to measure operating and financial performance is limited by our revenue recognition criteria, pursuant to which GAAP net services revenue is recognized at the end of a contract or "other contractual agreement event". Adjusted EBITDA does not adequately match corresponding cash flows resulting from customer contracting activities. Accordingly, as described above, in order to better compare our cash flows from customer contracting activities to our operating performance, we use additional non-GAAP measures: gross and net cash generated from customer contracting activities. We use adjusted EBITDA in our reconciliation of net cash generated from customer contracting activities to our GAAP consolidated financial statements.
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

	Three Months Ended March 31,		2016 vs. 2015 Change
	2016	2015	Amount	%
Net income (loss)	$167,403	$(30,445)	$197,848	fav.
Net interest income	(84)	(5)	(79)	fav.
Income tax provision (benefit)	111,402	(19,412)	130,814	unfav.
Depreciation and amortization expense	2,271	1,717	554	32.3%
Share-based compensation expense (1)	6,898	5,196	1,702	32.8%
Other (2)	10,806	1,275	9,531	unfav.
Adjusted EBITDA	298,696	(41,674)	340,370	fav.
Change in deferred customer billings (3)	(311,339)	43,927	(355,266)	fav.
Net cash generated from customer contracting activities	$(12,643)	$2,253	$(14,896)	unfav.
Net services revenue (GAAP basis)	$352,193	10,971	$341,222	fav.
Change in deferred customer billings (3)	(311,339)	43,927	(355,266)	fav.
Gross cash generated from customer contracting activities	$40,854	$54,898	$(14,044)	(25.6)%

Components of Gross Cash Generated from Customer Contracting Activities:
RCM services: net operating fees	$24,804	$30,189	$(5,385)	(17.8)%
RCM services: incentive fees	8,867	18,131	(9,264)	(51.1)%
RCM services: other	4,092	2,251	1,841	81.8%
Total RCM service fees	37,763	50,571	$(12,808)	(25.3)%
Other service fees	3,091	4,327	(1,236)	(28.6)%
Gross cash generated from customer contracting activities	$40,854	$54,898	$(14,044)	(25.6)%

fav. - Favorable
unfav. - Unfavorable

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

(2)
Other costs are comprised of reorganization-related, restatement-related and certain other costs. For the three months ended March 31, 2016 and 2015, we incurred other costs of $10.8 million and $1.3 million, respectively. The costs incurred during the three months ended March 31, 2016 related to the incentive payments and legal fees for the closing of the Transaction with Ascension Health Alliance and TowerBrook on February 16, 2016. Additionally, for the three months ended March 31, 2016, we incurred reorganization-related costs of $0.7 million related to the closing of facilities. We did not incur any reorganization-related costs during the three months ended March 31, 2015. For the three months ended March 31, 2015, we incurred $1.3 million in restatement-related costs related to professional service fees.

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
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Net Services Revenues
Net services revenue increased by $341.2 million, to $352.2 million for the three months ended March 31, 2016, from $11.0 million for the three months ended March 31, 2015. The increase was primarily driven by a contractual agreement event related to Ascension during the quarter ended March 31, 2016, resulting in revenue recognition of $343.4 million. This contractual agreement event did not include all deferred customer billings related to Ascension and the balance of approximately $107.3 million is expected to be recognized as revenue in the future.
This increase was offset by a $1.2 million decrease in other service fees revenue to $3.1 million for the three months ended March 31, 2016 compared to $4.3 million for the three months ended March 31, 2015. This decrease was primarily driven by a $0.5 million decline in PAS revenue.
Gross Cash Generated from Customer Contracting Activities (Non-GAAP)
Gross cash generated from customer contracting activities decreased by $14.0 million, or 25.6%, to $40.9 million for the three months ended March 31, 2016 from $54.9 million for the three months ended March 31, 2015. The decrease in gross cash generated was primarily driven by the RCM business, with $7.5 million of the decrease due to customer attrition primarily attributable to client M&A activity, and $6.9 million attributable to movement toward fixed fee contracts with one customer contract pending, and a reduction in scope for another customer. Additionally, the decrease in other service fees was partially driven by a $0.5 million decline in PAS revenue.
For an explanation of how we calculate gross cash generated from customer contracting activities, refer to the reconciliation of GAAP and Non-GAAP measures above.
Costs of Services
Costs of services increased by $2.9 million, or 7.0%, to $45.1 million for the three months ended March 31, 2016, from $42.2 million for the three months ended March 31, 2015. The increase in costs of services was primarily attributable to expansion in our shared services centers and infrastructure related to RCM.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $0.2 million, or 1.0%, to $17.5 million for the three months ended March 31, 2016, from $17.4 million for the three months ended March 31, 2015.
Net Cash Generated from Customer Contracting Activities (Non-GAAP)
Net cash generated from customer contracting activities was negative $12.6 million for the three months ended March 31, 2016, compared to $2.3 million for the three months ended March 31, 2015. This decrease of $14.9 million was primarily due to a decrease in gross cash generated from customer contracting activities and an increase in cost of services as explained above. For an explanation of how we calculate net cash generated from customer contracting activities, refer to Reconciliation of GAAP and Non-GAAP Measures above.
Other
Other costs increased by $9.5 million, to $10.8 million for the three months ended March 31, 2016, from $1.3 million for the three months ended March 31, 2015. The increase was primarily attributable to $8.9 million in costs related to incentive payments and legal fees for the closing of the Transaction with Ascension Health Alliance and TowerBrook on February 16, 2016 and a $0.3 million increase in reorganization-related costs in the three months ended March 31, 2016. This increase was offset by a decrease of $1.2 million in restatement-related costs during the three months ended March 31, 2016.

Income Taxes
Our tax expense increased by $130.8 million to a tax expense of $111.4 million for the three months ended March 31, 2016, from a benefit of $19.4 million for the three months ended March 31, 2015, primarily due to an increase in pretax income. Our effective tax rate for the three months ended March 31, 2016 and 2015 was 40.0% and 38.9%, respectively. Our tax rate is affected by changes in state tax rates and discrete items that may occur in any given period but not consistent from year to year.
CRITICAL ACCOUNTING POLICIES
Management considers an accounting policy to be critical if the accounting policy requires management to make particularly difficult, subjective or complex judgments about matters that are inherently uncertain. A summary of our critical accounting policies is included in Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Policies and Use of Estimates" of our 2015 10-K. There have been no material changes to the critical accounting policies disclosed in our 2015 10-K.
NEW ACCOUNTING PRONOUNCEMENTS
For additional information regarding new accounting guidance, see Note 2, Recent Accounting Pronouncements, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which provides a summary of our recently adopted accounting standards and disclosures.
LIQUIDITY AND CAPITAL RESOURCES
On February 16, 2016, in connection with the Transaction, the Investor invested $200 million in Accretive Health in exchange for the Preferred Stock and the Warrant.
Our primary source of liquidity is cash flows from operations. Given our current cash and cash equivalents and accounts receivable, we believe we will have sufficient funds to meet our operating, investing and financing needs for at least the next twelve months.
Our cash and cash equivalents were $281.0 million at March 31, 2016 as compared to $103.5 million as of December 31, 2015. Our cash and cash equivalents, at any time, include amounts paid to us in advance by customers for the purpose of reimbursing their revenue cycle operation costs. See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in our 2015 10-K.

Cash flows from operating, investing and financing activities, as reflected in our condensed consolidated statements of cash flows, are summarized in the following table (in thousands):

	Three Months Ended
	March 31,
Cash Flows	2016	2015
Net cash provided by (used in):
Operating activities	$1,123	$(14,241)
Investing activities	(2,075)	(3,402)
Financing activities	178,397	4,526
Operating Activities
Cash provided by operating activities for the three months ended March 31, 2016 totaled $1.1 million, as compared to cash used of $14.2 million for the three months ended March 31, 2015. The increase in cash provided by operating activities was primarily attributable to the $18.5 million increase in accrued services costs and customer deposits.
Investing Activities
Cash used in investing activities decreased by $1.3 million, from $3.4 million for the three months ended March 31, 2015 to $2.1 million for the three months ended March 31, 2016. Cash used in investing activities for the three months ended March 31, 2016 was primarily attributable to the purchase of computer hardware and software, as well as for additional leasehold improvements related to the build out of a new shared service center to support the growth of our business.
Financing Activities
Cash provided by financing activities increased to $178.4 million for the three months ended March 31, 2016, primarily due to investment of $200 million by the Investor offset by issuance costs of $21.3 million.
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

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in the exchange rate between the U.S. dollar and the Indian Rupee because a portion of our operating expenses are incurred by our subsidiary in India and are denominated in Indian Rupees. However, we do not generate any revenues outside of the United States. For the three months ended March 31, 2016 and 2015, 4.2% and 5.5%, respectively, of our expenses were denominated in Indian Rupees. As a result, we believe that the risk of a significant impact on our operating income from foreign currency exchange rate fluctuations is not substantial.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management including its principal executive officer and principal financial officer to allow timely decisions regarding required disclosures.
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on our identification of material weaknesses in internal control over financial reporting described in “Item 9A - Control and Procedures” in our 2015 10-K, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective.
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

•	Hiring additional resources with relevant accounting experience, skills and knowledge, working under our supervision and direction to assist with our remediation efforts.

Notwithstanding the existence of the material weaknesses as described in our 2015 10-K, we believe that the consolidated financial statements in this Quarterly Report on form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.
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

To remediate the control environment deficiencies identified herein, our leadership team, including our Chief Executive Officer and our Chief Financial Officer, has reaffirmed and reemphasized the importance of internal control, control consciousness and a strong control environment. In addition, we have developed and implemented a remediation plan to address the material weakness.

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
Our management believes that meaningful progress has been made against remaining remediation efforts; although timetables vary, management regards successful completion as an important priority. Remaining remediation activities that we have begun to execute against in 2016 include:
•implementing and executing a year-round internal controls testing and monitoring program;
•strengthening information technology general controls;
•enhancing our Sarbanes-Oxley compliance procedures; and
•finalizing our transition to the 2013 COSO framework.
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
Changes in Internal Control Over Financial Reporting
Other than matters discussed in this Item 4, there have been no changes in our internal control over financial reporting since our 2015 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On May 17, 2013, the Company, along with certain of its former directors and former officers, was named as a defendant in a putative securities class action lawsuit filed in the U.S. District Court for the Northern District of Illinois (Hughes v. Accretive Health, Inc. et al.). The primary allegations, relating to its March 8, 2013 announcement that the Company would be restating its prior period financial statements, are that its public statements, including filings with the SEC, were false and/or misleading with respect to its revenue recognition and earnings prospects. On November 27, 2013, plaintiffs voluntarily dismissed the Company’s directors and former directors, other than Mary Tolan. On January 31, 2014, the Company filed a motion to dismiss the complaint. On September 25, 2014, the Court granted the Company motion to dismiss without prejudice, however, the plaintiffs filed a second amended complaint on October 23, 2014. On November 10, 2014, the Company filed a motion to dismiss the second amended complaint. While that motion was still pending, on January 8, 2015, plaintiffs filed a motion to amend the second amended complaint, seeking to add allegations regarding the recently issued restatement. On April 22, 2015, the court granted plaintiffs’ motion to amend, and a third amended complaint was filed on May 13, 2015. The Company moved to dismiss the third amended complaint on June 3, 2015. On December 7, 2015, the parties executed a memorandum of understanding to resolve the suit for $3.9 million and filed a notice of settlement with the district court. On March 8, 2016, the district court granted preliminary approval to the settlement. The final fairness hearing has been set for June 28, 2016. The Company believes the settlement payment of $3.9 million will be covered by insurance.
On February 11, 2014, the Company was named as a defendant in a putative class action lawsuit filed in the U.S. District Court for the Southern District of Alabama (Church v. Accretive Health, Inc.). The primary allegation is that the Company attempted to collect debts without providing the notice required by the FDCPA. On November 24, 2015, the district court granted the Company's motion for summary judgment and dismissed the case with prejudice. Plaintiff filed a notice of appeal on December 21, 2015, and the appeal has been fully briefed, and will be argued on June 8, 2016.
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
In April 2015, the Company was named among other defendants in an employment action brought by a former employee before the MHRC, alleging that she was improperly terminated in retaliation for uncovering alleged Medicare fraud.  The Company filed its response with the MHRC on May 19, 2015 seeking that the Company be dismissed entirely from the action.  On June 23, 2015, the MHRC issued its Notice of Right to Sue and decision to terminate its process with respect to all charges asserted by the former employee. The Plaintiff has filed a parallel qui tam action in the District of Maine (Worthy v. Eastern Maine Healthcare Systems) in which she makes the same allegations.  The U.S. Department of Justice declined to intervene in the federal court action, and the case was unsealed in April 2015. The Company filed a motion to dismiss the Third Amended Complaint on March 21, 2016. The Company believes that it has meritorious defenses to both the employment law-related retaliation claim for which the MHRC has granted the Notice of Right to Sue letter and the federal qui tam case, and intends to vigorously defend itself against these claims. The outcomes are not presently determinable.
On June 17, 2015, the Company filed a confidential arbitration demand with the American Arbitration Association against Salem Hospital for unpaid fees due under the parties’ Accretive Health Services Agreement in an aggregate amount of $9.3 million.   On July 31, 2015, Salem Hospital filed its answer, in which it denied the Company’s claims and asserted counterclaims against the Company in the amount of $2.7 million.  The outcome is not presently determinable.
On November 16, 2015, the Company was named in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Michigan (Dye v. Accretive Health, Inc.). The primary allegations were that the Company attempted to collect debts without complying with the provisions of the FDCPA. The case was voluntarily dismissed on December 4, 2015.
On December 10, 2015, the plaintiff in the Dye action filed a class-action complaint in the Circuit Court for the County of Macomb, Michigan, alleging that the Company’s attempts to collect his debts had violated the Michigan Occupational Code. The Company filed its motion to dismiss on February 8, 2016 and on April 22, 2016, the Circuit Court Judge dismissed all claims and ordered the case closed.

ITEM 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our 2015 10-K.  The risk factors disclosed in Part I, Item 1A of our 2015 10-K, in addition to the other information set forth in this Quarterly Report on Form 10-Q, could materially affect our business, financial condition, or results.  Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition, or results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sale of Equity Securities
We granted options to purchase an aggregate of 428,549 shares of our common stock with exercise prices ranging from $2.61 to $3.20 per share, and we issued 3,071,876 shares of restricted stock during the three months ended March 31, 2016 to employees and directors pursuant to our Amended and Restated 2010 Stock Incentive Plan and/or in reliance upon the exemption from the registration requirements of the Securities Act of 1933 ("Securities Act") provided by Section 4(a)(2) of the Securities Act as sales by an issuer not involving any public offering, as set forth in the tables below. No underwriters were involved in the foregoing transactions. All of such unregistered shares of common stock are deemed restricted securities for purposes of the Securities Act. No such options have been exercised.

The following table sets forth the dates on which such options were granted and the number of shares of common stock subject to such options, the exercise price and the number of employees and directors granted options on each date from January 1, 2016 through March 31, 2016:

Date of Grant	Common Stock Subject to Options Granted	Exercise Price	Number of Employees and Directors Granted Options
1/4/2016	23,438	$3.20	2
2/22/2016	405,111	$2.61	1
	428,549

The following table sets forth the dates on which such shares of restricted stock were granted and the number of shares of restricted stock and the number of employees and directors granted restricted stock on each date from January 1, 2016 through March 31, 2016:

Date of Grant	Number of Restricted Common Stock Granted	Number of Employees and Directors Granted Restricted Stock
3/3/2016	3,071,876	76

Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated (in thousands, except share and per share data):

Period	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (2)
January 1, 2016 through January 31, 2016	83,913	$2.84	—	$50,000
February 1, 2016 through February 29, 2016	23,366	$2.43	—	$50,000
March 1, 2016 through March 31, 2016	21,763	$2.71	—	$50,000

(1)
Repurchases of our common stock related to employees’ tax withholding upon vesting of RSAs. See Note 7, Share-Based Compensation, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2)
On November 13, 2013, our board of directors announced that it authorized, subject to the completion of the restatement, the repurchase of up to $50.0 million of our common stock from time to time in the open market or in privately negotiated transactions, (the"2013 Repurchase Program"). The timing and amount of any shares repurchased under the 2013 Repurchase Program will be determined by our management based on its evaluation of market conditions and other factors. The 2013 Repurchase Program may be suspended or discontinued at any time. We currently intend to fund any repurchases from cash on hand. We did not repurchase any shares of common stock under the 2013 Repurchase Program during the quarter ended March 31, 2016.

In connection with the Transaction, we issued shares of Preferred Stock and the Warrant to the Investor. This issuance and sale was exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act. The Investor represented to us that it is an "accredited investor" as defined in Rule 501 of the Securities Act and that the Preferred Stock and the Warrant were being acquired for investment purposes and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends will be affixed to any certificates evidencing the shares of Preferred Stock, the Warrant or any common stock issued upon conversion thereof.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
3.1
Certificate of Designations of the Registrant's 8.00% Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 001-34746) filed on March 10, 2016)

10.1	Investor Rights Agreement, dated as of February 16, 2016, by and among the Registrant, TCP-ASC ACHI Series LLLP, and the other parties thereto
10.2	Registration Rights Agreement, dated as of February 16, 2016, by and between the Registrant and TCP-ASC ACHI Series LLLP
10.3	Warrant, dated as of February 16, 2016, by and between the Registrant and TCP-ASC ACHI Series LLLP
10.4+	Amended and Restated Master Professional Services Agreement by and between Ascension Health and the Registrant effective as of February 16, 2016
10.5
Transition, Separation and General Release Agreement, dated April 25, 2016, by and between the Registrant and Peter Csapo (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34746) filed on April 25, 2016)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Document
101.PRE	XBRL Presentation Linkbase Document
+    Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 10, 2016	ACCRETIVE HEALTH, INC.
(Registrant)

	By:	/s/ Emad Rizk
Emad Rizk
Chief Executive Officer

	By:	/s/ Christopher Ricaurte
Christopher Ricaurte
Chief Financial Officer and Treasurer