Form 10-Q
period 2016-06-30
Accretive Health, Inc.
filed 2016-08-04
CIK 1472595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of August 1, 2016, the registrant had 107,222,530 shares of common stock, par value $0.01 per share, outstanding.

Accretive Health, Inc.
FORM 10-Q

For the period ended June 30, 2016
Table of Contents

Part I. Financial Information
Item 1.	Consolidated Financial Statements	2
	Condensed Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015	2
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) — For the Three and Six Months ended June 30, 2016 and 2015	3
	Condensed Consolidated Statements of Stockholders' Equity (Deficit) (unaudited) — For the Six Months ended June 30, 2016	4
	Condensed Consolidated Statements of Cash Flows (unaudited) — For the Six Months ended June 30, 2016 and 2015	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29

Part II. Other Information
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 6.	Exhibits	35

SIGNATURES		36

EXHIBIT INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

Accretive Health, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$221,673	$103,497
Short-term investments	—	1,023
Accounts receivable, net	6,575	10,194
Prepaid income taxes	534	1,102
Other current assets	13,392	10,924
Total current assets	242,174	126,740
Property, equipment and software, net	30,447	27,217
Non-current deferred tax assets	213,908	300,825
Restricted cash equivalents	1,500	1,500
Other assets	4,902	4,007
Total assets	$492,931	$460,289
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$3,735	$5,306
Current portion of customer liabilities	144,619	202,516
Current portion of customer liabilities - related party	141,089	—
Accrued compensation and benefits	16,273	9,062
Other accrued expenses	20,434	15,743
Total current liabilities	326,150	232,627
Non-current portion of customer liabilities	24,667	432,477
Non-current portion of customer liabilities - related party	26,554	—
Other non-current liabilities	9,810	8,498
Total liabilities	387,181	673,602

8.00% Series A convertible preferred stock: par value $0.01 per share, 200,000 shares issued and outstanding as of June 30, 2016; no shares authorized or issued as of December 31, 2015 (aggregate liquidation value of $206,040 as of June 30, 2016)	163,269	—
Stockholders' equity (deficit):
Common stock, $0.01 par value, 500,000,000 shares authorized,116,378,064 shares issued and 107,222,530 shares outstanding at June 30, 2016; 113,259,408 shares issued and 107,715,436 shares outstanding at December 31, 2015	1,164	1,133
Additional paid-in capital	353,856	322,492
Accumulated deficit	(355,161)	(481,773)
Accumulative other comprehensive loss	(2,732)	(2,488)
Treasury stock	(54,646)	(52,677)
Total stockholders' equity (deficit)	(57,519)	(213,313)
Total liabilities and stockholders’ equity (deficit)	$492,931	$460,289
See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net services revenue ($343.4 million and $0 million from related party for the six months ended June 30, 2016 and June 30, 2015, respectively. No related party revenue was recognized for the three months ended June 30, 2016 and 2015, respectively)	$8,672	$22,085	$360,865	$33,056
Operating expenses:
Costs of services	45,112	42,762	90,242	84,958
Selling, general and administrative	24,660	20,969	42,196	38,331
Other	8,651	611	19,457	1,886
Total operating expenses	78,423	64,342	151,895	125,175
Income (loss) from operations	(69,751)	(42,257)	208,970	(92,119)
Net interest income	46	69	130	74
Income (loss) before income tax provision	(69,705)	(42,188)	209,100	(92,045)
Income tax provision (benefit)	(28,914)	(15,900)	82,488	(35,312)
Net income (loss)	$(40,791)	$(26,288)	$126,612	$(56,733)

Net income (loss) per common share:
Basic	$(0.45)	$(0.27)	$0.45	$(0.59)
Diluted	$(0.45)	$(0.27)	$0.45	$(0.59)
Weighted average shares used in calculating net income (loss) per common share:
Basic	99,414,066	95,941,077	98,851,934	95,915,255
Diluted	99,414,066	95,941,077	99,951,394	95,915,255
Consolidated statements of comprehensive income (loss):
Net income (loss)	(40,791)	(26,288)	126,612	(56,733)
Other comprehensive income (loss):
Foreign currency translation adjustments	(304)	(221)	(244)	(273)
Comprehensive income (loss)	$(41,095)	$(26,509)	$126,368	$(57,006)

Reconciliation of net income (loss) to income (loss) available to common shareholders:
Basic:
Net income (loss)	$(40,791)	$(26,288)	$126,612	$(56,733)
Less dividends on preferred shares	(4,062)	—	(54,360)	—
Less income allocated to preferred shareholders	—	—	(27,797)	—
Net income (loss) available/allocated to common shareholders - basic	$(44,853)	$(26,288)	$44,455	$(56,733)
Diluted:
Net income (loss)	$(40,791)	$(26,288)	$126,612	$(56,733)
Less dividends on preferred shares	(4,062)	—	(54,360)	—
Less income allocated to preferred shareholders	—	—	(27,608)	—
Net income (loss) available/allocated to common shareholders - diluted	$(44,853)	$(26,288)	$44,644	$(56,733)

See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)
(In thousands, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	113,259,408	$1,133	(5,543,972)	$(52,677)	$322,492	$(481,773)	$(2,488)	$(213,313)
Share-based compensation expense	—	—	—	—	20,413	—	—	20,413
Deferred tax asset write off including shortfall of $3,177	—	—	—	—	(4,506)	—	—	(4,506)
Issuance of common stock related to share-based compensation plans	3,071,876	31	—	—	(31)	—	—	—
Exercise of vested stock options	46,780	—	—	—	88	—	—	88
Beneficial conversion feature	—	—	—	—	48,320		—	48,320
Issuance of stock warrants	—	—	—	—	21,440	—	—	21,440
Accrued dividends/increase in liquidation value	—	—	—	—	(6,040)	—	—	(6,040)
Deemed preferred stock dividend	—	—	—	—	(48,320)	—	—	(48,320)
Treasury stock purchases	—	—	(3,611,562)	(1,969)	—	—	—	(1,969)
Foreign currency translation adjustments	—	—	—	—	—	—	(244)	(244)
Net income (loss)	—	—	—	—	—	126,612	—	126,612
Balance at June 30, 2016	116,378,064	$1,164	(9,155,534)	$(54,646)	$353,856	$(355,161)	$(2,732)	$(57,519)
See accompanying notes to condensed consolidated financial statements.

Accretive Health, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2016	2015
	(Unaudited)
Operating activities:
Net income (loss)	$126,612	$(56,733)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	4,632	3,818
Share-based compensation	20,413	12,576
Provision/(Recoveries) for doubtful receivables	(27)	(45)
Deferred income taxes	82,420	(36,369)
Excess tax benefits from share-based awards	—	—
Changes in operating assets and liabilities:
Accounts receivable	3,646	1,101
Prepaid income taxes	503	445
Other assets	(3,394)	(4,472)
Accounts payable	(1,565)	(7,540)
Accrued compensation and benefits	7,213	(2,830)
Other liabilities	5,079	(2,038)
Customer liabilities and customer liabilities - related party	(298,064)	72,904
Net cash provided by (used in) operating activities	(52,532)	(19,183)
Investing activities:
Purchases of property, equipment and software	(7,097)	(8,348)
Proceeds from maturation of short-term investments	1,023	—
Net cash used in investing activities	(6,074)	(8,348)
Financing activities:
Series A convertible preferred stock and warrant issuance, net of issuance costs	178,669	—
Exercise of vested options	88	—
Restricted cash released from letter of credit	—	5,000
Excess tax benefit from share-based awards	—	—
Purchase of treasury stock	(1,969)	(517)
Net cash provided by financing activities	176,788	4,483
Effect of exchange rate changes on cash	(6)	(222)
Net increase (decrease) in cash and cash equivalents	118,176	(23,270)
Cash and cash equivalents at beginning of period	103,497	145,167
Cash and cash equivalents at end of period	$221,673	$121,897

Supplemental disclosure of non-cash financing activities
Accrued dividends payable to Preferred Stockholders	$(4,040)	$—
Accrued liabilities related to purchases of property, equipment and software	991	—
Accounts payable related to purchases of property, equipment and software	—	5,250

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
In December 2015, the Company announced a long-term strategic partnership with Ascension Health Alliance, the parent of the Company's largest customer and the nation’s largest Catholic and non-profit health system, and TowerBrook Capital Partners ("TowerBrook"), an investment management firm, which transaction (the "Transaction") was completed on February 16, 2016. As part of the Transaction, the Company amended and restated its Master Professional Services Agreement ("A&R MPSA") with Ascension Health ("Ascension") effective February 16, 2016 with a term of ten years. Pursuant to the A&R MPSA and with certain limited exceptions, the Company will become the exclusive provider of RCM services and PAS with respect to acute care services provided by the hospitals affiliated with Ascension that execute supplement agreements with the Company.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements reflect the Company's financial position as of June 30, 2016, the results of operations for the three and six months ended June 30, 2016 and 2015, and the cash flows of the Company for the six months ended June 30, 2016 and 2015. These financial statements include the accounts of Accretive Health, Inc. and its wholly owned subsidiaries. All material intercompany amounts have been eliminated in consolidation. These financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial reporting and as required by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information, have been included. Operating results for the three and six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2016.

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes the revenue recognition requirements in Accounting Standard Codification 605, Revenue Recognition ("ASC 605"). ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within such reporting period, with early application permitted. The Company plans to early adopt the standard, effective January 1, 2017, and to apply the standard using the cumulative effect method to contracts for which all or substantially all of the revenue has not been recognized under GAAP as of the adoption date. The Company's ability to early adopt ASU 2014-09 is dependent on the completion of its analysis of the information necessary to calculate the cumulative effect. The Company anticipates this standard will have a material impact on it consolidated financial statements. While it is continuing to assess all potential impacts of the standard, the Company believes the most significant impact will be the recognition of revenue at the time services are provided or incentive measurements are finalized, as opposed to at the time of a contractual agreement event, which is when the Company now recognizes revenue for its end-to-end revenue cycle contracts for its base and incentive fee revenues. The Company has not yet finalized all the potential effects of the new standard on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Customers Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). The Company adopted ASU 2015-05 on the required date of January 1, 2016 using the prospective method. For the six months ended June 30, 2016, the Company did not enter into any new arrangements covered by this standard.

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

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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
The carrying amounts of the Company’s financial instruments, which include financial assets such as cash and cash equivalents, restricted cash equivalents, accounts receivable, amounts due from related party, short-term investments and certain other current assets, as well as financial liabilities such as accounts payable, customer liabilities, customer liabilities-related party, accrued compensation and benefits and certain other accrued expenses, approximate their fair values, due to the short-term nature of these instruments. The Company’s financial assets which are required to be measured at fair value on a recurring basis consist of cash equivalents, which are short-term investments with maturity dates of less than three months and accordingly are classified as Level 1 assets in the fair value hierarchy. The Company’s certificates of deposit are valued at face value, plus accrued interest, which approximates fair value, and are reported as Level 2 assets in the fair value hierarchy. The Company does not have any financial liabilities that are required to be measured at fair value on a recurring basis.

The Company’s 8.00% Series A Convertible Preferred Stock, $0.01 par value per share (the “Preferred Stock”), and the Warrant (as defined in Note 10) are Level 3 financial instruments and were valued using a combination of binomial lattice and Black-Scholes models to determine the fair value allocation.  The primary assumptions used in such models were expected length of time prior to conversion, and exercise of warrants, of the Preferred Stock and Warrant (5-10 years), the exercise price of the Warrant ($3.50 per share), the risk free rate over the expected time horizon (1.35% to 1.66%), the Company’s common stock price as of February 16, 2016 ($2.65 per share), the expected annual volatility of the Company stock price (40%) and the market rate of preferred stock for comparable companies (9.50%).

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
Movements in the allowance for doubtful accounts are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Beginning balance	$82	$239	$99	$314
(Recoveries) provision	(10)	(54)	(27)	(45)
Write-offs	(31)	(73)	(31)	(157)
Ending balance	$41	$112	$41	$112
NOTE 5 — PROPERTY, EQUIPMENT AND SOFTWARE
Property, equipment and software consist of the following (in thousands):

	June 30, 2016	December 31, 2015
	(unaudited)
Computer and other equipment	$20,647	$21,348
Leasehold improvements	15,053	17,851
Software	24,445	22,302
Office furniture	4,522	4,888
Property, equipment and software, gross	64,667	66,389
Less: Accumulated depreciation and amortization	(34,220)	(39,172)
Property, equipment and software, net	$30,447	$27,217
The following table summarizes the allocation of depreciation and amortization expense between cost of services and selling, general and administrative expenses (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Cost of services	$2,229	$1,826	$4,327	$3,308
Selling, general and administrative	132	275	305	510
Total depreciation and amortization	$2,361	$2,101	$4,632	$3,818

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 6 — CUSTOMER LIABILITIES
Customer liabilities consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
	(unaudited)
Deferred customer billings, current (1)	$229,110	$130,124
Accrued service costs, current (1)	48,550	70,656
Customer deposits, current (1)	8,034	1,641
Deferred revenue, current	14	95
Current portion of customer liabilities	285,708	202,516
Deferred customer billings, non-current	$51,221	$431,944
Customer deposits, non-current (1)	—	533
Non current portion of customer liabilities	$51,221	$432,477
Total customer liabilities	$336,929	$634,993

(1) Includes $107.4 million, $25.7 million and $8.0 million in current deferred customer billings, accrued service costs and customer deposits, respectively, for a related party that is included in the current portion of customer liabilities - related party in the accompanying Condensed Consolidated Balance Sheets at June 30, 2016. In addition, at June 30, 2016, the Company had $26.6 million in non-current portion of customer liabilities due to such related party.
NOTE 7 — SHARE-BASED COMPENSATION
The share-based compensation expense relating to the Company’s stock options and restricted stock awards ("RSAs") for the three months ended June 30, 2016 and 2015 was $13.6 million and $7.8 million, respectively, with related tax benefits of approximately $5.4 million and $2.9 million, respectively. The share-based compensation expense relating to the Company’s stock options and RSAs for the six months ended June 30, 2016 and 2015 was $20.5 million and $13.0 million, respectively, with related tax benefits of approximately $8.1 million and $5.0 million, respectively.
Total share-based compensation expense that has been included in the Company's consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Share-based compensation expense allocation details:
Cost of services	$1,520	$1,204	$3,523	$2,604
Selling, general and administrative	10,265	6,603	15,160	10,399
Other	1,828	—	1,828	—
Total share-based compensation expense (1)	$13,613	$7,807	$20,511	$13,003
(1) Includes $0.1 million in share-based compensation expense paid in cash during the three and six months ended June 30, 2016, and $0.2 million and $0.4 million in share-based compensation expense paid in cash during the three and six months ended June 30, 2015, respectively.
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
The following table sets forth the significant assumptions used in the Black-Scholes option pricing model and the Monte Carlo simulations and the calculation of share-based compensation expense for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
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
Stock Options
A summary of the options activity during the six months ended June 30, 2016 is shown below:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2016	15,260,266	$10.23
Granted	456,661	2.64
Exercised	(46,780)	1.87
Canceled	(600,939)	12.60
Forfeited	(2,042,344)	7.74
Outstanding at June 30, 2016	13,026,864	$9.61
Outstanding and vested and exercisable at June 30, 2016	10,364,780	$10.15
Outstanding and vested and exercisable at December 31, 2015	8,876,517	$11.63

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Restricted Stock Awards
A summary of the restricted stock activity during the six months ended June 30, 2016 is shown below:

		Weighted-Average Grant Date Fair Value
	Shares
Outstanding at January 1, 2016	9,255,932	$4.24
Granted	3,071,876	2.58
Vested	(3,046,332)	3.73
Forfeited	(2,723,902)	4.79
Outstanding at June 30, 2016	6,557,574	$3.11
In most cases, RSA vesting is based on the passage of time. The amount of share-based compensation expense is based on the fair value of the Company's common stock on the respective grant dates and is recognized ratably over the vesting period.
The Company's RSA agreements allow employees to surrender to the Company shares of common stock upon vesting of their RSAs in lieu of their payment of the required personal employment-related taxes. The Company does not withhold taxes in excess of minimum required statutory requirements. During the six months ended June 30, 2016 and 2015, employees delivered to the Company 887,660 and 85,086 shares of stock, respectively, which the Company recorded at a cost of approximately $2.0 million and $0.5 million, respectively. Shares surrendered for payment of personal employment-related taxes are held in treasury.
Other Matters
During the second quarter of 2016, in connection with the resignation of the Company's Chief Executive Officer, Chief Financial Officer and restructuring plan described in Note 8 below, the vesting of certain options and RSAs was accelerated as described in the agreements previously entered into by the former employees and resulted in an increase of share-based compensation expense for both the three and six months ended June 30, 2016 of $7.0 million, respectively, and is recorded in selling, general and administrative expenses.
During the second quarter of 2015, in connection with the resignation of a former Chief Executive Officer of the Company from the Company's board of directors (the "Board"), the Company modified the terms of awards previously granted to such Board member. This modification allowed for the continuation of vesting of options despite his resignation from the Board, and resulted in a net increase of share-based compensation expense for both the three and six months ended June 30, 2015 of $3.1 million, respectively, and is recorded in other operating expenses.
NOTE 8 — OTHER
Other costs are comprised of reorganization-related and certain other costs. For the three and six months ended June 30, 2016, the Company incurred $8.7 million and $19.5 million in other costs, respectively. For the three and six months ended June 30, 2015, the Company incurred $0.6 million and $1.9 million in other costs, respectively.

Reorganization-related
During the second quarter of 2016, the Company initiated a restructuring plan (the "Plan") consisting of reductions in its workforce in order to align the size and composition of its workforce to its current client base, better position itself for already committed future growth, and enable the Company to more efficiently serve contracted

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

demand. The Plan affected 40 employees. The majority of the reductions occurred in June 2016, and the Company expects the Plan to be completed by the end of the third quarter of 2016. In connection with the Plan, the Company incurred pretax restructuring charges of $4.6 million for the three months ended June 30, 2016. Restructuring charges for the six months ended June 30, 2016 also include $0.7 million related to facility charges recognized in the first quarter. Restructuring charges for the three months ended June 30, 2016 primarily consisted of $2.8 million in severance and employee benefits and related expenses and $1.8 million of non-cash expense related to share based compensation expense for the acceleration of existing RSAs for affected employees. The Company did not incur restructuring charges for the three and six months ended June 30, 2015. The Company’s reorganization liability activity is included in accrued compensation and benefits and other accrued expenses in the accompanying condensed consolidated balance sheets.
The Company’s reorganization liability activity was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Reorganization liability, beginning balance	$2,878	$1,532	$2,493	$3,454
Restructuring charges	4,595	—	5,282	—
Cash payments	(152)	(688)	(454)	(2,610)
Non-cash payments	$(1,828)		$(1,828)
Reorganization liability, ending balance	$5,493	$844	$5,493	$844

Other

During the three and six months ended June 30, 2016, the Company incurred other costs of $3.2 million and $13.3 million, respectively, primarily related to incentive payments and legal fees paid in connection with the closing of the transaction with Ascension Health Alliance and TowerBrook that was completed on February 16, 2016 (see Note 10). In addition, the Company recorded an accrual of $0.9 million to account for expected additional contributions to the Company's defined contribution plan for the three and six months ended June 30, 2016. For the three and six months ended June 30, 2015, the Company incurred other costs of $0.6 million and $1.9 million, respectively, primarily related to the restatement of its previously issued consolidated financial statements (the "restatement'). These costs were primarily legal, accounting and consulting costs incurred related to the restatement.

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

The income tax expense and benefit for the six months ended June 30, 2016 and 2015 were higher than the amount derived by applying the federal statutory tax rate of 35% primarily due to the impact of state taxes. The tax rate is also impacted by discrete items that may occur in any given period.

                The Company and its subsidiaries are subject to U.S. federal income taxes as well as income taxes in multiple state and foreign jurisdictions. The Company's 2013, 2012, and 2011 U.S. federal income tax returns are

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

currently under examination. State jurisdictions have various open tax years.  The statutes of limitations for most states range from three to six years.

During the six months ended June 30, 2016 and 2015, respectively, the Company wrote-off approximately $4.5 million and $2.2 million of deferred tax assets due to the expiration and exercise of shared-based awards. The additional paid-in capital was reduced by the corresponding amount.

The decrease in the Company’s deferred tax assets in the six month period ended June 30, 2016 is due primarily to the contractual revenue recognition event related to Ascension. This event reduced the deferred customer billings deferred tax asset by approximately $111.2 million during the reporting period, offset by additions to deferred customer billings during the quarter.
At December 31, 2015, the Company had deferred tax assets of $300.8 million, of which $48.2 million related to net operating loss carryforwards. The majority of these carryforwards were generated in 2013, 2014 and 2015 when the Company incurred substantial expenses related to the restatement. On February 16, 2016, the Company entered into the A&R MPSA with Ascension, effective February 16, 2016 with a term of 10 years. Pursuant to the A&R MPSA and with certain limited exceptions, the Company will become the exclusive provider of RCM services and PAS with respect to acute care services provided by the hospitals affiliated with Ascension that execute supplement agreements with the Company. At June 30, 2016, the Company believes its deferred tax assets will be realizable. Should the additional business with Ascension that the Company anticipates receiving in connection with the A&R MPSA not be as profitable as expected, such realizability assessment may change.
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

Dividend Rights

The holders of the Preferred Stock are entitled to receive cumulative dividends January 1, April 1, July 1 and October 1 of each year (dividend payment dates), commencing on April 1, 2016, at a rate equal to 8% per annum (preferred dividend) multiplied by the liquidation preference per share, initially $1,000 per share adjusted for any unpaid cumulative preferred dividends. For the first seven years after issuance, the dividends on the Preferred Stock will be paid-in-kind. In lieu of the dividend payment for the three months ended March 31, 2016, the aggregate liquidation preference on the then outstanding Preferred Stock as of March 31, 2016 was increased by $2.0 million. For the quarter ended June 30, 2016, the Company had accrued dividends of $4.0 million associated with the Preferred Stock which were paid in additional shares of Preferred Stock with an aggregate liquidation preference of $4.0 million in July. There were no cash dividends declared in the three and six months ended June 30, 2016. For the six months ended June 30, 2016, the accrued dividends that were paid in additional shares of Preferred Stock and the increase in liquidation preference of the Preferred Stock totaled $6.0 million.

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

The following summarizes the Preferred Stock activity for the six months ended June 30, 2016:

	Preferred Stock
	Shares Issued and Outstanding	Carrying Value
Balance at December 31, 2015	—	$—
Issuance of preferred stock	200,000	108,909
Beneficial conversion feature deemed dividend	—	48,320
Accrued dividends/increase in liquidation value	—	6,040
Balance at June 30, 2016	200,000	$163,269

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
Diluted net income per share is calculated using the more dilutive of the if-converted or the two-class method. For the three and six months ended June 30, 2016, the two-class method was more dilutive and was computed by adjusting the denominator used in the basic net income per share computation by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, shares issuable upon vesting of RSAs and Preferred Stock.

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table sets forth the computation of basic and diluted earnings per share available to common shareholders for the three and six months ended June 30, 2016 and 2015, respectively (in thousands, except share and per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Basic EPS:
Net income (loss)	$(40,791)	$(26,288)	$126,612	$(56,733)
Less dividends on preferred shares	(4,062)	—	(54,360)	—
Less income allocated to preferred shareholders	—	—	(27,797)	—
Net income (loss) available/(allocated) to common shareholders - basic	$(44,853)	$(26,288)	$44,455	$(56,733)
Diluted EPS:
Net income (loss)	(40,791)	(26,288)	126,612	(56,733)
Less dividends on preferred shares	(4,062)	—	(54,360)	—
Less income allocated to preferred shareholders	—	—	(27,608)	—
Net income (loss) available/(allocated) to common shareholders - diluted	$(44,853)	$(26,288)	$44,644	$(56,733)
Basic weighted-average common shares	99,414,066	95,941,077	98,851,934	95,915,255
Add: Effect of dilutive securities	—	—	1,099,460	—
Diluted weighted average common shares	99,414,066	95,941,077	99,951,394	95,915,255
Net income (loss) per common share (basic)	$(0.45)	$(0.27)	$0.45	$(0.59)
Net income (loss) per common share (diluted)	$(0.45)	$(0.27)	$0.45	$(0.59)
Because of their anti-dilutive effect, 19,584,438 and 22,883,463 common share equivalents comprised of stock options and RSAs have been excluded from the diluted earnings per share calculation for the three months ended June 30, 2016 and 2015, respectively. Stock options and RSAs totaling 15,418,216 and 22,883,463 were not included in the computation of diluted income per share for the six months ended June 30, 2016 and 2015, respectively, as these options and awards were anti-dilutive.

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

On May 17, 2013, the Company, along with certain of its former directors and former officers, was named as a defendant in a putative securities class action lawsuit filed in the U.S. District Court for the Northern District of Illinois (Hughes v. Accretive Health, Inc. et al.). The primary allegations, relating to its March 8, 2013 announcement that the Company would be restating its prior period financial statements, are that its public statements, including filings with the SEC, were false and/or misleading with respect to its revenue recognition and earnings prospects. On November 27, 2013, plaintiffs voluntarily dismissed the Company’s directors and former directors, other than Mary Tolan. On January 31, 2014, the Company filed a motion to dismiss the complaint. On September 25, 2014, the Court granted the Company motion to dismiss without prejudice, however, the plaintiffs filed a second amended complaint on October 23, 2014. On November 10, 2014, the Company filed a motion to dismiss the second amended complaint. While that motion was still pending, on January 8, 2015, plaintiffs filed a motion to amend the second amended complaint, seeking to add allegations regarding the recently issued restatement. On April 22, 2015, the court granted plaintiffs’ motion to amend, and a third amended complaint was filed on May 13, 2015. The Company moved to dismiss the third amended complaint on June 3, 2015. On December 7, 2015, the parties executed a memorandum of understanding to resolve the suit for $3.9 million and filed a notice of settlement with the district court. On March 8, 2016, the district court granted preliminary approval to the settlement, and on June 28, 2016, the district court granted final approval. The settlement payment of
$3.9 million was covered by insurance.
On February 11, 2014, the Company was named as a defendant in a putative class action lawsuit filed in the U.S. District Court for the Southern District of Alabama (Church v. Accretive Health, Inc.). The primary allegation is that the Company attempted to collect debts without providing the notice required by the Fair Debt Collection Practices Act ("FDCPA"). On November 24, 2015, the district court granted the Company's motion for summary judgment and dismissed the case with prejudice. Plaintiff filed a notice of appeal on December 21, 2015. The appeal was decided July 6, 2016, and the Eleventh Circuit Court of Appeals affirmed the dismissal of the case with prejudice, finding that the Company is not a debt collector as defined in the FDCPA.
On July 22, 2014, the Company was named as a defendant in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Michigan (Anger v. Accretive Health, Inc.). The primary allegations are that the Company attempted to collect debts without providing the notice required by the FDCPA and Michigan Fair Debt Collection Practices Act and failed to abide by the terms of an agreed payment plan in violation of those same statutes. On August 27, 2015, the Court granted in part and denied in part the Company’s motion to dismiss. An amended complaint was filed on November 30, 2015. Discovery is underway, but on July 15, 2016, the court

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

postponed all deadlines in the case as the parties attempt to finalize a confidential agreement in principle to settle the case. The Company believes that it has meritorious defenses and intends to vigorously defend itself against these claims, if the settlement in principle is not finalized.
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

In May 2016, the Company was served with a False Claims Act case brought by Cherry Graziosi, a former emergency department service associate who worked at a hospital of one of the Company’s customers, MedStar Inc.’s Washington Hospital Center (“WHC”), along with WHC and three other hospitals that were PAS clients and a place holder, John Doe hospital, representing all PAS clients.  The Second Amended Complaint alleges that the Company’s PAS business violates the federal False Claims Act. The case was originally filed under seal in 2013 in the Federal District Court in Chicago, was presented to the U.S. Attorney in Chicago twice, and the U.S. Attorneys declined to intervene. The Company filed a motion to dismiss the Second Amended Complaint on July 29, 2016. The Company believes that it has meritorious defenses to all claims in the case, and intends to vigorously defend itself against these claims. The outcome is not presently determinable.
NOTE 13 — RELATED PARTY TRANSACTIONS
As a result of the closing of the Transaction on February 16, 2016 and Ascension's ownership interest in the Investor, Ascension became a related party to the Company. See Note 10, 8% Series A Convertible Preferred Stock, for additional information.
The Company provides RCM services to Ascension. The execution of the A&R MPSA, as discussed in Note 1, was a contractual settlement agreement of the prior Master Professional Services Agreement between the Company and Ascension. Therefore, the Company recorded revenue of $343.4 million in connection with these services for both the three and six months ended June 30, 2016. At June 30, 2016, the Company had $141.1 million in current portion of customer liabilities for a related party, consisting of $25.7 million in current accrued service costs, $8.0 million in current customer deposits and $107.4 million in current deferred customer billings. In addition, at June 30, 2016, the Company had $26.6 million in non-current portion of customer liabilities due to such related party.
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

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 14 — DEFERRED CONTRACT COSTS
Eligible, one-time, nonrecurring costs associated with the initial phases of the Ascension A&R MPSA and with the transition of additional Ascension hospitals are deferred and subsequently amortized. The costs related to transition or setup activities for personnel, process, and systems are amortized on a straight-line basis over the expected period of benefit. At June 30, 2016, the Company had $0.9 million in deferred eligible costs and did not have any eligible costs deferred at December 31, 2015. These deferred costs are included in other assets in the accompanying condensed consolidated balance sheets. Any contracts entered into by the Company having similar characteristics will be accounted for in a similar manner.
NOTE 15 — SEGMENTS AND CUSTOMER CONCENTRATIONS
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
Hospital systems affiliated with Ascension have accounted for a significant portion of the Company’s net services revenue each year since the Company’s formation. The Company did not have any revenue associated with Ascension for the three months ended June 30, 2016. For the three months ended June 30, 2016, two different customers, unaffiliated with Ascension, accounted for 35% of the Company's total net services revenue. For the six months ended June 30, 2016, net services revenue from hospitals affiliated with Ascension accounted for 95% of the Company's total net services revenue. The Company did not have any revenue associated with Ascension for the three and six months ended June 30, 2015. For the three months and six months ended June, 30, 2015, four different customers, unaffiliated with Ascension, accounted for 74% and 62% of the Company's total net services revenue, respectively. The Ascension system, through its individual customer contracts with the Company, accounted for 48% and 75% of the Company’s total deferred customer billings at June 30, 2016 and December 31, 2015, respectively. The loss of customers within the Ascension health system would have a material adverse impact on the Company’s operations.
The Company does not have a concentration of credit risk within accounts receivable as reported in the consolidated balance sheets with any one large customer at June 30, 2016 and December 31, 2015.

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
RCM continues to be our primary service offering. Our RCM offering helps our customers more efficiently manage their revenue cycle process. This encompasses patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections. We focus on optimizing our customers’ entire, end-to-end revenue cycle process, which we believe is more advantageous than alternative approaches that merely focus on certain aspects or sub-processes within the revenue cycle. Our PAS offering complements our RCM offering by strengthening our customers' compliance with certain third-party payer requirements and limiting denials of claims. For example, our PAS offering helps customers determine whether to classify a hospital visit as an in-patient or an out-patient observation case for billing purposes. Additionally, we believe that we can leverage our RCM capabilities to help providers navigate and optimize their performance within value-based payment models, and that we are well positioned to help our clients adapt to evolving value-based reimbursement structures.
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

CONSOLIDATED RESULTS OF OPERATIONS
The following table provides consolidated operating results and other operating data for the periods indicated (unaudited):

	Three Months Ended June 30,		2016 vs. 2015 Change		Six Months Ended June 30,		2016 vs. 2015 Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(In thousands except percentages)
Consolidated Statement of Operations Data:
RCM services: net operating fees	$2,608	$9,560	$(6,952)	(72.7)%	$251,309	$13,170	$238,139	fav.
RCM services: incentive fees	—	6,105	(6,105)	(100.0)%	97,999	8,005	89,994	fav.
RCM services: other	2,061	2,958	(897)	(30.3)%	4,462	4,092	370	9.0%
Other service fees	4,003	3,462	541	15.6%	7,095	7,789	(694)	(8.9)%
Total net services revenue	8,672	22,085	(13,413)	(60.7)%	360,865	33,056	327,809	fav.
Operating expenses:
Cost of services	45,112	42,762	2,350	5.5%	90,242	84,958	5,284	6.2%
Selling, general and administrative	24,660	20,969	3,691	17.6%	42,196	38,331	3,865	10.1%
Other	8,651	611	8,040	unfav.	19,457	1,886	17,571	fav.
Total operating expenses	78,423	64,342	14,081	21.9%	151,895	125,175	26,720	21.3%
Income (loss) from operations	(69,751)	(42,257)	(27,494)	65.1%	208,970	(92,119)	301,089	fav.
Net interest income	46	69	(23)	(33.3)%	130	74	56	75.7%
Net income (loss) before income tax provision	(69,705)	(42,188)	(27,517)	65.2%	209,100	(92,045)	301,145	fav.
Income tax provision (benefit)	(28,914)	(15,900)	(13,014)	81.8%	82,488	(35,312)	117,800	unfav.
Net income (loss)	$(40,791)	$(26,288)	$(14,503)	unfav.	126,612	(56,733)	183,345	fav.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Non-GAAP Measures:	(in thousands)		(in thousands)
Adjusted EBITDA	$(46,954)	$(31,738)	$251,742	$(73,412)
Net cash generated from customer contracting activities	$(17,352)	$(6,605)	$(29,995)	$(4,352)
Gross cash generated from customer contracting activities	$38,274	$47,218	$79,128	$102,116
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
Adjusted EBITDA
We define adjusted EBITDA as net income before net interest income, income tax provision, depreciation and amortization expense, share-based compensation expense, reorganization-related expense and certain other items. The use of adjusted EBITDA to measure operating and financial performance is limited by our revenue recognition criteria, pursuant to which GAAP net services revenue is recognized at the end of a contract or "other contractual agreement event". Adjusted EBITDA does not adequately match corresponding cash flows resulting from customer contracting activities. Accordingly, as described above, in order to better compare our cash flows from customer contracting activities to our operating performance, we use additional non-GAAP measures: gross and net cash generated from customer contracting activities. We use adjusted EBITDA in our reconciliation of net cash generated from customer contracting activities to our GAAP consolidated financial statements.
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

	Three Months Ended June 30,		2016 vs. 2015 Change		Six Months Ended June 30,		2016 vs. 2015 Change
	2016	2015	Amount	%	2016	2015	Amount	%
Net income (loss)	$(40,791)	$(26,288)	$(14,503)	unfav.	$126,612	$(56,733)	$183,345	fav.
Net interest income	(46)	(69)	23	(33.3)%	(130)	(74)	(56)	75.7%
Income tax provision (benefit)	(28,914)	(15,900)	(13,014)	81.8%	82,488	(35,312)	117,800	unfav.
Depreciation and amortization expense	2,361	2,101	260	12.4%	4,632	3,818	814	21.3%
Share-based compensation expense (1)	11,785	7,807	3,978	51.0%	18,683	13,003	5,680	43.7%
Other (2)	8,651	611	8,040	unfav.	19,457	1,886	17,571	unfav.
Adjusted EBITDA	(46,954)	(31,738)	(15,216)	47.9%	251,742	(73,412)	325,154	fav.
Change in deferred customer billings (3)	29,602	25,133	4,469	17.8%	(281,737)	69,060	(350,797)	fav.
Net cash generated from customer contracting activities	$(17,352)	$(6,605)	$(10,747)	unfav.	$(29,995)	$(4,352)	$(25,643)	unfav.
Net services revenue (GAAP basis)	$8,672	22,085	$(13,413)	(60.7)%	$360,865	33,056	327,809	fav.
Change in deferred customer billings (3)	29,602	25,133	4,469	17.8%	(281,737)	69,060	(350,797)	fav.
Gross cash generated from customer contracting activities	$38,274	$47,218	$(8,944)	(18.9)%	$79,128	$102,116	$(22,988)	(22.5)%

Components of Gross Cash Generated from Customer Contracting Activities:
RCM services: net operating fees	$23,886	$27,050	$(3,164)	(11.7)%	$48,690	$57,239	$(8,549)	(14.9)%
RCM services: incentive fees	7,368	14,511	(7,143)	(49.2)%	16,235	32,642	(16,407)	(50.3)%
RCM services: other	3,016	2,196	820	37.3%	7,108	4,447	2,661	59.8%
Total RCM service fees	34,270	43,757	$(9,487)	(21.7)%	72,033	94,328	(22,295)	(23.6)%
Other service fees	4,004	3,461	543	15.7%	7,095	7,788	(693)	(8.9)%
Gross cash generated from customer contracting activities	$38,274	$47,218	$(8,944)	(18.9)%	$79,128	$102,116	$(22,988)	(22.5)%

fav. - Favorable
unfav. - Unfavorable

(1)
Share-based compensation expense represents the expense associated with stock options and restricted shares granted, as reflected in our Condensed Consolidated Statements of Operations and Comprehensive Income(Loss). $1.8 million of non-cash expense related to share-based compensation expense for the acceleration of existing RSAs for employees affected by the Company's June restructuring and is included in Other. See Note 7, Share-Based Compensation, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the detail of the amounts of share-based compensation expense.

(2)
Other costs are comprised of reorganization-related, restatement-related and certain other costs. For the three and six months ended June 30, 2016, we incurred other costs of $3.2 million and $13.3 million, respectively. The costs incurred during the three and six months ended June 30, 2016 primarily related to the incentive payments and legal fees paid in connection with the closing of the Transaction with Ascension Health Alliance and TowerBrook on

February 16, 2016. In addition, we recorded an accrual of $0.9 million to account for expected additional contributions to our defined contribution plan for the three and six months ended June 30, 2016. For the three and six months ended June 30, 2015, we incurred other costs of $0.6 million and $1.9 million, respectively, primarily in restatement-related costs related to professional service fees. Additionally, during the second quarter of 2016, we initiated a restructuring plan consisting of reductions in workforce which resulted in reorganization-related costs of $4.6 million for the three and six months ended June 30, 2016. In addition for the six months ended June 30, 2016, we incurred restructuring charges related to facilities of $0.7 million. The reorganization-related costs for the three months ended June 30, 2016 consisted of $2.8 million in severance and employee benefits and related expenses and $1.8 million of non-cash expense related to share-based compensation expense for the acceleration of existing RSAs for affected employees. We did not incur any reorganization-related costs during the three and six months ended June 30, 2015.

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

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Net Services Revenue
Net services revenue decreased by $13.4 million, to $8.7 million for the three months ended June 30, 2016, from $22.1 million for the three months ended June 30, 2015. The decrease was primarily driven by a decrease in RCM contractual agreement events of $12.0 million, from $12.0 million in RCM net services revenue recognized for the three months ended June 30, 2015, compared to no contractual agreement events for the three months ended June 30, 2016. This decrease was offset by an increase of $0.5 million in other service fees revenue to $4.0 million for the three months ended June 30, 2016, compared to $3.5 million for the three months ended June 30, 2015, primarily driven by an increase in PAS revenue.
Gross Cash Generated from Customer Contracting Activities (Non-GAAP)
Gross cash generated from customer contracting activities decreased by $8.9 million, or 18.9%, to $38.3 million for the three months ended June 30, 2016, from $47.2 million for the three months ended June 30, 2015. The decrease in gross cash generated was primarily driven by the RCM business, with $8.1 million of the decrease attributable to movement toward fixed fee contracts and a reduction in the scope of services for certain customers and $1.9 million of the decrease due to customer attrition primarily attributable to client M&A activity. The decrease from the RCM business was partially offset by an increase in other service fees driven by a $0.7 million increase in PAS revenue. For an explanation of how we calculate gross cash generated from customer contracting activities, refer to the “Reconciliation of GAAP and Non-GAAP Measures” above.
Costs of Services
Costs of services increased by $2.4 million, or 5.5%, to $45.1 million for the three months ended June 30, 2016, from $42.8 million for the three months ended June 30, 2015. The increase in costs of services was primarily attributable to increased technology expenditures, expansion in our shared services centers and costs relating to implementation of International Classification of Diseases, Tenth Edition ("ICD-10"), a clinical cataloging system that went into effect for the U.S. healthcare industry on October 1, 2015.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $3.7 million, or 17.6%, to $24.7 million for the three months ended June 30, 2016, from $21.0 million for the three months ended June 30, 2015. The increase was primarily due to severance costs of $3.0 million relating to our former Chief Executive Officer and the increase of share-based compensation expense of $3.7 million primarily due to the accelerated vesting of share-based awards previously granted to our former Chief Executive Officer and former Chief Financial Officer. This increase was offset by a decrease in other expenses primarily due to cost reduction initiatives.
Net Cash Generated from Customer Contracting Activities (Non-GAAP)
Net cash generated from customer contracting activities was negative $17.4 million for the three months ended June 30, 2016, compared to negative $6.6 million for the three months ended June 30, 2015. This decrease of $10.7 million was primarily due to a decrease in gross cash generated from customer contracting activities and an increase in cost of services as explained above. For an explanation of how we calculate net cash generated from customer contracting activities, refer to "Reconciliation of GAAP and Non-GAAP Measures" above.
Other
Other costs increased by $8.0 million, to $8.7 million for the three months ended June 30, 2016, from $0.6 million for the three months ended June 30, 2015. The increase was primarily attributable to $3.2 million in costs related to incentive payments and legal fees paid in connection with the closing of the Transaction with Ascension Health Alliance and TowerBrook on February 16, 2016 and $4.6 million in reorganization-related costs in the three months ended June 30, 2016. These reorganization-related costs consisted of $2.8 million in severance and employee benefits and related expenses and $1.8 million of non-cash expense related to share based compensation expense for the acceleration of existing RSAs for affected employees. In addition, the increase was also attributable to the recording of a $0.9 million accrual to account for expected additional contributions to our defined contribution plan.

Income Taxes
Our tax benefit increased by $13.0 million to a tax benefit of $28.9 million for the three months ended June 30, 2016, from a benefit of $15.9 million for the three months ended June 30, 2015, primarily due to a decrease in pretax income. Our effective tax rate for the three months ended June 30, 2016 and 2015 was 41.5% and 37.7%, respectively. Our tax rate is affected by changes in state tax rates and discrete items that may occur in any given period but not consistent from year to year.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Net Services Revenue
Net services revenue increased by $327.8 million to $360.9 million for the six months ended June 30, 2016, from $33.1 million for the six months ended June 30, 2015. The increase was primarily driven by a contractual agreement event related to Ascension during the quarter ended March 31, 2016, resulting in revenue recognition of $343.4 million in net services revenue, partially offset by the recognition of contractual agreement events during the six months ended June 30, 2015.
Gross Cash Generated from Customer Contracting Activities (Non-GAAP)
Gross cash generated from customer contracting activities totaled $79.1 million for the six months ended June 30, 2016, compared to $102.1 million for the six months ended June 30, 2015, a decrease of $23.0 million. The decrease in gross cash generated was primarily driven by the RCM business, with $16.2 million of the decrease attributable to movement toward fixed fee contracts and a reduction in the scope of services for certain customers and $6.2 million of the decrease due to customer attrition primarily attributable to client M&A activity. For an explanation of how we calculate gross cash generated from customer contracting activities, refer to the “Reconciliation of GAAP and Non-GAAP Measures” above.

Costs of Services
Costs of services increased by $5.3 million, or 6.2%, to $90.2 million for the six months ended June 30, 2016, from $85.0 million for the six months ended June 30, 2015. The increase in cost of services was primarily attributable to increased technology expenditures, expansion in our shared services centers and costs relating to implementation of ICD-10.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $3.9 million, or 10.1%, to $42.2 million for the six months ended June 30, 2016, from $38.3 million for the six months ended June 30, 2015. The increase was primarily due to severance costs of $3.0 million relating to our former Chief Executive Officer and the increase of share-based compensation expense of $4.7 million primarily due to the accelerated vesting of share-based awards previously granted to our former Chief Executive Officer and former Chief Financial Officer This increase was offset by a decrease in other expenses primarily due to cost reduction initiatives.
Net Cash Generated from Customer Contracting Activities (Non-GAAP)
Net cash generated from customer contracting activities totaled a use of $30.0 million for the six months ended June 30, 2016, compared to a use of $4.4 million for the six months ended June 30, 2015. This change of $25.6 million was primarily due to a decrease in gross cash generated and an increase in cost of services. For an explanation of how we calculate net cash generated from customer contracting activities, refer to the "Reconciliation of GAAP and Non-GAAP Measures" above.
Other
Other costs increased by $17.6 million to $19.5 million for the six months ended June 30, 2016, from $1.9 million for the six months ended June 30, 2015. The increase was primarily attributable to $13.3 million in costs related to incentive payments and legal fees paid in connection with the closing of the Transaction with Ascension Health Alliance and TowerBrook on February 16, 2016 and $5.3 million in reorganization-related costs incurred during the six months ended June 30, 2016. These reorganization-related costs primarily consisted of $2.8 million in severance and employee benefits and related expenses and $1.8 million of non-cash expense related to share based compensation expense for the acceleration of existing RSAs for affected employees. In addition, the increase was also attributable to the recording of a $0.9 million accrual to account for expected additional contributions to our defined contribution plan.
Income Taxes
Tax expense increased by $117.8 million to a tax expense of $82.5 million for the six months ended June 30, 2016, from a tax benefit of $35.3 million for the six months ended June 30, 2015, primarily due to an increase in pretax income. Our effective tax rate for the six months ended June 30, 2016 and 2015 was 39.5% and 38.4%, respectively. Our tax rate is affected by discrete items that may occur in any given year, but not consistent from year to year.
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
Our cash and cash equivalents were $221.7 million at June 30, 2016 as compared to $103.5 million as of December 31, 2015. Our cash and cash equivalents, at any time, include amounts paid to us in advance by customers for the purpose of reimbursing their revenue cycle operation costs. See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in our 2015 10-K.
Cash flows from operating, investing and financing activities, as reflected in our condensed consolidated statements of cash flows, are summarized in the following table (in thousands):

	Six Months Ended
	June 30,
Cash Flows	2016	2015
Net cash provided by (used in):
Operating activities	$(52,532)	$(19,183)
Investing activities	(6,074)	(8,348)
Financing activities	176,788	4,483
Operating Activities
Cash used in operating activities for the six months ended June 30, 2016 totaled $52.5 million, as compared to cash used of $19.2 million for the six months ended June 30, 2015. The increase in cash used in operating activities was primarily attributable to the $16.3 million payment of accrued services costs and customer deposits. In addition, the increase in cash used was due to an increase in other costs of $13.3 million, primarily related to the incentive payments and legal fees paid in connection with the closing of the Transaction with Ascension Health Alliance and TowerBrook on February 16, 2016.
Investing Activities
Cash used in investing activities decreased by $2.3 million, from $8.3 million for the six months ended June 30, 2015, to $6.1 million for the six months ended June 30, 2016. Cash used in investing activities for the six months ended June 30, 2016 was primarily attributable to the purchase of computer hardware and software, as well as for additional leasehold improvements related to the build out of a new shared service center to support the growth of our business. Cash used was offset by cash provided of $1.0 million from proceeds received from the maturation of short-term investments.
Financing Activities

Cash provided by financing activities increased to $176.8 million for the six months ended June 30, 2016, primarily due to investment of $200 million by the Investor offset by issuance costs of $21.3 million.
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

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in the exchange rate between the U.S. dollar and the Indian Rupee because a portion of our operating expenses are incurred by our subsidiary in India and are denominated in Indian Rupees. However, we do not generate any revenues outside of the United States. For the six months ended June 30, 2016 and 2015, 7.8% and 7.6%, respectively, of our expenses were denominated in Indian Rupees. As a result, we believe that the risk of a significant impact on our operating income from foreign currency exchange rate fluctuations is not substantial.

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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on our identification of material weaknesses in internal control over financial reporting described in “Item 9A - Control and Procedures” in our 2015 10-K, our

Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective.
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
On May 17, 2013, the Company, along with certain of its former directors and former officers, was named as a defendant in a putative securities class action lawsuit filed in the U.S. District Court for the Northern District of Illinois (Hughes v. Accretive Health, Inc. et al.). The primary allegations, relating to its March 8, 2013 announcement that the Company would be restating its prior period financial statements, are that its public statements, including filings with the SEC, were false and/or misleading with respect to its revenue recognition and earnings prospects. On November 27, 2013, plaintiffs voluntarily dismissed the Company’s directors and former directors, other than Mary Tolan. On January 31, 2014, the Company filed a motion to dismiss the complaint. On September 25, 2014, the Court granted the Company motion to dismiss without prejudice, however, the plaintiffs filed a second amended complaint on October 23, 2014. On November 10, 2014, the Company filed a motion to dismiss the second amended complaint. While that motion was still pending, on January 8, 2015, plaintiffs filed a motion to amend the second amended complaint, seeking to add allegations regarding the recently issued restatement. On April 22, 2015, the court granted plaintiffs’ motion to amend, and a third amended complaint was filed on May 13, 2015. The Company moved to dismiss the third amended complaint on June 3, 2015. On December 7, 2015, the parties executed a memorandum of understanding to resolve the suit for $3.9 million and filed a notice of settlement with the district court. On March 8, 2016, the district court granted preliminary approval to the settlement, and on June 28, 2016, the district court granted final approval. The settlement payment of $3.9 million was covered by insurance.
On February 11, 2014, the Company was named as a defendant in a putative class action lawsuit filed in the U.S. District Court for the Southern District of Alabama (Church v. Accretive Health, Inc.). The primary allegation is that the Company attempted to collect debts without providing the notice required by the Fair Debt Collection Practices Act ("FDCPA"). On November 24, 2015, the district court granted the Company's motion for summary judgment and dismissed the case with prejudice. Plaintiff filed a notice of appeal on December 21, 2015. The appeal was decided July 6, 2016, and the Eleventh Circuit Court of Appeals affirmed the dismissal of the case with prejudice, finding that the Company is not a debt collector as defined in the FDCPA.
On July 22, 2014, the Company was named as a defendant in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Michigan (Anger v. Accretive Health, Inc.). The primary allegations are that the Company attempted to collect debts without providing the notice required by the FDCPA and Michigan Fair Debt Collection Practices Act and failed to abide by the terms of an agreed payment plan in violation of those same statutes. On August 27, 2015, the Court granted in part and denied in part the Company’s motion to dismiss. An amended complaint was filed on November 30, 2015. Discovery is underway, but on July 15, 2016, the court postponed all deadlines in the case as the parties attempt to finalize a confidential agreement in principle to settle the case. The Company believes that it has meritorious defenses and intends to vigorously defend itself against these claims, if the settlement in principle is not finalized.
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

In May 2016, the Company was served with a False Claims Act case brought by Cherry Graziosi, a former emergency department service associate who worked at a hospital of one of the Company’s customers, MedStar Inc.’s Washington Hospital Center (“WHC”), along with WHC and three other hospitals that were PAS clients and a place holder, John Doe hospital, representing all PAS clients.  The Second Amended Complaint alleges that the Company’s PAS business violates the federal False Claims Act. The case was originally filed under seal in 2013 in the Federal District Court in Chicago, was presented to the U.S. Attorney in Chicago twice, and the U.S. Attorneys declined to intervene. The Company filed a motion to dismiss the Second Amended Complaint on July 29, 2016. The Company believes that it has meritorious defenses to all claims in the case, and intends to vigorously defend itself against these claims. The outcome is not presently determinable.

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
Unregistered Sale of Equity Securities
We granted options to purchase an aggregate of 28,112 shares of our common stock with an exercise price of $2.53 per share. We did not issue any shares of restricted stock during the three months ended June 30, 2016 to employees and directors pursuant to our Amended and Restated 2010 Stock Incentive Plan and/or in reliance upon the exemption from the registration requirements of the Securities Act of 1933 ("Securities Act") provided by Section 4(a)(2) of the Securities Act as sales by an issuer not involving any public offering, as set forth in the tables below. No underwriters were involved in the foregoing transactions. All of such unregistered shares of common stock are deemed restricted securities for purposes of the Securities Act. No such options have been exercised.

The following table sets forth the dates on which such options were granted and the number of shares of common stock subject to such options, the exercise price and the number of employees and directors granted options on each date from April 1, 2016 through June 30, 2016:

Date of Grant	Common Stock Subject to Options Granted	Exercise Price	Number of Employees and Directors Granted Options
4/1/2016	28,112	$2.53	2

Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated (in thousands, except share and per share data):

Period	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (2)
April 1, 2016 through April 30, 2016	21,496	$2.44	—	$50,000
May 1, 2016 through May 31, 2016	414,028	$2.30	—	$50,000
June 1, 2016 through June 30, 2016	323,094	$1.99	—	$50,000

(1)
Repurchases of our common stock related to employees’ tax withholding upon vesting of RSAs. See Note 7, Share-Based Compensation, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2)
On November 13, 2013, our board of directors announced that it authorized, subject to the completion of the restatement, the repurchase of up to $50.0 million of our common stock from time to time in the open market or in privately negotiated transactions, (the"2013 Repurchase Program"). The timing and amount of any shares repurchased under the 2013 Repurchase Program will be determined by our management based on its evaluation of market conditions and other factors. The 2013 Repurchase Program may be suspended or discontinued at any time. We currently intend to fund any repurchases from cash on hand. We did not repurchase any shares of common stock under the 2013 Repurchase Program during the quarters ended June 30, 2016 and 2015.

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
10.1
General Release and Mutual Non-Disparagement Agreement, dated May 25, 2016, by and between the Registrant and Emad Rizk (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (file No. 001-34746) filed on May 26, 2016)

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

Date:	August 4, 2016	ACCRETIVE HEALTH, INC.
(Registrant)

	By:	/s/ Joseph Flanagan
Joseph Flanagan
President, Chief Executive Officer and Chief Operating Officer

	By:	/s/ Christopher Ricaurte
Christopher Ricaurte
Chief Financial Officer and Treasurer