Form 10-Q
period 2016-09-30
Accretive Health, Inc.
filed 2016-11-02
CIK 1472595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of October 31, 2016, the registrant had 106,775,458 shares of common stock, par value $0.01 per share, outstanding.

Accretive Health, Inc.
FORM 10-Q

For the period ended September 30, 2016
Table of Contents

Part I. Financial Information
Item 1.	Consolidated Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	2
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) — For the Three and Nine Months ended September 30, 2016 and 2015	3
	Condensed Consolidated Statements of Stockholders' Equity (Deficit) (unaudited) — For the Nine Months ended September 30, 2016	4
	Condensed Consolidated Statements of Cash Flows (unaudited) — For the Nine Months ended September 30, 2016 and 2015	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29

Part II. Other Information
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 6.	Exhibits	35

SIGNATURES		36

EXHIBIT INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

Accretive Health, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$201,947	$103,497
Short-term investments	—	1,023
Accounts receivable, net	8,904	10,194
Prepaid income taxes	856	1,102
Other current assets	16,024	10,924
Total current assets	227,731	126,740
Property, equipment and software, net	30,082	27,217
Non-current deferred tax assets	184,270	300,825
Restricted cash equivalents	1,500	1,500
Other assets	6,692	4,007
Total assets	$450,275	$460,289
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$3,888	$5,306
Current portion of customer liabilities	71,582	202,516
Current portion of customer liabilities - related party	124,072	—
Accrued compensation and benefits	17,397	9,062
Other accrued expenses	17,123	15,743
Total current liabilities	234,062	232,627
Non-current portion of customer liabilities	750	432,477
Non-current portion of customer liabilities - related party	62,835	—
Other non-current liabilities	10,152	8,498
Total liabilities	307,799	673,602

8.00% Series A convertible preferred stock: par value $0.01 per share, 204,040 shares issued and outstanding as of September 30, 2016; no shares authorized or issued as of December 31, 2015 (aggregate liquidation value of $210,160 as of September 30, 2016)	167,389	—
Stockholders' equity (deficit):
Common stock, $0.01 par value, 500,000,000 shares authorized,116,386,064 shares issued and 106,816,919 shares outstanding at September 30, 2016; 113,259,408 shares issued and 107,715,436 shares outstanding at December 31, 2015	1,164	1,133
Additional paid-in capital	348,980	322,492
Accumulated deficit	(317,828)	(481,773)
Accumulative other comprehensive loss	(2,540)	(2,488)
Treasury stock	(54,689)	(52,677)
Total stockholders' equity (deficit)	(24,913)	(213,313)
Total liabilities and stockholders’ equity (deficit)	$450,275	$460,289
See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net services revenue ($343.4 million and $0 million from related party for the nine months ended September 30, 2016 and September 30, 2015, respectively. $22.7 million and $0 million from related party for the three months ended September 30, 2016 and September 30, 2015, respectively. )	$125,535	$15,842	$486,400	$48,898
Operating expenses:
Costs of services	47,376	45,326	137,618	130,284
Selling, general and administrative	16,201	21,395	58,397	59,726
Other	536	3,964	19,993	5,850
Total operating expenses	64,113	70,685	216,008	195,860
Income (loss) from operations	61,422	(54,843)	270,392	(146,962)
Net interest income	57	73	187	147
Income (loss) before income tax provision	61,479	(54,770)	270,579	(146,815)
Income tax provision (benefit)	24,146	(21,800)	106,634	(57,112)
Net income (loss)	$37,333	$(32,970)	$163,945	$(89,703)

Net income (loss) per common share:
Basic	$0.18	$(0.34)	$0.62	$(0.93)
Diluted	$0.18	$(0.34)	$0.62	$(0.93)
Weighted average shares used in calculating net income (loss) per common share:
Basic	100,934,561	97,230,069	99,870,685	96,358,342
Diluted	102,176,280	97,230,069	101,018,450	96,358,342
Consolidated statements of comprehensive income (loss):
Net income (loss)	37,333	(32,970)	163,945	(89,703)
Other comprehensive income (loss):
Foreign currency translation adjustments	192	(429)	(52)	(702)
Comprehensive income (loss)	$37,525	$(33,399)	$163,893	$(90,405)

Reconciliation of net income (loss) to income (loss) available to common shareholders:
Basic:
Net income (loss)	$37,333	$(32,970)	$163,945	$(89,703)
Less dividends on preferred shares	(4,120)	—	(58,480)	—
Less income allocated to preferred shareholders	(15,092)	—	(43,423)	—
Net income (loss) available/allocated to common shareholders - basic	$18,121	$(32,970)	$62,042	$(89,703)
Diluted:
Net income (loss)	$37,333	$(32,970)	$163,945	$(89,703)
Less dividends on preferred shares	(4,120)	—	(58,480)	—
Less income allocated to preferred shareholders	(14,991)	—	(43,132)	—
Net income (loss) available/allocated to common shareholders - diluted	$18,222	$(32,970)	$62,333	$(89,703)

See accompanying notes to condensed consolidated financial statements

Accretive Health, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)
(In thousands, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	113,259,408	$1,133	(5,543,972)	$(52,677)	$322,492	$(481,773)	$(2,488)	$(213,313)
Share-based compensation expense	—	—	—	—	25,173	—	—	25,173
Deferred tax asset write off including shortfall of $3,434	—	—	—	—	(10,021)	—	—	(10,021)
Issuance of common stock related to share-based compensation plans	3,071,876	31	—	—	(31)	—	—	—
Exercise of vested stock options	54,780	—	—	—	88	—	—	88
Beneficial conversion feature	—	—	—	—	48,320		—	48,320
Issuance of stock warrants	—	—	—	—	21,440	—	—	21,440
Dividends paid/accrued dividends	—	—	—	—	(10,161)	—	—	(10,161)
Deemed preferred stock dividend	—	—	—	—	(48,320)	—	—	(48,320)
Treasury stock purchases	—	—	(4,025,173)	(2,012)	—	—	—	(2,012)
Foreign currency translation adjustments	—	—	—	—	—	—	(52)	(52)
Net income (loss)	—	—	—	—	—	163,945	—	163,945
Balance at September 30, 2016	116,386,064	$1,164	(9,569,145)	$(54,689)	$348,980	$(317,828)	$(2,540)	$(24,913)
See accompanying notes to condensed consolidated financial statements.

Accretive Health, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)
Operating activities:
Net income (loss)	$163,945	$(89,703)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	7,305	6,556
Share-based compensation	25,173	22,974
Provision/(Recoveries) for doubtful receivables	87	(79)
Deferred income taxes	106,548	(58,567)
Excess tax benefits from share-based awards	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,203	(621)
Prepaid income taxes	216	632
Other assets	(7,939)	(334)
Accounts payable	(1,416)	(6,108)
Accrued compensation and benefits	8,336	311
Other liabilities	3,054	(3,648)
Customer liabilities and customer liabilities - related party	(375,754)	135,058
Net cash provided by (used in) operating activities	(69,242)	6,471
Investing activities:
Purchases of property, equipment and software	(10,395)	(18,304)
Proceeds from maturation of short-term investments	1,023	—
Net cash used in investing activities	(9,372)	(18,304)
Financing activities:
Series A convertible preferred stock and warrant issuance, net of issuance costs	178,669	—
Exercise of vested options	88	1,331
Restricted cash released from letter of credit	—	5,000
Excess tax benefit from share-based awards	—	—
Purchase of treasury stock	(2,012)	(1,382)
Net cash provided by financing activities	176,745	4,949
Effect of exchange rate changes on cash	319	(567)
Net increase (decrease) in cash and cash equivalents	98,450	(7,451)
Cash and cash equivalents at beginning of period	103,497	145,167
Cash and cash equivalents at end of period	$201,947	$137,716

Supplemental disclosure of non-cash financing activities
Accrued dividends payable to Preferred Stockholders	$6,120	$—
Accrued liabilities related to purchases of property, equipment and software	545	348
Accounts payable related to purchases of property, equipment and software	—	—

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements reflect the Company's financial position as of September 30, 2016, the results of operations for the three and nine months ended September 30, 2016 and 2015, and the cash flows of the Company for the nine months ended September 30, 2016 and 2015. These financial statements include the accounts of Accretive Health, Inc. and its wholly owned subsidiaries. All material intercompany amounts have been eliminated in consolidation. These financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial reporting and as required by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information, have been included. Operating results for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2016.

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
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes the revenue recognition requirements in Accounting Standard Codification 605, Revenue Recognition ("ASC 605"). ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within such reporting period, with early application permitted. The Company plans to early adopt the standard, effective January 1, 2017, and to apply the standard using the cumulative effect method to contracts for which all or substantially all of the revenue has not been recognized under GAAP as of the adoption date. The Company's ability to early adopt ASU 2014-09 is dependent on the completion of its analysis of the information necessary to calculate the cumulative effect. The Company anticipates this standard will have a material impact on it consolidated financial statements. While it is continuing to assess all potential impacts of the standard, the Company believes the most significant impact will be the recognition of revenue at the time services are provided or incentive measurements are finalized, as opposed to at the time of a contractual agreement event, which is when the Company now recognizes revenue for its end-to-end revenue cycle contracts for its base and incentive fee revenues. The Company does not expect a significant impact to revenue related to its PAS offering. The Company has not yet finalized all the potential effects of the new standard on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Customers Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). The Company adopted ASU 2015-05 on the required date of January 1, 2016 using the prospective method. For the nine months ended September 30, 2016, the Company did not enter into any new, material arrangements covered by this standard.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classificaiton of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice in how certain cash receipts and payments are presented and classified in the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The guidance requires application using a retrospective transition method. Upon adoption, ASU 2016-15 will result in inclusion of restricted cash in the Company's Condensed Consolidated Statements of Cash Flows.
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
Movements in the allowance for doubtful accounts are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Beginning balance	$41	$112	$99	$314
(Recoveries) provision	114	(34)	87	(79)
Write-offs	(7)	(12)	(38)	(169)
Ending balance	$148	$66	$148	$66
NOTE 5 — PROPERTY, EQUIPMENT AND SOFTWARE
Property, equipment and software consist of the following (in thousands):

	September 30, 2016	December 31, 2015
	(unaudited)
Computer and other equipment	$21,209	$21,348
Leasehold improvements	15,151	17,851
Software	25,872	22,302
Office furniture	4,530	4,888
Property, equipment and software, gross	66,762	66,389
Less: Accumulated depreciation and amortization	(36,680)	(39,172)
Property, equipment and software, net	$30,082	$27,217
The following table summarizes the allocation of depreciation and amortization expense between cost of services and selling, general and administrative expenses (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Cost of services	$2,545	$2,491	$6,872	$5,799
Selling, general and administrative	128	247	433	757
Total depreciation and amortization	$2,673	$2,738	$7,305	$6,556

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 6 — CUSTOMER LIABILITIES
Customer liabilities consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
	(unaudited)
Deferred customer billings, current (1)	$151,690	$130,124
Accrued service costs, current (1)	36,430	70,656
Customer deposits, current (1)	7,529	1,641
Deferred revenue, current	5	95
Current portion of customer liabilities	195,654	202,516
Deferred customer billings, non-current (2)	$62,835	$431,944
Customer deposits, non-current	—	533
Deferred revenue, non-current	$750	$—
Non current portion of customer liabilities	$63,585	$432,477
Total customer liabilities	$259,239	$634,993

(1) Includes $84.8 million, $31.8 million and $7.5 million in current deferred customer billings, accrued service costs and customer deposits, respectively, for a related party that are included in the current portion of customer liabilities - related party in the accompanying Condensed Consolidated Balance Sheets at September 30, 2016.
(2) Includes $62.8 million in deferred customer billings for a related party that are included in the non-current portion of customer liabilities - related party in the accompanying Condensed Consolidated Balance Sheets at September 30, 2016.
NOTE 7 — SHARE-BASED COMPENSATION
The share-based compensation expense relating to the Company’s stock options and restricted stock awards ("RSAs") for the three months ended September 30, 2016 and 2015 was $4.8 million and $12.3 million, respectively, with related tax benefits of approximately $1.9 million and $4.5 million, respectively. The share-based compensation expense relating to the Company’s stock options and RSAs for the nine months ended September 30, 2016 and 2015 was $25.3 million and $25.3 million, respectively, with related tax benefits of approximately $10.0 million and $9.6 million, respectively.
Total share-based compensation expense that has been included in the Company's consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Share-based compensation expense allocation details:
Cost of services	$1,281	$3,152	$4,804	$5,756
Selling, general and administrative	3,479	9,163	18,639	19,562
Other	—	—	1,828	—
Total share-based compensation expense (1)	$4,760	$12,315	$25,271	$25,318
(1) Includes $0.1 million in share-based compensation expense paid in cash during the nine months ended September 30, 2016 and $1.9 million and $2.3 million in share-based compensation expense paid in cash during the three and nine months ended September 30, 2015, respectively. There was no share-based compensation expense paid in cash for the three months ended September 30, 2016.

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
The following table sets forth the significant assumptions used in the Black-Scholes option pricing model and the Monte Carlo simulations and the calculation of share-based compensation expense for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Future dividends	—	—
Risk-free interest rate	1.2% to 1.9%	1.5% to 2.0%
Expected volatility	45% to 50%	50% to 68%
Expected life	6.25	6.25
Forfeitures	5.68% annually	5.68% annually
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
Stock Options
A summary of the options activity during the nine months ended September 30, 2016 is shown below:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2016	15,260,266	$10.23
Granted	1,274,559	2.19
Exercised	(54,780)	1.89
Canceled	(2,177,007)	7.62
Forfeited	(3,399,358)	9.99
Outstanding at September 30, 2016	10,903,680	$9.93
Outstanding and vested and exercisable at September 30, 2016	7,932,963	$11.44
Outstanding and vested and exercisable at December 31, 2015	8,876,517	$11.63

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Restricted Stock Awards
A summary of the restricted stock activity during the nine months ended September 30, 2016 is shown below:

		Weighted-Average Grant Date Fair Value
	Shares
Outstanding at January 1, 2016	9,255,932	$4.24
Granted	3,071,876	2.58
Vested	(3,336,334)	3.73
Forfeited	(3,061,230)	4.63
Outstanding at September 30, 2016	5,930,244	$3.05
In most cases, RSA vesting is based on the passage of time. The amount of share-based compensation expense is based on the fair value of the Company's common stock on the respective grant dates and is recognized ratably over the vesting period.
The Company's RSA agreements allow employees to surrender to the Company shares of common stock upon vesting of their RSAs in lieu of their payment of the required personal employment-related taxes. The Company does not withhold taxes in excess of minimum required statutory requirements. During the nine months ended September 30, 2016 and 2015, employees delivered to the Company 981,505 and 288,490 shares of stock, respectively, which the Company recorded at a cost of approximately $2.0 million and $1.4 million, respectively. Shares surrendered for payment of personal employment-related taxes are held in treasury.
Other Matters
During the second quarter of 2016, in connection with the resignation of the Company's Chief Executive Officer, Chief Financial Officer and restructuring plan described in Note 8 below, the vesting of certain options and RSAs was accelerated as described in the agreements previously entered into by the former employees and resulted in an increase of share-based compensation expense for the nine months ended September 30, 2016 of $7.0 million and is recorded in selling, general and administrative expenses.
During the second quarter of 2015, in connection with the resignation of a former Chief Executive Officer of the Company from the Company's board of directors (the "Board"), the Company modified the terms of awards previously granted to such Board member. This modification allowed for the continuation of vesting of options despite his resignation from the Board, and resulted in a net increase of share-based compensation expense for the nine months ended September 30, 2015 of $3.1 million and is recorded in other operating expenses.
Subsequent Events
On October 3, 2016, the Board approved an amended Long-Term Incentive (“LTI”) program for 2016 and 2017, pursuant to which 7,087,374 stock options and 1,361,794 restricted stock units were granted. and which program contemplates the issuance of approximately 3,577,780 performance-based restricted stock units ("PBRSUs"), although the actual number of PBRSUs has not been set and may be greater. The issuance of the PBRSUs remains subject to the Board establishing the performance criteria and goals and maximum target number of shares. One-half of the stock options, representing 3,543,687 shares of common stock, and all of the restricted stock units granted under the LTI program on such date were issued contingent upon stockholder approval of the amended and restatement Second Amended and and Restated 2010 Stock Incentive Plan (the "Second A&R 2010 Plan") at the Company’s 2016 annual meeting of stockholders currently planned for December 2016 (the “2016 Annual Meeting”). If stockholder approval is not obtained, such awards will be cancelled.

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In the fourth quarter of 2016, in addition to the grants made under the LTI program, the Company issued 1,107,505 stock options and expects to issue 499,704 PBRSUs to certain executive officers and other highly valued non-executive employees of the Company (although the actual number of PBRSUs has not been set and may be greater), provided that the issuance of such PBRSUs remain subject to the Board establishing the performance criteria and goals and maximum target number of shares. Such stock options were issued contingent upon stockholder approval of the Second A&R 2010 Plan at the 2016 Annual Meeting, and the future issuance of such PBRSUs will also be contingent upon such stockholder approval.
NOTE 8 — OTHER
Other costs are comprised of reorganization-related and certain other costs. For the three and nine months ended September 30, 2016, the Company incurred $0.5 million and $20.0 million in other costs, respectively. For the three and nine months ended September 30, 2015, the Company incurred $4.0 million and $5.9 million in other costs, respectively.

Reorganization-related
During the second quarter of 2016, the Company initiated a restructuring plan consisting of reductions in its workforce in order to align the size and composition of its workforce to its current client base, better position itself for already committed future growth, and enable the Company to more efficiently serve contracted demand. Restructuring charges for the three and nine months ended September 30, 2016 were $(0.2) million and $5.0 million. Restructuring charges for the nine months ended September 30, 2016 primarily consisted of $2.5 million in severance and employee benefits and related expenses, $0.7 million related to facility charges, and $1.8 million of non-cash expense related to share based compensation expense for the acceleration of existing RSAs for affected employees. The Company incurred restructuring charges of $2.4 million for the three and nine months ended September 30, 2015. The Company’s reorganization liability activity is included in accrued compensation and benefits and other accrued expenses in the accompanying condensed consolidated balance sheets.
The Company’s reorganization liability activity was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Reorganization liability, beginning balance	$5,493	$844	$2,493	$3,454
Restructuring charges	(182)	2,428	5,013	2,428
Cash payments	(4,055)	(852)	(4,422)	(3,462)
Non-cash payments	—	—	(1,828)	—
Reorganization liability, ending balance	$1,256	$2,420	$1,256	$2,420

Other

During the three and nine months ended September 30, 2016, the Company incurred other costs of $0.0 million and $13.3 million, respectively, primarily related to incentive payments and legal fees paid in connection with the closing of the Transaction with Ascension Health Alliance and TowerBrook that was completed on February 16, 2016 (see Note 10). In addition, the Company incurred $0 and $0.9 million for additional contributions to the Company's defined contribution plan for the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2016, the Company incurred other costs of $0.7 million primarily related to the restatement of its previously issued consolidated financial statements (the "restatement'). For the three and nine

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

months ended September 30, 2015, the Company incurred other costs of $0.7 million and $2.6 million, respectively, primarily related to the restatement. Restatement related costs are primarily legal, accounting and consulting costs.

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

The income tax expense and benefit for the nine months ended September 30, 2016 and 2015 were higher than the amount derived by applying the federal statutory tax rate of 35% primarily due to the impact of state taxes. The tax rate is also impacted by discrete items that may occur in any given period.

                The Company and its subsidiaries are subject to U.S. federal income taxes as well as income taxes in multiple state and foreign jurisdictions. The Company's 2013, 2012, and 2011 U.S. federal income tax returns are currently under examination. State jurisdictions have various open tax years.  The statutes of limitations for most states range from three to six years.

During the nine months ended September 30, 2016 and 2015, respectively, the Company wrote-off approximately $10.0 million and $13.8 million of deferred tax assets due to the expiration and exercise of shared-based awards. The additional paid-in capital was reduced by the corresponding amount.

The decrease in the Company’s deferred tax assets in the nine month period ended September 30, 2016 is due primarily to the contractual revenue recognition event related to Ascension. This event reduced the deferred customer billings deferred tax asset by approximately $137.4 million during the reporting period, offset by additions to deferred customer billings.
At December 31, 2015, the Company had deferred tax assets of $300.8 million, of which $48.2 million related to net operating loss carryforwards. The majority of these carryforwards were generated in 2013, 2014 and 2015 when the Company incurred substantial expenses related to the restatement. On February 16, 2016, the Company entered into the A&R MPSA with Ascension, effective February 16, 2016 with a term of 10 years. Pursuant to the A&R MPSA and with certain limited exceptions, the Company will become the exclusive provider of RCM services and PAS with respect to acute care services provided by the hospitals affiliated with Ascension that execute supplement agreements with the Company. At September 30, 2016, the Company believes its deferred tax assets will be realizable. Should the additional business with Ascension that the Company anticipates receiving in connection with the A&R MPSA not be as profitable as expected, such realizability assessment may change.
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

Dividend Rights

The holders of the Preferred Stock are entitled to receive cumulative dividends January 1, April 1, July 1 and October 1 of each year (dividend payment dates), commencing on April 1, 2016, at a rate equal to 8% per annum (preferred dividend) multiplied by the liquidation preference per share, initially $1,000 per share adjusted for any unpaid cumulative preferred dividends. For the first seven years after issuance, the dividends on the Preferred Stock will be paid-in-kind. As of September 30, 2016, the Company had accrued dividends of $6.1 million associated with the Preferred Stock of which $6.0 million was paid in additional shares of Preferred Stock and $0.001 million was paid in cash in October. For the nine months ended September 30, 2016, the dividends that were paid, or accrued, in additional shares of Preferred Stock totaled $10.2 million.

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

The following summarizes the Preferred Stock activity for the nine months ended September 30, 2016:

	Preferred Stock
	Shares Issued and Outstanding	Carrying Value
Balance at December 31, 2015	—	$—
Issuance of preferred stock	200,000	108,909
Beneficial conversion feature deemed dividend	—	48,320
Dividends paid/accrued dividends	4,040	10,160
Balance at September 30, 2016	204,040	$167,389

NOTE 11 — EARNINGS PER SHARE
Basic net income per share is computed by dividing net income, less any dividends, accretion or decretion, redemption or induced conversion on the Preferred Stock, by the weighted average number of common shares

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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
Diluted net income per share is calculated using the more dilutive of the if-converted or the two-class method. For the three and nine months ended September 30, 2016, the two-class method was more dilutive and was computed by adjusting the denominator used in the basic net income per share computation by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, shares issuable upon vesting of RSAs and Preferred Stock.
The following table sets forth the computation of basic and diluted earnings per share available to common shareholders for the three and nine months ended September 30, 2016 and 2015, respectively (in thousands, except share and per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Basic EPS:
Net income (loss)	$37,333	$(32,970)	$163,945	$(89,703)
Less dividends on preferred shares	(4,120)	—	(58,480)	—
Less income allocated to preferred shareholders	(15,092)	—	(43,423)	—
Net income (loss) available/(allocated) to common shareholders - basic	$18,121	$(32,970)	$62,042	$(89,703)
Diluted EPS:
Net income (loss)	37,333	(32,970)	163,945	(89,703)
Less dividends on preferred shares	(4,120)	—	(58,480)	—
Less income allocated to preferred shareholders	(14,991)	—	(43,132)	—
Net income (loss) available/(allocated) to common shareholders - diluted	$18,222	$(32,970)	$62,333	$(89,703)
Basic weighted-average common shares	100,934,561	97,230,069	99,870,685	96,358,342
Add: Effect of dilutive securities	1,241,719	—	1,147,765	—
Diluted weighted average common shares	102,176,280	97,230,069	101,018,450	96,358,342
Net income (loss) per common share (basic)	$0.18	$(0.34)	$0.62	$(0.93)
Net income (loss) per common share (diluted)	$0.18	$(0.34)	$0.62	$(0.93)
Because of their anti-dilutive effect, 12,967,519 and 21,991,062 common share equivalents comprised of stock options and RSAs have been excluded from the diluted earnings per share calculation for the three months ended September 30, 2016 and 2015, respectively. Stock options and RSAs totaling 16,706,526 and 21,992,062 were not included in the computation of diluted income per share for the nine months ended September 30, 2016 and 2015, respectively, as these options and awards were anti-dilutive.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
Legal Proceedings

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
On February 11, 2014, the Company was named as a defendant in a putative class action lawsuit filed in the U.S. District Court for the Southern District of Alabama (Church v. Accretive Health, Inc.). The primary allegation is that the Company attempted to collect debts without providing the notice required by the Fair Debt Collection Practices Act ("FDCPA"). On November 24, 2015, the federal district court granted the Company's motion for summary judgment and dismissed the case with prejudice. Plaintiff filed a notice of appeal on December 21, 2015. The appeal was decided July 6, 2016, and the Eleventh Circuit Court of Appeals affirmed the dismissal of the case with prejudice, finding that the Company is not a debt collector as defined in the FDCPA.
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
In April 2015, the Company was named among other defendants in an employment action brought by a former employee before the Maine Human Rights Commission ("MHRC"), alleging that she was improperly terminated in retaliation for uncovering alleged Medicare fraud.  The Company filed its response with the MHRC on May 19, 2015 seeking that the Company be dismissed entirely from the action.  On June 23, 2015, the MHRC issued its Notice of Right to Sue and decision to terminate its process with respect to all charges asserted by the former employee. The Plaintiff has filed a parallel qui tam action in the District of Maine (Worthy v. Eastern Maine Healthcare Systems) in which she makes the same allegations.  The U.S. Department of Justice declined to intervene in the federal court action, and the case was unsealed in April 2015. The Company and other defendants filed motions to dismiss the Third Amended Complaint on March 21, 2016. Those motions are now fully briefed and awaiting decision by the federal district court. The Company believes that it has meritorious defenses to both the employment law-related retaliation claim for which the MHRC has granted the Notice of Right to Sue letter and the federal qui tam case, and intends to vigorously defend itself against these claims. The outcomes are not presently determinable.
On June 17, 2015, the Company filed a confidential arbitration demand with the American Arbitration Association against Salem Hospital for unpaid fees due under the parties’ Accretive Health Services Agreement. The case settled in August 2016 for an immaterial amount.

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In May 2016, the Company was served with a False Claims Act case brought by a former emergency department service associate who worked at a hospital of one of the Company’s customers, MedStar Inc.’s Washington Hospital Center (“WHC”), along with WHC and three other hospitals that were PAS clients and a place holder, John Doe hospital, representing all PAS clients (USA ex rel. Graziosi vs. Accretive Health, Inc. et. al.).  The Second Amended Complaint alleges that the Company’s PAS business violates the federal False Claims Act. The case was originally filed under seal in 2013 in the federal district court in Chicago, was presented to the U.S. Attorney in Chicago twice, and the U.S. Attorneys declined to intervene. The Company filed a motion to dismiss the Second Amended Complaint on July 29, 2016. Those motions are now fully briefed and awaiting decision by the federal district court. The Company believes that it has meritorious defenses to all claims in the case, and intends to vigorously defend itself against these claims. The outcome is not presently determinable.
NOTE 13 — RELATED PARTY TRANSACTIONS
As a result of the closing of the Transaction on February 16, 2016 and Ascension's ownership interest in the Investor, Ascension became a related party to the Company. See Note 10, 8% Series A Convertible Preferred Stock, for additional information.
The Company provides RCM services to Ascension. The execution of the A&R MPSA, as discussed in Note 1, was a contractual settlement agreement of the prior Master Professional Services Agreement between the Company and Ascension. Therefore, the Company recorded revenue of $343.4 million in connection with these services for the nine months ended September 30, 2016. In addition to the revenue recorded related to the execution of the A&R MPSA, the Company recorded revenue from services provided to Ascension of $22.7 and $22.8 for the three and nine months ended September 30, 2016, respectively. At September 30, 2016, the Company had $124.1 in current portion of customer liabilities for a related party, consisting of $31.8 million in current accrued service costs, $7.5 million in current customer deposits and $84.8 million in current deferred customer billings. The Company had $62.8 million in non-current portion of customer liabilities for a related party related to deferred customer billings as of September 30, 2016.
As part of the transition of Ascension personnel to the Company in conjunction with the A&R MPSA, the Company has agreed to reimburse Ascension for certain severance and retention costs related to certain Ascension employees who will not be transitioned to the Company.  The Company has accrued $1.5 million in accrued compensation and benefits at September 30, 2016 related to these costs.
As Ascension is the Company's largest customer, a significant percentage of the Company's cost of services is associated with providing services to Ascension. However, due to the nature of the Company's shared services and information technology operations, it is impractical to assign the dollar amount associated with services provided to Ascension.
NOTE 14 — DEFERRED CONTRACT COSTS
Eligible, one-time, nonrecurring costs associated with the initial phases of the Ascension A&R MPSA and with the transition of additional Ascension hospitals are deferred and subsequently amortized. The costs related to transition or setup activities for personnel, process, and systems are amortized on a straight-line basis over the expected period of benefit. At September 30, 2016, the Company had $2.8 million in deferred eligible costs and did not have any eligible costs deferred at December 31, 2015. These deferred costs are included in other assets in the accompanying condensed consolidated balance sheets. Any contracts entered into by the Company having similar characteristics will be accounted for in a similar manner.
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

Accretive Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Hospital systems affiliated with Ascension have accounted for a significant portion of the Company’s net services revenue each year since the Company’s formation. For the three months ended September 30, 2016, net services revenue from hospitals affiliated with Ascension accounted for 18% of the Company's total net services revenue. For the three months ended September 30, 2016, one customer, unaffiliated with Ascension, accounted for 70% of the Company's total net services revenue. For the nine months ended September 30, 2016, net services revenue from hospitals affiliated with Ascension accounted for 75% of the Company's total net services revenue. For the nine months ended September 30, 2016, one customer, unaffiliated with Ascension, accounted for 18% of the Company's total net services revenue. The Company did not have any revenue associated with Ascension for the three and nine months ended September 30, 2015. For the three months and nine months ended September, 30, 2015, three different customers, unaffiliated with Ascension, accounted for 59% and 54% of the Company's total net services revenue, respectively. The Ascension system, through its individual customer contracts with the Company, accounted for 69% and 75% of the Company’s total deferred customer billings at September 30, 2016 and December 31, 2015, respectively. The loss of customers within the Ascension health system would have a material adverse impact on the Company’s operations.
As of September 30, 2016, the Company had a concentration of credit risk with one customer, unaffiliated with Ascension, accounting for 33% of accounts receivable.The Company did not have a concentration of credit risk within accounts receivable as reported in the consolidated balance sheets with any one large customer at December 31, 2015.

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

CONSOLIDATED RESULTS OF OPERATIONS
The following table provides consolidated operating results and other operating data for the periods indicated (unaudited):

	Three Months Ended September 30,		2016 vs. 2015 Change		Nine Months Ended September 30,		2016 vs. 2015 Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(In thousands except percentages)
Consolidated Statement of Operations Data:
RCM services: net operating fees	$48,950	$6,232	$42,718	fav.	$300,259	$19,402	$280,857	fav.
RCM services: incentive fees	68,538	1,017	67,521	fav.	166,537	9,022	157,515	fav.
RCM services: other	3,830	5,359	(1,529)	(28.5)%	8,292	9,591	(1,299)	(13.5)%
Other service fees	4,217	3,234	983	30.4%	11,312	10,883	429	3.9%
Total net services revenue	125,535	15,842	109,693	fav.	486,400	48,898	437,502	fav.
Operating expenses:
Cost of services	47,376	45,326	2,050	4.5%	137,618	130,284	7,334	5.6%
Selling, general and administrative	16,201	21,395	(5,194)	(24.3)%	58,397	59,726	(1,329)	(2.2)%
Other	536	3,964	(3,428)	(86.5)%	19,993	5,850	14,143	unfav.
Total operating expenses	64,113	70,685	(6,572)	(9.3)%	216,008	195,860	20,148	10.3%
Income (loss) from operations	61,422	(54,843)	116,265	fav.	270,392	(146,962)	417,354	fav.
Net interest income	57	73	(16)	(21.9)%	187	147	40	27.2%
Net income (loss) before income tax provision	61,479	(54,770)	116,249	fav.	270,579	(146,815)	417,394	fav.
Income tax provision (benefit)	24,146	(21,800)	45,946	fav.	106,634	(57,112)	163,746	unfav.
Net income (loss)	$37,333	$(32,970)	$70,303	fav.	163,945	(89,703)	253,648	fav.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Non-GAAP Measures:	(in thousands)		(in thousands)
Adjusted EBITDA	$69,391	$(35,826)	$321,133	$(109,238)
Net cash generated from customer contracting activities	$3,586	$3,715	$(26,409)	$(637)
Gross cash generated from customer contracting activities	$59,730	$55,383	$138,858	$157,499
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

	Three Months Ended September 30,		2016 vs. 2015 Change		Nine Months Ended September 30,		2016 vs. 2015 Change
	2016	2015	Amount	%	2016	2015	Amount	%
Net income (loss)	$37,333	$(32,970)	$70,303	fav.	$163,945	$(89,703)	$253,648	fav.
Net interest income	(57)	(73)	16	(21.9)%	(187)	(147)	(40)	27.2%
Income tax provision (benefit)	24,146	(21,800)	45,946	unfav.	106,634	(57,112)	163,746	unfav.
Depreciation and amortization expense	2,673	2,738	(65)	(2.4)%	7,305	6,556	749	11.4%
Share-based compensation expense (1)	4,760	12,315	(7,555)	(61.3)%	23,443	25,318	(1,875)	(7.4)%
Other (2)	536	3,964	(3,428)	fav.	19,993	5,850	14,143	unfav.
Adjusted EBITDA	69,391	(35,826)	105,217	fav.	321,133	(109,238)	430,371	fav.
Change in deferred customer billings (3)	(65,805)	39,541	(105,346)	n.m	(347,542)	108,601	(456,143)	n.m.
Net cash generated from customer contracting activities	$3,586	$3,715	$(129)	unfav.	$(26,409)	$(637)	$(25,772)	unfav.
Net services revenue (GAAP basis)	$125,535	15,842	$109,693	fav.	$486,400	48,898	437,502	fav.
Change in deferred customer billings (3)	(65,805)	39,541	(105,346)	n.m	(347,542)	108,601	(456,143)	n.m
Gross cash generated from customer contracting activities	$59,730	$55,383	$4,347	7.8%	$138,858	$157,499	$(18,641)	(11.8)%

Components of Gross Cash Generated from Customer Contracting Activities:
RCM services: net operating fees	$46,124	$31,522	$14,602	46.3%	$94,814	$88,761	$6,053	6.8%
RCM services: incentive fees	7,568	14,859	(7,291)	(49.1)%	23,803	47,501	(23,698)	(49.9)%
RCM services: other	1,821	5,749	(3,928)	(68.3)%	8,929	10,196	(1,267)	(12.4)%
Total RCM service fees	55,513	52,130	$3,383	6.5%	127,546	146,458	(18,912)	(12.9)%
Other service fees	4,217	3,253	964	29.6%	11,312	11,041	271	2.5%
Gross cash generated from customer contracting activities	$59,730	$55,383	$4,347	7.8%	$138,858	$157,499	$(18,641)	(11.8)%

fav. - Favorable
unfav. - Unfavorable
n.m. - Not meaningful

(1)
Share-based compensation expense represents the expense associated with stock options and restricted shares granted, as reflected in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). $1.8 million of non-cash expense related to share-based compensation expense for the acceleration of existing RSAs for employees affected by the Company's June restructuring and is included in Other. See Note 7, Share-Based Compensation, to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the detail of the amounts of share-based compensation expense.

(2)
Other costs are comprised of reorganization-related and certain other costs. For the three and nine months ended September 30, 2016, we incurred other costs of $0.5 million and $20.0 million, respectively. The costs incurred during the nine months ended September 30, 2016 primarily related to the incentive payments and legal fees paid in connection with the closing of the Transaction with Ascension Health Alliance and TowerBrook on February 16, 2016 of $13.3 million. For the three and nine months ended September 30, 2016, the Company incurred other costs of $0.7 million primarily related to the restatement. For the three and nine months ended September 30, 2015, we incurred other costs of $4.0 million and $5.9 million, respectively, primarily in restatement-related costs related to professional service fees. Restructuring charges for the three and nine months ended September 30, 2016 were $(0.2) million and $5.0 million. We did not incur any reorganization-related costs during the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2015, the Company incurred other costs of $0.7 million and $2.6 million, respectively, primarily related to the restatement. Restatement related costs are primarily legal, accounting and consulting costs.

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

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Net Services Revenue
Net services revenue increased by $109.7 million, to $125.5 million for the three months ended September 30, 2016, from $15.8 million for the three months ended September 30, 2015. The increase was predominantly driven by an increase in RCM net services revenue of $106.8 million due to RCM contractual agreement events and a $1.9 million increase due to an increase in fixed fee revenue. Additionally, there was a $1.0 million increase in other service fees primarily due to an increase in PAS revenue.
Gross Cash Generated from Customer Contracting Activities (Non-GAAP)
Gross cash generated from customer contracting activities for the three months ended September 30, 2016 increased by $4.3 million, or 7.8%, to $59.7 million, from $55.4 million for the three months ended September 30, 2015. The increase was primarily related to an increase of $3.4 million in gross cash generated from RCM services resulting from the movement toward fixed fee contracts and the transition to the A&R MPSA. The transition to the A&R MPSA results in change in classification of costs from an offset to Net Operating Fees to Cost of Services, resulting in an increase in gross cash generated. Additionally, other service fees increased by $1.0 million primarily due to an increase in PAS revenue. For an explanation of how we calculate gross cash generated from customer contracting activities, refer to the “Reconciliation of GAAP and Non-GAAP Measures” above.
Costs of Services
Costs of services increased by $2.1 million, or 4.5%, to $47.4 million for the three months ended September 30, 2016, from $45.3 million for the three months ended September 30, 2015. The increase in costs was primarily due to transition to the A&R MPSA and implementation of International Classification of Diseases, Tenth Edition ("ICD-10"), a clinical cataloging system that went into effect for the U.S. healthcare industry on October 1, 2015. The transition to the A&R MPSA results in change in classification of costs from an offset to Net Operating Fees to Cost of Services.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $5.2 million, or 24.3%, to $16.2 million for the three months ended September 30, 2016, from $21.4 million for the three months ended September 30, 2015. The decrease was primarily due to a decrease in share-based compensation expense of $5.7 million. During the third quarter of 2015, RSAs were granted and cash bonuses of $1.8 million were paid to those participants in the Company's 2014 annual cash incentive bonus plan who received all or a portion of their 2014 annual cash incentive award in the form of restricted shares of the Company's common stock. No such expense was incurred for the three months ended September 30, 2016.

Net Cash Generated from Customer Contracting Activities (Non-GAAP)
Net cash generated from customer contracting activities was $3.6 million for the three months ended September 30, 2016, compared to $3.7 million for the three months ended September 30, 2015. This increase of $0.1 million was primarily due to an increase in gross cash generated from customer contracting activities offset by an increase in cost of services as explained above. For an explanation of how we calculate net cash generated from customer contracting activities, refer to "Reconciliation of GAAP and Non-GAAP Measures" above.
Other
Other costs decreased by $3.4 million, to $0.5 million for the three months ended September 30, 2016, from $4.0 million for the three months ended September 30, 2015. This decrease was primarily attributable to costs related to exploration of potential strategic alternatives and reorganization-related costs incurred in the three months ended September 30, 2015. No such expense was incurred for the three months ended September 30, 2016.

Income Taxes
Tax expense increased by $45.9 million to a tax expense of $24.1 million for the three months ended September 30, 2016, from a benefit of $21.8 million for the three months ended September 30, 2015, primarily due to an increase in pretax income. Our effective tax rate for the three months ended September 30, 2016 and 2015 was 39.3% and 39.8%, respectively. Our tax rate is affected by changes in state tax rates and discrete items that may occur in any given period but not consistent from year to year.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Net Services Revenue
Net services revenue increased by $437.5 million to $486.4 million for the nine months ended September 30, 2016, from $48.9 million for the nine months ended September 30, 2015. The increase was primarily due to contractual agreement events related to Ascension and other RCM clients during the nine months ended September 30, 2016, resulting in revenue recognition of $450.2 million in net services revenue, partially offset by the recognition of revenue from contractual agreement events during the nine months ended September 30, 2015.
Gross Cash Generated from Customer Contracting Activities (Non-GAAP)
Gross cash generated from customer contracting activities totaled $138.9 million for the nine months ended September 30, 2016, compared to $157.5 million for the nine months ended September 30, 2015, a decrease of $18.6 million. The decrease in gross cash generated was primarily driven by RCM services, due to movement toward fixed fee contracts, reduction in the scope of services for certain customers and customer attrition. For an explanation of how we calculate gross cash generated from customer contracting activities, refer to the “Reconciliation of GAAP and Non-GAAP Measures” above.
Costs of Services
Costs of services increased by $7.3 million, or 5.6%, to $137.6 million for the nine months ended September 30, 2016, from $130.3 million for the nine months ended September 30, 2015. The increase in costs was primarily due to implementation of ICD-10, a clinical cataloging system that went into effect for the U.S. healthcare industry on October 1, 2015 and transition to the A&R MPSA. Additionally, the transition to the A&R MPSA has resulted in a change in classification of costs from an offset to Net Operating Fees to Cost of Services.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $1.3 million, or 2.2%, to $58.4 million for the nine months ended September 30, 2016, from $59.7 million for the nine months ended September 30, 2015. The decrease was primarily due to a decrease in stock compensation expense.
Net Cash Generated from Customer Contracting Activities (Non-GAAP)
Net cash generated from customer contracting activities totaled negative $26.4 million for the nine months ended September 30, 2016, compared to negative $0.6 million for the nine months ended September 30, 2015. This change of $25.8 million was primarily due to a decrease in gross cash generated from customer contracting activites and an increase in cost of services as explained above. For an explanation of how we calculate net cash generated from customer contracting activities, refer to the "Reconciliation of GAAP and Non-GAAP Measures" above.
Other
Other costs increased by $14.1 million to $20.0 million for the nine months ended September 30, 2016, from $5.9 million for the nine months ended September 30, 2015. The increase was primarily attributable to $13.3 million in costs related to incentive payments and legal fees paid in connection with the closing of the Transaction with Ascension Health Alliance and TowerBrook on February 16, 2016 and $3.2 million in reorganization-related costs and $1.8 million of share based compensation expense for the acceleration of existing RSAs for affected employees.
Income Taxes
Tax expense increased by $163.7 million to a tax expense of $106.6 million for the nine months ended September 30, 2016, from a tax benefit of $57.1 million for the nine months ended September 30, 2015, primarily due to an increase in pretax income. Our effective tax rate for the nine months ended September 30, 2016 and 2015 was 39.4% and 38.9%, respectively. Our tax rate is affected by discrete items that may occur in any given year, but not consistent from year to year.
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
LIQUIDITY AND CAPITAL RESOURCES
On February 16, 2016, in connection with the Transaction, the Investor invested $200 million in Accretive Health in exchange for the Preferred Stock and the Warrant, which was partially offset by issuance costs of $21.3 million.

Our primary source of liquidity is cash flows from operations. Given our current cash and cash equivalents and accounts receivable, we believe we will have sufficient funds to meet our operating, investing and financing needs for at least the next twelve months.
Our cash and cash equivalents were $201.9 million at September 30, 2016 as compared to $103.5 million as of December 31, 2015. Our cash and cash equivalents, at any time, include amounts paid to us in advance by customers for the purpose of reimbursing their revenue cycle operation costs. See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in our 2015 10-K.
Cash flows from operating, investing and financing activities, as reflected in our condensed consolidated statements of cash flows, are summarized in the following table (in thousands):

	Nine Months Ended
	September 30,
Cash Flows	2016	2015
Net cash provided by (used in):
Operating activities	$(69,242)	$6,471
Investing activities	(9,372)	(18,304)
Financing activities	176,745	4,949
Operating Activities
Cash used by operating activities for the nine months ended September 30, 2016 totaled $69.2 million, as compared to cash provided of $6.5 million for the nine months ended September 30, 2015. The increase in cash used resulted from the decrease in net cash generated from customer contracting activities and unfavorable changes in working capital.
Investing Activities
Cash used in investing activities decreased by $8.9 million, from $18.3 million for the nine months ended September 30, 2015, to $9.4 million for the nine months ended September 30, 2016. Cash used in investing activities decreased primarily due to a year-over-year decline in purchases of computer software and lower spending on leasehold improvements related the on-going build out of a new shared service center. Cash used was offset by cash provided of $1.0 million from proceeds received from the maturation of short-term investments.
Financing Activities
Cash provided by financing activities increased to $176.7 million for the nine months ended September 30, 2016, primarily due to investment of $200 million by the Investor offset by issuance costs of $21.3 million.
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

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in the exchange rate between the U.S. dollar and the Indian Rupee because a portion of our operating expenses are incurred by our subsidiary in India and are denominated in Indian Rupees. However, we do not generate any revenues outside of the United States. For the nine months ended September 30, 2016 and 2015, 8.2% and 4.7%, respectively, of our expenses were denominated in Indian Rupees. As a result, we believe that the risk of a significant impact on our operating income from foreign currency exchange rate fluctuations is not substantial.

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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on our identification of material weaknesses in internal control over financial reporting described in “Item 9A - Control and Procedures” in our 2015 10-K, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective.
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

•	implemented a new internal reporting model and performance metrics based on cash flow performance;

•	centralized certain accounting functions and revised organizational structures to enhance accurate reporting and ensure appropriate accountability;

•	established a formal delegation of authority from the Board to management with further delegation to accountable personnel;

•	expanded the use of our financial reporting systems to facilitate more robust analysis of operating performance, budgeting and forecasting; and

•	strengthened our current disclosure committee with formalized processes to enhance the transparency of our external financial reporting.
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
On February 11, 2014, the Company was named as a defendant in a putative class action lawsuit filed in the U.S. District Court for the Southern District of Alabama (Church v. Accretive Health, Inc.). The primary allegation is that the Company attempted to collect debts without providing the notice required by the Fair Debt Collection Practices Act ("FDCPA"). On November 24, 2015, the federal district court granted the Company's motion for summary judgment and dismissed the case with prejudice. Plaintiff filed a notice of appeal on December 21, 2015. The appeal was decided July 6, 2016, and the Eleventh Circuit Court of Appeals affirmed the dismissal of the case with prejudice, finding that the Company is not a debt collector as defined in the FDCPA.
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
In April 2015, the Company was named among other defendants in an employment action brought by a former employee before the Maine Human Rights Commission ("MHRC"), alleging that she was improperly terminated in retaliation for uncovering alleged Medicare fraud.  The Company filed its response with the MHRC on May 19, 2015 seeking that the Company be dismissed entirely from the action.  On June 23, 2015, the MHRC issued its Notice of Right to Sue and decision to terminate its process with respect to all charges asserted by the former employee. The Plaintiff has filed a parallel qui tam action in the District of Maine (Worthy v. Eastern Maine Healthcare Systems) in which she makes the same allegations.  The U.S. Department of Justice declined to intervene in the federal court action, and the case was unsealed in April 2015. The Company and other defendants filed motions to dismiss the Third Amended Complaint on March 21, 2016. Those motions are now fully briefed and awaiting decision by the federal district court. The Company believes that it has meritorious defenses to both the employment law-related retaliation claim for which the MHRC has granted the Notice of Right to Sue letter and the federal qui tam case, and intends to vigorously defend itself against these claims. The outcomes are not presently determinable.
On June 17, 2015, the Company filed a confidential arbitration demand with the American Arbitration Association against Salem Hospital for unpaid fees due under the parties’ Accretive Health Services Agreement. The case settled in August 2016 for an immaterial amount.

In May 2016, the Company was served with a False Claims Act case brought by a former emergency department service associate who worked at a hospital of one of the Company’s customers, MedStar Inc.’s Washington Hospital Center (“WHC”), along with WHC and three other hospitals that were PAS clients and a place holder, John Doe hospital, representing all PAS clients (USA ex rel. Graziosi vs. Accretive Health, Inc. et. al.).  The Second Amended Complaint alleges that the Company’s PAS business violates the federal False Claims Act. The case was originally filed under seal in 2013 in the federal district court in Chicago, was presented to the U.S. Attorney in Chicago twice, and the U.S. Attorneys declined to intervene. The Company filed a motion to dismiss the Second Amended Complaint on July 29, 2016. The motions are now fully briefed and awaiting decision by the federal district court. The Company believes that it has meritorious defenses to all claims in the case, and intends to vigorously defend itself against these claims. The outcome is not presently determinable.

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
Unregistered Sale of Equity Securities
For July 1, 2016 through September 30, 2016, we granted options to purchase an aggregate of 817,898 shares of our common stock with the below exercise prices per share. We did not issue any shares of restricted stock during the three months ended September 30, 2016 to employees and directors pursuant to our Amended and Restated 2010 Stock Incentive Plan and/or in reliance upon the exemption from the registration requirements of the Securities Act of 1933 ("Securities Act") provided by Section 4(a)(2) of the Securities Act as sales by an issuer not involving any public offering, as set forth in the tables below. No underwriters were involved in the foregoing transactions. All of such unregistered shares of common stock are deemed restricted securities for purposes of the Securities Act. No such options have been exercised.

The following table sets forth the dates on which such options were granted and the number of shares of common stock subject to such options, the exercise price and the number of employees and directors granted options on each date from July 1, 2016 through September 30, 2016:

Date of Grant	Common Stock Subject to Options Granted	Exercise Price	Number of Employees and Directors Granted Options
7/1/2016	35,898	$2.00	2
8/1/2016	350,000	$1.93	1
9/2/2016	420,000	$1.95	3
9/9/2016	12,000	$2.00	12

Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated (in thousands, except share and per share data):

Period	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (2)
July 1, 2016 through July 31, 2016	9,253	$1.97	—	$50,000
August 1, 2016 through August 31, 2016	80,783	$1.80	—	$50,000
September 1, 2016 through September 30, 2016	3,809	$1.93	—	$50,000

(1)
Repurchases of our common stock related to employees’ tax withholding upon vesting of RSAs. See Note 7, Share-Based Compensation, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2)
On November 13, 2013, our Board announced that it authorized, subject to the completion of the restatement, the repurchase of up to $50.0 million of our common stock from time to time in the open market or in privately negotiated transactions, (the"2013 Repurchase Program"). The timing and amount of any shares repurchased under the 2013 Repurchase Program will be determined by our management based on its evaluation of market conditions and other factors. The 2013 Repurchase Program may be suspended or discontinued at any time. We currently intend to fund any repurchases from cash on hand. We did not repurchase any shares of common stock under the 2013 Repurchase Program during the quarters ended September 30, 2016 and 2015.

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
10.1
Agreement by and between TCP-ASC ACHI Series LLLP and the Registrant dated September 9, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (file No. 001-34746) filed on September 9, 2016)

10.2	Form of Restricted Stock Unit Grant Agreement under the Amended and Restated 2010 Stock Incentive Plan
10.3	Form of Performance Based Restricted Stock Unit Grant Agreement under the Amended and Restated 2010 Stock Incentive Plan
10.4	Form of Nonstatutory Stock Option Agreement under the Amended and Restated 2010 Stock Incentive Plan
10.5
Non-Statutory Stock Option Award Grant Agreement, dated as of October 3, 2016, by and between Christopher Ricaurte and the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (file No. 001-34746) filed on October 5, 2016)

10.6
Non-Statutory Stock Option Award Grant Agreement, dated as of October 3, 2016, by and between Christopher Ricaurte and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (file No. 001-34746) filed on October 5, 2016)

10.7
Non-Statutory Stock Option Award Grant Agreement, dated as of October 3, 2016, by and between Joseph G. Flanagan and the Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (file No. 001-34746) filed on October 5, 2016)

10.8
Non-Statutory Stock Option Award Grant Agreement, dated as of October 3, 2016, by and between Joseph G. Flanagan and the Registrant (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (file No. 001-34746) filed on October 5, 2016)

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

Date:	November 2, 2016	ACCRETIVE HEALTH, INC.
(Registrant)

	By:	/s/ Joseph Flanagan
Joseph Flanagan
President, Chief Executive Officer and Chief Operating Officer

	By:	/s/ Christopher Ricaurte
Christopher Ricaurte
Chief Financial Officer and Treasurer