Form 10-K
period 2016-12-31
R1 RCM INC.
filed 2017-03-01
CIK 1472595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-34746
 R1 RCM Inc.
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2016: $209,020,006

As of February 24, 2017, the registrant had 105,957,743 shares of common stock, par value $0.01 per share, outstanding.

R1 RCM INC.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the federal securities laws, that involve substantial risks and uncertainties. You should not place undue reliance on these statements. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words "anticipate", "believe", "estimate", "expect", "intend", "designed", "may", "plan", "predict", "project", "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	our ability to implement and expand our services under our Amended and Restated Master Professional Services Agreement with Ascension Healthcare.

•	our ability to attract and retain customers;

•	our financial performance;

•	the advantages of our solutions as compared to those of others;

•	our ability to establish and maintain intellectual property rights;

•	our ability to retain and hire necessary employees and appropriately staff our operations;

•	our estimates regarding capital requirements and needs for additional financing; and

•	our ability to regain a listing on a national securities exchange.
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

PART I

On January 5, 2017, Accretive Health, Inc. changed its name to R1 RCM Inc. Unless the context indicates otherwise, references in this Annual Report to "R1 RCM," "R1," the "Company" or "company," "we," "our" and "us" mean R1 RCM Inc. and its subsidiaries.

Item 1.	Business
Overview
R1 is a leading provider of revenue cycle management, or RCM, services and physician advisory services, or PAS, to healthcare providers. We help healthcare providers generate sustainable improvements in their operating margins and cash flows while also enhancing patient, physician and staff satisfaction for our customers.

We achieve these results for our customers by managing healthcare providers’ revenue cycle operations, which encompass processes including patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections from patients and payers. We do so by deploying a unique operating model that leverages our extensive healthcare site experience, innovative technology and process excellence. We assist our RCM customers in managing their revenue cycle operating costs while simultaneously increasing the portion of the maximum potential services revenue they receive. Together, these benefits can generate significant and sustainable improvements in operating margins and cash flows for our customers.

Our primary service offering consists of end-to-end RCM, which we deploy through a co-managed relationship or an operating partner relationship. Under a co-managed relationship, we leverage our customers’ existing RCM staff and processes, and supplement them with our infused management, subject matter specialists, proprietary technology and other resources. Under an operating partner relationship, we provide comprehensive revenue cycle infrastructure to providers, including all revenue cycle personnel, technology, and process workflow. We also offer modular services, allowing customers to engage us for only specific components of our end-to-end RCM service offering. Our PAS offering assists hospitals in complying with payer requirements regarding whether to classify a hospital visit as an in-patient or an out-patient observation case for billing purposes. This offering consists of both concurrent review and retrospective chart audits to help our customers achieve compliant and accurate billing. We also provide customers with retrospective appeal management service support for both governmental and commercial payers. Our physicians conduct detailed retrospective reviews of medical records to identify medical necessity for hospital services and the required documentation to appropriately support an appeal. We employ trained physicians to deliver these services.

Once implemented, our technology applications, processes and services are deeply embedded in our customers’ day-to-day operations. We believe our service offerings are adaptable to meet an evolving healthcare regulatory environment, technology standards and market trends.
Segment
All of our significant operations are organized around the single business of providing management services of revenue cycle operations for U.S.-based hospitals and other medical services providers.
We view our operations and manage our business as one operating and reporting segment. All of our net services revenue and trade accounts receivable are derived from healthcare providers domiciled in the United States. The information about our business should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. See Note 18, Segments and Customer Concentrations, to our consolidated financial statements for information regarding our segment and customer concentrations.

Our Services
Drawing on our combination of our extensive healthcare-site expertise, innovative technology and process excellence, we seek to deliver measurable economic value to our customers across our RCM and PAS solutions.
Revenue Cycle Management Offering
Our primary RCM service offering consists of comprehensive end-to-end RCM services, which address the full spectrum of revenue cycle challenges faced by healthcare providers. Our approach to deliver value for our customers is built on the R1 Performance StackSM, a holistic operating model designed to fit into a healthcare provider’s revenue cycle operations.

The R1 Performance StackSM consists of seven components:

Comprehensive Gains - By leveraging the customer’s data and operating within a health system’s virtual and physical environment, our services are designed to help ensure client economics are significantly improved while enhancing patient experience and improving client revenue predictability as payment models shift.

Assured Standardization - Our diagnostics and tools are designed to ensure delivery consistency and enable economic gains and enhanced patient experience. Continual measurement and assessment help us achieve these standards.

Dimensional Visibility - We enable timely defect intervention and recovery workflow by providing a clear window into revenue operations through frequent and comprehensive reporting.

Analytics & Accountability - We use hundreds of measurement methods to drive comprehensive daily accountability designed to identify and correct small issues before they become organizational problems.

Proprietary Technologies - Our R1 Hub Technologies integrate across multiple host and payer systems. They are designed to scale and perform in the largest, most complex systems to enable end-to-end process integration.

Proven Process - Our technology, model and processes have been developed through years of experience working with healthcare organizations on their most challenging implementations. The approach and technology are based on standard structures and rigorous methods, tested and proven in multiple organizations and environments.

Experienced Talent - Our teams understand the missions and unique needs of non-profit organizations. Team members are trained, certified and then continuously developed and supported to ensure they are equipped to deliver on customer revenue cycle management goals.
Our RCM service offering is designed to adapt to a provider's organizational structure. We seek to integrate our technology, personnel, our accumulated body of knowledge and our culture within each customer’s revenue cycle activities, with the expectation that we will enjoy a long-term collaborative relationship with each customer. We deliver technology and operational support in the form of both on-site management and centralized staffing to deliver improved efficiency and quality across all RCM functions.
Our end-to-end RCM agreements generally provide us with the opportunity to earn net operating fees and incentive fees. Net operating fees represent the gross base fees we charge our customers for operating the revenue cycle processes included in our agreements less corresponding costs of customers’ revenue cycle operations which we undertake to pay pursuant to our RCM agreements. We have modified a portion of our RCM agreements to replace the gross base fees along with our financial obligation to pay our customers' revenue cycle operations expenses with a fee that approximates such difference. We help our customers reduce their revenue cycle costs by implementing new operational practices, optimizing their technology suite and deploying more efficient processes.

In certain cases, we work with our customers to transfer aspects of their revenue cycle operations to our shared services centers, which typically results in lower operating costs than operating those aspects of the revenue cycle at the customers’ site.
Incentive fees are performance-based fees related to agreed-upon improvements in financial or operating metrics at our customers. When using these metrics to calculate this improvement, we typically utilize metrics that are already being tracked by, or easily calculated from, our customers’ respective accounting systems and compare the results of those metrics against the results for the same metrics for a defined prior period.

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

In 2016, we integrated our value-based reimbursement capabilities into our RCM offering. These capabilities include a secure web-based workflow application that utilizes data analytics designed to enable patient engagement staff, revenue cycle analysts, and physician/hospital care teams to monitor and manage gaps identified by our proprietary rules engines.
Physician Advisory Services Offering
Our PAS offering provides concurrent level of care billing classification reviews, as well as retrospective chart audits to assist hospitals in properly billing payers for selected services. These services complement our RCM offering and our ability to provide our customers end-to-end management services, and, accordingly, some of our RCM customers are also customers of our PAS offering. According to the policies of the Centers for Medicare & Medicaid Services, or CMS, the decision to classify a patient as an in-patient or out-patient observation case for billing purposes is based on complex medical judgment that can only be made after the physician has considered a number of factors, including the patient’s medical history and current medical needs, the severity of signs and symptoms, the medical predictability of adverse events and the patient’s anticipated length of stay. Using our secure web portal, hospital customers transmit pertinent data about the case at hand to our trained physicians, who then leverage our proprietary diagnosis guidelines and the extensive information within our knowledge database to reach an informed billing classification judgment, which we then provide to our customers as a recommendation.
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

Relationship with Ascension

On February 16, 2016, we entered into a long-term strategic partnership with Ascension Health Alliance, the parent of our largest customer and the nation’s largest Catholic and non-profit health system, and TowerBrook Capital Partners, or TowerBrook, an investment management firm. As part of the transaction, we amended and restated our Master Professional Services Agreement, or A&R MPSA, with Ascension Healthcare, or Ascension, effective February 16, 2016 with a term of ten years. Pursuant to the A&R MPSA and with certain limited exceptions, we are the exclusive provider of revenue cycle management services and PAS with respect to acute care services provided by the hospitals affiliated with Ascension that execute supplement agreements with us. In addition, at the close of the transaction, we issued to TCP-ASC ACHI Series LLLP, a limited liability limited partnership jointly owned by Ascension Health Alliance and investment funds affiliated with TowerBrook, or the Investor: (i) 200,000 shares of our 8.00% Series A Convertible Preferred Stock, par value $0.01 per share, or the Series A Preferred Stock, for an aggregate price of $200 million and (ii) a warrant with a term of ten years to acquire up to 60 million shares of our common stock, par value $0.01 per share, or common stock, at an exercise price of $3.50 per share, on the terms and subject to the conditions set forth in the Warrant Agreement, or the Warrant. The Series A Preferred Stock is immediately convertible into shares of common stock. We refer herein to the foregoing transactions consummated on February 16, 2016 with the Investor and Ascension as the "Transaction".

This long-term strategic partnership has expanded our relationship with Ascension, and we expect that it will continue to expand that relationship, help us to grow our overall business and improve our ability to win customers outside of the Ascension hospital base. We have made significant progress in the phased implementation of our services for those Ascension hospitals that we did not previously service which we intend to service under the A&R MPSA. Our RCM services for both Ascension hospitals that we previously serviced under our prior Master Professional Services Agreement with Ascension and those Ascension hospitals that we have begun to service or intend to begin to service under the A&R MPSA will be based on our operating partner service offering model, whereby a significant number of Ascension's revenue cycle employees at those hospitals have become, or in the case of those hospitals we intend to begin servicing in the future, will become our employees. As a result of the implementation of our operating partner model under the A&R MPSA, we expect to expand our operations in the United States and off shore and intend to continue to invest in technology, facilities and talent to support our anticipated growth. This operating partner model includes the transition of the non-payroll related expenses supporting Ascension's revenue cycle operations to direct expenses of R1. We anticipate that this new in-house capability of managing these non-payroll related expenses will allow us to pursue new business opportunities which require an operating partner business model. We believe the ten year term of the A&R MPSA, together with the significant investment in R1 by Ascension, our largest customer, provides our business with stability and growth. In addition, our management team continues to benefit from the oversight provided by having TowerBrook involved as a strategic investor.
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
Hospital systems affiliated with Ascension have accounted for a significant portion of our net services revenue each year since our formation. For the years ended December 31, 2016, 2015 and 2014, net services revenue from hospitals affiliated with Ascension accounted for 78%, 45% and 12% of our total net services revenue, respectively. For the year ended December 31, 2016, Intermountain Healthcare accounted for 15% of our total net services revenue.
Customer Agreements
We generally provide our RCM offering pursuant to managed services agreements with our customers. In rendering our services, we must comply with customer policies and procedures regarding charity care, personnel, data security, compliance and risk management, as well as applicable federal, state and local laws and regulations.

Our end-to-end RCM agreements typically span three to five years (subject to the parties' respective termination rights). In general, our RCM agreements provide that:

•	we are required to staff a sufficient number of our own employees commensurate with the service offering and provide the technology necessary to implement and manage our services;

•
in our co-managed relationship model, our management and staff work cooperatively with our customers’ management and staff to achieve mutually specified objectives, and in our operating partner relationship model, we are responsible for providing all revenue cycle personnel, technology and process workflow;

•	a portion of our fees are tied to the achievement of certain financial or operating metrics; and

•	the parties provide representations and indemnities to each other.
Our agreements for PAS and modular RCM services generally vary in length between one and three years. Customers pay a contractually negotiated fee for this service on a per-use basis or, in the case of certain modular RCM services, a fixed fee arrangement.
Sales and Marketing
Our new business opportunities are generated through a combination of high-level industry contacts engaged by our commercial services team and other members of our senior management team. Our sales and marketing process generally begins by engaging senior executives of the prospective hospital or healthcare system, typically followed by our assessment of the prospect’s existing operations, and a review of the findings. We begin negotiations with a standardized contract that is customized as necessary after collaborative discussions of operational and management issues and our proposed working relationship. Our sales process for RCM managed services agreements typically lasts six to 18 months from the introductory meeting to the agreement’s execution, while our sales process for our physician advisory services offering typically lasts three to four months.
Technology
Technology Development
Our technology development organization operates out of various facilities in the United States and India. We continue to invest in the improvement of our technology in order to enhance the services that we provide our customers. All customer sites run the same base set of code. We use a beta-testing environment to develop and test new technology offerings at one or more customers, while keeping the rest of our customers on production-level code.
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
Technology Operations and Security
Our applications are hosted in data centers located in Alpharetta, Georgia and Philadelphia, Pennsylvania, and our internal financial application suite is hosted in various locations in a U.S. based cloud model. These data centers are operated for us by third parties and are compliant with the Statement on Standards for Attestation Engagements, or SSAE, No. 16, Reporting on Controls at a Service Organization (Service Organization Controls 1). Our development, testing and quality assurance environments are operated from the third-party data centers in Alpharetta, Georgia and Philadelphia, Pennsylvania. We have agreements with our hardware and system software suppliers for support 24 hours a day, seven days a week. Our operations personnel also use our resources located in our other U.S. facilities, as well as our India facilities.
Customers use high-speed internet connections and private network connections to access our business applications. We utilize commercially available hardware and a combination of custom-developed and commercially available software. We designed our primary application in this manner to permit scalable growth. For example, database servers can be added without adding web servers, and vice versa.
Databases are backed-up frequently by automatically shipping data files with accumulated changes to separate sets of back-up servers. In addition to serving as a back-up, these data files update the data in our online analytical processing engine, enabling the data to be more current than if only refreshed overnight. Data and information regarding our customers’ patients is encrypted when transmitted over the internet or traveling off-site on portable media such as laptops or backup tapes.
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
When these interfaces are in place, we provide a holistic application suite across the hospital revenue cycle. For our purposes, the revenue cycle starts when a patient registers for future service or arrives at a hospital or clinic for unscheduled service, and ends when the hospital has collected all the appropriate revenue from all possible sources. Thus, we provide eligibility, address validation, skip tracing, charge capture, patient and payer follow-up, analytics and tracking, charge master management, contract modeling, contract "what if" analysis, collections and other functions throughout the customer’s revenue cycle.
In the event that a combination of events causes a system failure, we would follow planned and tested process steps designed to isolate the failure. We believe that no combination of failures by our systems can impact a customer’s ability to deliver patient care because our systems run parallel to the client’s host system, which is the system of record for all patient related information.
Our third-party data centers are designed to withstand many catastrophic events such as blizzards, hurricanes and power grid anomalies. To protect against a catastrophic event in which our primary data center is destroyed and service cannot be fully restored within a few days, we store backups of our systems, applications and databases off-site. Our secondary data center would become the primary data center until restoration at the primary site. We would re-establish operations by provisioning new servers, restoring data from the off-site backups and re-establishing connectivity with our customers’ host systems. Because our systems are web-based, no changes would need to be made on customer workstations, and customers would be able to reconnect as our systems became available again.
We dedicate significant resources to protecting our customers’ confidential and protected health information, or PHI. Our security strategy employs various practices and technologies to control, audit, monitor and protect access to sensitive information. We received, and have maintained since January 2013, a certification status from the Health Information Trust Alliance, or HITRUST. HITRUST is a healthcare industry group focused on identifying a prescriptive set of information technology controls that are based on standards and regulations relevant to the healthcare industry. HITRUST certification is aligned with ISO 27001 and ISO 27002. Our HITRUST certification validates our continued commitment to compliance with the Health Insurance Portability and Accountability Act of 1996, as amended, and the regulations that have been issued under it, such as the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, or HITECH, and OMNIBUS regulations, which we collectively refer to as HIPAA, and to various states’ security and privacy laws regarding the creation, access, storage or exchange of personal health and financial information. Our HITRUST certification status also signifies that we exhibit and are able to maintain high security standards for the management and protection of electronic PHI.
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

•
"R1 Access" powers workflow in customer central business offices and at our scaled shared service centers for pre-registration, financial clearance, and financial counseling. The platform processes patient accounts through proprietary rules engines tuned to identify defects in demographic data, authorization processes, insurance benefits and eligibility and medical necessity. Our rules engines in R1 Access are also used to calculate patient cost estimates and prior balance accounts receivables. For the uninsured, the platform helps staff triage patients to find coverage for their visit. Our technology enables staff to work on an exception basis eliminating the need for manual intervention on accounts with no exceptions identified.

•
"R1 Link" delivers all of the insight and defect detection capabilities of our proprietary rules engines in real-time to point of service emergency department and registration areas within the hospitals and clinics. When defects or inconsistent data are detected in the data entry or registration process, users receive targeted messages alerting them to resolve the issue while the patient is still in front of them.

•
"R1 Contact," our patient contact application, provides the workflow and data for patient contact center representatives. It enables effective financial discussions with patients on outstanding balances. The platform is integrated into our call center, call-routing, and auto-dialer capabilities and facilitates improved outcomes through propriety process and technology approaches.

•
"R1 Contract," our proprietary contract modeling platform, is used to accurately calculate the maximum allowed reimbursement for each claim based upon models of our customer's contract with each payer. This platform is used to provide insight into the health of payer contracts and to power portions of the workflow tools described above.

•
"R1 Analytics," our web-based reporting and analytics platform, produces over 300 proprietary reports derived from the financial, process and productivity data that we accumulate as a result of our services, which enable us to monitor and identify areas for improvement in the efficacy of our RCM services.

•
"R1 Decision," classifies defects in a proprietary nomenclature and distributes data to back end teams for follow up and resolution according to standard operating processes. Defects are identified and noted on accounts as they occur. The platform, along with our "Yield-Based Follow Up" application, is designed to power customer patient financial services departments and our shared services.

These propriety technology applications run on an integrated platform built on a modern event driven architecture and rules engines that enhances integration of systems and operational workflows.
Physician Advisory Services. Our proprietary PAS tools are designed to assist our customers in the initiation of a service request by our physician advisory team. Our platform allows for the electronic submission, tracking, reviewing and auditing of patient cases referred to us. The PAS portal environment is established as a secure site that enables us to receive patient records from customer case managers and route them to our physicians for review. This workflow is supported by an analytics engine within the web portal that provides our customers the ability to improve their compliance and workflow with our real time reporting, dashboards and worklists.

Competition
The market for our solutions is highly competitive and we expect competition to intensify in the future. We believe that competition for the services we provide is based primarily on the following factors:

•	knowledge and understanding of the complex healthcare payment and reimbursement system in the United States;

•	a track record of delivering revenue improvements and efficiency gains for hospitals and healthcare systems;

•	predictable and measurable results;

•	the ability to deliver a solution that is fully-integrated along each step of a hospital’s revenue cycle operations;

•	cost-effectiveness, including the breakdown between up-front costs and pay-for-performance incentive compensation;

•	reliability, simplicity and flexibility of technology platforms;

•	understanding of the healthcare industry’s regulatory environment; and

•	sufficient and scalable infrastructure and financial stability.
We believe that we compete effectively based upon all of these criteria, although our ability to acquire new customers has been and may continue to be adversely effected by the restatement of our previously issued consolidated financial statements, or the Restatement.

We face competition from various sources, including other end-to-end RCM providers and the internal RCM departments of healthcare organizations. Hospitals that previously have made internal investments in their RCM departments sometimes choose to continue to rely on their own internal RCM staff.
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
In particular, the federal FCA prohibits a person from knowingly presenting or causing to be presented a civil false or fraudulent claim for payment or approval by an officer, employee or agent of the United States. The FCA also prohibits a person from knowingly making, using, or causing to be made or used a false record or statement material to such a claim. The FCA was amended on May 20, 2009 by the Fraud Enforcement and Recovery Act of 2009, or FERA. Following the FERA amendments, the FCA’s "reverse false claim" provision also creates liability for persons who knowingly conceal an overpayment of government money or knowingly and improperly retain an overpayment of government funds. In addition, the ACA requires providers to report and return overpayments and to explain the reason for the overpayment in writing within 60 days of the date on which the overpayment is identified, and the failure to do so is punishable under the FCA. Violations of the FCA may result in treble damages, significant monetary penalties, and other collateral consequences including, potentially, exclusion from participation in federally funded healthcare programs. In 2016, penalties for FCA violations doubled and can now range from $10,781 to $21,563 per claim (up from $5,000 to $11,000). The scope and implications of the FCA amendments have yet to be fully determined or adjudicated and as a result it is difficult to predict how future enforcement initiatives may impact our business.
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
EMTALA generally applies to our customers, and we assist our customers with the intake of their patients. Although we believe that our customers’ medical screening, stabilization and transfer practices are generally in compliance with the law and applicable regulations, we cannot be certain that governmental officials responsible for enforcing the law or others will not assert that we or our customers are in violation of these laws nor what obligations may be imposed by regulations to be issued in the future.
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
ICD-10
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
We have been issued three U.S. patents, which expire in 2028, 2030 and 2031, and have filed three additional U.S. patent applications that relate to key domains of our R1 Access software suite: improving efficiency of client claims' reimbursement, follow-up and measurement. Legal standards relating to the validity, enforceability and scope of protection of patents can be uncertain. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Our patent applications may not result in the grant of patents with the scope of the claims that we seek, if at all, or the scope of the granted claims may not be sufficiently broad to protect our products and technology. Our three granted patents or any patents that may be granted in the future from pending or future applications may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. Third parties may develop technologies that are similar or superior to our proprietary technologies, duplicate or otherwise obtain and use our proprietary technologies or design around patents owned or licensed by us. If our technology is found to infringe any patent or other intellectual property right held by a third party, we could be prevented from providing our service offerings and/or subjected to significant damage awards.
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
Employees
As of February 24, 2017, we had approximately 6,113 full-time employees, as well as approximately 531 part-time employees. Of these employees, approximately 3,815 full-time and all part-time employees were located in the U.S., and approximately 2,298 full-time employees were located in India. Our employees are not represented by a labor union, and we consider our current employee relations to be good.
Corporate Information
We were incorporated in Delaware in 2003 as Healthcare Services, Inc. and were named Healthcare Services, Inc. from July 2003 until August 2009 when we changed our name to Accretive Health, Inc. We operated under the name Accretive Health until January 5, 2017, when we changed our name to R1 RCM Inc. Our principal executive offices are located at 401 North Michigan Avenue, Suite 2700, Chicago, Illinois 60611, and our telephone number is (312) 324-7820.
Information Availability
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments and exhibits to those reports are available free of charge on our website at www.r1rcm.com under the "Investor Relations" page as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this report, unless expressly noted otherwise.

Item 1A.	Risk Factors
Risks Relating to our Business and Industry
We may not be able to achieve or maintain profitability.
While we generated net income in 2016, we have incurred net losses in most of our recent fiscal years and expect to report additional quarterly and annual losses in 2017, in accordance with United States generally accepted accounting principles, or GAAP. We also incurred significant costs in most of our recent fiscal years including, among other things, costs related to exploration of strategic alternatives, legal defense, crisis management, restructuring and/or previously settled lawsuits filed against us and are likely to continue to incur additional costs in connection with certain of these matters in 2017. Further, in connection with the A&R MPSA, we have incurred and expect to incur additional costs for investments in technology, facilities and talent to support the anticipated growth of our business, including growth related to the expected implementation of our services under the A&R MPSA. We intend to continue to increase our operating expenses associated with sales and marketing in future years in an effort to expand our business. If our revenue does not increase to offset these increases in costs, our operating results would be adversely affected. You should not consider our historical operating results as indicative of future operating results, and we cannot assure you that we will be able to achieve or maintain profitability in the future. Each of the risks described in this "Risk Factors" section, as well as other factors, may adversely affect our future operating results.
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
Our success depends in part upon the retention of our customers and our ability to acquire new customers. We derive our net services revenue primarily from managed services agreements pursuant to which we receive performance-based fees. Customers can elect not to renew their managed services agreements with us upon expiration. In addition, our agreements with certain customers permit such customers to terminate for convenience, subject to a notice period. If a managed services agreement is not renewed or is terminated early for any reason, we would not derive the financial benefits that we would expect to derive by serving that customer.
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
Additionally, from time to time we have reached settlement agreements with customers which provided for the early terminations of those customers' agreements. The loss of customer agreements has adversely affected our operating results historically.
The markets for our RCM service offering may develop more slowly than we expect, including because some potential customers for our services previously have made or in the future will make investments in internally developed solutions and choose to continue to rely on their own internal resources, which could adversely affect our revenue growth.
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
The market for our solutions is highly competitive and we expect competition to intensify in the future. The rapid changes in the U.S. healthcare market due to financial pressures to reduce the growth in healthcare costs and from regulatory and legislative initiatives are increasing the level of competition. We face competition from new entrants as well as the internal RCM departments of hospitals, as described above, and external participants. External participants that are our competitors in the revenue cycle market include end-to-end RCM providers, software vendors and other technology-supported RCM business process outsourcing companies, traditional consultants, and information technology outsourcers. These types of external participants also compete with us in the field of physician advisory services (which services and capabilities have been or are being integrated into our RCM service offering). Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, regulations or customer requirements. We may not be able to compete successfully with these companies, and these or other competitors may introduce technologies or services that render our technologies or services obsolete or less marketable. Even if our technologies and services are more effective than the offerings of our competitors, current or potential customers might prefer competitive technologies or services to our technologies and services. Increased competition is likely to result in pricing pressures, which could adversely affect our margins, growth rate or market share.
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
In addition, our revenues have historically fluctuated widely from quarter to quarter based on revenue recognition criteria under GAAP. Prior to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective January 1, 2017 ("ASU 2014-09"), we recognized revenues that were contingent in nature when all revenue recognition criteria were met, which was generally at the end of a contract or other contractual agreement event. The adoption of ASU 2014-09 is expected to have a material impact on our consolidated financial statements, with the most significant impact being the recognition of revenue at the time services are provided or as the significant uncertainty related to variable fees for incentives is resolved for our end-to-end revenue cycle base and incentive fees. We believe this will reduce but not eliminate the fluctuation in our results of operations.
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
Under certain of our agreements with customers, we work with those customers’ employees engaged in the activities included in the scope of our services. Our co-management model RCM services agreements establish the division of responsibilities between us and our customers for various personnel management matters, including compliance with and liability under various employment laws and regulations. We could, nevertheless, be found to have liability with our customers for actions against or by employees of our customers, including under various employment laws and regulations, such as those relating to discrimination, retaliation, wage and hour matters, occupational safety and health, family and medical leave, notice of facility closings and layoffs and labor relations, as well as similar liability with respect to our own employees, and any such liability could result in a material adverse effect on our business.
If we fail to manage our operations effectively, our business would be harmed.
We have not always been fully successful in managing the expansion of our operations which has led, at times to some customer dissatisfaction and weaknesses in our operating, internal and financial controls. To manage potential future growth, we will need to hire, integrate and retain highly skilled and motivated employees, and will need to work effectively with a growing number of customer employees engaged in revenue cycle operations. We will also need to continue to maintain or improve our financial, internal and management controls, reporting systems and procedures. If we do not effectively manage our operations, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality service offerings.
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
The services we offer are complex, and we make errors from time to time. Errors can result from the interface of our proprietary technology applications and a customer’s existing technologies or we may make human errors in any aspect of our service offerings. The costs incurred in correcting any material errors may be substantial and could adversely affect our operating results. Our customers, or third parties such as our customers’ patients, may assert claims against us alleging that they suffered damages due to our errors, and such claims could subject us to significant legal defense costs in excess of our existing insurance coverage and adverse publicity regardless of the merits or eventual outcome of such claims. In addition, if we provide poor service to a customer and the customer therefore fails to achieve agreed upon improvement in financial or operating metrics, the incentive fee payments to us from that customer will be lower than anticipated.
We offer our services in many jurisdictions and, therefore, may be subject to federal, state and local taxes that could harm our business or that we may have inadvertently failed to pay.
We may lose sales or incur significant costs should various tax jurisdictions be successful in imposing taxes on a broader range of services. Imposition of such taxes on our services could result in substantial unplanned costs, which would effectively increase the cost of such services to our customers and may adversely affect our ability to retain existing customers or to gain new customers in the areas in which such taxes are imposed.
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

We have previously identified material weaknesses in our internal control over financial reporting, and if we cannot maintain an effective system of internal control over financial reporting in the future, our business could be adversely affected.

We have previously identified material weaknesses in our internal control over financial reporting and we may not be capable of maintaining an effective system of internal control in the future. Our ability to identify and remediate any material weaknesses in our internal controls could affect our ability to prepare financial reports in a timely manner, control our policies, procedures, operations, and assets, assess and manage our operational, regulatory and financial risks, and integrate any acquired businesses. Any failures to ensure full compliance with internal control and financial reporting requirements in the future could result in another restatement, cause us to fail to timely meet our reporting obligations, harm our reputation and the market price for our securities and adversely affect our business.
Our ability to use our net operating loss carryforwards may be limited.

As of December 31, 2016, we had approximately $181.2 million of federal net operating loss carryforwards for U.S. income tax purposes that begin to expire in 2033 and cumulative state net operating loss carryforwards of approximately $185.8 million . Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to use its net operating loss carryforwards if it experiences an "ownership change." Similar rules and limitations may apply for state income tax purposes. In the event an "ownership change" were to occur in the future, our ability to utilize our net operating losses could be limited.  If our net operating loss carryforwards are limited, and we have taxable income which exceeds the available net operating loss carryforwards for that period, we would incur an income tax liability even though net operating loss carryforwards may be available in future years prior to their expiration.
Risks Related to Ascension and the Transactions
Hospital systems affiliated with Ascension currently account for a significant portion of our net services revenue as well as our gross cash generated from contracting activities. The early termination of our A&R MPSA with Ascension, or any significant loss of business from our large customers, would have a material adverse effect on our business, results of operations and financial condition.
Hospital systems affiliated with Ascension have accounted for a significant portion of our net services revenue each year since our formation. In 2016, 2015, and 2014, net services revenue from hospitals affiliated with Ascension represented 78%, 45%, and 12% of our total net services revenue, respectively, in such periods. Additionally, in 2016, 2015, and 2014, gross cash generated from customer contracting activities, as defined in "Part II - Item 6 - Selected Consolidated Financial Data", with hospital systems affiliated with Ascension represented 71%, 59%, and 53%, respectively, of our total gross cash generated from contracting activities in such periods. In 2016, one hospital system unaffiliated with Ascension accounted for 15% of our total services revenue and 7% of our gross cash generated from customer contracting activities. The early termination of the A&R MPSA, the loss of any of our other large customers or their failure to renew their managed services agreements with us upon expiration, or a reduction in the fees for our services for these customers, could have a material adverse effect on our business, results of operations and financial condition.
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
Under the terms of the A&R MPSA, we expect to continue to transition a significant number of Ascension revenue cycle employees to our employment. We may experience difficulties in integrating these employees. Such difficulties may include the diversion of management’s attention from other business concerns. If we experience difficulties in integrating these employees, our business, results of operations and financial condition could be adversely affected.
The shares of Series A Preferred Stock are senior obligations, rank prior to our common stock with respect to dividends, distributions and payments upon liquidation and have other terms, such as a put right and a mandatory conversion date, that could negatively impact the value of shares of our common stock.
We have issued more than $200 million of Series A Preferred Stock to the Investor. The rights of the holders of our Series A Preferred Stock with respect to dividends, distributions and payments upon liquidation rank senior to similar obligations to our common stock holders. Upon our liquidation or upon certain changes of control, the holders of our Series A Preferred Stock are entitled to receive, prior and in preference to any distribution to the holders of any other class of our equity securities, an amount equal to the greater of the outstanding principal plus all accrued and unpaid dividends on such Series A Preferred Stock (which cumulative dividends accrue at the rate of 8.0% per annum and compound quarterly) and the amount such holders would have received if such Series A Preferred Stock had been converted into common stock. Until February 16, 2023, the dividends on the Series A Preferred Stock will be paid-in-kind and thereafter such dividends may be paid in cash or paid-in-kind at the election of the Company.
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
In connection with the Transactions, we entered into a purchase agreement with the Investor and Ascension, pursuant to which we issued (i) 200,000 shares of our Series A Preferred Stock for an aggregate price of $200 million and (ii) a warrant to acquire up to 60 million shares of our common stock. As a result of this ownership, so long as certain ownership thresholds are met, the Investor, among other things, has the right to nominate a majority of the members of our board of directors, or Board, and has a consent right over certain corporate actions, including the declaration of any dividend, any amendment of the A&R MPSA, the incurrence of indebtedness in excess of $25.0 million, the acquisition of any assets or properties or the making of any capital expenditures in excess of $10.0 million, the approval of our annual budget and the hiring or termination of our chief executive officer. In addition, as of December 31, 2016, the issued and outstanding Series A Preferred Stock would represent approximately 45% of the current voting power at a meeting of our stockholders.
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
The healthcare industry has changed significantly in recent years and we expect that significant changes will continue to occur. The timing and impact of developments in the healthcare industry are difficult to predict. We cannot be sure that the markets for our services will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets. It is uncertain what impact the new Presidential administration and a Republican-controlled Congress will have on health care spending in light of campaign promises to repeal the Affordable Care Act. This could lead to an increase in the uninsured population and an increase in bad debt, which could reduce revenue to hospitals and in turn impact our revenue. The adoption of other measures to reform the Medicaid program through block grants and other methods could similarly reduce hospital revenue and have an adverse effect on our business. We are unable to predict what additional healthcare initiatives, if any, will be implemented at the federal or state level, or what the ultimate effect of federal health care reform or any future legislation or regulation will have on us. Other material changes, such as the required transition to ICD-10 in October 2015, have required and will continue to require significant system and business changes throughout the healthcare industry, and may be disruptive to our customers and our business. Such disruption could result in, among other things, the imposition of significant new challenges to our ability to achieve performance targets specified under our customer contracts, as well as a need for us to redeploy resources or to obtain new resources in an effort to meet such challenges, all of which could adversely affect our business or our results of operations. Additionally, several reductions or changes to Medicare reimbursement have been enacted recently or will be implemented, which reductions and changes could reduce the amounts received by our customers and may have an adverse indirect effect on our business.
Healthcare reform also is causing the transition of some payment methods and provider reimbursement from volume-based reimbursement to value-based reimbursement models, which can include risk-sharing, accountable care organizations, capitation, bundled payment and other innovative approaches. While such new reimbursement models may provide us with opportunities to provide new or additional services to our customers (e.g., our value based reimbursement capabilities within our RCM service offering) and to participate in incentive based payment arrangements for our services, there can be no assurance that such new models and approaches will prove to be profitable to our customers or to us. Further, such new models and approaches may require investment by us to develop technology or expertise to offer necessary and appropriate services or support to our customers, and the amount of such investment and the timing for return of such investment are not fully known at this time due to the uncertainties of healthcare reform and payment and reimbursement model transitions that are occurring. Certain new care delivery and reimbursement models are being offered as pilot programs or as limited or transitional programs, and there is no assurance that such programs will continue or be renewed. Any of these models and approaches, and changes generally in the healthcare industry, can impact the relationships between our customers and payers, from which our customers derive revenue and with which revenue our customers pay for our services. Adoption of such new models and approaches may require compliance with a range of federal and state laws relating to fraud and abuse, insurance, reinsurance and managed care regulation, billing and collection, corporate practice of medicine restrictions and licensing, among others. Many states in which these new value-based structures are being developed lack regulatory guidance or a well-developed body of law for these new models and approaches, or may not have updated their laws or enacted legislation yet to reflect the new healthcare reform models. As a result, although we have structured, and will attempt to structure and conduct, our operations in accordance with our interpretation of current laws and regulations, new laws, regulations or guidance could have a material adverse effect on our current and future operations and could subject us to the risk of restructuring or terminating our customer agreements and arrangements, as well as the risk of regulatory enforcement, penalties and sanctions, if state enforcement agencies disagree with our interpretation of state laws.
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
A number of federal and state laws, including anti-kickback restrictions and laws prohibiting the submission of false or fraudulent claims, apply to healthcare providers, physicians and others that make, offer, seek or receive payments or split fees for referrals of products or services that may be paid for through any federal or state healthcare program and, in some instances, any private program. These laws are complex and their application to our specific services and relationships may not be clear and may be applied to our business in ways that we do not anticipate. Healthcare, as one of the largest industries in the country and one of the costliest lines in the federal budget, continues to attract attention from legislators and regulators. Federal and state regulatory and law enforcement authorities continue to focus on enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other healthcare reimbursement laws and rules in an effort to reduce overall healthcare spending. From time to time, participants in the healthcare industry receive inquiries or subpoenas to produce documents in connection with government investigations. We could be required to expend significant time and resources to comply with these requests, and the attention of our management team could be diverted by these efforts. Furthermore, if we are found to be in violation of any federal or state fraud and abuse laws, we could be subject to civil and criminal penalties, forced to restructure our business and excluded from participating in federal and state healthcare programs such as Medicare and Medicaid which would result in significant harm to our business and financial condition.
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
There are also numerous federal and state laws that forbid submission of false information or the failure to disclose information in connection with the submission and payment of healthcare provider claims for reimbursement. In particular, the federal FCA prohibits a person from knowingly presenting or causing to be presented a false or fraudulent claim for payment or approval by an officer, employee or agent of the United States. In addition, the FCA prohibits a person from knowingly making, using, or causing to be made or used a false record or statement material to such a claim. The FCA may be enforced by the government or by private whistleblowers under the "qui tam" provisions of the statute. Whistleblowers are entitled to a share of any recovery in a FCA case. Changes to the FCA enacted as part of the ACA make it easier for whistleblowers to bring FCA claims. Although changes may be made to the ACA, the changes to the FCA contained in the ACA may remain in place. Violations of the FCA may result in treble damages, significant monetary penalties, and other collateral consequences including, potentially, exclusion from participation in federally funded healthcare programs. The scope and implications of the amendments to the FCA pursuant to the FERA have yet to be fully determined or adjudicated and as a result it is difficult to predict how future enforcement initiatives may affect our business.
These laws and regulations may change rapidly, and it is frequently unclear how they apply to our business. Errors created by our proprietary applications or services that relate to entry, formatting, preparation or transmission of claim or cost report information may be determined or alleged to cause the submission of false claims or otherwise be in violation of these laws and regulations. Further, our continued growth of coding and billing services provided from an offshore shared services environment necessitates comprehensive monitoring and oversight of these services to ensure a constant vigilance to quality control and regulatory compliance. Any failure of our proprietary applications or services to comply with these laws and regulations could result in substantial civil or criminal liability and could, among other things, adversely affect demand for our services, invalidate all or portions of some of our managed services agreements with our customers, require us to change or terminate some portions of our business, require us to refund portions of our base fee revenues and incentive payment revenues, cause us to be disqualified from serving customers doing business with government payers, and give our customers the right to terminate our managed services agreements with them.
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
Our success depends, in part, upon our ability to establish, protect and enforce our intellectual property and other proprietary rights. If we fail to establish or protect our intellectual property rights, we may lose an important advantage in the market in which we compete. We rely upon a combination of patent, trademark, copyright and trade secret law and contractual terms and conditions to protect our intellectual property rights, all of which provide only limited protection. We cannot assure you that our intellectual property rights are sufficient to protect our competitive advantages. Although we have filed three U.S. patent applications, we cannot assure you that any patents that will be issued from these applications will provide us with the protection that we seek or that any future patents issued to us will not be challenged, invalidated or circumvented. We have also been issued three U.S. patents, but we cannot assure you that they will provide us with the protection that we seek or that they will not be challenged, invalidated or circumvented. Legal standards relating to the validity, enforceability and scope of protection of patents are uncertain. Any patents that may be issued in the future from pending or future patent applications or our three issued patents may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Also, we cannot assure you that any trademark registrations will be issued for pending or future applications or that any of our trademarks will be enforceable or provide adequate protection of our proprietary rights.
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
Our common stock was suspended from trading on the New York Stock Exchange, or the NYSE, prior to the opening of the market on March 17, 2014 (and subsequently delisted) and began trading under the symbol "ACHI" through the facilities of the OTC Markets Group, Inc., or OTC, on that date.
While we have applied to list our common stock for trading on the NASDAQ Capital Market, or NASDAQ, we can provide no assurance that we will be able to relist or that the stock will continue being traded on the OTC. The trading of our common stock on the OTC rather than the NYSE or NASDAQ may negatively impact the trading price of our common stock and the levels of liquidity available to our stockholders.
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
Since December 31, 2010, our common stock has traded at a price per share as high as $32.82 and as low as $1.47. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors. In addition to the risks described in this section, factors that may cause the market price of our common stock to fluctuate include:

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
Although we paid cash dividends on our capital stock prior to our May 2010 initial public offering, or IPO, there is no assurance that we will pay cash dividends on our common stock in the foreseeable future. Any future dividend payments will be within the discretion of our Board and will depend on, among other things, our financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, provisions of applicable law and other factors that our Board may deem relevant. Additionally, pursuant to the Investor Rights Agreement between the Company and the Investor, or the Investor Rights Agreement, and subject to certain ownership thresholds contained in the Investor Rights Agreement, any dividends on our common stock would require the approval of the holders of our Series A Preferred Stock that are held by the Investor or any Investor Affiliate (as defined in the Investor Rights Agreement). We may not generate sufficient cash from operations in the future to pay dividends on our common stock.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We lease our existing facilities and do not own any real estate property.
Our corporate headquarters occupy approximately 43,000 square feet in Chicago, Illinois under a lease expiring on August 31, 2020. In addition, we have a right of first offer to lease an additional 11,100 square feet of space on another floor in the same building. We also lease office space and other facilities in Kalamazoo, Michigan; Southfield, Michigan; Birmingham, Alabama; Cape Girardeau, Missouri; and three facilities near New Delhi, India. Pursuant to our managed services agreements with customers, we occupy space on-site at all hospitals where we provide our RCM services. We generally do not pay customers for our use of space provided by them for our use in the provision of RCM services to that customer.
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

On July 22, 2014, we were named as a defendant in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Michigan (Anger v. Accretive Health, Inc.). The primary allegations are that we attempted to collect debts without providing the notice required by the FDCPA and Michigan Fair Debt Collection Practices Act and failed to abide by the terms of an agreed payment plan in violation of those same statutes. On August 27, 2015, the Court granted in part and denied in part our motion to dismiss. An amended complaint was filed on November 30, 2015. Discovery is underway, but on July 15, 2016, the court postponed all deadlines in the case as the parties attempt to finalize a confidential agreement in principle to settle the case. On February 23, 2017, the parties reached a settlement in principle and are preparing a motion for pre-approval and class settlement. We believe that we have meritorious defenses and intend to vigorously defend ourselves against these claims, if the settlement in principle is not finalized.

In April 2015, we were named among other defendants in an employment action brought by a former employee before the Maine Human Rights Commission, or the MHRC, alleging that she was improperly terminated in retaliation for uncovering alleged Medicare fraud.  We filed our response with the MHRC on May 19, 2015 seeking that we be dismissed entirely from the action.  On June 23, 2015, the MHRC issued its Notice of Right to Sue and decision to terminate its process with respect to all charges asserted by the former employee. The Plaintiff has filed a parallel qui tam action in the District of Maine (Worthy v. Eastern Maine Healthcare Systems) in which she makes the same allegations.  The U.S. Department of Justice declined to intervene in the federal court action, and the case was unsealed in April 2015. The Company and other defendants filed motions to dismiss the Third Amended Complaint on March 21, 2016. Those motions were granted with respect to the retaliation claims, but denied with respect to the other claims by the federal district court on January 18, 2017. The parties are currently engaged in an initial discovery phase. There is a scheduling conference with the court scheduled for April 5, 2017. We believe that we have meritorious defenses to all of the remaining claims in the federal qui tam case, and intend to vigorously defend ourselves against these claims. The outcomes are not presently determinable.

In May 2016, we were served with a False Claims Act case brought by a former emergency department service associate who worked at a hospital of one of our customers, MedStar Inc.’s Washington Hospital Center (“WHC”), along with WHC and three other hospitals that were PAS clients and a place holder, John Doe hospital, representing all PAS clients (USA ex rel. Graziosi vs. Accretive Health, Inc. et. al.).  The Second Amended Complaint, which seeks monetary damages, alleges that our PAS business violates the federal False Claims Act. The case was originally filed under seal in 2013 in the federal district court in Chicago, was presented to the U.S. Attorney in Chicago twice, and the U.S. Attorneys declined to intervene. We filed a motion to dismiss the Second Amended Complaint on July 29, 2016. Those motions are now fully briefed and awaiting decision by the federal district court. We believe that we have meritorious defenses to all claims in the case, and intend to vigorously defend ourelves against these claims. The outcome is not presently determinable.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock has traded on the OTC market under the symbol "ACHI" since March 17, 2014 and is quoted through the facilities of the OTC Markets Group, Inc. Our common stock traded on the NYSE under the symbol "AH" from May 20, 2010 through March 14, 2014. Our common stock was suspended from trading on the NYSE prior to the opening of the market on March 17, 2014 (and subsequently delisted) and began trading under the symbol "ACHI" through the facilities of the OTC Markets Group, Inc. on that date. Prior to May 20, 2010, there was no public market for our common stock. We have applied to list our common stock for trading on NASDAQ under the symbol "RCM."
The following table sets forth the high and low closing sales prices per share of our common stock, as reported by the NYSE and the OTC Markets Group, Inc., as applicable, for the periods indicated:

	Price Range
	High	Low
2015
Quarter ended March 31, 2015	$6.55	$5.70
Quarter ended June 30, 2015	$5.94	$5.29
Quarter ended September 31, 2015	$5.51	$2.31
Quarter ended December 31, 2015	$3.25	$1.94
2016
Quarter ended March 31, 2016	$3.20	$2.40
Quarter ended June 30, 2016	$2.53	$1.74
Quarter ended September 31, 2016	$2.52	$1.50
Quarter ended December 31, 2016	$2.42	$2.15
The closing sale price per share of our common stock, as reported by the OTC Markets Group, Inc., on February 24, 2016 was $2.15. As of February 24, 2016, there were approximately 41 stockholders of record of our common stock and approximately 2,400 beneficial holders.
Dividends
We did not pay any dividends on our common stock during the years ended December 31, 2016 and 2015. We currently intend to retain earnings, if any, to finance the growth and development of our business, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board and will depend on, among other things, our financial condition, results of operations, capital expenditure requirements, contractual restrictions, provisions of applicable law and other factors that the Board deems relevant.

Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated (in thousands, except share and per share data):

Period	Number of Shares Purchased (1)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (in thousands) (2)
October 1, 2016 through October 31, 2016	3,809	$2.43	—	$50,000
November 1, 2016 through November 30, 2016	3,809	$2.43	—	$50,000
December 1, 2016 through December 31, 2016	162,366	$2.29	158,557	$49,640

(1)
Amounts include stock repurchased under our repurchase program (see discussion below) and repurchases of our stock related to employees’ tax withholding upon vesting of 3,809 RSAs for each of the three months ended October 31, 2016, November 30, 2016 and December 31, 2016. See Note 9, Share-Based Compensation, to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)
On November 13, 2013, the Board authorized, subject to the completion of the Restatement, the repurchase of up to $50.0 million of our common stock from time to time in the open market or in privately negotiated transactions, or the 2013 Repurchase Program. The timing and amount of any shares repurchased under the 2013 Repurchase Program will be determined by our management based on its evaluation of market conditions and other factors. The 2013 Repurchase Program may be suspended or discontinued at any time. See Note 8, Stockholders' Equity, to our consolidated financial statements included in this Annual Report on Form 10-K.

(3)	Average price paid per share of common stock repurchased under the 2013 Repurchase Program is the execution price, including commissions paid to brokers.

Stock Price Performance Graph

The following graph compares the change in the cumulative total return (including the reinvestment of dividends) on our common stock to the change in the cumulative total return on the stocks included in the NYSE Composite Index and NASDAQ Health Care Index over the period from December 31, 2011 through December 31, 2016. The graph assumes an investment of $100 made in our common stock on December 31, 2011. We did not pay any dividends during the period reflected in the graph.

COMPARISON OF CUMULATIVE TOTAL RETURN

$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
12/30/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
R1 RCM Inc.
NYSE Composite Index
NASDAQ Health Care

		12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
R1 RCM Inc.	Return %		(49.61)	(20.90)	(25.12)	(53.35)	(29.69)
	Cum $	100	50.39	39.86	29.85	13.39	9.79
NYSE Composite Index	Return %		12.93	23.18	4.22	(6.42)	9.01
	Cum $	100	112.93	139.1	144.97	135.66	147.88
NASDAQ Health Care Index	Return %		27.24	57.04	28.47	6.86	(16.91)
	Cum $	100	127.24	199.82	256.7	274.3	227.91
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
We derived the consolidated statements of operations and comprehensive income (loss) data for the years ended December 31, 2016, 2015, and 2014, and the consolidated balance sheet data as of December 31, 2016 and 2015 from our audited consolidated financial statements, which are included in this Annual Report on Form 10-K. We derived the consolidated balance sheet data as of December 31, 2014, 2013 and 2012, from our audited consolidated financial statements and audited restated consolidated financial statements, which are not included in this Annual Report on Form 10-K. We derived the consolidated statement of operations and comprehensive income (loss) data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2013 and 2012 from our audited consolidated financial statements and audited restated consolidated financial statements, which are not included in this Annual Report on Form 10-K.
Selected Financial Data

	Year Ended December 31,
	2016	2015	2014	2013	2012

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net services revenue	$592,557	$117,239	$210,140	$504,768	$72,254
Operating expenses:
Cost of services	199,697	168,977	182,144	186,752	188,666
Selling, general and administrative	74,137	74,963	69,883	79,951	67,750
Restatement and other	20,822	9,343	86,766	33,963	3,714
Total operating expenses	294,656	253,283	338,793	300,666	260,130
Income (loss) from operations	297,901	(136,044)	(128,653)	204,102	(187,876)
Net interest income (expense)	297	231	302	330	141
Net income (loss) before income tax provision	298,198	(135,813)	(128,351)	204,432	(187,735)
Income tax provision (benefit)	121,127	(51,557)	(48,731)	74,349	(67,995)
Net income (loss)	$177,071	$(84,256)	$(79,620)	$130,083	$(119,740)
Net income (loss) per common share
Basic	$0.65	$(0.87)	$(0.83)	$1.36	$(1.21)
Diluted	$0.65	$(0.87)	$(0.83)	$1.34	$(1.21)

	As of December 31,
	2016	2015	2014	2013	2012

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$181,176	$103,497	$145,167	$228,891	$176,956
Working capital (1)	$153,393	$24,237	$41,593	$124,045	$139,852
Total assets	$415,059	$460,289	$446,373	$509,991	$557,377
Non-current liabilities	$120,691	$440,975	$325,470	$202,799	$85,848
Total stockholders’ equity (deficit)	$(12,334)	$(213,313)	$(142,246)	$(85,612)	$(236,200)

(1)
We define working capital as total current assets excluding the current portion of deferred tax assets pertaining to the current portion of deferred customer billings, less total current liabilities excluding the current portion of deferred customer billings. We exclude the current portion of deferred customer billings and related deferred tax assets from the definition of working capital due to the nature of these balances. We adopted the provisions of Accounting Standards Update 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (Topic 740), or ASU 2015-17, on a

prospective basis for the reporting period ended December 31, 2015. Consequently, under the guidance of ASU 2015-17, deferred tax assets were classified as non-current in the consolidated balance sheet for the reporting period ended December 31, 2015 and 2016. As permitted by ASU 2015-17, the current and non-current deferred tax assets were not retroactively adjusted for the prior reporting periods ended December 31, 2014, 2013 and 2012.
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

•	Net cash generated from customer contracting activities and adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	Net cash generated from customer contracting activities and adjusted EBITDA do not reflect share-based compensation expense;

•	Net cash generated from customer contracting activities and adjusted EBITDA do not reflect income tax expenses or benefits or cash requirements to pay taxes;

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

Selected Non-GAAP Measures
For each of the periods indicated, the following table presents selected non-GAAP measures and the most comparable GAAP measures. See below for an explanation of how we calculate and use these non-GAAP measures, and for a reconciliation of these non-GAAP measures to the most comparable GAAP measures. See "Selected Financial Data" above for a presentation of net income (loss) the most comparable GAAP measure to adjusted EBITDA and net cash generated for customer contracting activities, and net services revenue, the most comparable GAAP measure to gross cash generated from customer contracting activities.

	Year End December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Non-GAAP Measures:
Adjusted EBITDA	$357,023	$(86,568)	$(15,668)	$268,689	$(152,509)
Net cash generated from customer contracting activities	$(26,841)	$26,370	$7,759	$15,562	$47,605
Gross cash generated from customer contracting activities	$208,693	$230,177	$233,567	$251,641	$272,368
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
Adjusted EBITDA
We define adjusted EBITDA as net income before net interest income (expense), income tax provision, depreciation and amortization expense, share-based compensation, reorganization-related expense and certain other items. The use of adjusted EBITDA to measure operating and financial performance is limited by our revenue recognition criteria, pursuant to which GAAP net services revenue is recognized at the end of a contract or "other contractual agreement event", as defined in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in this Annual Report on Form 10-K. Adjusted EBITDA does not adequately match corresponding cash flows resulting from customer contracting activities. Accordingly, as described above, in order to better compare our cash flows from customer contracting activities to our operating performance, we use additional non-GAAP measures: gross and net cash generated from customer contracting activities. We use adjusted EBITDA to reconcile net cash generated from customer contracting activities to our GAAP consolidated financial statements.

Reconciliation of GAAP and Non-GAAP Measures: The following table presents a reconciliation of adjusted EBITDA and net cash generated from customer contracting activities to net income (loss), and gross cash generated from customer contracting activities to net services revenue the most comparable GAAP measures, for each of the periods indicated.

	Year End December 31,
	2016	2015	2014	2013	2012
	( in thousands)
Net income (loss) (GAAP)	$177,071	$(84,256)	$(79,620)	$130,083	$(119,740)
Net interest (income) expense	(297)	(231)	(302)	(330)	(141)
Income tax provision (benefit)	121,127	(51,557)	(48,731)	74,349	(67,995)
Depreciation and amortization expense	10,198	8,462	6,047	6,823	6,355
Share-based compensation expense (1)	28,102	31,671	20,172	23,801	25,298
Other (2)	20,822	9,343	86,766	33,963	3,714
Adjusted EBITDA (Non-GAAP)	357,023	(86,568)	(15,668)	268,689	(152,509)
Change in deferred customer billings (3)	(383,864)	112,938	23,427	(253,127)	200,114
Net cash generated from customer contracting activities (Non-GAAP)	(26,841)	26,370	7,759	15,562	$47,605
Net services revenue (GAAP)	$592,557	$117,239	$210,140	$504,768	72,254
Change in deferred customer billings (3)	(383,864)	112,938	23,427	(253,127)	200,114
Gross cash generated from customer contracting activities (Non-GAAP)	$208,693	$230,177	$233,567	$251,641	$272,368

(1)
Share-based compensation expense represents the expense associated with stock options, RSAs and RSUs granted, as reflected in our Consolidated Statements of Operations. See Note 9, Share-Based Compensation, to the consolidated financial statements included in this Annual Report on Form 10-K for the detail of the amounts of share-based compensation expense.

(2)	Other costs consist of the following (in millions):

	Year End December 31,
	2016	2015	2014
Severance and employee benefits	$3.5	$0.6	$9.2
Facility charges	1.1	2.6	5.0
Non-cash share based compensation	1.8	—	7.9
Reorganization-related	6.4	3.2	22.1
Restatement costs	1.2	2.5	57.3
Transaction fees	12.7	—	—
Defined Contribution plan contributions	0.5	—	—
Strategic Alternative Exploration	—	3.8	—
Prior year employment tax expense	—	(0.2)	0.9
Office Transformation	—	—	6.5
Other	14.4	6.1	64.7
Total other	$20.8	$9.3	$86.8

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
Overview
We are a leading provider of RCM and PAS services to healthcare providers. We help healthcare providers generate sustainable improvements in their operating margins and cash flows while also enhancing patient, physician and staff satisfaction for our customers.
While we cannot control the changes in the regulatory environment imposed on our customers, we believe that our role becomes increasingly more important to our customers as macroeconomic, regulatory and healthcare industry conditions continue to impose financial pressure on healthcare providers to manage their operations effectively and efficiently.
Our primary service offering consists of end-to-end RCM, which encompasses patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections. We deploy our RCM services through a co-managed relationship or an operating partner relationship. Under a co-managed relationship, we leverage our customers’ existing RCM staff and processes, and supplement them with our infused management, subject matter specialists, proprietary technology and other resources. Under an operating partner relationship, we provide comprehensive revenue cycle infrastructure to providers, including revenue cycle personnel, technology, and process workflow. We also offer modular services, allowing clients to engage us for only specific components of our end-to-end RCM service offering. Our PAS offering complements our RCM offering by strengthening our customer’s compliance with certain third-party payer requirements and limiting denials of claims. For example, our PAS offering helps customers determine whether to classify a hospital visit as an in-patient or an out-patient observation case for billing purposes.
We operate our business as a single segment configured with our significant operations and offerings organized around the business of providing end-to-end RCM services to U.S.-based hospitals and other healthcare providers.
Summary of Operations
On February 16, 2016, we entered into the A&R MPSA with Ascension for a 10-year term, becoming the exclusive provider of RCM and PAS services to Ascension hospitals that execute supplement agreements with us. The onboarding of new Ascension hospitals under the expanded relationship is expected to occur over three years, and we started onboarding the first phase of new hospitals in mid-2016.

In addition, we renewed our agreement with our second-largest customer, Intermountain Healthcare, during 2016. The A&R MPSA and renewed agreement with Intermountain Healthcare collectively helped provide stability to our business and improved our confidence and our outlook as we look to 2017 and beyond.

In 2016, we also strengthened our leadership team and pursued a number of initiatives designed to enhance our core value proposition and re-establish our brand identity:

•
Investments in our technology platform: We conducted a comprehensive overhaul of our technology that manages payer billing and follow-up operations. This overhaul improves productivity by automating a number of manual tasks and at the same time accelerates resolution rates on accounts worked.

•
Brand re-launch: In mid-2016, we commenced a comprehensive re-launch effort to re-establish our brand identity and improve our marketing efforts with prospective customers. Our new brand, launched in early 2017, reflects our ability to be the one revenue partner for healthcare providers across care settings or payment models.

We believe these initiatives will position us to better serve our customers and grow our business.
Net Services Revenue
Revenues from our RCM agreements consist primarily of net operating fees and incentive fees that are primarily performance-based and/or contingent fees. The vast majority of our operations relate to our RCM offering, however, the criteria for recognition of revenue for RCM services results in substantial variability in the net services revenue recognized between periods.
Other services revenue is primarily derived from our PAS offering.
The following table summarizes the composition of our net services revenue for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
	2016		2015		2014
RCM services: net operating fees	$368,848	62.2%	$66,234	56.5%	$77,456	36.9%
RCM services: incentive fees	191,317	32.3%	20,311	17.3%	99,934	47.6%
RCM services: other	16,322	2.8%	16,381	14.0%	8,103	3.8%
Other services fees	16,070	2.7%	14,313	12.2%	24,647	11.7%
Total net services revenue	$592,557	100.0%	$117,239	100.0%	$210,140	100.0%
Cost of Services
Our cost of services includes:

•
Infused management and technology expenses. We incur costs related to our management and staff employees who are devoted to customer operations. These expenses consist primarily of the wages, bonuses, benefits, share-based compensation, travel and other costs associated with deploying our employees to customer sites to guide and manage our customers’ revenue cycle operations. The employees we deploy to customer sites typically have significant experience in revenue cycle operations, care coordination, technology, quality control or other management disciplines. Included in these expenses is an allocation of the costs associated with maintaining, improving and deploying our integrated proprietary technology suite.

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
Other Costs
Other costs include reorganization-related expenses and certain other costs. We initiated restructuring plans consisting of reductions in our workforce in certain corporate, administrative, operations and management functions as part of efforts beginning in June 2013 and continuing into 2016. Reorganization costs consist primarily of severance payments, employee benefits and share-based compensation expense for accelerated awards. In 2016, we incurred costs relating to retention payments and legal fees paid in connection with the execution of the Transaction. We also incurred costs related to additional contributions to our defined contribution plan and the Restatement.
Interest Income
Interest income is derived from the return achieved from our cash and cash equivalents.
Income Taxes
Income tax provision (benefit) consists of federal and state income taxes in the United States and other local taxes in India.
Application of Critical Accounting Policies and Use of Estimates
Our consolidated financial statements reflect the assets, liabilities and results of operations of R1 RCM Inc. and our wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Our consolidated financial statements have been prepared in accordance with GAAP.
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
Revenue Recognition
Revenue is generally recognized when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) services have been rendered, (iii) a fee is fixed or determinable and (iv) collectability is reasonably assured. Our primary source of revenue is RCM services fees. We also generate revenue from other fixed fee consulting or transactional fee engagements. Net services revenue, as reported in the consolidated statement of operations and comprehensive income (loss), consist of: (a) RCM services fees and (b) professional service fees earned on a fixed fee, transactional fee or time and materials basis. RCM services fees are primarily contingent, but along with fixed fees are generally viewed as one deliverable. To the extent that certain RCM services fees are fixed and not subject to refund, adjustment or concession, these fees are generally recognized into revenue on a straight-line basis over the term of the contract.
RCM services fees that are contingent in nature are recognized as revenue once all the criteria for revenue recognition are met, which is generally at the end of a contract or other contractual agreement events. Revenue is recognized for RCM services fees upon the contract reaching the end of its stated term (such that the contract relationship will not continue in its current form) to the extent that cash has been received for invoiced fees and there are no disputes at the conclusion of the term of the contract.
If fees or services are disputed by a customer at the end of a contract, a settlement agreement entered into with the customer triggers revenue recognition. An other "contractual agreement event" occurs when a renewal, amendment, or other settlement agreement to an existing contract is executed in which the parties reach agreement on prior fees. We recognize revenue up to the amount covered by such agreements.
RCM services fees generally consist of two types of contingent fees: (i) net operating fees and (ii) incentive fees.
Net Operating Fees
We generate net operating fees to the extent we are able to assist customers in reducing the cost of revenue cycle operations. Our net operating fees consist of (i) gross base fees invoiced to customers; less (ii) corresponding costs of customers’ revenue cycle operations which we to pay pursuant to our RCM agreements, including salaries and benefits for the customers' RCM personnel, and related third-party vendor costs; less (iii) any cost savings we share with customers.
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
The carrying values of deferred income tax assets and liabilities reflect the application of our income tax accounting policies, and are based on management’s assumptions and estimates about future operating results and levels of taxable income, and judgments regarding the interpretation of the provisions of current accounting principles. We provide a valuation allowance for deferred tax assets if, based upon the weight of all available evidence, both positive and negative, it is more likely than not that some or all of the deferred tax assets will not be realized. We have established a valuation allowance with respect to certain separate state income net operating loss carryforward deferred tax assets.
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
Interest and penalties related to income taxes are recognized in our tax provision in the consolidated statement of operations and comprehensive income (loss). See Note 12, Income Taxes, to our consolidated financial statements included in this Annual Report on Form 10-K for additional information on income taxes.
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
The fair value of modifications to share-based awards is generally estimated using the Black-Scholes option pricing model. If a share-based compensation award is modified after the grant date, incremental compensation expense, if any, is recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Incremental compensation expense for vested awards is recognized immediately. For unvested awards, the sum of the incremental compensation expense and the remaining unrecognized compensation expense for the original award on the modification date is recognized over the modified service period.
New Accounting Standards
For additional information regarding new accounting guidance, see Note 3, Recent Accounting Pronouncements, to our consolidated financial statements included in this Annual Report on Form 10-K, which provides a summary of recently adopted accounting standards and disclosures.

Results of Operations
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
The following table provides consolidated operating results and other operating data for the periods indicated:

	Year Ended December 31,		2016 vs. 2015 Change
	2016	2015	Amount	%
	(In thousands)
Consolidated statement of operations Data:
RCM services: net operating fees	$368,848	$66,234	$302,614	456.9%
RCM services: incentive fees	191,317	20,311	171,006	841.9%
RCM services: other	16,322	16,381	(59)	(0.4)%
Other services fees	16,070	14,313	1,757	12.3%
Total net services revenue	592,557	117,239	475,318	405.4%
Operating expenses:
Cost of services	199,697	168,977	30,720	18.2%
Selling, general and administrative	74,137	74,963	(826)	(1.1)%
Other	20,822	9,343	11,479	122.9%
Total operating expenses	294,656	253,283	41,373	16.3%
Income (loss) from operations	297,901	(136,044)	433,945	fav
Net interest income	297	231	66	28.6%
Net income (loss) before income tax provision	298,198	(135,813)	434,011	fav
Income tax provision (benefit)	121,127	(51,557)	172,684	unfav
Net income (loss)	177,071	(84,256)	261,327	fav
Net interest income	(297)	(231)	(66)	28.6%
Income tax provision (benefit)	121,127	(51,557)	172,684	unfav
Depreciation and amortization expense	10,198	8,462	1,736	20.5%
Share-based compensation expense	28,102	31,671	(3,569)	(11.3)%
Other	20,822	9,343	11,479	122.9%
Adjusted EBITDA	357,023	(86,568)	443,591	fav
Change in deferred customer billings	(383,864)	112,938	(496,802)	unfav
Net cash generated from customer contracting activities	$(26,841)	$26,370	$(53,211)	unfav
Net services revenue	$592,557	$117,239	$475,318	405.4%
Change in deferred customer billings	(383,864)	112,938	(496,802)	unfav
Gross cash generated from customer contracting activities	$208,693	$230,177	$(21,484)	(9.3)%
Components of gross cash generated from customer contracting activities:
RCM services: net operating fee	$150,527	$123,185	$27,342	22.2%
RCM services: incentive fee	29,112	67,656	(38,544)	(57.0)%
RCM services: other	12,985	25,023	(12,038)	(48.1)%
Total RCM services fees	192,624	215,864	(23,240)	(10.8)%
Other services fees	16,069	14,313	1,756	12.3%
Gross cash generated from customer contracting activities	$208,693	$230,177	$(21,484)	(9.3)%
fav - Favorable
unfav - Unfavorable

Net Services Revenue
Net services revenue increased by $475.3 million, or 405.4%, from $117.2 million for the year ended December 31, 2015 to $592.6 million for the year ended December 31, 2016. The increase was primarily due to contractual agreement events related to Ascension and other RCM clients in the year ended December 31, 2016, resulting in revenue recognition of $557.8 million in net services revenue, partially offset by the recognition of revenue from contractual agreement events during 2015.
In addition, other service fees increased by $1.8 million in 2016 as compared to 2015, primarily driven by an increase in PAS revenue.
Gross Cash Generated from Customer Contracting Activities (Non-GAAP)
Gross cash generated from customer contracting activities decreased by $21.5 million, or 9.3%, from $230.2 million for the year ended December 31, 2015, to $208.7 million for the year ended December 31, 2016. The decrease in gross cash generated was primarily driven by reduction in the scope of services for certain customers and customer attrition.
Gross cash generated from customer contracting activities is a non-GAAP measure. Please see "Selected Consolidated Financial Data - Selected Non-GAAP Measures" for an explanation of how we calculate and use gross cash generated from customer contracting activities and for its reconciliation to net services revenue, the most comparable GAAP measure.
Cost of Services
Cost of services increased by $30.7 million, or 18.2%, from $169.0 million for the year ended December 31, 2015, to $199.7 million for the year ended December 31, 2016. The increase in costs was primarily due to the transition to the A&R MPSA, which has resulted in a change in classification of costs from an offset to net operating fees to cost of services due to on-boarding of employees. The Company expects cost of services to increase as our headcount increases as a result of the on-boarding of former Ascension employees. Previously, these costs were netted against billings as a component of net operating fees. Additionally, the implementation of ICD-10, a clinical cataloging system that went into effect for the U.S. healthcare industry on October 1, 2015, increased costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $0.8 million, or 1.1%, from $75.0 million for the year ended December 31, 2015 to $74.1 million for the year ended December 31, 2016. The decrease was primarily due to a decrease in stock compensation expense.
Net Cash Generated from Customer Contracting Activities (Non-GAAP)
Net cash generated from customer contracting activities decreased by $53.2 million from $26.4 million for the year ended December 31, 2015 to $(26.8) million for the year ended December 31, 2016. This decrease was primarily due to a decrease in gross cash generated from customer contracting activities and an increase in cost of services as explained above.
Please see "Selected Consolidated Financial Data - Selected Non-GAAP Measures" for an explanation of how we calculate and use net cash generated from customer contracting activities and for its reconciliation to net income (loss), the most comparable GAAP measure.
Other Costs
Other costs increased by $11.5 million, from $9.3 million for the year ended December 31, 2015, to $20.8 million for the year ended December 31, 2016.  The increase was primarily attributable to $12.7 million in costs related to retention payments paid in connection with the closing of the Transaction with Ascension Health Alliance and TowerBrook on February 16, 2016.
Income Taxes
Income tax provision increased by $172.7 million to $121.1 million for the year ended December 31, 2016 from a benefit of $51.6 million for the year ended December 31, 2015, primarily due to an increase in pretax income. Our effective tax rate was approximately 41% and 38% for the years ended December 31, 2016 and 2015. Our tax rate is affected by discrete items that may occur in any given year, but not consistent from year to year. Our rate was negatively impacted by the write-down of state deferred tax assets from the geographical mix of business.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
The following table sets forth consolidated operating results and other operating data for the periods indicated:

	Year Ended December 31,		2015 vs. 2014 Change
	2015	2014	Amount	%
	(In thousands)
Consolidated Statement of Operations Data:
RCM services: net operating fees	$66,234	$77,456	$(11,222)	(14.5)%
RCM services: incentive fees	20,311	99,934	(79,623)	(79.7)%
RCM services: other	16,381	8,103	8,278	102.2%
Other services fees	14,313	24,647	(10,334)	(41.9)%
Total net services revenue	117,239	210,140	(92,901)	(44.2)%
Operating expenses:
Cost of services	168,977	182,144	(13,167)	(7.2)%
Selling, general and administrative	74,963	69,883	5,080	7.3%
Other	9,343	86,766	(77,423)	(89.2)%
Total operating expenses	253,283	338,793	(85,510)	(25.2)%
Income (loss) from operations	(136,044)	(128,653)	(7,391)	5.7%
Net interest income	231	302	(71)	(23.5)%
Net income (loss) before income tax provision	(135,813)	(128,351)	(7,462)	5.8%
Income tax provision (benefit)	(51,557)	(48,731)	(2,826)	5.8%
Net income (loss)	(84,256)	(79,620)	(4,636)	5.8%
Net interest income	(231)	(302)	71	(23.5)%
Income tax provision (benefit)	(51,557)	(48,731)	(2,826)	5.8%
Depreciation and amortization expense	8,462	6,047	2,415	39.9%
Share-based compensation expense	31,671	20,172	11,499	57.0%
Restatement and other	9,343	86,766	(77,423)	(89.2)%
Adjusted EBITDA	(86,568)	(15,668)	(70,900)	452.5%
Change in deferred customer billings	112,938	23,427	89,511	382.1%
Net cash generated from customer contracting activities	$26,370	$7,759	$18,611	239.9%
Net services revenue	$117,239	$210,140	$(92,901)	(44.2)%
Change in deferred customer billings	112,938	23,427	89,511	382.1%
Gross cash generated from customer contracting activities	$230,177	$233,567	$(3,390)	(1.5)%
Components of Gross Cash Generated from Customer Contracting Activities:
RCM services: net operating fee	$123,185	$121,730	$1,455	1.2%
RCM services: incentive fee	67,656	77,239	(9,583)	(12.4)%
RCM services: other	25,023	9,952	15,071	151.4%
Total RCM services fees	215,864	208,921	6,943	3.3%
Other services fees	14,313	24,646	(10,333)	(41.9)%
Gross cash generated from customer contracting activities	$230,177	$233,567	$(3,390)	(1.5)%

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
Gross Cash Generated from Customer Contracting Activities (Non-GAAP)
Gross cash generated from customer contracting activities decreased by $3.4 million, or 1.5%, from $233.6 million for the year ended December 31, 2014, to $230.2 million for the year ended December 31, 2015. The decrease was primarily the result of an $8.0 million decrease in PAS revenue, offset in part by an increase in gross cash generated from customer contracting activities from RCM services. RCM services other revenue increased in 2015 compared to 2014, primarily due to significant progress toward completion of a client accounts receivable collection project which started in 2015.
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

Net Cash Generated from Customer Contracting Activities (Non-GAAP)
Net cash generated from customer contracting activities increased by $18.6 million from $7.8 million for the year ended December 31, 2014 to $26.4 million for the year ended December 31, 2015. This increase was primarily due to lower cash-based cost of services and selling, general and administrative expenses offset by a decrease in gross cash generated from customer contracting activities of $3.4 million as described above. Net cash generated from customer contracting activities is a non-GAAP measure. Please see "Selected Consolidated Financial Data - Selected Non-GAAP Measures" for an explanation of how we calculate and use net cash generated from customer contracting activities and for its reconciliation to net income (loss), the most comparable GAAP measure.
Other Costs
Other costs decreased by $77.4 million, from $86.8 million for the year ended December 31, 2014, to $9.3 million for the year ended December 31, 2015. The decrease was primarily driven by a reduction in Restatement-related costs of $54.8 million, reorganization-related costs of $18.9 million, and $6.5 million in costs related to our Transformation Office in 2014. This decrease was offset by $3.8 million in costs related to the review of strategic alternatives. Such costs are considered unusual in nature by us and are reported separately under the caption "Other" in the accompanying consolidated statement of operations and comprehensive income (loss).
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
Liquidity and Capital Resources
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net cash used in operating activities	$(86,860)	$(23,812)	$(77,236)
Net cash used in investing activities	(11,612)	(22,298)	(6,034)
Net cash provided by (used in) financing activities	176,395	4,940	(194)
Effect of exchange rate changes on cash	(244)	(500)	(260)
Net increase (decrease) in cash and cash equivalents	$77,679	$(41,670)	$(83,724)
As of December 31, 2016, 2015 and 2014, we had cash and cash equivalents of $181.2 million, $103.5 million and $145.2 million, respectively. These balances consist primarily of highly liquid money market funds. Our cash and cash equivalents, at any time, include amounts paid to us in advance by customers for the purpose of reimbursing their revenue cycle operations costs. See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in this Annual Report on Form 10-K for additional information. We expect that the combination of our current liquidity and expected additional cash generated from operations will be sufficient to satisfy our anticipated cash requirement through at least the next twelve months.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Operating Activities
Cash used in operating activities increased by $63.1 million, from cash used of $23.8 million for the year ended December 31, 2015, to cash used of $86.9 million for the year ended December 31, 2016. The increase resulted from the decrease in net cash generated from customer contracting activities and unfavorable changes in working capital primarily related to the change to an operating partner model with Ascension as employee costs are paid as incurred as opposed to the longer payment cycle associated with reimbursements under the co-managed model.
Investing Activities
Cash used in investing activities decreased by $10.7 million from $22.3 million for the year ended December 31, 2015, to $11.6 million for the year ended December 31, 2016. Cash used in investing activities decreased primarily due to a year-over-year decline in purchases of computer software and lower spending on leasehold improvements related the on-going build out of a new shared service center. Cash used was offset by cash provided of $1.0 million from proceeds received from the maturation of short-term investments.
Financing Activities
Cash provided by financing activities increased by $171.5 million for the year ended December 31, 2016, primarily due to the investment of $200 million by the Investor in connection with the Transaction offset by transaction costs of $21.3 million.
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
Future Capital Needs
In connection with our strategic initiatives, we plan to continue to enhance customer service by continuing our investment in technology to enable our systems to more effectively integrate with our customers’ existing technologies. We plan to continue to deploy resources to strengthen our information technology infrastructure in order to drive additional value for our customers. We also continue to invest in our shared services capabilities. We also plan on expanding our capabilities in India which will require investments. We may also selectively pursue acquisitions and/or strategic relationships that will enable us to broaden or further enhance our offerings.
Additionally, new business development remains a priority as we plan to continue to boost our sales and marketing efforts. We plan to continue to add experienced personnel to our sales organization, develop more disciplined sales processes, and create an integrated marketing capability.

Contractual Obligations
Leases
The following table presents our obligations and commitments to make future minimum rental payments under all non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2016 (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Future minimum rental payments	$5,962	$6,365	$5,957	$5,393	$4,198	$10,511	$38,386
We rent office space and equipment under a series of operating leases, primarily for our Chicago corporate office, shared services centers and India operations. Our leases contain various rent holidays and rent escalation clauses and entitlements for tenant improvement allowances. Lease payments are amortized to expense on a straight-line basis over the lease term.
Uncertain Tax Positions
We have a $0.3 million liability for uncertain tax positions as of December 31, 2016. These have been excluded from the "Contractual Obligations" table as we cannot reasonably estimate the period of cash settlement for the tax positions presented in our financial statements as a reduction of our deferred tax asset.
Off-Balance Sheet Arrangements
Other than operating leases for office space and the revolving credit facility as noted above, there were no off-balance sheet transactions, arrangements or other relationships with other persons in 2016, 2015 or 2014 that would have affected or are likely to affect our liquidity or the availability of, or requirements for, capital resources.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk
Interest Rate Sensitivity. Our interest income is primarily generated from interest earned on operating cash accounts. Our exposure to market risks related to interest expense as of December 31, 2016 was limited to interest earned on our cash, cash equivalents and restricted cash equivalents. We do not enter into interest rate swaps, caps or collars or other hedging instruments. As a result, we believe that the risk of a significant impact on our operating income from interest rate fluctuations is not material.
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee because a portion of our operating expenses are incurred by our subsidiary in India and are denominated in Indian rupees. However, we do not generate any revenues outside of the United States. For the years ended December 31, 2016, 2015 and 2014, 8%, 7% and 5% , respectively, of our expenses were denominated in Indian rupees and as of December 31, 2016, 2015 and 2014, we had net assets of $15.8, $11.8, $8.9 million in India. As a result, we believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial.

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

Overview

As previously disclosed under "Item 9A - Controls and Procedures" in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2014 and 2015, or the 2014 and 2015 10-Ks, we concluded that our internal control over financial reporting was not effective as a result of the material weaknesses identified in the 2014 and 2015 10-Ks.

Our management was committed to the planning and implementation of remediation efforts to address all material weaknesses. These remediation efforts, summarized below, were implemented to address the identified material weaknesses and to enhance our control environment.

During 2014, 2015 and 2016, numerous changes were made throughout our organization and significant actions have been undertaken to reinforce the importance of a strong control environment, including training and other steps designed to strengthen and enhance our control culture.

To remediate the control environment deficiencies previously identified, our leadership team, including our audit committee of the Board, or Audit Committee, Chief Executive Officer, and the Chief Financial Officer, have reaffirmed and reemphasized the importance of internal control, control consciousness and a strong control environment. In addition, we developed and implemented a remediation plan to address the 2014 and 2015 identified material weaknesses.

Our plan used to remediate these deficiencies included the following actions:

•	adopted new accounting policies for revenue recognition and software capitalization;

•	implemented periodic reviews with the relevant internal process owners of tangible and intangible asset acquisitions and dispositions to ensure proper accounting;

•	established a contract governance committee to oversee all contracting activity;

•	completed the implementation of a robust contract governance structure to assure appropriate administration, compliance and accounting treatment for new or amended contract terms;

•	established a contracting boundaries protocol to clarify the delegation of contracting authority to personnel involved in establishing customer contract terms;

•	appointed experienced professionals to key leadership positions;

•	established a new reporting structure with more clearly defined accountabilities;

•
hired additional accounting personnel with appropriate backgrounds and skill sets, including professionals with certified public accountant qualifications, master’s degrees and public accounting experience and created new positions for a Director of Revenue and a Director of Taxes;

•	implemented a new internal reporting model and performance metrics based on cash flow performance;

•	centralized certain accounting functions and revised organizational structures to enhance accurate reporting and ensure appropriate accountability;

•	established a formal delegation of authority from the Board of Directors to management with further delegation to accountable personnel;

•	expanded the use of our financial reporting systems to facilitate more robust analysis of operating performance, budgeting and forecasting;

•	strengthened our current disclosure committee with formalized processes to enhance the transparency of our external financial reporting;

•	finalized our transition to the 2013 Committtee of Sponsoring Organizations, or COSO, framework;

•	strengthened our information technology general controls;

•	implemented and executed a year round internal controls testing and monitoring program; and

•	enhanced our Sarbanes-Oxley compliance procedures.

Management’s Report on Internal Control Over Financial Reporting

Management has responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making its assessment, management has utilized the criteria set forth by the COSO of the Treadway Commission in Internal Control-Integrated Framework (2013). Management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2016. The Company’s internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP as stated in their report which appears on page 61.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Other than matters discussed in this Item 9A, there have been no changes in our internal control over financial reporting since our last Quarterly Report filed on Form 10-Q for the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
of R1 RCM Inc.

We have audited R1 RCM Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). R1 RCM Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, R1 RCM Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of R1 RCM Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 1, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Chicago, Illinois
March 1, 2017

Item 9B.	Other Information
None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item with respect to our directors and executive officers will be contained in our 2017 Proxy Statement under the caption "Information About Our Directors, Officers and 5% Stockholders" and is incorporated in this report by reference.
The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance will be contained in our 2017 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated in this report by reference.
The information required by this item with respect to corporate governance matters will be contained in our 2017 Proxy Statement under the caption "Corporate Governance" and is incorporated in this report by reference.
Code of Ethics
We have adopted a code of business conduct and ethics that applies to our directors and officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) as well as our employees. Copies of our code of business conduct and ethics are available without charge upon written request directed to Corporate Secretary, R1 RCM Inc., 401 N. Michigan Avenue, Suite 2700, Chicago, Illinois, 60611. Additionally, copies are available without charge online at http://ir.r1rcm.com/phoenix.zhtml?c=234481&p=irol-govhighlights.

Item 11.	Executive Compensation

Information required to be furnished by Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K regarding executive compensation will be included in our 2017 Proxy Statement, and is herein incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We maintain an Amended and Restated Stock Option Plan, or the 2006 Plan, and a Second Amended and Restated 2010 Stock Incentive Plan, or the 2010 Amended Plan, and together with the 2006 Plan, the Plans. Under the 2010 Amended Plan we may issue up to a maximum of 46,374,756 shares, including any shares that remained available for issuance under the 2006 Plan as of the date of the IPO and any shares subject to awards that were outstanding under the 2006 Plan as of the date of the IPO that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us without the issuance of shares thereunder. We will not make any further grants under the 2006 Plan. The 2010 Amended Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and and other share-based awards. As of December 31, 2016, 15,581,377 shares were available for future grants of awards under the 2010 Amended Plan. However, to the extent that previously granted awards under the 2006 Plan or 2010 Amended Plan expire, terminate or are otherwise surrendered, canceled or forfeited, the number of shares available for future awards under the 2010 Amended Plan will increase.
The following table summarizes information about the securities authorized for issuance under our equity compensation plans as of December 31, 2016:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Restricted Stock Units	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a))
Equity compensation plans approved by stockholders (1)(2)	18,061,580	$5.44	18,831,652
Equity compensation plans not approved by stockholders (3)(4)	3,703,801	$9.97	—
Total	20,418,607	$—	18,831,652

(1)Includes 16,714,806 outstanding stock options awarded under our 2006 Plan and 2010 Amended Plan and 1,346,774 restricted stock units awarded under our 2010 Amended Plan. Since the restricted stock units have no exercise price, they are not included in the weighted-average exercise price calculation in column b.
(2)Excludes 5,862,712 shares of RSAs that were unvested and not forfeited as of December 31, 2016.
(3)Represents stock option inducement grants made pursuant to the NYSE inducement grant rules.
(4)Excludes 49,972 shares of restricted stock that were unvested and not forfeited as of December 31, 2016.

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

The information required by this item with regard to security ownership of certain beneficial owners and management will be contained in our 2017 Proxy Statement under the caption "Information About Our Directors, Officers and 5% Stockholders - Security Ownership of Certain Beneficial Owners and Management" and is incorporated in this report by reference.

The information required by this item with regard to securities authorized for issuance under equity compensation plans will be contained in our 2017 Proxy Statement under the caption "Executive Compensation - Securities Authorized for Issuance under our Equity Compensation Plans" and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in our 2017 Proxy Statement under the captions "Related-Party Transactions" and "Corporate Governance" and is incorporated in this report by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item will be contained in our 2017 Proxy Statement under the caption "Ratification of the Selection of Independent Registered Public Accounting Firm" and is incorporated in this report by reference.

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

R1 RCM INC.

By:	/s/ Joseph Flanagan
Joseph Flanagan
President, Chief Executive Officer and Chief Operating Officer

By:	/s/ Christopher Ricaurte
Christopher Ricaurte
Chief Financial Officer and Treasurer
Date: March 1, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Flanagan Joseph Flanagan	President, Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)	March 1, 2017

/s/ Christopher Ricaurte Christopher Ricaurte	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 1, 2017

/s/ Richard Evans Richard Evans	Principal Accounting Officer	March 1, 2017

/s/ Steven J. Shulman Steven J. Shulman	Chairman of the Board	March 1, 2017

/s/ Charles J. Ditkoff Charles J. Ditkoff	Director	March 1, 2017

/s/ John B. Henneman III John B. Henneman III	Director	March 1, 2017

/s/ Joseph R. Impicciche Joseph R. Impicciche	Director	March 1, 2017

/s/ Alex J. Mandl Alex J. Mandl	Director	March 1, 2017

/s/ Neal Moszkowski Neal Moszkowski	Director	March 1, 2017

/s/ Ian Sacks Ian Sacks	Director	March 1, 2017

/s/ Anthony J. Speranzo Anthony J. Speranzo	Director	March 1, 2017

R1 RCM Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
of R1 RCM Inc.

We have audited the accompanying consolidated balance sheets of R1 RCM Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of R1 RCM Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), R1 RCM Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP
Chicago, Illinois
March 1, 2017

R1 RCM Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$181,176	$103,497
Short-term investments	—	1,023
Accounts receivable, net	3,985	10,194
Accounts receivable, net - related party	1,831	—
Prepaid income taxes	3,818	1,102
Prepaid expenses and other current assets	13,804	10,924
Total current assets	204,614	126,740
Property, equipment and software, net	32,789	27,217
Non-current deferred tax asset	169,916	300,825
Restricted cash equivalents	1,500	1,500
Other assets	6,240	4,007
Total assets	$415,059	$460,289
Liabilities
Current liabilities:
Accounts payable	7,947	5,306
Current portion of customer liabilities	69,713	202,516
Current portion of customer liabilities - related party	14,175	—
Accrued compensation and benefits	24,789	9,062
Other accrued expenses	18,485	15,743
Total current liabilities	135,109	232,627
Non-current portion of customer liabilities	1,000	432,477
Non-current portion of customer liabilities - related party	110,032	—
Other non-current liabilities	9,659	8,498
Total liabilities	$255,800	$673,602

8.00% Series A convertible preferred stock: par value $0.01 per share, 370,000 authorized, 210,160 shares issued and outstanding as of December 31, 2016; no shares authorized or issued as of December 31, 2015 (aggregate liquidation value of $214,363 as of December 31, 2016)	171,593	—
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 500,000,000 shares authorized, 116,425,524 shares issued and 106,659,542 shares outstanding at December 31, 2016; 113,259,408 shares issued and 107,715,436 shares outstanding at December 31, 2015	1,164	1,133
Additional paid-in capital	349,198	322,492
Accumulated deficit	(304,702)	(481,773)
Accumulated other comprehensive loss	(2,843)	(2,488)
Treasury stock, at cost, 9,765,982 shares as of December 31, 2016; 5,543,972 shares as of December 31, 2015	(55,151)	(52,677)
Total stockholders’ equity (deficit)	(12,334)	(213,313)
Total liabilities and stockholders’ equity (deficit)	$415,059	$460,289

See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Net services revenue ($461.4 million from related party for the 12 months ended December 31, 2016 and $0 million from related party for the year ended December 31, 2015 and 2014, respectively.)	$592,557	$117,239	$210,140
Operating expenses:
Cost of services	199,697	168,977	182,144
Selling, general and administrative	74,137	74,963	69,883
Other	20,822	9,343	86,766
Total operating expenses	294,656	253,283	338,793
Income (loss) from operations	297,901	(136,044)	(128,653)
Net interest income	297	231	302
Income (loss) before income tax provision	298,198	(135,813)	(128,351)
Income tax provision (benefit)	121,127	(51,557)	(48,731)
Net income (loss)	$177,071	$(84,256)	$(79,620)
Net income (loss) per common share:
Basic	$0.65	$(0.87)	$(0.83)
Diluted	$0.65	$(0.87)	$(0.83)
Weighted average shares used in calculating net income (loss) per common share:
Basic	100,160,206	96,806,885	95,760,762
Diluted	100,160,206	96,806,885	95,760,762
Consolidated statements of comprehensive income (loss)
Net income (loss)	177,071	(84,256)	(79,620)
Other comprehensive loss:
Foreign currency translation adjustments	(355)	(725)	(304)
Comprehensive income (loss)	$176,716	$(84,981)	$(79,924)

Reconciliation of net income (loss) to income (loss) available to common shareholders:
Basic:
Net income (loss)	$177,071	$(84,256)	$(79,620)
Less dividends on preferred shares	(62,684)	—	—
Less income allocated to preferred shareholders	(48,955)	—	—
Net income (loss) available/allocated to common shareholders - basic	$65,432	$(84,256)	(79,620)
Diluted:
Net income (loss)	$177,071	$(84,256)	$(79,620)
Less dividends on preferred shares	(62,684)	—	—
Less income allocated to preferred shareholders	(48,955)	—	—
Net income (loss) available/allocated to common shareholders - diluted	$65,432	$(84,256)	$(79,620)
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated other comprehensive (loss)	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2014	100,525,241	$1,005	(4,514,330)	$(50,700)	$283,439	$(317,897)	$(1,459)	$(85,612)
Share-based compensation expense	—	—	—	—	27,181	—	—	27,181
Deferred tax asset write off including shortfall of $176					(3,521)			(3,521)
Exercise of vested stock options	—	—	—	—	—	—	—	—
Issuance of common stock related to share-based compensation plans	2,365,000	24	—	—	(24)	—	—	—
Treasury stock purchases	—	—	(263,892)	(370)	—	—	—	(370)
Foreign currency translation adjustments	—	—	—	—	—	—	(304)	(304)
Net income	—	—	—	—	—	(79,620)	—	(79,620)
Balance at December 31, 2014	102,890,241	$1,029	(4,778,222)	$(51,070)	$307,075	$(397,517)	$(1,763)	$(142,246)
Share-based compensation expense	—	—	—	—	29,236	—	—	29,236
Deferred tax asset write off including windfall of $15	—	—	—	—	(15,262)	—	—	(15,262)
Issuance of common stock related to share-based compensation plans	8,994,729	90	—	—	(90)	—	—	—
Exercise of vested stock options	1,374,438	14	—	—	1,533	—	—	1,547
Treasury stock purchases	—	—	(765,750)	(1,607)	—	—	—	(1,607)
Foreign currency translation adjustments	—	—	—	—	—	—	(725)	(725)
Net income (loss)	—	—	—	—	—	(84,256)	—	(84,256)
Balance at December 31, 2015	113,259,408	$1,133	(5,543,972)	$(52,677)	$322,492	$(481,773)	$(2,488)	$(213,313)
Share-based compensation expense	—	—	—	—	30,183	—	—	30,183
Deferred tax asset write off including shortfall of $3,526	—	—	—	—	(10,687)	—	—	(10,687)
Issuance of common stock related to share-based compensation plans	3,071,876	31	—	—	(31)	—	—	—
Exercise of vested stock options	94,240	—	—	—	165	—	—	165
Beneficial conversion feature	—	—	—	—	48,320	—	—	48,320
Issuance of stock warrants	—	—	—	—	21,440	—	—	21,440
Dividends paid/accrued dividends	—	—	—	—	(14,364)	—	—	(14,364)
Deemed preferred stock dividend	—	—	—	—	(48,320)	—	—	(48,320)
Treasury stock purchases	—	—	(4,222,010)	(2,474)	—	—	—	(2,474)
Foreign currency translation adjustments	—	—	—	—	—	—	(355)	(355)
Net income (loss)	—	—	—	—	—	177,071	—	177,071
Balance at December 31, 2016	116,425,524	$1,164	(9,765,982)	$(55,151)	$349,198	$(304,702)	$(2,843)	$(12,334)
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net income (loss)	$177,071	$(84,256)	$(79,620)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	10,198	8,462	6,047
Share-based compensation	29,834	29,236	27,181
Loss on disposal	207	—	1,604
Provision (recovery) for doubtful receivables	5	(46)	(430)
Deferred income taxes	121,834	(52,690)	(49,227)
Excess tax benefit from share-based awards	—	—	(176)
Reimbursed tenant improvements	1,419	—	—
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	4,373	(5,709)	20,548
Restricted cash equivalents	—	(1,500)	—
Prepaid income taxes	(2,770)	5,058	3,794
Prepaid expenses and other assets	(6,920)	(7,465)	(47)
Accounts payable	1,197	(7,162)	8,251
Accrued compensation and benefits	15,747	(5,918)	3,174
Other liabilities	1,018	248	(3,312)
Customer liabilities and customer liabilities - related party	(440,073)	97,930	(15,023)
Net cash used in operating activities	(86,860)	(23,812)	(77,236)
Investing activities
Purchase of short-term investments	—	(1,023)	—
Purchases of property, equipment, and software	(12,635)	(21,275)	(6,034)
Proceeds from maturation of short-term investments	1,023	—	—
Net cash used in investing activities	(11,612)	(22,298)	(6,034)
Financing activities
Series A convertible preferred stock and warrant issuance, net of issuance costs	178,669	—	—
Excess tax benefit from share-based awards	—	—	176
Exercise of vested stock options	165	1,547	—
Purchase of treasury stock	(2,439)	(1,607)	(370)
Restricted cash release from letter of credit	—	5,000	—
Net cash provided by (used in) financing activities	176,395	4,940	(194)
Effect of exchange rate changes in cash	(244)	(500)	(260)
Net increase (decrease) in cash and cash equivalents	77,679	(41,670)	(83,724)
Cash and cash equivalents, at beginning of year	103,497	145,167	228,891
Cash and cash equivalents, at end of year	$181,176	$103,497	$145,167
Supplemental disclosures of cash flow information
Accrued dividends payable to Preferred Stockholders	$4,203	$—	$—
Accrued liabilities related to purchases of property, equipment and software	$2,447	$411	$—
Accounts payable related to purchases of property, equipment and software	$2,027	$565	$863
Income taxes paid	$(1,111)	$(1,088)	$(801)
Income taxes refunded	$666	$1,441	$3,014

See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Notes to Consolidated Financial Statements

Note 1. Description of Business

R1 RCM Inc. (the "Company") is a leading provider of revenue cycle management ("RCM") services and physician advisory services ("PAS") to healthcare providers. The Company helps healthcare providers generate sustainable improvements in their operating margins and cash flows while also enhancing patient, physician and staff satisfaction for its customers.The Company achieves these results for its customers by managing healthcare providers’ revenue cycle operations, which encompass processes including patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections from patients and payers. The Company does so by deploying a unique operating model that leverages its extensive healthcare site experience, innovative technology and process excellence.

The Company's primary service offering consists of end-to-end RCM, which encompasses patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections. The Company deploys its RCM services through a co-managed relationship or an operating partner relationship. Under a co-managed relationship, the Company leverages its customers’ existing RCM staff and processes, and supplements them with our infused management, subject matter specialists, proprietary technology and other resources. Under an operating partner relationship, the Company provides comprehensive revenue cycle infrastructure to providers, including all revenue cycle personnel, technology, and process workflow. The Company also offers modular services, allowing customers to engage the Company for only specific components of our end-to-end RCM service offering. The Company's PAS offering complements the Company's RCM offering by strengthening customer’s compliance with certain third-party payer requirements and limiting denials of claims. For example, the Company's PAS offering helps customers determine whether to classify a hospital visit as an in-patient or an out-patient observation case for billing purposes.
On February 16, 2016, the Company entered into a long-term strategic partnership with Ascension Health Alliance, the parent of the Company's largest customer and the nation’s largest Catholic and non-profit health system, and TowerBrook Capital Partners ("TowerBrook"), an investment management firm (the "Transaction"). As part of the Transaction, the Company amended and restated its Master Professional Services Agreement ("A&R MPSA") with Ascension Health ("Ascension") effective February 16, 2016 with a term of ten years. Pursuant to the A&R MPSA and with certain limited exceptions, the Company will become the exclusive provider of RCM services and PAS with respect to acute care services provided by the hospitals affiliated with Ascension that execute supplement agreements with the Company.
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

R1 RCM Inc.
Notes to Consolidated Financial Statements

Revenue Recognition
Revenue is generally recognized when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured.
Net service fees, as reported in the consolidated statement of operations and comprehensive income (loss), consist of: (a) RCM services fees and (b) professional service fees earned on a fixed fee, transactional fee or time and materials basis. The Company’s primary source of revenue is RCM services fees. RCM services fees are primarily contingent, but along with fixed fees are generally viewed as one deliverable. To the extent that certain RCM services fees are fixed and not subject to refund, adjustment or concession, such fees are generally recognized as revenue on a straight-line basis over the term of the contract.
On a limited basis, the Company enters into contracts with multiple accounting elements which may include a combination of fixed fee or transactional fee elements. The selling price of each element is determined by using management's best estimate of selling price. Revenues are recognized in accordance with the accounting policies for the separate elements.
RCM services fees that are contingent in nature are recognized as revenue once all the criteria for revenue recognition are met, which is generally at the end of a contract or other contractual agreement event. Revenue is recognized for RCM services fees upon the contract reaching the end of its stated term (such that the contractual relationship will not continue in its current form) to the extent that: (i) cash has been received for invoiced fees and (ii) there are no disputes at the conclusion of the term of the contract.
If fees or services are disputed by a customer at the end of a contract, a settlement agreement entered into with the customer triggers revenue recognition. An other "contractual agreement event" occurs when a renewal, amendment to an existing contract, or other settlement agreement is executed in which the parties reach agreement on prior fees. Revenue is recognized up to the amount covered by such agreements.
RCM services fees consist of the following contingent fees: (i) Net Operating Fees and (ii) Incentive Fees.
Net Operating Fees
The Company generates net operating fees to the extent the Company is able to assist customers in reducing the cost of revenue cycle operations. The Company’s net operating fees consist of:
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
Incentive Fees
The Company generates revenue in the form of performance-based fees when the Company improves the customers’ financial or operational metrics. These performance metrics vary by customer contract. However, certain contracts contain a contract-to-date performance metric that is not resolved until the end of the term of the contract.

R1 RCM Inc.
Notes to Consolidated Financial Statements

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
Consulting Fees, Transaction Fees and Contingent Service Fees
The Company also generates revenue from fixed-fee arrangements, transactional service contracts and contingent-fee service contracts. Provided all other criteria of revenue recognition are met under Accounting Standards Codification ("ASC") 605, Revenue Recognition, revenue under these arrangements is recognized as services are performed, deliverables are provided and related contingencies are removed. All related direct costs are recorded as period costs when incurred. Such consulting fees, transactional fees and contingent service fees are generated from services such as physician advisory services and other related consulting services.
Cost of Services
Costs associated with generating the Company’s net services revenue, including the cost of operating its shared services centers, are expensed as incurred. Cost of services consist of (i) infused management, on site revenue cycle employees and technology costs, (ii) shared services costs and (iii) other costs to perform physician advisory services. Infused management and technology costs consist primarily of wages, bonuses, benefits, share-based compensation, travel and other costs associated with deploying the Company’s employees at customer sites to help manage the Company’s customers’ revenue cycle operations. The other significant portion of such expenses is an allocation of the costs associated with maintaining, improving and deploying our integrated proprietary technology suite. Shared services costs relate to the Company’s shared services centers in the U.S. and India that perform patient scheduling and pre-registration, medical transcription, cash posting, reconciliation of payments to billing records, patient follow-up and Medicaid eligibility determination for our customers. The Company incurs expenses related to salaries and benefits for employees in its shared services centers and non-payroll costs associated with operating its shared services centers. Other expenses consist of costs related to managing PAS and other services. These expenses consist primarily of wages, bonuses, benefits, share-based compensation and facilities costs.
Comprehensive Income (Loss)
Comprehensive income (loss) is the net income (loss) of the Company combined with other changes in stockholders’ equity (deficit) not involving ownership interest changes. For the Company, such changes are foreign currency translation adjustments.

R1 RCM Inc.
Notes to Consolidated Financial Statements

Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Short-term Investments
At December 31, 2015 the Company's Indian subsidiaries had invested in $1.0 million of time deposits with an original maturity greater than three months. The Company's time deposits were classified as "held-to-maturity" as the Company had both the intent and ability to hold to maturity. The current value was not materially different than the fair value.
Restricted Cash Equivalents
In 2015 and 2016, restricted cash equivalents represent the amount of certificate of deposits ("CDs"), with a maturity of three months or less, that the Company is unable to access for operational purposes as the CDs collateralize the Company's corporate travel program. At December 31, 2015 and December 31, 2016, the Company had $1.5 million in restricted cash equivalents.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable is comprised of unpaid balances pertaining to non-RCM services fees and net receivable balances for RCM customers after considering cost reimbursements owed to such customers, including related accrued balances.
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
Property, Equipment and Software
Property, equipment and software are stated at cost, and related depreciation and amortization are calculated on the straight-line method over the estimated useful lives of the assets.
The Company capitalizes qualifying internal and third-party costs and hardware and software costs related to the Company’s software development activities in accordance with GAAP. The Company amortizes the capitalized software development costs over their estimated life on a straight-line basis.
The major classifications of property, equipment and software and their expected useful lives are as follows:

Computers and other equipment	3 years
Leasehold improvements	Shorter of 10 years or lease term
Office furniture	5 years
Software	3 years
Impairment of Long-Lived Assets
Property, equipment, software and other acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If circumstances require a long-lived asset or asset group be reviewed for possible impairment, the Company first

R1 RCM Inc.
Notes to Consolidated Financial Statements

compares undiscounted cash flows expected to be generated by each asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. There was no impairment of property, equipment, software or other acquired intangible assets for the years ended December 31, 2016, 2015 and 2014.
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
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest amount of benefit that has a greater than 50% percent likelihood of being realized upon ultimate settlement. Interest and penalties relating to income taxes are recognized in our income tax provision in the consolidated statements of operations and comprehensive income (loss).
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

R1 RCM Inc.
Notes to Consolidated Financial Statements

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
To determine the fair value of a share-based award using Monte Carlo simulations, the Company makes assumptions regarding the risk-free interest rate, expected future volatility, expected dividend yield and performance period. The risk-free rate is based on the U.S. treasury yield curve in effect at the time of grant. The Company estimates the expected volatility of the share price by reviewing the historical volatility levels of its common stock in conjunction with that of public companies that operate in similar industries or are similar in terms of stage of development or size and then projecting this information toward its future expected volatility. Dividend yield is determined based on the Company’s future plans to pay dividends. The Company had no plans to do so at December 31, 2016. The Company calculates the performance period based on the specific market condition to be achieved and derived from historical data and estimates of future performance.
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
The fair value of modifications to share-based awards is generally estimated using the Black-Scholes option pricing model. If a share-based compensation award is modified after the grant date, incremental compensation expense, if any, is recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Incremental compensation expense for vested awards is recognized immediately. For unvested awards, the sum of the incremental compensation expense and the remaining unrecognized compensation expense for the original award on the modification date is recognized over the modified service period.
Treasury Stock
The Company records treasury stock at the cost to acquire such shares, including commissions paid to brokers. Treasury stock is included as a component of stockholders’ equity (deficit).
Earnings (Loss) Per Share
Basic net income per share is computed by dividing net income, less any dividends, accretion or decretion, redemption or induced conversion on the Preferred Stock, by the weighted average number of common shares outstanding during the period. As the Preferred Stock (as defined in Note 8) participates in dividends alongside the Company’s common stock (per their participating dividends), the Preferred Stock would constitute participating

R1 RCM Inc.
Notes to Consolidated Financial Statements

securities under ASC 260-10 and are applied to earnings per share using the two-class method. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends.

R1 RCM Inc.
Notes to Consolidated Financial Statements

Note 3. Recent Accounting Pronouncements

Recently Issued Accounting Standards and Disclosures

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes the revenue recognition requirements in Accounting Standard Codification 605, Revenue Recognition ("ASC 605"). ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within such reporting period, with early application permitted. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period presented, or the modified retrospective method (which we have previously referred to as the cumulative effect method), in which case the cumulative effect of applying the standard would be recognized as of the date of initial application.

The Company adopted the standard, effective January 1, 2017, using the modified retrospective method. Under this method, we could elect to apply the cumulative effect method to either all contracts as of the date of initial application or only to contracts that are not complete as of that date. We elected to apply the modified retrospective method to contracts that are not complete as of the date of initial application.
As part of adopting the standard, the Company identified two main revenue streams: 1) fees from its end-to-end revenue cycle offering, and 2) fees from its PAS offering. The adoption of the standard is expected to have a material impact on the Company’s consolidated financial statements with the most significant impact being the recognition of revenue at the time services are provided or as the significant uncertainty related to variable fees for incentives is resolved for its end-to-end revenue cycle base and incentive fees. Prior to adopting the standard, the Company recognized these revenues that are contingent in nature when all revenue recognition criteria had been met, which was generally at the end of a contract or other contractual agreement event. Adoption of the standard is not expected to have significant impact on the Company’s PAS revenue stream or its fixed fee arrangements. Additionally, the Company does not anticipate a change in cost capitalization resulting from the application of the fulfillment cost guidance and will continue to capitalize such costs that relate directly to a contract, generate or enhance resources the Company uses to satisfy future performance obligations, and are expected to be recovered, see note 17.
The cumulative impact of adopting the standard on January 1, 2017 is an increase in stockholders' equity (deficit), which at December 31, 2016 was $(12.3) million, of between $110 million and $115 million and a decrease to deferred customer billings partially offset by a decrease to deferred tax assets.

In April 2015, the FASB issued ASU No. 2015-05, Customers Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). The Company adopted ASU 2015-05 on the required date of January 1, 2016 using the prospective method. For the year ended December 31, 2016, the Company did not enter into any new, material arrangements covered by this standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which supersedes existing guidance on accounting for leases in Topic 840, Leases. ASU 2016-02 generally requires all leases to be recognized in the statement of financial position. The provisions of ASU 2016-02 are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of this prospective guidance on its consolidated financials.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures,

R1 RCM Inc.
Notes to Consolidated Financial Statements

and statutory tax withholding requirements, as well as classification in the statement of cash flows. Additionally, ASU 2016-09 eliminates additional paid-in capital pools and requires excess tax benefits and tax deficiencies to be recognized as a component of income tax expense rather than equity. Under the new standard, entities can make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The provisions of ASU 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. The Company adopted ASU 2016-19 on a prospective basis effective January 1, 2017 and the Company will record forfeitures as they occur rather than estimating expected forfeitures. The Company expects to record the cumulative impact of applying this guidance to retained earnings, which is estimated to increase between $1.0 million and $2.0 million.

ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-18 is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the Consolidated Statement of Cash Flows. The ASU requires that the Consolidated Statement of Cash Flows explain the change in total cash and equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. ASU 2016-18 also requires a reconciliation between the total of cash and equivalents and restricted cash presented on the Consolidated Statement of Cash Flows and the cash and equivalents balance presented on the Consolidated Balance Sheet. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The guidance requires application using a retrospective transition method. The Company is currently evaluating the impact of the adoption of this prospective guidance on its consolidated financials.
Note 4. Fair Value of Financial Instruments
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
The carrying amounts of the Company’s financial instruments, which include financial assets such as cash and cash equivalents, restricted cash, restricted cash equivalents, accounts receivable, amounts due from related party, short-term investments and certain other current assets, as well as financial liabilities such as accounts payable, accrued service costs, accrued compensation and benefits and certain other accrued expenses, approximate their fair values, due to the short-term nature of these instruments. The Company does not have any financial assets or liabilities that are required to be measured at fair value on a recurring basis.

R1 RCM Inc.
Notes to Consolidated Financial Statements

Note 5. Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is comprised of unpaid balances pertaining to non-RCM services fees and net receivable balances for RCM customers after considering cost reimbursements owed to such customers, including related accrued balances.
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
Movements in the allowance for doubtful accounts are as follows (in thousands):

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2016	2015
	(unaudited)
Beginning balance	$99	$314
(Recoveries) provision	5	(46)
Write-offs	(38)	(169)
Ending balance	$66	$99

Note 6. Property, Equipment and Software
Property, equipment and software consist of the following (in thousands):

	December 31,
	2016	2015
Computer and other equipment	$23,291	$21,348
Leasehold improvements	16,017	17,851
Software	28,131	22,302
Office furniture	4,867	4,888
Property and equipment and software, gross	72,306	66,389
Less accumulated depreciation and amortization	(39,517)	(39,172)
Property and equipment and software, net	$32,789	$27,217
During the year ended December 31, 2016, the Company wrote-off approximately $9.1 million in fully depreciated assets that were no longer in service.
The following table summarizes the allocation of depreciation and amortization expense between cost of services and selling, general and administrative expenses (in thousands):

R1 RCM Inc.
Notes to Consolidated Financial Statements

	For the Year Ended December 31,
	2016	2015	2014
Cost of services	$9,492	$7,536	$4,603
Selling, general and administrative	706	926	1,444
Total depreciation and amortization	$10,198	$8,462	$6,047
Note 7. Customer Liabilities
Customer liabilities consist of the following (in thousands):

	December 31,	December 31,
	2016	2015
Deferred customer billings, current	$68,173	$130,124
Accrued service costs, current (1)	14,768	70,656
Customer deposits, current (1)	947	1,641
Deferred revenue, current	—	95
Current portion of customer liabilities	83,888	202,516
Deferred customer billings, non-current (2)	$110,032	$431,944
Customer deposits, non-current	—	533
Deferred revenue, non-current	$1,000	$—
Non current portion of customer liabilities	$111,032	$432,477
Total customer liabilities	$194,920	$634,993

(1) Includes $13.2 million and $1.0 million in current accrued service costs and customer deposits, respectively, for a related party that are included in the current portion of customer liabilities - related party in the accompanying consolidated balance sheets at December 31, 2016.
(2) Includes $110.0 million in deferred customer billings for a related party that are included in the non-current portion of customer liabilities - related party in the accompanying consolidated balance sheets at December 31, 2016.

Note 8. Stockholders’ Equity (Deficit)
Preferred Stock and Warrant
The Company has 5,000,000 shares of authorized preferred stock, each with a par value of $0.01. The preferred stock may be issued from time to time in one or more series. The board of directors of the Company ("Board") is authorized to determine the rights, preferences, privileges and restrictions of the Company’s authorized but unissued shares of preferred stock. On February 16, 2016, at the close of the Transaction, the Company issued to TCP-ASC ACHI Series LLLP, a limited liability limited partnership jointly owned by Ascension Health Alliance and investment funds affiliated with TowerBrook (the "Investor"): (i) 200,000 shares of its 8.00% Series A Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock" or "Preferred Stock"), for an aggregate price of $200 million and (ii) an exercisable warrant to acquire up to 60 million shares of its common stock with an exercise price of $3.50 per common share and a term of ten years. The Series A Preferred Stock is immediately convertible into shares of common stock. As of December 31, 2015 and 2014, the Company did not have any shares of preferred stock outstanding. See Note 13, 8% Series A Convertible Preferred Stock, for additional information.

R1 RCM Inc.
Notes to Consolidated Financial Statements

Common Stock
Each outstanding share of the Company's common stock, par value $0.01 per share ("common stock"), is entitled to one vote per share on all matters submitted to a vote by shareholders. Subject to the rights of any preferred stock which may from time to time be outstanding, the holders of outstanding shares of common stock are entitled to receive dividends and, upon liquidation or dissolution, are entitled to receive pro rata all assets legally available for distribution to stockholders. No dividends were declared or paid on the common stock during 2016, 2015 and 2014.
Treasury Stock
On November 13, 2013, the Board authorized a repurchase of up to $50.0 million of the Company’s common stock in the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time at the sole discretion of the Board. Any repurchased shares will be available for use in connection with the Company’s stock plans and for other corporate purposes. The Company funds the repurchases from cash on hand. As of December 31, 2015, no shares of common stock had been repurchased under this plan. During the fourth quarter of 2016, the Company repurchased 158,557 shares of the Company stock for $0.4 million. No shares have been retired. As of December 31, 2016, the Company held in treasury 4,465,919 shares of repurchased stock.
Treasury stock also includes repurchases of Company stock related to employees’ tax withholding upon vesting of restricted shares. See Note 9, Share-Based Compensation.
Note 9. Share-Based Compensation
The Company maintains two stock incentive plans: the Amended and Restated Stock Option Plan (the "2006 Plan") and the Second Amended and Restated Stock 2010 Incentive Plan (the "2010 Amended Plan", together with the 2006 Plan, the "Plans"). In December 2016, the Company's stockholders approved the Second Amended and Restated 2010 Stock Incentive Plan, which authorized the issuance of an additional seventeen million shares of the Company's common stock pursuant to awards.
Under the Plans, the Company could issue (up to a maximum of 46,374,756 shares) any shares that remained available for issuance under the 2006 Plan as of the date of the IPO and any shares subject to awards that were outstanding under the 2006 Plan as of the date of the IPO that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company without the issuance of shares thereunder. The Company will not make any further grants under the 2006 Plan. The 2010 Amended Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards ("RSAs"), restricted stock units ("RSUs") and other share-based awards. As of December 31, 2016, 15,581,377 shares were available for future grants of awards under the 2010 Amended Plan. To the extent that previously granted awards under the 2006 Plan or 2010 Amended Plan expire, terminate or are otherwise surrendered, canceled or forfeited, the number of shares available for future awards under the 2010 Amended Plan will increase.
Under the terms of the Plans, all stock options will expire if they are not exercised within ten years of their grant date. Generally all employee options, RSAs and RSUs vest ratably between one and four years.
In 2014 and 2013, the Company granted service-based, non-qualified options to purchase 3,400,000 and 4,703,801 shares of common stock and awarded 1,000,000 and 400,000 shares of restricted stock, respectively, to key employees pursuant to inducement grant rules of the New York Stock Exchange ("NYSE"), of which 3,703,801 and 7,103,801 of the stock options were outstanding as of December 31, 2016 and 2015, respectively, and 41,630 and 1,399,980 of the shares of restricted stock were outstanding as of December 31, 2016 and 2015, respectively.
Also in 2014, pursuant to inducement grant rules of the NYSE, the Company granted a market-based award of 500,000 shares of restricted stock to the Chief Executive Officer. This RSA vests only when the average closing

R1 RCM Inc.
Notes to Consolidated Financial Statements

price of the Company’s stock price equals or exceeds twice the amount of the grant date stock price. As of December 31, 2016, this RSA was no longer outstanding.
The Company uses the Black-Scholes option pricing model to estimate the fair value of its service-based options as of its grant date. The Company uses the Monte Carlo simulations to estimate the fair value of its RSAs with vesting based on market-based performance conditions as of their respective grant dates. Expected life is based on the market condition to which the vesting is tied.
The following table sets forth the significant assumptions used in the Black-Scholes option pricing model and the Monte Carlo simulations and the calculation of share-based compensation expense during 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Expected dividend yield	—	—	—
Risk-free interest rate	1.2% to 2.06%	1.5% to 2.0%	1.9% to 2.2%
Expected volatility	45% - 50%	50%	50%
Expected term (in years)	5.96 to 6.30	6.25	6.25 to 7.50
Forfeitures	5.68% annually	5.68% annually	5.68% annually
Total share-based compensation costs that have been included in the Company’s consolidated statements of operations were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014

Share-Based Compensation Expense Allocation Details:
Cost of services	$6,137	$7,208	$6,668
Selling, general and administrative	21,965	24,463	13,503
Other costs	1,828	—	8,761
Total share-based compensation expense (1)	$29,930	$31,671	$28,932
(1) Includes $0.1 million, $2.4 million and $1.8 million in share-based compensation expense paid in cash during the years ended December 31, 2016 , 2015 and 2014, respectively.
There was $23.2 million, $47.2 million and $42.8 million of total, unrecognized share-based compensation expense related to stock options, RSAs and RSUs granted under the Plans, which the Company expects to recognize over a weighted-average period of 2.8 years, 2.9 years and 3.2 years as of December 31, 2016, 2015 and 2014, respectively. Refer to the consolidated statements of stockholders’ equity (deficit) for the tax benefits realized for the tax deductions from stock option exercises.

R1 RCM Inc.
Notes to Consolidated Financial Statements

Stock options
The following table sets forth a summary of all employee and non-employee option activity under all plans and inducement grants for the years ended December 31, 2016, 2015 and 2014:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	20,540,273	$11.77	7.4	$15,673
Granted	4,406,856	8.78
Exercised	—	—
Canceled/forfeited	(5,022,724)	13.17
Outstanding at December 31, 2014	19,924,405	10.91	6.9	9,444
Granted	2,231,504	5.60
Exercised	(1,374,438)	1.13
Canceled/forfeited	(5,521,205)	13.17
Outstanding at December 31, 2015	15,260,266	10.23	7.0	261
Granted	11,186,107	2.39
Exercised	(94,240)	1.93
Canceled/forfeited	(5,933,526)	9.22
Outstanding at December 31, 2016	20,418,607	6.26	7.9	256
Outstanding, vested and exercisable at December 31, 2014	9,605,505	$11.89	5.9	$15,096
Outstanding, vested and exercisable at December 31, 2015	11,879,209	$11.73	5.6	$9,444
Outstanding, vested and exercisable at December 31, 2016	7,993,168	$11.34	5.3	$15
The weighted-average grant date fair value of options granted during the years ended December 31, 2016, 2015 and 2014 was $1.07, $2.78 and $4.40 per share, respectively. The total intrinsic value of the options exercised in the years ended December 31, 2016 and 2015 was $0.1 million and $4.9 million, respectively. No options were exercised in the year ended December 31, 2014. The total fair value of options vested during the years ended December 31, 2016, 2015 and 2014 was $15.0 million, $14.9 million and $22.9 million, respectively.

R1 RCM Inc.
Notes to Consolidated Financial Statements

Restricted stock awards
In the third quarter of 2011, the Company began to grant RSAs to its employees. A summary of the activity during the years ended December 31, 2016, 2015 and 2014 is shown below:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested at January 1, 2014	458,299	$11.45
Granted	2,365,000	8.39
Vested	(127,084)	11.46
Forfeited	(218,750)	9.40
Outstanding and unvested at December 31, 2014	2,477,465	$8.71
Granted	8,994,729	3.34
Vested	(1,892,049)	5.24
Forfeited	(324,213)	7.61
Outstanding and unvested at December 31, 2015	9,255,932	$4.24
Granted	3,071,876	2.58
Vested	(3,361,336)	4.37
Forfeited	(3,103,760)	4.69
Outstanding and unvested at December 31, 2016	5,862,712	$3.01
The total fair value of RSAs vested during the years ended December 31, 2016, 2015 and 2014 was $14.7 million, $9.9 million and $1.5 million, respectively. The Company’s RSA agreements allow employees to deliver to the Company shares of stock upon vesting of their RSAs in lieu of their payment of the required personal employment-related taxes. The Company does not withhold taxes in excess of minimum required statutory requirements. During the years ended December 31, 2016, 2015 and 2014, employees delivered to the Company 996,510, 441,537 and 45,142 shares of stock, respectively, which the Company recorded at a cost of approximately $2.2 million, $1.6 million and $0.4 million, respectively. As of December 31, 2016, the Company held 1,529,937 shares of surrendered common stock in treasury related to the vesting of RSAs.
Forfeited and canceled RSAs are added to treasury stock. For the years ended December 31, 2016, 2015 and 2014, 3,103,760, 324,213 and 218,750 shares were respectively added to treasury stock due to canceled RSAs.
Restricted stock units
In the fourth quarter of 2016, the Company began to grant RSUs to its employees. A summary of the activity during the years ended December 31, 2016 is shown below:

R1 RCM Inc.
Notes to Consolidated Financial Statements

	Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested at December 31, 2015	—	$—
Granted	1,361,794	2.35
Vested	—	—
Forfeited	(15,020)	2.35
Outstanding and unvested at December 31, 2016	1,346,774	$2.35
The Company’s RSU agreements allow employees to receive shares of stock upon vesting of their RSUs. As of December 31, 2016, no RSUs had vested.
Modifications of share-based awards
During the second quarter of 2014, the Company modified the terms of awards granted to 39 employees (including the 13 who were affected in 2013) who were terminated under the 2013 restructuring plan to allow for the extension of the exercise period for vested options until such time as the Company's registration statement on Form S-8 had been effective for 60 consecutive days. Such modifications resulted in a net increase in share-based compensation expense of $2.3 million for the year ended December 31, 2014.
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
During the second quarter of 2013, the Company modified the terms of an award granted to Mary Tolan, the Company's former chief executive officer, in connection with her transition to the role of the Chairman of the Board of the Company. This modification allowed for the extension of the exercise period for options vested as of the date of the modification from 60 days following the termination of employment to the expiration of the original award (ten years from the grant date). This modification resulted in a net increase in share-based compensation expense of $1.5 million for the year ended December 31, 2014.
During the second quarter of 2014, the Company granted to the Chief Operating Officer (the "COO") retention equity awards subject to the approval of our stockholders of an amendment to our Amended 2010 Plan. In the event that the stockholders did not approve the amendment prior to December 31, 2014, then in lieu of the incentive equity awards, the COO would be entitled to receive cash payments following each date that any portion of such equity grant would have otherwise vested equal to: (i) for stock options, the difference between the exercise price and the closing price of the common stock on the vesting date and (ii) for restricted stock, the closing price of the common stock on the vesting date. The Company determined that stockholder approval to amend the 2010 Plan would not occur by December 31, 2014 and accrued for these grants at the value as explained above. For the years ended December 31, 2016, 2015 and 2014, the Company incurred $0.1 million, $0.6 million and $0.9 million of share-based compensation expense related to this grant, respectively.

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

R1 RCM Inc.
Notes to Consolidated Financial Statements

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
During the second quarter of 2016, in connection with the resignation of the Company's Chief Executive Officer, Chief Financial Officer and the Restructuring Plan as further described in Note 11, the vesting of certain options and RSAs was accelerated pursuant to the agreements previously entered into by the former employees and resulted in an increase of share-based compensation expense for the year ended December 31, 2016 of $7.0 million.
Note 10. Retirement Plan
The Company maintains a 401(k) retirement plan (the "401(k) plan") that is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. In general, all employees are eligible to participate. The 401(k) plan includes a salary deferral arrangement pursuant to which participants may elect to reduce their current compensation by up to the statutorily prescribed limit, equal to $18,000, $18,000 and $17,500 in 2016, 2015 and 2014, respectively, and have the amount of the reduction contributed to the 401(k) plan. The Company currently matches employee contributions up to 50% of the first 3% of base compensation that a participant contributes to the 401(k) plan. In 2016, 2015 and 2014, director-level and above employees were excluded from the matching contribution feature of the plan. For the years ended December 31, 2016, 2015 and 2014, total Company contributions to the plan were $0.7 million, $0.4 million and $0.5 million, respectively.
Note 11. Other

Other costs are comprised of reorganization-related and certain other costs. For the years ended December 31, 2016 and 2015, the Company incurred $20.8 million and 9.3 million in other costs, respectively.

R1 RCM Inc.
Notes to Consolidated Financial Statements

Other costs consist of the following (in millions):

	Year Ended December 31,
	2016	2015	2014
Severance and employee benefits	$3.5	$0.6	$9.2
Facility charges	1.1	2.6	5.0
Non-cash share based compensation	1.8	—	7.9
Reorganization-related	6.4	3.2	22.1
Restatement costs	1.2	2.5	57.3
Transaction fees (1)	12.7	—	—
Defined Contribution plan contributions (2)	0.5	—	—
Strategic Alternative Exploration	—	3.8	—
Prior year employment tax expense	—	(0.2)	0.9
Office Transformation	—	—	6.5
Other	14.4	6.1	64.7
Total other	$20.8	$9.3	$86.8

(1) Costs related to retention payments and legal fees paid in connection with the closing of the Transaction (see Note 8).
(2) Additional contributions to the Company's defined contribution plan for the year ended December 31, 2016.

Reorganization-related

In 2013, the Company initiated a restructuring plan (the "Restructuring Plan") consisting of reductions in workforce in order to align its organizational structure and resources to better serve its customers. In January 2014, the Company revised the Restructuring Plan to include additional reductions to its workforce in certain corporate, administrative and management functions. During the second and fourth quarter of 2016, the Company initiated a restructuring plan consisting of reductions in its workforce in order to align the size and composition of its workforce to its current client base, better position itself for already committed future growth, and enable the Company to more efficiently serve contracted demand.

R1 RCM Inc.
Notes to Consolidated Financial Statements

The Company's reorganization activity was as follows (in thousands):

	Severance and Employee Benefits	Facilities and Other Costs	Total
Reorganization liability at January 1, 2014	$1,143	$—	$1,143
Restructuring charges	17,108	5,010	22,118
Cash payments	(7,050)	(3,482)	(10,532)
Non-cash charges	(7,905)	(1,370)	(9,275)
Reorganization liability at December 31, 2014	$3,296	$158	$3,454
Restructuring charges	596	2,564	3,160
Cash payments	(3,575)	(546)	(4,121)
Non-cash charges	—	—	—
Reorganization liability at December 31, 2015	$317	$2,176	$2,493
Restructuring charges	5,369	1,080	6,449
Cash payments	(2,272)	(2,731)	(5,003)
Non-cash charges	(1,800)	$—	(1,800)
Reorganization liability at December 31, 2016	$1,614	$525	$2,139

R1 RCM Inc.
Notes to Consolidated Financial Statements

Note 12. Income Taxes
The domestic and foreign components of income (loss) before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Domestic	$292,400	$(139,058)	$(130,945)
Foreign	5,798	3,245	2,594
Total income (loss) before income taxes	$298,198	$(135,813)	$(128,351)
For the years ended December 31, 2016, 2015 and 2014, the Company’s current and deferred income tax expense (benefit) attributable to income (loss) from operations are as follows (in thousands):

	Current	Deferred	Total
Year Ended December 31, 2014
U.S. Federal	$(627)	$(42,240)	$(42,867)
State & Local	46	(6,363)	(6,317)
Foreign	1,025	(572)	453
	$444	$(49,175)	(48,731)
Year Ended December 31, 2015
U.S. Federal	$68	$(43,199)	$(43,131)
State & Local	(176)	(8,468)	(8,644)
Foreign	530	(312)	218
	$422	$(51,979)	$(51,557)
Year Ended December 31, 2016
U.S. Federal	$(210)	$95,613	$95,403
State & Local	(25)	24,977	24,952
Foreign	1,176	(404)	772
	$941	$120,186	$121,127
Reconciliation of the difference between the actual tax rate and the statutory U.S. federal income tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
Federal statutory tax rate	35%	35%	35%
Increase in income tax rate resulting from:
State and local income taxes, net of federal tax benefits	5%	4%	3%
Other	1%	(1)%
Actual tax rate	41%	38%	38%
In the three month period ended March 31, 2014, the Company corrected the statutory rate used in one of its state deferred calculations for the year ended December 31, 2013.  The Company discovered this error in the process of preparing its annual and quarterly financial statements for the year ended December 31, 2014, and recorded the amount in the first quarter of 2014. The correction of this error increased tax expense for the year

R1 RCM Inc.
Notes to Consolidated Financial Statements

ended December 31, 2014 by approximately $2.4 million.  The Company has determined the amount is immaterial for the year ended December 31, 2014.
The following table sets forth the Company’s net deferred tax assets as of December 31, 2016 and 2015 (in thousands):

	As of December 31,
	2016	2015
Deferred Tax assets:
Deferred customer billings	67,935	220,075
Net operating loss carryforwards	70,953	48,201
Share-based compensation	22,905	24,995
Accrued bonus	4,786	2,008
Other reserves	699	606
Alternative minimum tax	1,857	1,537
Other	919	2,446
Fixed assets	238	435
R&D credit	289	189
Charitable contributions	539	534
Stock warrants	72	101
Total gross deferred tax assets	171,192	301,127
Less valuation allowance	(1,276)	(302)
Net deferred tax asset	$169,916	$300,825
At December 31, 2016, the Company had cumulative U.S. federal net operating loss carryforwards of approximately $181.2 million which are available to offset U.S. federal taxable income in future periods through 2036.
At December 31, 2016, the Company has cumulative state net operating loss ("NOL") carryforwards of approximately $185.8 million which are available to offset state taxable income in future periods through 2036. A valuation allowance is required to be established when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The guidance on accounting for income taxes provides important factors in determining whether a deferred tax asset will be realized, including whether there has been sufficient taxable income in recent years and whether sufficient income can reasonably be expected in future years in order to utilize the deferred tax asset. The valuation allowance recorded relates to state NOL carryforwards where the Company no longer has business activities in that state, or where the activity level has decreased to such a level where it is not more likely than not the NOL will be realized.
Consideration is given to the weight of all available evidence, both positive and negative. Generally, a cumulative loss in recent years is negative evidence in determining the need for a deferred tax asset valuation allowance. However, the recent cumulative losses in book income are primarily the result of a delay in revenue recognition on contracts that have been in place for a number of years. Revenue is being deferred by the Company until a future event occurs and the revenue becomes fixed, per the terms of each contract. The Company notes that the majority of the remaining deferred revenue from contracts that the Company has previously entered are recognized in the cumulative effect transition adjustment that was recognized with the adoption of the new revenue recognition standard on January 1, 2017 as discussed in Note 3. The majority of the deferred revenue amounts have already been reported on income tax returns filed in accordance with a previously established and approved method of accounting for federal and state income tax reporting. The significant positive evidence related to the projected realization of the deferred customer billings from existing contracts and projected taxable income outweighs the negative evidence from the cumulative losses incurred in recent years. The Company estimates its already contracted business growth associated with the Ascension A&R MPSA will be profitable and allow the Company to utilize its

R1 RCM Inc.
Notes to Consolidated Financial Statements

NOL carryforwards and other deferred tax assets. Accordingly, the Company believes that it is more likely than not that the remaining deferred tax assets will be realized. Should the Company not operationally execute as expected, and the growth in the Ascension business not be as profitable as expected, such realizability assessment may change.
The Company has recorded valuation allowances at December 31, 2016 and 2015 of $1.3 million and $0.3 million, respectively, based on our assessment that it is more likely than not that a portion of the Company’s separate state income tax net operating loss will not be realized.
The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries that arose in 2016 or 2015 because the Company considers such earnings to be indefinitely reinvested outside of the United States. As of December 31, 2016 and 2015, the undistributed earnings of such subsidiaries were $11.9 million and $9.0 million, respectively. It is not practicable to estimate the amount of recognized deferred tax liabilities, if any, for these undistributed foreign earnings.
The 2016, 2015 and 2014 current tax provision includes $1.2 million, $0.5 million and $1.0 million, respectively, for income taxes arising from the pre-tax income of the Company’s India subsidiaries. The tax provisions are net of the impact of a tax holiday in India. The Company’s benefits from this tax holiday were $0.9 million for the year ended December 31, 2016, $0.7 million for the year ended December 31, 2015 and $0.5 million for the year ended December 31, 2014. The tax holiday is set to expire on March 31, 2021.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company’s unrecognized tax benefits as of December 31, 2016, 2015 and 2014 totaled $0.3 million, $1.2 million and $1.1 million, respectively.

R1 RCM Inc.
Notes to Consolidated Financial Statements

The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

Tax Benefit
Unrecognized tax benefits at December 31, 2013	$1,302
Increases in positions taken in a current period	66
Increases in positions taken in prior period	94
Decreases in positions taken in a prior period	(51)
Decreases due to lapse of statute of limitations	(313)
Decreases due to settlement	—
Unrecognized tax benefits at December 31, 2014	$1,098
Increases in positions taken in a current period	134
Increases in positions taken in prior period	597
Decreases in positions taken in a prior period	—
Decreases due to lapse of statute of limitations	(587)
Decreases due to settlement	—
Unrecognized tax benefits at December 31, 2015	$1,242
Increases in positions taken in prior period	—
Increases in positions taken in a current period	504
Decreases in position taken in prior period	(465)
Decreases due to lapse of statute of limitations	—
Decreases due to settlement	(940)
Unrecognized tax benefits at December 31, 2016	$341
As of December 31, 2016, approximately $0.3 million of the total gross unrecognized tax benefits represented the amount that, if recognized, would result in an adjustment to the effective income tax rate in future periods. The Company recognizes interest and penalties related to income tax matters as part of income tax expense. The Company recorded adjustments to interest and potential penalties related to these unrecognized tax benefits during 2016, and in total, as of December 31, 2016, the Company has recorded a liability for interest and potential penalties of $0.0 million. The Company anticipates changes to the reserves within the next 12 months to be primarily related to interest. The Company believes it has sufficient accruals for contingent tax liabilities.
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
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. U.S. federal income tax returns since 2011 are currently open for examination. State jurisdictions vary for open tax years. The statute of limitations for most states ranges from three to six years. Local tax authorities have completed their income tax examinations of the Company’s subsidiary in India for fiscal years 2009 and 2010. The proposed adjustments in India have been appealed, and the Company believes the ultimate outcome of these appeals will not result in a material adjustment to its tax liability.
Pursuant to the acquisition of a business in May 2006, the sellers, certain of which were former employees of the Company, are obligated to indemnify the Company for federal and state income taxes, including 50% of any interest and penalties incurred, related to periods up to and including the date of the acquisition. The potential

R1 RCM Inc.
Notes to Consolidated Financial Statements

amount due to the Company related to this indemnity was $1.3 million as of December 31, 2014 and 2013. As of December 31, 2015, the Company released $1.3 million due to the lapse of the statute of limitations (of which $0.7 million related to interest and penalties).  The amount due from the related party was secured by the fair value of shares and cost held by the Company in escrow. The escrow agreement expired on June 15, 2015. The cost and fair value of the shares were $0.8 million and $1.0 million at December 31, 2014 and 2013, respectively. Given that the fair value of the shares was less than the amount due from the related party in 2014 and 2013, the Company recorded a reserve of $0.5 million and $0.3 million, respectively, to reflect the difference between the fair value of the shares and the receivable they securitized.  Subsequent to the expiration of the escrow agreement in 2015, the shares held as security by the Company were released to the former sellers.
Note 13. 8.00% Series A Convertible Preferred Stock
At the close of the Transaction on February 16, 2016 (as described in Note 1), the Company issued to the Investor: (i) 200,000 shares of Preferred Stock, for an aggregate price of $200 million, and (ii) a warrant with a term of ten years to acquire up to 60 million shares of common stock, par value $0.01 per share (“common stock”), at an exercise price of $3.50 per share, on the terms and subject to the conditions set forth in the Warrant Agreement (“Warrant”). The Preferred Stock is immediately convertible into shares of common stock.

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

Dividend Rights

The holders of the Preferred Stock are entitled to receive cumulative dividends January 1, April 1, July 1 and October 1 of each year (dividend payment dates), commencing on April 1, 2016, at a rate equal to 8% per annum (preferred dividend) multiplied by the liquidation preference per share, initially $1,000 per share adjusted for any unpaid cumulative preferred dividends. For the first seven years after issuance, the dividends on the Preferred Stock will be paid-in-kind. As of December 31, 2016, the Company had accrued dividends of $4.2 million associated with the Preferred Stock, of which $4.2 million was paid in additional shares of Preferred Stock and $0.0002 million was paid in cash in January 2017. For the year ended December 31, 2016, the dividends that were paid, or accrued, in additional shares of Preferred Stock totaled $14.4 million.

Conversion Features

Each share of the Preferred Stock may be converted to common stock on any date at the option of the holder into the per share amount (as defined in the Certificate of Designations of the 8.00% Series A Convertible Preferred Stock (the "Series A COD")). Fractional shares will be rounded to the nearest whole share.

Redemption Rights

Since the redemption of the Preferred Stock is contingently or optionally redeemable and therefore not certain to occur, the Preferred Stock is not required to be classified as a liability under ASC 480, Distinguishing Liabilities from Equity. As the Preferred Stock is redeemable at the option of the holders upon a fundamental change (as defined in the Series A COD) and is redeemable in certain circumstances upon the occurrence of an event that is not solely within the Company's control, the Company has classified the Preferred Stock in mezzanine equity on the Condensed Consolidated Balance Sheets. In the event the Company believes that redemption of the Preferred Stock is probable, the Company would be required to accrete changes in the carrying value to the redemption value over the period until the expected redemption date.

R1 RCM Inc.
Notes to Consolidated Financial Statements

Voting Rights

Each holder of the Preferred Stock is entitled to vote with the common stock on an as-converted basis, and has full voting rights and powers equal to the voting rights and powers of the holders of common stock.

The following summarizes the Preferred Stock activity for the year ended December 31, 2016:

	Preferred Stock
	Shares Issued and Outstanding	Carrying Value
Balance at December 31, 2015	—	$—
Issuance of preferred stock	200,000	108,909
Beneficial conversion feature deemed dividend	—	48,320
Dividends paid/accrued dividends	10,160	14,364
Balance at December 31, 2016	210,160	$171,593

Note 14. Earnings (Loss) Per Share
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
Diluted net income per share is calculated using the more dilutive of the if-converted or the two-class method. For the year ended December 31, 2016, the two-class method was more dilutive and was computed by adjusting the denominator used in the basic net income per share computation by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, shares issuable upon vesting of RSAs, RSUs and Preferred Stock.

R1 RCM Inc.
Notes to Consolidated Financial Statements

Basic and diluted net income (loss) per common share are calculated as follows (in thousands, except share and per share data):

	2016	2015	2014
Basic EPS:
Net income (loss)	$177,071	$(84,256)	$(79,620)
Less dividends on preferred shares	(62,684)	—	—
Less income allocated to preferred shareholders	(48,955)	—	—
Net income (loss) available/(allocated) to common shareholders - basic	$65,432	$(84,256)	$(79,620)
Diluted EPS:
Net income (loss)	177,071	(84,256)	(79,620)
Less dividends on preferred shares	(62,684)	—	—
Less income allocated to preferred shareholders	(48,955)	—	—
Net income (loss) available/(allocated) to common shareholders - diluted	$65,432	$(84,256)	$(79,620)
Basic weighted-average common shares	100,160,206	96,806,885	95,760,762
Add: Effect of dilutive securities	—	—	—
Diluted weighted average common shares	100,160,206	96,806,885	95,760,762
Net income (loss) per common share (basic)	$0.65	$(0.87)	$(0.83)
Net income (loss) per common share (diluted)	$0.65	$(0.87)	$(0.83)
Because of their anti-dilutive effect, 27,628,093 common share equivalents comprised of stock options, RSAs and RSUs have been excluded from the diluted earnings per share calculation for the year ended December 31, 2016. Due to the net loss, stock options and RSAs totaling 24,516,198 and 22,401,870 were not included in the computation of diluted income (loss) per share for the years ended December 31, 2015 and 2014, respectively.
Note 15. Commitments and Contingencies
Operating Leases
The Company rents office space and equipment under operating leases, primarily for its Chicago corporate office, U.S. shared services centers and India operations. Office space lease terms range from one to 10 years, whereas equipment lease terms range from one to three years. The Company’s leases contain various rent holidays and rent escalation clauses and entitlements for tenant improvement allowances. Lease payments are amortized to expense on a straight-line basis over the lease term.
Total rent expense under all operating leases was $5.6 million, $6.2 million and $4.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

R1 RCM Inc.
Notes to Consolidated Financial Statements

The aggregate future minimum rental commitments under all noncancelable operating leases having remaining terms in excess of one year as of December 31, 2016 are as follows (in thousands):

2017	5,962
2018	6,365
2019	5,957
2020	5,393
2021	4,198
Thereafter	10,511

Total	$38,386

Legal Proceedings
Other than as described below, the Company is not presently a party to any material litigation or regulatory proceeding and is not aware of any pending or threatened litigation or regulatory proceeding against the Company which, individually or in the aggregate, could have a material adverse effect on its business, operating results, financial condition or cash flows.
On July 22, 2014, the Company was named as a defendant in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Michigan (Anger v. Accretive Health, Inc.). The primary allegations are that the Company attempted to collect debts without providing the notice required by the Fair Debt Collection Practices Act and Michigan Fair Debt Collection Practices Act and failed to abide by the terms of an agreed payment plan in violation of those same statutes. On August 27, 2015, the Court granted in part and denied in part the Company’s motion to dismiss. An amended complaint was filed on November 30, 2015. Discovery is underway, but on July 15, 2016, the court postponed all deadlines in the case as the parties attempt to finalize a confidential agreement in principle to settle the case. On February 23, 2017, the parties reached a settlement in principle and are preparing a motion for pre-approval and class settlement. The Company believes that it has meritorious defenses and intends to vigorously defend itself against these claims, if the settlement in principle is not finalized.
In April 2015, the Company was named among other defendants in an employment action brought by a former employee before the Maine Human Rights Commission ("MHRC"), alleging that she was improperly terminated in retaliation for uncovering alleged Medicare fraud.  The Company filed its response with the MHRC on May 19, 2015 seeking that the Company be dismissed entirely from the action.  On June 23, 2015, the MHRC issued its Notice of Right to Sue and decision to terminate its process with respect to all charges asserted by the former employee. The Plaintiff has filed a parallel qui tam action in the District of Maine (Worthy v. Eastern Maine Healthcare Systems) in which she makes the same allegations.  The U.S. Department of Justice declined to intervene in the federal court action, and the case was unsealed in April 2015. The Company and other defendants filed motions to dismiss the Third Amended Complaint on March 21, 2016. Those motions were granted with respect to the retaliation claims, but denied with respect to the False Claims Act claims by the federal district court in January 2017. The parties are currently engaged in an initial discovery phase. There is a scheduling conference with the court scheudled for April 5, 2017. The Company believes that it has meritorious defenses to all of the claims in the federal qui tam case, and intends to vigorously defend itself against these claims. The outcomes are not presently determinable.
In May 2016, the Company was served with a False Claims Act case brought by a former emergency department service associate who worked at a hospital of one of the Company’s customers, MedStar Inc.’s Washington Hospital Center (“WHC”), along with WHC and three other hospitals that were PAS clients and a place holder, John Doe hospital, representing all PAS clients (USA ex rel. Graziosi vs. Accretive Health, Inc. et. al.).  The Second Amended Complaint, which seeks monetary damages, alleges that the Company’s PAS business violates the federal False Claims Act. The case was originally filed under seal in 2013 in the federal district court in Chicago, was presented to the U.S. Attorney in Chicago twice, and the U.S. Attorneys declined to intervene. The Company

R1 RCM Inc.
Notes to Consolidated Financial Statements

filed a motion to dismiss the Second Amended Complaint on July 29, 2016. Those motions are now fully briefed and awaiting decision by the federal district court. The Company believes that it has meritorious defenses to all claims in the case, and intends to vigorously defend itself against these claims. The outcome is not presently determinable.

Note 16. Related Party Transactions
As a result of the closing of the Transaction on February 16, 2016 and Ascension's ownership interest in the Investor, Ascension became a related party to the Company. See Note 13, 8% Series A Convertible Preferred Stock, for additional information.
The Company provides RCM services to Ascension. The execution of the A&R MPSA, as discussed in Note 1, was a contractual settlement agreement of the prior Master Professional Services Agreement between the Company and Ascension. Therefore, the Company recorded revenue of $437.4 million in connection with these services for the year ended December 31, 2016. In addition to the revenue recorded related to the execution of the A&R MPSA, the Company recorded revenue from services provided to Ascension of $24.0 million for the year ended December 31, 2016. At December 31, 2016, the Company had $14.2 million in current portion of customer liabilities for a related party, consisting of $13.2 million in current accrued service costs and $1.0 million in current customer deposits. The Company had $110.0 million in non-current portion of customer liabilities for a related party related to deferred customer billings as of December 31, 2016. At December 31, 2016, the Company had $1.8 million in accounts receivable with Ascension.
As part of the transition of Ascension personnel to the Company in conjunction with the A&R MPSA, the Company has agreed to reimburse Ascension for certain severance and retention costs related to certain Ascension employees who will not be transitioned to the Company.  The Company has accrued $1.7 million in accrued compensation and benefits at December 31, 2016 related to these costs.
As Ascension is the Company's largest customer, a significant percentage of the Company's cost of services is associated with providing services to Ascension. However, due to the nature of the Company's shared services and information technology operations, it is impractical to assign the dollar amount associated with services provided to Ascension.
Note 17. Deferred Contract Costs
Eligible, one-time, nonrecurring costs associated with the initial phases of the Ascension A&R MPSA and with the transition of additional Ascension hospitals are deferred and subsequently amortized. The costs related to transition or setup activities for personnel, process, and systems are amortized on a straight-line basis over the expected period of benefit. At December 31, 2016, the Company had $4.8 million in deferred eligible costs and had no eligible costs deferred at December 31, 2015. These deferred costs are included in other assets in the accompanying condensed consolidated balance sheets.
Note 18. Segments and Customer Concentrations
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
Hospital systems affiliated with Ascension have accounted for a significant portion of the Company’s net services revenue each year since the Company’s formation. For the years ended December 31, 2016, 2015 and 2014,

R1 RCM Inc.
Notes to Consolidated Financial Statements

net services revenue from hospitals affiliated with Ascension accounted for 78%, 45% and 12% of the Company's total net services revenue, respectively. For the year ended December 31, 2016, Intermountain Healthcare accounted for 15% of the Company's total net services revenue. For the year ended December 31, 2015, one customer, unaffiliated with Ascension, accounted for 17% of the Company's total net services revenue. For the year ended December 31, 2014, three different customers, unaffiliated with Ascension, accounted for 71% of the Company's total net services revenue.
The Ascension system, through its individual customer contracts with the Company, accounted for 62%, 75% and 76% of the Company’s total deferred customer billings at December 31, 2016, 2015 and 2014, respectively. The loss of customers within the Ascension health system would have a material adverse impact on the Company’s operations.
The Company did not have a concentration of credit risk within accounts receivable as reported in the consolidated balance sheets with any one large customer at December 31, 2015 or December 31, 2016.
Note 19. Quarterly Financial Information (Unaudited)
The following tables provide our Quarterly Condensed Consolidated Statements of Operations (in thousands, except per share data):

	1st Quarter Ended March 31,		2nd Quarter Ended June 30,		3rd Quarter Ended September, 30		4th Quarter Ended December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Net services revenue	$352,193	$10,971	$8,672	$22,085	$125,535	$15,842	$106,157	$68,341
Total operating expenses	73,472	60,833	78,423	64,342	64,113	70,685	78,648	57,423
Income (loss) from operations	278,721	(49,862)	(69,751)	(42,257)	61,422	(54,843)	27,509	10,918
Net income (loss)	$167,403	$(30,445)	$(40,791)	$(26,288)	$37,333	$(32,970)	$13,126	$5,447

Net income (loss) per common share
Basic	$0.85	$(0.32)	$(0.45)	$(0.27)	$0.18	$(0.34)	$0.05	$0.06
Diluted	$0.85	$(0.32)	$(0.45)	$(0.27)	$0.18	$(0.34)	$0.05	$0.06

EXHIBIT INDEX

Exhibit Number	Description

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
3.5
Certificate of Designations of the Registrant's 8.00% Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-34746) filed on March 10, 2016)

3.6
Certificate of Amendment to Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (file No. 001-34746) filed on January 5, 2017)

3.7
Certificate of Amendment to Certificate of Designation of 8.00% Series A Convertible Preferred Stock, Par Value $0.01 per Share, of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (file No. 001-34746) filed on January 5, 2017)

3.8	Amendment No. 2 to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K (file No. 001-34746) filed on January 5, 2017)
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
10.4*
Form of Restricted Stock Award Agreement under the Restricted Stock Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-162186) filed on September 29, 2009)

10.5*
Form of Indemnification Agreement, entered into between the Registrant and each director and executive officer (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-34746) filed on February 16, 2016)

10.6*
Form of Incentive Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-162186) filed on April 26, 2010)

10.7*
Form of Restricted Stock Unit Grant Agreement under the Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-34746) filed on November 2, 2016)

10.8*
Form of Performance Based Restricted Stock Unit Grant Agreement under the Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-34746) filed on November 2, 2016)

10.9*
Form of Nonstatutory Stock Option Agreement under the Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-34746) filed on November 2, 2016)

10.10*
 Accretive Health, Inc. Second Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (file No. 001-34746) filed on December 12, 2016)

10.11
Third Amended and Restated Stockholders’ Agreement, dated as of February 22, 2009, among the Registrant and the parties named therein, as amended (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-172707) filed on March 9, 2011)

10.12
Form of Share Exchange Agreement, entered into in February 2009, with each of Etienne H. Deffarges, Steven N. Kaplan, Gregory N. Kazarian, The Shultz 1989 Family Trust, Spiegel Family LLC and John T. Staton Declaration of Trust (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-162186) filed on September 29, 2009)

10.13
Lease Agreement, dated as of May 4, 2005, between the Registrant and Zeller Management Corporation, as amended by First Lease Amendment, dated as of January 30, 2007, and Second Lease Amendment, dated as of November 26, 2008 (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-162186) filed on September 29, 2009)

10.14*
Form of Nonstatutory Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-162186) filed on April 26, 2010)

10.15+
Amended and Restated Master Professional Services Agreement by and between Ascension Health and the Registrant effective as of February 16, 2016 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-34746) filed on May 10, 2016)

10.16*
Employment Agreement, dated April 2, 2013, between Registrant and Stephen F. Schuckenbrock (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.17*
Stock Option Agreement, dated April 3, 2013, between Registrant and Stephen F. Schuckenbrock (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.18*
Offer Letter, dated April 27, 2013, between Registrant and Joseph Flanagan (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.19*
Restricted Stock Award, dated June 3, 2013, between Registrant and Joseph Flanagan (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.20*
Nonstatutory Stock Option Award Agreement, dated June 3, 2013, between Registrant and Joseph Flanagan (incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.21*
Amendment to Offer Letter, dated April 29, 2014, between Registrant and Joseph Flanagan (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.22*
Nonstatutory Stock Option Award Agreement, dated April 29, 2014, between Registrant and Joseph Flanagan (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.23*
Restricted Stock Award Agreement, dated April 29, 2014, between Registrant and Joseph Flanagan (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.24*
Offer Letter, dated July 10, 2014, between Registrant and Emad Rizk (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.25*
Nonstatutory Stock Option Award Agreement, dated July 21, 2014, between Registrant and Emad Rizk (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.26*
Restricted Stock Award Agreement, dated July 21, 2014, between Registrant and Emad Rizk (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.27*
Offer Letter, dated August 6, 2014, between Registrant and Peter Csapo (incorporated by reference to Exhibit 10.33 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.28*
Nonstatutory Stock Option Award Agreement, dated August 12, 2014, between Registrant and Peter Csapo (incorporated by reference to Exhibit 10.34 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.29*
Restricted Stock Award Agreement, dated August 12, 2014, between Registrant and Peter Csapo (incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.30*
Chairman Services Agreement, dated November 14, 2014, between Registrant and Steve Shulman (incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.31*
Offer Letter, dated January 9, 2015, between Registrant and Richard Evans (incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 001-34746) filed on June 23, 2015)

10.32*
Omnibus Amendment, dated May 18, 2015, to Employment Agreement dated April 2, 2013 between Registrant and Stephen F. Schuckenbrock and Stock Option Agreement, dated April 3, 2013, between Registrant and Stephen F. Schuckenbrock (incorporated by reference to Exhibit 10.38 to Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 001-34746) filed on June 23, 2015)

10.33*
Retention Bonus and Enhanced Severance Agreement, dated August 12, 2015, between Registrant and Emad Rizk (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 001-34746) filed on November 9, 2015)

10.34*
Retention Bonus and Enhanced Severance Agreement, dated August 12, 2015, between Registrant and Peter Csapo (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 001-34746) filed on November 9, 2015)

10.35*
Retention Bonus and Enhanced Severance Agreement, dated August 12, 2015, between Registrant and Joseph Flanagan (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 001-34746) filed on November 9, 2015)

10.36*	Form of Restricted Stock Award Agreement under the Amended and Restated 2010 Stock Incentive Plan
10.37*
Amendment to Retention and Severance Bonus Agreement, dated October 19, 2015, between Registrant and Emad Rizk (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 001-34746) filed on November 9, 2015)

10.38*
Letter Agreement, dated December 7, 2015, between Registrant and Emad Rizk (incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-34746) filed on March 10, 2016)

10.39*
Letter Agreement, dated December 7, 2015, between Registrant and Joseph Flanagan (incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-34746) filed on March 10, 2016)

10.40*
Restricted Stock Award Agreement, dated December 31, 2015, between Registrant and Peter Csapo (incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-34746) filed on March 10, 2016)

10.41*
Restricted Stock Award Agreement, dated December 31, 2015, between Registrant and Joseph Flanagan (incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-34746) filed on March 10, 2016)

10.42*
Restricted Stock Award Agreement, dated December 31, 2015, between Registrant and Emad Rizk (incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-34746) filed on March 10, 2016)

10.43
Securities Purchase Agreement, dated as of December 7, 2015, by and among Accretive Health, Inc., TCP-ASC ACHI Series LLLP, and, solely for the purposes set forth therein, Ascension Health Alliance d/b/a Ascension (incorporated by reference to Exhibit 10.1 to Current Report on 8-K (File No. 001-34746) filed December 9, 2015).

10.44
Investor Rights Agreement, dated as of February 16, 2016, by and among the Registrant, TCP-ASC ACHI Series LLLP, and the other parties thereto (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-34746) filed on May 10, 2016)

10.45
Registration Rights Agreement, dated as of February 16, 2016, by and between the Registrant and TCP-ASC ACHI Series LLLP (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-34746) filed on May 10, 2016)

10.46
Warrant, dated as of February 16, 2016, by and between the Registrant and TCP-ASC ACHI Series LLLP (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-34746) filed on May 10, 2016)

10.47*
Transition, Separation and General Release Agreement, dated April 25, 2016, by and between the Registrant and Peter Csapo (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34746) filed on April 25, 2016)

10.48*
General Release and Mutual Non-Disparagement Agreement, dated May 25, 2016, by and between the Registrant and Emad Rizk (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (file No. 001-34746) filed on May 26, 2016)

10.49
Agreement by and between TCP-ASC ACHI Series LLLP and the Registrant dated September 9, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (file No. 001-34746) filed on September 9, 2016)

10.50*
Non-Statutory Stock Option Award Grant Agreement, dated as of October 3, 2016, by and between Christopher Ricaurte and the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (file No. 001-34746) filed on October 5, 2016)

10.51*
Non-Statutory Stock Option Award Grant Agreement, dated as of October 3, 2016, by and between Christopher Ricaurte and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (file No. 001-34746) filed on October 5, 2016)

10.52*
Non-Statutory Stock Option Award Grant Agreement, dated as of October 3, 2016, by and between Joseph G. Flanagan and the Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (file No. 001-34746) filed on October 5, 2016)

10.53*
Non-Statutory Stock Option Award Grant Agreement, dated as of October 3, 2016, by and between Joseph G. Flanagan and the Registrant (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (file No. 001-34746) filed on October 5, 2016)

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
101
The following materials from the Accretive Health, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes.

*	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

+	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.