Form 10-K/A
period 2016-12-31
R1 RCM INC.
filed 2017-05-01
CIK 1472595

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2016: $209,020,006
As of February 24, 2017, the registrant had 105,957,743 shares of common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Original 10-K”) filed by R1 RCM Inc., a Delaware corporation (“R1,” “the company,” “we” or “our”), on March 1, 2017 (the “Original Filing Date”). We are filing this Amendment to amend and restate Part III of the Original 10-K in its entirety to include Items 10, 11, 12, 13 and 14 of Part III to Form 10-K.

Other than amending and restating Part III of the Original 10-K, this Amendment does not modify or update in any way the other disclosures made in the Original 10-K, including, without limitation, the financial statements and accompanying notes. Except as described above, no changes have been made to the Original 10-K. This Amendment should be read in conjunction with the Original 10-K and our other filings made with the Securities and Exchange Commission (“SEC”) subsequent to the Original Filing Date. The Report of the Compensation Committee on Executive Compensation included in this Amendment No. 1 on Form 10-K/A has been furnished, and not filed, with the SEC and is not to be incorporated by reference into any other filings we make with the SEC unless otherwise stated in those filings.

Pursuant to Rule 12b-15 of the Exchange Act, the certifications required pursuant to Rule 13a-14(a) and Rule 13a-14(b) of the Exchange Act, which were included as exhibits to the Original 10-K, have been re-executed as of the date of this Amendment and are included as Exhibits 31.3, 31.4, 32.3 and 32.4 hereto.

R1 RCM INC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
Set forth below is information about each of our directors and executive officers as of April 27, 2017. There are no family relationships among any of our directors or executive officers.
Charles J. Ditkoff. Age 55. Mr. Ditkoff has been a member of our board of directors since May 2015. Mr. Ditkoff has been counsel at the law firm of McDermott Will & Emery since July 2012 and has served as chairman of the Healthcare Advisory Board of The Vistria Group, a private equity firm focusing on healthcare, education and financial services, since January 2014, a member of the advisory board of Opera Solutions, a data analytics company, since September 2013, a senior advisor to FTI Consulting, Inc., a global business advisory firm, since September 2016, a senior advisor to Alvarez & Marsal, a global turnaround management and professional services firm, from July 2012 to August 2016, and a senior advisor to the Marwood Group, a healthcare focused advisory and consulting firm, since July 2012. Mr. Ditkoff served as vice chairman of healthcare corporate and investment banking from May 2010 to July 2012, group head of global healthcare group from 2005 to 2009 and managing director, head of healthcare services from 1999 to 2004 at Bank of America Merrill Lynch. Previously, he was principal/vice president of the corporate finance group at Morgan Stanley. Mr. Ditkoff is currently a member of the board of directors of Cumberland Consulting Group. We believe Mr. Ditkoff’s experience leading the healthcare division of a large investment bank, as well as his experience as an advisor or director to several healthcare and financial organizations, qualify him to serve on our board of directors.
Michael C. Feiner. Age 74. Mr. Feiner has been a member of our board of directors since March 2017. Mr. Feiner is the founder of Michael C. Feiner Consulting, Inc., a consulting firm specializing in advising companies on human capital strategies, organization development and leadership effectiveness. He has served as its President since the firm’s founding in 1996. Mr. Feiner also serves on the board of Universal Hospital Services, Inc., a publicly-held medical equipment rental and services company. Mr. Feiner also served as Senior Advisor for Irving Place Capital, a private equity fund located in New York, New York, from 2011 to 2015. From 2000 to 2010, Mr. Feiner served as a professor and the Sanford C. Bernstein & Co. Ethics Fellow for Columbia Business School. Mr. Feiner worked for Pepsi-Cola Company from 1975 to 1995 where he served as Senior Vice President and Chief People Officer for Pepsi’s beverage operations worldwide from 1989 until his retirement in 1995. His book, The Feiner Points of Leadership: The 50 Basic Laws That Will Make People Want To Perform Better For You, was selected by the Toronto Globe and Mail as the Best Business Book of 2004. Mr. Feiner holds an M.B.A. from Columbia Business School and a B.A. from Boston University. We believe Mr. Feiner’s extensive experience and knowledge in the field of human resources, as well as his experience as a senior officer of a large public corporation, qualify him to serve on our board of directors.
Joseph Flanagan. Age 45. Mr. Flanagan has served as our President, Chief Executive Officer and Chief Operating Officer since May 2016, after having served as our President and Chief Operating Officer since April 2016. Mr. Flanagan joined R1 as Chief Operating Officer in April 2013 after serving as Senior Vice President of worldwide operations and supply chain at Applied Materials, Inc. from February 2010 to April 2013, and previously as President of Nortel Business Services for Nortel Networks. Previously, Mr. Flanagan served most of his career working for General Electric (GE), holding leadership positions in many divisions. We believe Mr.

Flanagan’s leadership experience, skill and depth of understanding of our business and market gained from serving as our Chief Operating Officer and Chief Executive Officer, and his experience serving as senior vice president and president of business units at large, publicly held corporations with global operations, qualify him to serve on our board of directors.

John B. Henneman III. Age 55. Mr. Henneman has been a member of our board of directors since February 2016. Mr. Henneman has more than 20 years of combined financial and operational management experience in the life sciences industry. Since October 2014, Mr. Henneman has been the Executive Vice President and Chief Financial Officer of NewLink Genetics Corporation, a biotechnology company focused on cancer immunotherapy, where he is responsible for finance, quality, law and administration. Prior to joining NewLink Genetics, Mr. Henneman served Integra LifeSciences Holdings Corp., a publicly-held medical device company, from 1998 to 2014. Before becoming Integra’s Chief Financial Officer in 2007, Mr. Henneman served Integra in several capacities, including as General Counsel and Chief Administrative Officer, responsible at various times for Integra’s regulatory affairs, quality systems, clinical affairs, human resources, information systems and legal affairs functions and the management of Integra’s surgical instruments business. Mr. Henneman led Integra’s business development function during his entire tenure with Integra, and was responsible for the more than 40 acquisitions and alliances that Integra completed during that time. Mr. Henneman also serves on the boards of directors of SeaSpine Holdings Corporation, a publicly-held medical technology company focused on surgical solutions for the treatment of spinal disorders, and Alafair Biosciences, Inc., a privately-held medical device company. Mr. Henneman received an A.B. degree in Politics from Princeton University and a J.D. from the University of Michigan Law School, and is licensed to practice law in Illinois. We believe Mr. Henneman’s senior management experience at NewLink and Integra and his service on the board of SeaSpine, as well as his extensive experience in the areas of finance, financial accounting, business transactions, and mergers and acquisitions, qualify him to serve on our board of directors.
Joseph R. Impicciche. Age 59. Mr. Impicciche has been a member of our board of directors since February 2016. Mr. Impicciche has been the Executive Vice President and General Counsel of Ascension Health Alliance d/b/a Ascension, the parent corporation of Ascension Health, since the corporation’s formation in September 2011. From July 2004 to September 2011, Mr. Impicciche served as the Senior Vice President and General Counsel of Ascension Health. Prior to joining Ascension Health, Mr. Impicciche was a shareholder and director at Hall Render Killian Heath & Lyman, P.C., where his practice focused on mergers and acquisitions, public finance, business and tax law for nonprofit organizations. While with the law firm, Mr. Impicciche also served as General Counsel for St. Vincent Health in Indianapolis, Indiana from 1998 to 2004. Mr. Impicciche is a member of the Indiana State and Missouri State Bar Associations and has served on the boards of numerous organizations, including currently, the Board of Trustees of the St. Joseph Institute for the Deaf in St. Louis and the Board of Trustees of Marian University in Indianapolis. Mr. Impicciche received a B.A. in political science from Wabash College, Crawfordsville, Indiana, a J.D. from Indiana University School of Law, Indianapolis, Indiana, and a Masters in health care administration from Indiana University. We believe Mr. Impicciche’s deep legal experience and knowledge about the healthcare industry and nonprofit organizations, as well as his experience serving on the boards of numerous organizations in the healthcare industry, qualify him to serve on our board of directors.
Alex J. Mandl. Age 73. Mr. Mandl has been a member of our board of directors since November 2013. Mr. Mandl is currently the non-executive chairman of Gemalto N.V., a digital security company resulting from the merger of Axalto Holding N.V. and Gemplus International S.A. From June 2006 until December 2007, Mr. Mandl served as executive chairman of Gemalto. From 2002 to June 2006, Mr. Mandl was president, chief executive officer and a member of the board of directors of Gemplus. He has served as principal of ASM Investments, a company focusing on early stage funding in the technology sector, since 2001. From 1996 to 2001, Mr. Mandl was chairman and CEO of Teligent, Inc., a telecommunications company. Mr. Mandl was AT&T’s president and chief operating officer from 1994 to 1996, and its executive vice president and chief financial officer from 1991 to 1993. From 1988 to 1991, Mr. Mandl was chairman and chief executive officer of Sea-Land Services Inc. Mr. Mandl served as a director of Dell Inc. from 1997 to October 2013. Mr. Mandl served from 2007 to 2010 as a director of Hewitt Associates, Inc. and from March 2008 to October 2010 as a director of Visteon Corporation. Mr. Mandl was a member of the board of directors of Horizon Lines, Inc. from January 2007 and became the chairman in February 2011, retiring in April 2012. Mr. Mandl is currently a member of the board of directors of Gemalto N.V., Arise Virtual Solutions Inc., Levant Power Corp. and Genpact Limited. We believe that Mr. Mandl’s experience as chief executive officer of several large organizations, as well as his experience as a director of private and publicly-held corporations, qualify him to serve on our board of directors.
Neal Moszkowski. Age 51. Mr. Mozkowski has been a member of our board of directors since February 2016. Mr. Moszkowski is a co-founder of TowerBrook Capital Partners L.P. (“TowerBrook”) and has served as the firm’s co-chief executive officer since its inception in March 2005. Previously, Mr. Moszkowski was co-head of Soros Private Equity Partners, a division of Soros Fund Management LLC. Prior to Soros, Mr. Moszkowski was a member of the Principal Investment Area of Goldman Sachs in London and New York. Mr. Moszkowski earned his B.A. from Amherst College and received his M.B.A. from the Stanford Graduate School of Business. He serves as a director of True Religion Apparel, Inc., a TowerBrook portfolio company. Mr. Moszkowski’s past directorships include service on the boards of WellCare Health Plans and Sound Inpatient Holdings, former TowerBrook portfolio companies, as well as the board of Integra LifeSciences Corporation. We believe Mr. Moszkowski’s senior executive leadership skills and experience, finance and investment background and experience serving on numerous corporate boards, including for public and private companies operating in the health care industry, qualify him to serve on our board of directors.

Christopher Ricaurte. Age 57. Mr. Ricaurte has served as our chief financial officer since April 2016. Prior to that, Mr. Ricaurte served as Senior Vice President, Revenue Cycle Operations for R1 since 2013 and has been responsible for all of the company’s centers of excellence in the U.S. and India. Before joining R1, Mr. Ricaurte served as CFO, Silicon Systems Group at Applied Materials, Inc. from January 2013 to August 2013, and prior to that Mr. Ricaurte served as CFO, World Wide Operations at Applied Materials Inc. from October 2011 to January 2013. Prior to this he was President of Nortel Business Services, where he had also previously held the position of CFO, Global Operations. Before this, Mr. Ricaurte was CFO of CHEP Europe in London. He also worked for GE for more than 20 years, where he held positions of increasing responsibility, including CFO for GE Consumer & Industrial in Europe, Middle East and Africa (EMEA), and CFO of GE’s Industrial Solutions division.

Ian Sacks. Age 46. Mr. Sacks has been a member of our board of directors since February 2016. Mr. Sacks has been with TowerBrook since its inception in 2005. Previously, Mr. Sacks was with Soros Private Equity Partners. Mr. Sacks was Chairman and Chief Executive Officer of HelpCare. Prior to that, he was a Partner at MESA Partners. Prior to MESA, he was a consultant with APM. Mr. Sacks earned a B.S. from Tufts University. Mr. Sacks serves as a director of Sound Inpatient Physicians, TriMedx and Vistage Worldwide, each of which is a TowerBrook portfolio company, as well as HealthEquity, Inc. Previously, Mr. Sacks served as a director of The Broadlane Group, a then TowerBrook portfolio company. We believe Mr. Sacks’ deep knowledge of the healthcare services and technology sectors, investment experience, as well as his experience serving on the boards of public and private companies operating in the healthcare industry, qualify him to serve on our board of directors.

Steven J. Shulman. Age 65. Mr. Shulman has been a member of our board of directors since April 2013, and was appointed chairman of our board of directors effective April 2, 2014. Since 2008, Mr. Shulman has served as the managing partner at Shulman Ventures, a healthcare private equity firm. From 2002 to 2008, Mr. Shulman served as chairman and chief executive officer of Magellan Health Services, a specialty healthcare management organization. From 2000 to 2002, he served as chairman and chief executive officer of Internet Healthcare Group (IHCG), an early-stage healthcare services and technology venture fund that he founded. From 1997 to 1999, Mr. Shulman served as chairman, president and chief executive officer of Prudential Healthcare, Inc. Prior to that, Mr. Shulman served in senior executive positions at Value Health, a firm he founded and took public, as well as Cigna and Kaiser Permanente. Mr. Shulman serves on the boards of several privately-held companies. He also serves on the Dean’s Council at the State University of New York at Stony Brook. We believe that Mr. Shulman’s experience in private equity investment, his experience as an operating partner for a healthcare private equity firm and his experience as chief executive of several large organizations in the healthcare industry, as well as his experience as a director of several privately held companies, qualify him to serve on our board of directors.

Anthony J. Speranzo. Age 68. Mr. Speranzo has been a member of our board of directors since February 2016. Mr. Speranzo has been the Executive Vice President and Chief Financial Officer of Ascension Health Alliance d/b/a Ascension, the parent corporation of Ascension Health, since the corporation’s formation in September 2011. From 2002 to September 2011, Mr. Speranzo served as the Senior Vice President and Chief Financial Officer of Ascension Health. Prior to joining Ascension Health, Mr. Speranzo served as Managing Director at U.S. Bancorp Piper Jaffray (USBPJ) in Newport Beach, California. Mr. Speranzo has also served on several hospital and corporate boards. Mr. Speranzo received a B.A. in economics from the University of Massachusetts in Amherst, Massachusetts and an M.B.A. from Suffolk University in Boston, Massachusetts. We believe Mr. Speranzo’s proven leadership, extensive healthcare experience, experience serving on hospital and corporate boards and expertise in finance qualify him to serve on our board of directors.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and the holders of more than 10% of our common stock to file with the SEC initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such filings, we are not aware of any director, officer or 10% stockholder who failed to file on a timely basis any report required by Section 16(a) for fiscal year 2016 other than Dr. Rizk and Messrs. Csapo and Flanagan who inadvertently did not timely file Form 4s reporting monthly tax withholding obligations associated with the monthly vesting of restricted common stock previously granted to such reporting persons (Dr. Rizk: 2 transactions in 2016; Mr. Csapo: 2 transactions in 2016; Mr. Flanagan: 4 transactions in 2016). Each reporting person reported the aggregate of such withholding transactions in a Form 4 filed with the SEC on February 12, 2016. Since such date, each reporting person has timely filed Form 4s with the SEC for each subsequent tax withholding obligation.
Code of Ethics
We have adopted a code of business conduct and ethics that applies to our directors and officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) as well as our employees. Copies of our code of business conduct and ethics are available in the “Corporate Governance” section of the “Investor Relations” page of our website, www.r1rcm.com and available without charge upon written request directed to Corporate Secretary, R1 RCM Inc., 401 N. Michigan Avenue, Suite 2700, Chicago, Illinois, 60611.
Identifying and Evaluating Director Candidates
The process followed by the nominating and corporate governance committee to identify and evaluate director candidates includes requests to members of our board of directors and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates and interviews of selected candidates by members of the nominating and corporate governance committee and our board of directors.

In considering whether to recommend any particular candidate for inclusion in our board or directors' slate of recommended director nominees, the nominating and corporate governance committee applies the criteria set forth in our Corporate Governance Guidelines. These criteria include the candidate’s integrity, business acumen, knowledge of our business and industry, experience, diligence, conflicts of interest and the ability to act in the interests of all stockholders. In addition to these criteria, the nominating and corporate governance committee also considers diversity in its evaluation of candidates for board membership. Our board of directors believes that diversity with respect to viewpoint, skills and experience should be an important factor in board composition. The committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow our board of directors to fulfill its responsibilities.

Additionally, in connection with the closing of our strategic transaction (the “Transaction”) with Ascension Health Alliance d/b/a Ascension (“Ascension”), on February 16, 2016, we entered into an Investor Rights Agreement with TCP-ASC ACHI Series LLLP (the “Investor”), that among other things, provides the Investor with certain rights regarding the nomination of directors while it maintains certain ownership thresholds. See “Certain Relationships and Related Person Transactions and Director Independence-Strategic Transaction-Investor Rights Agreement.”

Stockholders may recommend individuals to the nominating and corporate governance committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials, to: Nominating and Corporate Governance Committee, c/o R1 RCM Inc., 401 North Michigan Avenue, Suite 2700, Chicago, Illinois 60611, Attention: Corporate Secretary. Assuming that appropriate biographical and background material has been provided on a timely basis, the committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others. If our board of directors determines to nominate a stockholder-recommended candidate and recommends his or her election, then his or her name will be included in our proxy card for the next annual meeting.

Audit Committee
Our board of directors has established a standing audit committee. Our audit committee assists our board of directors in its oversight of our accounting and financial reporting process and the audits of our financial statements. During the period beginning January 1, 2016 and ending February 16, 2016, each of Alex Mandl, Michael Hammond and Denis Nayden served as members of our audit committee, and our board of directors determined that each of the foregoing members was independent as defined under the rules of the New York Stock Exchange (“NYSE”). In connection with the Transaction and effective February 16, 2016, our audit committee was reconstituted to include the following members: Messrs. Ditkoff, Henneman and Mandl. Our board of directors has determined that each of the members of our audit committee is independent as defined under the rules of the NYSE and the Nasdaq Stock Market (“Nasdaq”) and satisfies the requirements for financial literacy under the current requirements of NYSE and Nasdaq rules and regulations. Our board of directors has further determined that each of Mr. Mandl and Mr. Henneman is an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

Item 11.	Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis provides information about the material components of our executive compensation program for the following current and former executive officers, to whom we refer collectively in this discussion as our “Named Executive Officers.” During 2016, our Named Executive Officers were:

▪	Joseph Flanagan, our President and Chief Executive Officer (our “Chief Executive Officer”);

▪	Christopher Ricaurte, our Chief Financial Officer and Treasurer (our “Chief Financial Officer”);

▪Dr. Emad Rizk, our former President and Chief Executive Officer; and

▪Peter Csapo, our former Chief Financial Officer and Treasurer.

This Compensation Discussion and Analysis describes the material elements of our executive compensation program during 2016 and the policies and practices that contributed to our executive compensation actions and decisions for 2016. It also provides an overview of our executive compensation philosophy and objectives. Finally, it analyzes how and why the compensation committee of our board of directors arrived at the specific compensation decisions for our Named Executive Officers for 2016, including the key factors that the compensation committee considered in determining their compensation.

Significant Management Changes in 2016

On April 21, 2016, Mr. Flanagan was appointed our President and Chief Operating Officer. Subsequently, on May 26, 2016, he was appointed as our President, Chief Executive Officer and a member of our Board of Directors. At that time, Dr. Rizk resigned from his position as our Chief Executive Officer and as a member of our board of directors. No new or amended compensation arrangements were entered into in connection with either of Mr. Flanagan’s appointments.

On April 19, 2016, Mr. Ricaurte was appointed our Chief Financial Officer and Treasurer. Mr. Csapo, our former Chief Financial Officer, resigned from his positions as our Chief Financial Officer and Treasurer. In connection with Mr. Ricaurte’s appointment, he became eligible for 12 months of severance pay in the event of a termination without “cause,” and an increase in his target bonus from 56% of his base salary to 65% of his base salary, but no change was made to Mr. Ricaurte’s base salary in connection with this change.

The payments and benefits received by Dr. Rizk and Mr. Csapo in connection with their separation from the company are described in “Post-Employment Compensation” below.

Executive Summary

     2016 Business Highlights

Our investments during 2016 established our confidence in the ability of the business to scale with growth.

Key financial and operational results included:

▪
In early 2016, we renewed and expanded our agreement with Ascension Health (“Ascension”), our largest customer. This renewed agreement represents more than $8 billion in new net patient revenue from Ascension’s hospitals we previously did not serve. We developed a deployment office to successfully onboard the new business, and in the second half of calendar 2016 began to onboard the first tranche of the new Ascension hospitals, comprising of approximately $3 billion in net patient revenue.

▪
In the third quarter, we renewed our agreement with Intermountain Healthcare, our second-largest customer. This was an important renewal because in addition to providing greater visibility into our 2020 forecast, it demonstrates the important role we play in working hand-in-hand with our customers and their EHR partners to deliver value from our revenue cycle solutions.

▪	We removed $16 million in annualized costs without compromising operational standards or the quality of our work.

▪	Throughout 2016, we also worked to refresh our senior management team, building a team with a functional competency in scaling, combined with deep domain expertise.

2016 Executive Compensation Highlights

The following key compensation actions were taken with respect to our Named Executive Officers for 2016:

▪
Base Salaries - Maintained the annual base salaries of Messrs. Flanagan and Ricaurte, our Chief Executive Officer and Chief Financial Officer, respectively, at their 2015 levels. Dr. Rizk and Mr. Csapo did not receive base salary increases before they left the company in May 2016.

▪
Cash Bonuses - Based on our achievement of the corporate and individual performance objectives as well as our operating results for the year, Messrs. Flanagan and Ricaurte received cash bonuses of $669,375 and $326,321, respectively, representing payouts of 113% each of their target bonuses, under our annual cash incentive bonus plan.

▪
Long-Term Incentive Compensation - Granted Mr. Flanagan options to purchase shares of our common stock with an aggregate grant date fair value of $1,761,475 in October 2016 and granted Mr. Ricaurte a restricted stock award with a grant date fair value of $359,265 in March 2016 and options to purchase shares of our common stock with an aggregate grant date fair value of $659,635 in October 2016. Dr. Rizk and Mr. Csapo did not receive any new equity awards in 2016 before they left the company in May 2016.

Executive Compensation Policies and Practices

We endeavor to maintain sound executive compensation policies and practices, including compensation-related corporate governance standards, consistent with our executive compensation philosophy. During 2016, the following executive compensation policies and practices were in place, including both policies and practices we have implemented to drive performance and policies and practices that either prohibit or minimize behaviors that we do not believe serve our stockholders’ long-term interests:

What We Do

✓	Compensation Committee Independence - Our compensation committee is currently comprised solely of independent directors.

✓
Compensation Committee Advisor Independence - The compensation committee engages and retains its own independent advisors. During 2016, the compensation committee engaged Willis Towers Watson and then Steven Hall & Partners to assist with its responsibilities. Neither Willis

Towers Watson nor Steven Hall & Partners were separately engaged by the company to perform consulting or other services for the company during 2016.

✓
Annual Compensation Review - The compensation committee conducts an annual review of our executive compensation philosophy and strategy, including a review of the compensation peer group used for comparative purposes. Going forward, it is expected that the compensation committee will continue to conduct such a review on an annual basis.

✓
Compensation-Related Risk Assessment - We design our compensation programs, policies and practices to ensure that they reflect an appropriate level of risk-taking but do not encourage our employees to take excessive or unnecessary risks that could have a material adverse impact on the company.

✓
Emphasize Performance-based Incentive Compensation - The compensation committee designs our executive compensation program to use performance-based short-term and long-term incentive compensation awards to align of the long-term interests of our executive officers with the interests of our stockholders.

✓
Emphasize Long-Term Equity Compensation - The compensation committee uses equity awards to deliver long-term incentive compensation opportunities to our Named Executive Officers. These equity awards vest over multi-year periods, which better serves our long-term value creation goals and retention objectives.

✓	Limited Executive Perquisites - We provide only modest amounts of perquisites or other personal benefits to our Named Executive Officers which serve a sound business purpose.

✓
Prohibition on Derivative Securities Transactions and Pledging - Our Insider Trading Compliance Policy prohibits all our employees, including our executive officers, and the members of our board of directors from engaging in derivative securities transactions with respect to our common stock and generally restricts them from pledging our securities as collateral or holding our securities in a margin account.

What We Do Not Do

X
Retirement Programs - Other than our Section 401(k) plan generally available to all employees, we do not offer defined benefit or contribution retirement plans or arrangements or nonqualified deferred compensation plans or arrangements for our Named Executive Officers.

X
No Tax “Gross-Ups” or Payments - We do not provide any “gross-ups” or tax payments to our Named Executive Officers in connection with any compensation element other than for housing expenses, and we do not provide any excise tax “gross-up” or tax reimbursement in connection with any change in control payments or benefits.

X	No Stock Option Repricing - We do not reprice options to purchase shares of our common stock without stockholder approval.

Stockholder Advisory Vote on Named Executive Officer Compensation
At our 2015 Annual Meeting of Stockholders, we conducted a non-binding stockholder advisory vote on the 2014 compensation of our Named Executive Officers (commonly known as a “Say-on-Pay” vote). Our stockholders approved the 2014 compensation of our Named Executive Officers with approximately 84% of the votes cast in favor of the proposal, a result that we believe indicates that our stockholders broadly support our executive compensation program.

As the compensation committee has reviewed our executive compensation policies and practices since that vote, it has been mindful of the strong support our stockholders have expressed for our approach to executive compensation. As a result, following its most recent review of our executive compensation philosophy, the compensation committee decided to retain our general approach to executive compensation. We will conduct our next Say-on-Pay vote at our 2018 Annual Meeting of Stockholders.

Every six years, we are required to conduct a non-binding shareholder advisory vote on the frequency of future “Say-on-Pay” votes (commonly known as a “Say-on-Frequency” vote). At our 2011 Annual Meeting of Stockholders, our stockholders cast the highest number of votes for voting on a triennial basis, compared to voting every one or two years. In light of this result and other factors considered by our board of directors, we decided to conduct Say-on-Pay votes on a triennial basis. We will conduct our next Say-on-Frequency vote at our 2017 Annual Meeting of Stockholders.

Executive Compensation Philosophy and Objectives

Our executive compensation program is guided by our overarching philosophy of attracting and retaining highly-talented executive officers by providing competitive pay and benefits and rewarding our executive officers for performance that aligns with our financial, operational and strategic goals to achieve our ultimate objective of increasing stockholder value. The structure of our executive compensation program enables us to provide a competitive total compensation package that links a significant portion of each executive officer’s overall compensation to key corporate financial goals and other significant accomplishments. We use both short-term and long-term incentive compensation opportunities to align the interests of our executive officers with the interests of our stockholders and the successful execution of our long-term strategic plan.

Our executive compensation program is designed to:

▪	Attract, retain and motivate highly-talented individuals who have the breadth and depth of experience to successfully execute our business strategy;

▪	Align the interests of our executive officers and stockholders;

▪	Pay for performance by rewarding the achievement of our annual and long-term operating and strategic goals; and

▪	Recognize individual contributions.

Governance of Executive Compensation Program

Role of the Compensation Committee

The compensation committee oversees our executive compensation program and discharges the responsibilities of our board of directors relating to the compensation of our Named Executive Officers. In this role, the compensation committee reviews, determines and approves the compensation of our Named Executive Officers. Certain actions of our compensation committee, such as the granting of equity awards, may be taken by a sub-committee of the compensation committee. The compensation committee has the authority, without approval of our board of directors, to engage, oversee and terminate compensation consultants, legal counsel and other advisors to assist in the evaluation of the compensation of our executive officers.

In connection with the closing of the Transaction with Ascension in February 2016, the membership of the compensation committee was reconstituted. Thereafter, the compensation committee launched a comprehensive review of our existing compensation philosophy, programs, policies and practices to determine whether such philosophy, programs, policies and practices were appropriate in light of the transaction with Ascension. As discussed below, in connection with this review the compensation committee retained Steven Hall & Partners, national compensation consulting firm (“Steven Hall”), as its compensation consultant.

Pursuant to its charter, the compensation committee is responsible for reviewing the total compensation, including base salary levels, annual cash bonus opportunities and long-term incentive compensation opportunities, of our Named Executive Officers. When selecting and setting the amount of each compensation element, the compensation committee considers the following factors:

▪	our executive compensation program objectives;

▪	our performance against the financial and operational objectives established by the compensation committee and our board of directors;

▪	each individual Named Executive Officer’s skills, experience, knowledge and qualifications relative to other similarly-situated executives at the companies in our compensation peer group;

▪	the scope of each Named Executive Officer’s role compared to other similarly-situated executives at the companies in our compensation peer group;

▪
the performance of each individual Named Executive Officer, based on a subjective assessment of his or her contributions to our overall performance, ability to lead his or her business unit or function and work as part of a team, all of which reflect our core values;

▪	compensation parity among our Named Executive Officers;

▪	our financial performance relative to our peers; and

▪	the compensation practices of our compensation peer group.

These factors provide the framework for compensation decision-making and final decisions regarding the compensation opportunity for each Named Executive Officer. No single factor is determinative in setting pay levels, nor was the impact of any factor on the determination of pay levels quantifiable.

Role of Executive Officers

In discharging its responsibilities, the compensation committee works with members of our management, including our Chief Executive Officer, to provide information on corporate and individual performance, market data and their perspective on compensation matters. Our Chief Executive Officer reviews the performance of each of our other Named Executive Officers and, based on these reviews, provides recommendations to the compensation committee with respect to base salary adjustments, annual cash bonus opportunities and long-term incentive compensation in the form of equity awards.

The compensation committee meets with our Chief Executive Officer annually to review and discuss his recommendations regarding executive compensation for our other Named Executive Officers. Typically, the compensation committee meets in executive session to discuss these recommendations, uses them as one factor in determining and approving the compensation for our other Named Executive Officers and then informs our board of directors of such decisions. In setting the compensation of our Chief Executive Officer, the compensation committee evaluates his performance, as well as our overall corporate performance and considers the other factors described above. Our Chief Executive Officer recuses himself from all discussions and recommendations regarding his own compensation.

Role of Compensation Consultant

The compensation committee engages an independent compensation consultant from time to time to provide support, including competitive market data and analysis regarding our executive compensation program and the decisions resulting from its annual executive compensation review. At the beginning of 2016, Willis Towers Watson, a national compensation consulting firm, served as an independent advisor to the compensation committee. In February 2016, the compensation committee retained Steven Hall, to serve as its independent compensation advisor. Steven Hall serves at the discretion of our compensation committee.

During 2016, Steven Hall attended meetings of the compensation committee (both with and without management present) and provided the following services:

▪	consulting with the compensation committee chair and other members between committee meetings;

▪
providing competitive market data based in part on the compensation peer group for our executive officer positions and evaluating how the compensation we pay our executive officers compares both to our performance and to how the companies in our compensation peer group compensate their executives;

▪	assessing executive compensation trends within our industry and updating on corporate governance and regulatory issues and developments;

▪	reviewing the Compensation Discussion and Analysis; and

▪	making recommendations regarding short and long term incentive plans and outstanding equity awards.

Neither Willis Towers Watson nor Steven Hall were separately engaged by the company to perform consulting or other services for the company during 2016. With respect to the periods in 2016 for which Willis Towers Watson and Steve Hall provided services to the compensation committee, neither Willis Towers Watson and Steven Hall raised any conflicts of interest to the compensation committee and the compensation committee determined that no conflicts of interest existed that would affect either Willis Towers Watson’s or Steve Hall’s independence pursuant to SEC and NYSE rules or would prevent it from independently representing our compensation committee.
Competitive Positioning

In evaluating our executive compensation program and making its decisions in 2016, the compensation committee considered the competitive market for executive talent using two sources: data derived from an analysis of the compensation levels and practices of a group of comparable companies and data drawn from the Towers Watson 2015 Compensation Data Bank (“CDB”) General Industry Executive Compensation Survey Report - U.S. This latter survey data provided information on general industry trends and practices and was size-adjusted to reflect our revenues.

The compensation peer group is a select group of companies that the compensation committee believes are representative of the talent market in which we compete. In 2016, the compensation committee considered compensation data from this peer group as one factor in determining our executive compensation levels to ensure we continue to provide target total direct compensation opportunities that are competitively positioned in the marketplace.

The companies in the compensation peer group were selected in 2016 based on the following criteria:

▪	Similar revenues and complexity of business model;

▪	In the technology, business process outsourcing, or healthcare services industries; and

▪	Publicly-traded in the United States.

The compensation peer group recommended by the compensation consultant in 2016 consisted of the following companies:

The Advisory Board Company	athenahealth, Inc.
BioTelemetry, Inc.	Computer Programs and Systems, Inc.
HealthEquity, Inc.	Healthways, Inc. (1)
HMS Holdings Corporation	Huron Consulting Group Inc.
Inovalon Holdings, Inc.	National Research Corporation
National Research Corporation	Performant Financial Corporation
Press Ganey Holdings, Inc. (2)	Quality Systems

(1)	Now Trivity Health, Inc.

(2)	Press Ganey Holdings went private in October 2016.

While the compensation committee considers competitive market data when making its decisions, it is only one factor evaluated when determining the target total direct compensation opportunities of our Named Executive Officers. The compensation committee also considers the other factors listed in “Governance of Executive Compensation Program - Role of the Compensation Committee” above.

The compensation committee intends to review our compensation peer group at least annually and makes adjustments to its composition, taking into account changes in both our business and the businesses of the companies in the peer group.

Risk Considerations

Our executive compensation program consists of a mix of compensation elements, which we design to discourage our management from assuming excessive risk. We believe that the risks arising from our compensation policies and practices are not reasonable likely to have a material adverse effect on our business. In addition, the compensation committee believes that the mix and design of the elements of our executive compensation program do not encourage our management to assume excessive risks.

Individual Compensation Elements

In 2016, the primary elements of our executive compensation program consisted of base salary, an annual cash bonus opportunity and long-term incentive compensation in the form of options to purchase shares of our common stock and time-based restricted stock awards (“RSAs”). The following table describes how each of these elements is intended to satisfy our executive compensation objectives.

Compensation Element	Purpose	Type of Compensation	Link to Program Objectives
Base salary	Fixed level of cash compensation to attract and retain key talent in a competitive marketplace	Cash	Determined based on evaluation of individual’s experience, position, current performance, internal pay equity, compensation peer group data and external competitive market data
Annual cash bonus	Target cash incentive opportunity (expressed as a percentage of base salary) that encourages executive officers to achieve annual operating plan goals	Cash
Provides compensation based on achievement of our annual operating plan goals, as well as individual performance compared against pre-established corporate performance goals

No minimum guaranteed payment

Long-term incentive compensation
Helps ensure executive compensation is directly linked to achievement of long-term goals

Creates an ownership culture by aligning interests of executive officers with the creation of stockholder value

Furthers our executive officer retention objectives
Long-term equity
Provides our executive officers with a strong link to our long-term performance by enhancing their accountability for long-term decision-making

Delivered in the form of stock options and restricted stock awards

Time-based awards generally vest ratably for a four-year period

Benefits	Important element of “total rewards” program and helps attract and retain executive officers	Benefits
Same broad-based benefits that are provided to all employees, including our Section 401(k) retirement plan (although we currently do not provide matching contributions to our Named Executive Officer’s Section 401(k) plan contributions), a medical care plan, vacation, short-term and long-term disability coverage and standard employee holidays

Post-employment compensation arrangements	Attracts and retains executive officers in competitive market Ensures continued dedication of executive officers in cases of personal uncertainties or risk of job loss	Combination of cash, long-term incentive compensation and benefits	Under certain circumstances, the accelerated vesting of certain equity awards, plus cash severance payments
Employment agreements	Provides confidentiality and non-compete covenants	N/A	Specific for the individual

Base Salary

Base salary represents the fixed portion of the compensation of our Named Executive Officers. We use base salaries to attract and retain highly-qualified individuals to help us manage our business and achieve our annual and long-term performance objectives. Generally, we establish the initial base salaries of our Named Executive Officers through arm’s-length negotiation at the time we hire an individual, taking into account his or her position, qualifications, experience, prior salary level and the base salaries of our other executive officers. Thereafter, the compensation committee reviews the base salaries of our executive officers from time to time and makes adjustments to base salaries as it determines to be necessary or appropriate.

We did not make any adjustments to the base salaries of any of the Named Executive Officers in 2016. Neither Mr. Flanagan nor Mr. Ricaurte received an adjustment to their base salaries when they were appointed our Chief Executive Officer and Chief Financial Officer, respectively, in 2016.

Annual Cash Bonuses

Each year, the compensation committee approves an annual cash incentive bonus plan for our Named Executive Officers. We use annual cash incentive bonuses to compensate our Named Executive Officers for achieving corporate performance objectives, as well as for their individual performance.

For 2016, the compensation committee approved an annual cash bonus plan (the “2016 Bonus Plan”) which contained the following terms and conditions:

▪
At the beginning of the year, our board of directors selects the objective corporate financial and operational measure(s) and sets the target levels for such measure(s) for the year based on our annual operating plan. The objective performance measure and related target level was selected by our board of directors based on our historical operating results and growth rates, as well as our expected future results and are designed to require significant effort and operational success on the part of the company and our Named Executive Officers. During the course of the year, our board of directors and the compensation committee may adjust such measure and target level as they deem appropriate.

▪
If our performance expectations for our objective corporate performance was exceeded, the bonus pool may fund at, and actual bonus payments may be awarded at above-target amounts. If this expectation was not met, actual bonus payments may be below target amounts, or no bonuses at all, may be awarded. Prior years’ performance and corresponding bonus payment amounts were taken into consideration when setting target bonus levels. We believe this helps to calibrate our annual incentive compensation levels with our actual performance.

▪
The compensation committee approves actual annual cash bonus payments, which are based, in part, on the recommendations of our Chief Executive Officer (except with respect to his own annual cash bonus payment). There were no minimum or maximum payment levels, and the compensation committee reserved broad discretion to make adjustments to award payments.

Target Annual Cash Bonus Opportunities

For purposes of the 2016 Bonus Plan, at the beginning of the year the compensation committee established a target annual cash bonus opportunity for each of our Named Executive Officers, the amount of which was calculated as a percentage of his average annual base salary. In 2016, the compensation committee reviewed the target annual cash bonus opportunities of our Named Executive Officers, taking into consideration a competitive market analysis prepared by its compensation consultant, the recommendations of our Chief Executive Officer (except with respect to his own target annual cash bonus opportunity) and the other factors described above.

The target annual cash bonus opportunities of our Named Executive Officers for 2016 were as follows:

Named Executive Officer	2016 Target Annual Cash Bonus Opportunity (as a percentage of base salary)	2016 Target Annual Cash Bonus Opportunity ($)
Mr. Flanagan	100%	$595,000
Mr. Ricaurte (1)	65%	$290,063
Dr. Rizk	100%	$750,000
Mr. Csapo	80%	$376,000

(1)	Mr. Ricaurte’s target annual cash bonus opportunity was increased to 65% of his annual base salary for 2016 in October 2016 in connection with his appointment as our Chief Financial Officer.

2016 Performance Measures

In 2016, the compensation committee selected following objective and subjective measures for purposes of the 2016 Bonus Plan:

Objective Performance Measure	Subjective Performance Measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) - Target set against company’s 2016 operating plan	Individual performance

The compensation committee selected these performance measures because it believed that they were appropriate drivers for our business as they provided a balance between generating revenue, growing our business and managing our expenses, which enhance stockholder value over the short term. The compensation committee selected the EBITDA target in connection with its 2016 operating plan for purposes of determining the amount of funding for the company-wide annual cash incentive bonus pool. In the event that the company’s performance exceeded the target amount, the pool would share in 50% of every dollar by which actual performance exceeded the EBITDA target. After the amount of the company-wide bonus pool was determined, the compensation committee then subjectively evaluated our Named Executive Officer’s individual performances.

2016 Annual Cash Bonus Payments

For 2016, the company’s performance against the objective EBITDA target measure exceeded the target and as a result, the company-wide annual cash incentive bonus pool funded significantly above target. After the amount of the company-wide bonus pool was determined, the compensation committee then considered the company’s net loss for fiscal 2016 and applied negative discretion to the company-wide bonus pool, reducing it to 90% of the amount it would have otherwise funded, based on 2016 performance. Accordingly, the payouts to Messrs. Flanagan and Ricuarte based solely on the objective performance measure would have been 90% of their target bonuses. In connection with the subjective company-wide evaluation of individual performances undertaken by management in 2017 for 2016 performance, the compensation committee similarly evaluated the subjective individual performances of our Named Executive Officers in light of our overall strategic objectives and the industry and economic conditions and trends affecting our performance throughout the year. In doing so, the compensation committee considered the individual contributions of each Named Executive Officer to our overall progress during a year of significant transition. Based on its collective judgment, the compensation committee then exercised its discretion to select an individual multiplier of 125% of the amount of bonus that would have otherwise been paid to Messrs. Flanagan and Ricaurte based solely on the achievements under the objective performance measure. Using this formula, the compensation committee then determined the actual cash bonus payments made in April 2017 to our then-employed Named Executive Officers for 2016 were as follows:

Named Executive Officer	Target Annual Cash Bonus Opportunity (as a percentage of base salary)	Actual 2016 Cash Bonus Payment ($)	Actual 2016 Cash Bonus Payment (as a percentage of target)
Mr. Flanagan	100%	$669,375	113%
Mr. Ricaurte	65%	$326,321	113%
Dr. Rizk	100%	0	0
Mr. Csapo	80%	0	0

Retention Bonus

Pursuant to an amendment to his employment offer letter dated April 29, 2014, we agreed to provide our Chief Executive Officer, Mr. Flanagan, with the following retention bonuses:

▪	monthly supplemental cash retention bonuses in the amount of $25,000 for the duration of his employment; and

▪	a one-time cash retention bonus in the amount of $1,700,000, payable on April 29, 2016 if he was still employed with us on that date.

These retention bonuses were offered to Mr. Flanagan as incentives for him to remain with the company to provide leadership continuity and support during a critical time in our operations.

As provided by his amended employment offer letter, we made a payment in the amount of $1,700,000 to Mr. Flanagan on April 29, 2016, the second anniversary of the date on which the terms of his offer letter were amended. Combined with his monthly payment of $25,000, Mr. Flanagan received $2,000,000 in cash retention bonus payments in 2016.

Long-Term Incentive Compensation

We believe long-term incentive compensation is an effective means for focusing our Named Executive Officers on driving increased stockholder value over a multi-year period, provides a meaningful reward for appreciation in our stock price and long-term value creation and motivates them to remain employed with us. Historically, we used equity awards in the form of options to purchase shares of our common stock and RSA awards to deliver the annual long-term incentive compensation opportunities to our Named Executive Officers.

As with their other elements of compensation, the compensation committee determines the amount of long-term incentive compensation for our Named Executive Officers as part of its annual compensation review and after taking into consideration a competitive market analysis, the recommendations of our Chief Executive Officer (except with respect to his own long-term incentive compensation), the outstanding equity holdings of each Named Executive Officer, the projected impact of the proposed awards on our earnings, the proportion of our total shares outstanding used for annual employee long-term incentive compensation awards (our “burn rate”) in relation to the companies in our compensation peer group, the potential voting power dilution to our stockholders (our “overhang”) in relation to the companies in our compensation peer group and the other factors described above.

In October 2016, our board of directors approved a revised long-term incentive compensation program with the goal of greater focus on our long-term business performance that it believed will generate the creation of sustainable long-term value for our stockholders. Depending upon an individual’s level within our management team, this program contemplates the use of three different equity-based incentive vehicles: options to purchase shares of our common stock, time-based restricted stock units (“RSU”) awards and performance-based restricted stock unit (“PBRSU”) awards.

Consistent with our compensation objectives, we believe this approach aligns the contributions of our Named Executive Officers with the long-term interests of our stockholders and allows them to participate in any future appreciation in our common stock. We believe that stock options should help us to retain our Named Executive Officers and reward them for long-term stock price appreciation. We also believe that PBRSU awards pursuant to which shares of our common stock may be earned based on our actual performance should provide an appropriate long-term incentive for our Named Executive Officers, since they are rewarded only to the extent that they achievement performance results intended to enhance our stock price growth.

While typically we have granted equity awards to our Named Executive Officers in April of each year, in 2016 this process was delayed as a result of the reorganization of our management team, our focus on developing a strategic business plan and our decision to revise our long-term incentive compensation program to support this new plan. Consequently, equity award decisions were made in October 2016. As a result of this delay, the compensation committee determined to grant equity awards to our Named Executive Officers for both 2016 and 2017 at that time.

2016 Equity Awards

With respect to our then-employed Named Executive Officers, the compensation committee decided to grant them long-term incentive compensation opportunities in the form of options to purchase shares of our common stock on October 3, 2016 as follows:

Named Executive Officer	Options to Purchase Shares of Our Common Stock (number of shares)	Equity Awards (Aggregate Grant Date Fair Value of Options Granted)
Mr. Flanagan	817,390	$884,416
Mr. Ricaurte	204,348	$221,105

Each of these options to purchase shares of our common stock provides that the shares subject to such options vests in four equal annual installments on April 1, 2017, April 1, 2018, April 1, 2019 and April 1, 2020, subject to the Named Executive Officer’s continued employment with us on each such vesting date.

2017 Equity Awards

In addition to the foregoing equity awards, as discussed above, the compensation committee decided to grant our then-employed Named Executive Officers additional long-term incentive compensation opportunities in the form of options to purchase shares of our common stock in October 2016, the grant of which were contingent upon stockholder approval of an increase in the number of shares of our common stock authorized for issuance under our Amended and Restated 2010 Stock Incentive Plan at our 2016 Annual Meeting of Stockholders.

Subsequently, our stockholders approved the proposed increase in the number of shares of our common stock authorized for issuance under our Amended and Restated 2010 Stock Incentive Plan and such options were granted for accounting purposes as of December 8, 2016, the date of our 2016 Annual Meeting of Stockholders. The number of shares of our common stock and the grant date fair value of these options were as follows:

Named Executive Officer	Options to Purchase Shares of Our Common Stock (number of shares)	Equity Awards (Aggregate Grant Date Fair Value of Options Granted) (1)
Mr. Flanagan	817,390	$877,059
Mr. Ricaurte	204,348	$219,265
(1) Although these options were granted on October 3, 2016, they were subject to stockholder approval and thus were not granted for accounting purposes until December 8, 2016.

As with their other stock options, the shares of our common stock subject to these stock options vest in four equal annual installments on April 1, 2018, April 1, 2019, April 1, 2020 and April 1, 2021, subject to the Named Executive Officer’s continued employment with us on each such vesting date.

In addition, on October 3, 2016, the compensation committee granted Mr. Ricaurte options to purchase 204,348 shares of our common stock at an exercise price of $2.42 per share as a “staking grant” to recognize his promotion, encourage his retention and to provide a stronger alignment with our stockholders’ interests. As with the grant of the stock options for 2017, this grant was contingent upon stockholder approval of an increase in the number of shares of our common stock authorized for issuance under our Amended and Restated 2010 Stock Incentive Plan at our 2016 Annual Meeting of Stockholders. Subsequently, our stockholders approved the proposed increase in the number of shares of our common stock authorized for issuance under our Amended and Restated 2010 Stock Incentive Plan and the options were deemed granted for accounting purposes as of December 8, 2016, the date of our 2016 Annual Meeting of Stockholders. The shares of our common stock subject to these stock options vest in four equal annual installments on April 1, 2018, April 1, 2019, April 1, 2020 and April 1, 2021, subject to Mr. Ricaurte’s continued employment with us on each such vesting date.

March 2016 Equity Award for Mr. Ricaurte

In March 2016, the compensation committee granted Mr. Ricaurte an RSA award for 139,250 shares of our common stock with a grant date fair value of $359,265 as a retention award in connection with the Transaction. This award vests in three equal annual installments on February 16, 2017, February 16, 2018 and February 16, 2018, subject to Mr. Ricaurte’s continued employment with us on each such vesting date.

Welfare and Health Benefits

Our Named Executive Officers are eligible to participate in our employee benefit programs on the same basis as our other full-time, salaried employees. We sponsor a Section 401(k) retirement plan, which is intended to qualify for favorable tax treatment under Section 401(a) of the Code. All of our U.S. employees, including our executive officers, are eligible to participate in the Section 401(k) plan. We currently do not provide employer matching contributions to our Named Executive Officers participating in the Section 401(k) plan.

In addition, our Named Executive Officers are eligible to participate in our employee benefit programs on the same basis as all of our employees. These benefits include a medical care plan, flexible spending accounts, short-term and long-term disability insurance and standard company holidays.

We design our employee benefits programs to be affordable and competitive in relation to the market, as well as compliant with applicable laws and practices. We adjust our employee benefits programs as needed based upon regular monitoring of applicable laws and practices and the competitive market.

Perquisites and Other Personal Benefits

Consistent with our compensation philosophy, we do not view perquisites or other personal benefits as a significant component of our executive compensation program. Accordingly, we do not provide perquisites or other personal benefits to our Named Executive Officers except in situations where we believe it is appropriate to assist an individual in the performance of his or her duties, to make our executive officers more efficient and effective and for recruitment and retention purposes.

In the future, we may provide perquisites or other personal benefits in limited circumstances, such as those described in the preceding paragraph. All future practices with respect to perquisites or other personal benefits will be approved and subject to periodic review by the compensation committee.

     Employment Offer Letters

We have entered into written employment offer letters with each of our Named Executive Officers. In filling each of our executive positions, our board of directors or the compensation committee, as applicable, recognized that it would need to develop competitive compensation packages to attract qualified candidates in a dynamic labor market. At the same time, our board of directors and the compensation committee were sensitive to the need to integrate new executive officers into the executive compensation structure that we were seeking to develop, balancing both competitive and internal equity considerations.

Each of these employment offer letters provides for “at will” employment and set forth the initial compensation arrangements for the executive officer, including an initial base salary, an annual cash bonus opportunity and an initial equity award recommendation.

For information on the specific terms and conditions of the employment offer letters of our Named Executive Officer, see the discussion of “Employment Agreements with Named Executive Officers” following the executive compensation tables below.

Post-Employment Compensation

The employment offer letters and/or equity award agreements with our Named Executive Officers also contain provisions for their compensation in the event of certain terminations of employment, including in connection with a change in control of the company. We believe that having in place reasonable and competitive post-employment compensation arrangements are essential to attracting and retaining highly-qualified executive officers. Our post-employment compensation arrangements are designed to provide reasonable compensation to executive officers who leave us under certain circumstances to facilitate their transition to new employment. Further, we seek to mitigate any potential employer liability and avoid future disputes or litigation by requiring a departing executive officer to sign a separation and release agreement acceptable to us as a condition to receiving post-employment compensation payments or benefits.

We believe that these arrangements are designed to align the interests of management and stockholders when considering our long-term future. The primary purpose of these arrangements is to keep our Named Executive Officers focused on pursuing all corporate transaction activity that is in the best interests of stockholders regardless of whether those transactions may result in their own job loss. Reasonable post-acquisition payments and benefits should serve the interests of both the Named Executive Officer and our stockholders.

Mr. Flanagan’s equity awards, contain both so-called “single-trigger” and “double-trigger” change in control provisions. Specifically, upon a change in control of the company 50% of the unvested shares of our common stock subject to such awards will automatically vest. In addition, if his employment is terminated by us without cause or by him for good reason within one year following a change in control of the company, any remaining unvested shares of our common stock subject to such awards will automatically vest. Mr. Flanagan’s cash payments and medical benefits are subject only to “double-trigger” change of control provisions.

Mr. Ricaurte’s post-employment compensation arrangements are subject to “double-trigger” change in control provisions. That is, all payments and benefits in the event of a change in control of the company are payable only if there is a subsequent loss of employment by an executive officer within one year of the change of control (a so-called “double-trigger” arrangement).

We do not use excise tax payments (or “gross-ups”) relating to a change in control of the company and have no such obligations in place with respect to any of our Named Executive Officers.

For information on the post-employment compensation arrangements with our Named Executive Officers, as well as an estimate of the potential payments and benefits payable under these arrangements as of the end of 2016, see “Potential Payments Upon Termination or Change in Control” below.

Separation Agreement with Dr. Rizk

On May 25, 2016, we entered into a General Release and Mutual Non-Disparagement Agreement (the “Separation Agreement”) with Dr. Rizk pursuant to which he received the following payments and benefits:

▪	a cash severance payment in the amount of $1,500,000, which was equal to twice his then-current annual base salary, payable monthly over two years from his separation from the company;

▪	an additional cash payment in the amount of $1,500,000, which was equal to twice his target his annual cash bonus opportunity, payable monthly over two years from his separation from the company;

▪	continuation of health benefits for him and his eligible dependents for a period of 24 months subject to obtaining replacement coverage pursuant to new employment; and

▪
acceleration of vesting of certain of the outstanding and unvested shares of our common stock subject to his restricted stock awards (except as noted hereafter), with an aggregate value of $401,630 on the date of execution of the Separation Agreement.

The foregoing accelerated vesting benefit did not apply to the restricted stock awards to which Dr. Rizk would have been entitled under that certain Restricted Stock Award Agreement dated December 31, 2015. Dr. Rizk agreed to forfeit any rights to these awards.

In exchange for these payments and benefits, Dr. Rizk executed a general release of all legal claims and agreed to comply with a mutual non-disparagement provision as set forth in the Separation Agreement.

Separation Agreement with Mr. Csapo

On April 25, 2016, we entered into a Transition, Separation, and General Release Agreement (the “Separation Agreement”) with Mr. Csapo pursuant to which he received the following payments and benefits:

▪	a cash severance payment in the amount of $470,000, which was equal to 100% of his then-current annual base salary (and which was subject to offset upon new employment);

▪	continuation of health benefits for him and his eligible dependents for a period of up to 12 months, subject to obtaining replacement coverage pursuant to new employment; and

▪
acceleration of vesting of certain of the outstanding and unvested shares of our common stock subject to his restricted stock awards, with an aggregate value of $1,576,753 on the date of execution of the Separation Agreement.

In exchange for these payments and benefits, Mr. Csapo executed a general release of all legal claims and agreed to comply with non-competition, non-solicitation, non-disparagement and confidentiality provisions as set forth in the Separation Agreement. These payments and benefits were consistent with the terms and conditions set forth in Mr. Csapo’s employment offer letter of August 2014.

In addition, Mr. Csapo agreed to provide us with transition and advisory services from April 25, 2016 through May 13, 2016 (or such earlier date at either party’s election) for which he received his full base salary and benefits for such period.

Finally, we have the right, but not the obligation, in certain circumstances in the future to repurchase shares of our common stock held by Mr. Csapo, which, in March 2017, the company exercised, with respect to 107,145 shares of Mr. Csapo’s common stock.

Other Compensation Policies and Practices

Policy Prohibiting Derivative Securities Transactions and Pledging of Our Equity Securities

Our Insider Trading Compliance Policy prohibits all our employees, including our executive officers, and the members of our board of directors from engaging in derivative securities transactions with respect to our common stock and generally restricts them from pledging our securities as collateral or holding our securities in a margin account.

Tax and Accounting Considerations

Deductibility of Executive Compensation

Generally, Section 162(m) of the Code disallows public companies a tax deduction for federal income tax purposes of remuneration in excess of $1 million paid to their chief executive officer and each of the three other most highly-compensated executive officers (other than the chief executive officer and chief financial officer) whose compensation is required to be disclosed to our stockholders under the Exchange Act in any taxable year. Remuneration in excess of $1 million may only be deducted if it is “performance-based compensation” within the meaning of Section 162(m) or qualifies for one of the other exemptions from the deductibility limit. In making compensation decisions, the compensation committee considers the potential effects of Section 162(m) on the compensation paid to our Named Executive Officers.

Where reasonably practicable, the compensation committee seeks to qualify the performance-based incentive compensation paid or awarded to our Named Executive Officers for the “performance-based compensation” exemption from the deductibility limit of Section 162(m). As such, in approving the amount and form of compensation for our Named Executive Officers, the compensation committee considers all elements of our cost of providing such compensation, including the potential impact of Section 162(m). To maintain flexibility in compensating our Named Executive Officers in a manner designed to promote varying corporate goals, however, the compensation committee has not adopted a policy that all compensation payable to our Named Executive Officers that is subject to Section 162(m) must be deductible for federal income tax purposes. From time to time, the compensation committee may, in its judgment, approve compensation for our Named Executive Officers that does not comply with an exemption from the deductibility limit when it believes that such compensation is in the best interests of the company and our stockholders.

Accounting for Stock-Based Compensation

We follow the Financial Accounting Standard Board’s Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”) for our stock-based compensation awards. FASB ASC Topic 718 requires us to measure the compensation expense for all share-based payment awards made to our employees and members of our board of directors, including options to purchase shares of our common stock and other stock awards, based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the executive compensation tables required by the federal securities laws, even though the recipient of the awards may never realize any value from their awards.

Summary Compensation Table
The following table sets forth information regarding compensation earned by our Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards (1) ($)		Option Awards (1) ($)	Non-Equity Incentive Plan Compensation (1) (13) ($)		All Other Compensation ($) (2)		Total ($)
Joseph Flanagan (3)	2016	$595,000	$2,000,000	(7)	$96,375	(12)	$1,761,475	$669,375	(13)	$53,168	(15)	$5,175,393
President and Chief Executive Officer	2015	$595,000	$2,125,518	(8)	$3,046,400	(12)	$—	$1,214,001	(14)	$132,196	(15)	$7,113,115
	2014	$595,000	$200,000	(9)	$2,415,000	(12)	$2,195,000	$—		$735,777	(15)	$6,140,777

Christopher Ricaurte (4)	2016	$446,250	$348,125	(10)	$359,265		$659,635	$326,321	(13)	$—		$2,139,596
Executive Vice President, Chief Financial Officer and Treasurer

Dr. Emad Rizk (5)	2016	$310,096	$—		$—		$—	$—		$875,000	(16)	$1,185,096
Former Chief Executive Officer	2015	$750,000	$207,658	(11)	$4,800,000		$—	$420,000	(14)	$—		$6,177,658
	2014	$338,835	$—		$8,110,000		$12,150,000	$—		$—		$20,598,835

Peter Csapo (6)	2016	$176,250	$—		$—		$—	$—		$62,328	(17)	$238,578
Former Chief Financial Officer	2015	$470,000	$92,951	(11)	$2,165,760		$—	$187,999	(14)	$85,478	(17)	$3,002,188
	2014	$183,590	$—		$1,630,000		$1,221,000	$—		$40,726	(17)	$3,075,316

(1)
Valuation of these option and stock awards is based on the aggregate grant date fair value computed in accordance with ASC 718. These amounts do not represent the actual amounts paid to or realized by the Named Executive Officer during 2016, 2015 and 2014. The assumptions used by us with respect to the valuation of option awards are the same as those set forth in Note 9, Share-Based Compensation, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 1, 2017.

(2)
Amounts for 2016 below do not reflect the payments by the company in 2016 of $42,000 for personal training services offered to certain of the company's executives, including certain of the Named Executive Officers, or a payment by the company of $40,317 for legal expenses relating to the negotiation of the termination of retention arrangements for Messrs. Flanagan, Rizk, Csapo and certain non-Named Executive Officers in connection with the Transaction.

(3)
Mr. Flanagan joined our company on April 29, 2013 and became our Chief Executive Officer on May 26, 2017. In connection with his appointment as our Chief Executive Officer, he did not have a change in his then-current base salary.

(4)	Mr. Ricuarte was appointed our Chief Financial Officer on April 19, 2016. Salary represents the amount of base salary Mr. Ricuarte actually received for 2016.
(5)
Dr. Rizk joined our company on July 21, 2014 and served as our Chief Executive Officer until his separation from the company, effective May 25, 2016. Salary represents the pro rata amount of Mr. Rizk's 2016 base salary that he actually received.

(6)
Mr. Csapo joined our company on August 12, 2014 and served as our Chief Financial Officer until his separation from the company, effective May 13, 2016. Salary represents the pro rata amount of Mr. Csapo's 2016 base salary that he actually received.

(7)
Represents a one time $1,700,000 retention bonus paid in April 2016 and $300,000 in monthly supplemental cash retention bonus payments, in the aggregate, both payable pursuant to the April 29, 2014 Amendment to Mr. Flanagan's offer letter from the company.

(8)
This amount represents the following: (i) $353,018 in cash bonus made to Mr. Flanagan as described in footnote 11 below, (ii) $300,000 of monthly supplemental cash retention bonus payments as described in footnote 9 below and (iii) $1,472,500 in cash payments resulting from the termination of Mr. Flanagan's incentive award as described in footnote 12 below.

(9)	This amount represents Mr. Flanagan’s monthly supplemental cash retention bonus, as described in the summary of his employment agreement.
(10)	Represents a $348,125 retention bonus paid out in connection with the Transaction in February 2016.
(11)
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

(12)
Since our stockholders did not approve the amendment to our then-current 2010 Stock Incentive Plan prior to December 31, 2014, certain of Mr. Flanagan’s incentive equity awards terminated, and in lieu thereof, Mr. Flanagan became entitled to receive cash payments from the company following each date that any portion of such stock award and option award that would have otherwise vested equal to the value of each share of restricted stock (based on the closing price of the company's common stock on the applicable vesting date) and option award (based on the difference between the exercise price and the closing price of the company's common stock on the applicable vesting date). These cash payments of $1,472,500 are included in "Non-Equity Incentive Plan Compensation" in 2015. For 2014, this amount also includes $170,000 in incremental fair value computed in accordance with ASC 718 related to the modification of Mr. Flanagan's vested options to extend the exercise period of such vested options in connection with his amended employment agreement.

(13)	Consists of a cash incentive bonus for 2016 paid in April 2017 under our annual cash incentive bonus plan.
(14)
Annual cash incentive bonuses under the annual cash incentive bonus program for 2014 were paid in restricted stock that vested 1/12 per month over a one-year period, commencing on April 10, 2015, rather than in cash (Mr. Flanagan: 132,714 restricted shares, Dr. Rizk: 78,067 restricted shares, and Mr. Csapo: 34,944 restricted shares). For Mr. Flanagan, this amount also includes $500,000 in cash discretionary bonus under our 2015 annual cash incentive bonus plan.

(15)
For 2016, this amount for Mr. Flanagan represents $30,000 in housing benefits and $23,168 in a tax gross-up for these housing benefits. For 2015, this amount for Mr. Flanagan represents $72,020 in housing benefits and tax gross-up of $66,801.79. For 2014, this amount for Mr. Flanagan represents the following: relocation benefits, $503,766; tax gross-up, $76,784; household goods, $56,602; legal expenses, $50,000; temporary living expenses, $48,000; payments for educational consulting services, $625.

(16)
This amount for Dr. Rizk represents $875,000 in severance payments provided for in 2016 under the General Release and Mutual Non-Disparagement Agreement between Dr. Rizk and the company, effective May 25, 2016. Pursuant to the General Release and Mutual Non-Disparagement Agreement, Dr. Rizk is entitled, in the aggregate, to $3,000,000 in severance payments, payable on a monthly basis, over 24 months from the date of his termination.

(17)
For 2016, this amount for Mr. Csapo represents $16,225 in housing expenses and $9,398 in a tax gross-up for these housing benefits, $31,827 as a severance payments under the Transition, Separation and General Release Agreement between Mr. Csapo and the company, effective April 25, 2016, and $4,878 in legal expenses for the negotiation of his Transition, Separation and General Release Agreement. For 2015, this amount for Mr. Csapo is comprised of temporary living expenses, $29,400; tax gross-up payments, $18,676; and compensatory travel and entertainment expenses and taxes, $37,401.79. For 2014, this amount for Mr. Csapo is comprised of the following: temporary living expenses, $12,198; tax gross-up payments, $3,993; and compensatory travel and entertainment expenses and taxes, $24,535.

Employment Offer Letters

We have entered into written employment offer letters with each of our Named Executive Officers.  Please see the heading “Employment Agreements with Named Executive Officers” below.

Grants of Plan-Based Awards in 2016

The following table sets forth information regarding grants of compensation in the form of plan-based awards made during 2016 to our Named Executive Officers.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Grant Type	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Joseph Flanagan	N/A	Cash Incentive Bonus	$—	$595,000	$—	—	—	—	—	—	$—	—
	10/3/2016	Non-Qualified Stock Option	—	—	—	—	—	—	—	817,390	$2.42	$884,416
	10/3/2016 (3)	Non-Qualified Stock Option	—	—	—	—	—	—	—	817,390	$2.42	$877,059

Christopher Ricuarte	N/A	Cash Incentive Bonus	$—	$290,063	$—	—	—	—	—	—	$—	—
	3/3/2016	Restricted Stock Award	—	—	—				139,250	—	$—	$359,265
	10/3/2016	Non-Qualified Stock Option	—	—	—	—	—	—	—	204,348	$2.42	$221,105
	10/3/2016 (3)	Staking Grant of Non-Qualified Stock Option	—	—	—	—	—	—	—	204,348	$2.42	$219,265
	10/3/2016 (3)	Non-Qualified Stock Option	—	—	—	—	—	—	—	204,348	$2.42	$219,265

Dr. Emad Rizk (1)			$—	$—	$—	—	—	—	—	—		—

Peter Csapo (2)			$—	$—	$—	—	—	—	—	—		—

(1)	Dr. Rizk separated from the company effective May 25, 2016 and did not receive any grants of plan based awards in 2016.
(2)	Mr. Csapo separated from the company effective May 13, 2016 and did not receive any grants of plan based awards in 2016.
(3)	Although these options were granted on October 3, 2016, they were subject to stockholder approval and thus were not granted for accounting purposes until December 8, 2016.

Outstanding Equity Awards at December 31, 2016

The following table sets forth information regarding stock options and stock awards held by our Named Executive Officers as of December 31, 2016.

	Option Awards						Stock Awards
										Equity Incentive Plan Awards:
Name	Number of Securities Underlying Unexercised Options (#) exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Joseph Flanagan	700,014	(1)	99,986		$11.47	6/3/2023	—		—	—	—
	—		817,390	(2)	$2.42	10/3/2026	—		—	—	—
	—		817,390	(3)	$2.42	10/3/2026	—		—	—	—
	—		—		$—	—	49,972	(4)	$112,437		—
	—		—		$—	—	952,000	(5)	$2,142,000	—	—

Christopher Ricuarte	150,000	(6)	50,000		9.30	9/4/2023	—		—	—	—
	7,969	(7)	23,906		$6.15	1/5/2025	—		—	—	—
	—		204,348	(2)	$2.42	10/3/2026	—		—	—	—
	—		408,696	(3)	$2.42	10/3/2026	—		—	—	—
	—		—		$—	—	14,582	(8)	$32,810	—	—
	—		—		$—	—	17,772	(9)	$39,987	—	—
	—		—		$—	—	139,250	(10)	$313,313	—	—

Dr. Emad Rizk	—		—		$—	—	—		—	—	—

Peter Csapo	—		—		$—	—	—		—	—	—

(1)	These options were granted on June 3, 2013 and vest in equal monthly installments over four years, beginning one month from date of grant, based on continued employment.
(2)	These options were granted on October 3, 2016 and will vest in equal installments on April 1, 2017, April 1, 2018, April 1, 2019 and April 1, 2020, based on continued employment.
(3)
Although these options were granted on October 3, 2016, they were subject to stockholder approval and thus were not granted for accounting purposes until December 8, 2016. They will vest in equal installments on April 1, 2018, April 1, 2019, April 1, 2020 and April 1, 2021, based on continued employment. In Mr. Ricuarte's case, these options represent a staking grant on October 3, 2016 and a separate option grant on that same date, both of which were subject to stockholder approval and thus were not granted for accounting purposes until December 8, 2016.

(4)	These restricted shares were granted on June 3, 2013 and vest in equal monthly installments over four years, beginning one month from date of grant, based on continued employment.
(5)
These restricted shares were granted on December 31, 2015 and vest in equal installments over three years, beginning one year from February 16, 2016 (the Transaction closing date), based on continued employment.

(6)	These options were granted on September 4, 2013 and vest in four equal annual installments beginning on August 12, 2014, based on continued employment.
(7)	These options were granted on January 5, 2015 and vest in four equal annual installments beginning on January 5, 2016, based on continued employment.
(8)	These restricted shares were granted on January 24, 2014 and vest in equal installments on January 24, 2015, January 24, 2016 and January 24, 2017, based on continued employment.
(9)	These restricted shares were granted on July 9, 2015 and vest in equal installments on May 4, 2016, May 4, 2017, May 4, 2018 and May 4, 2019, based on continued employment.
(10)
These restricted shares were granted on March 3, 2016 and vest in equal installments over three years, beginning one year from February 16, 2016 (the Transaction closing date), based on continued employment.

Option Exercises and Stock Vested
The following table sets forth information regarding stock acquired upon vesting by our Named Executive Officers during the fiscal year ended December 31, 2016. No stock options were exercised during the fiscal year ended December 31, 2016.

	Stock Awards (1)
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Joseph Flanagan	144,246	350,536
Christopher Ricuarte	29,344	76,624
Dr. Emad Rizk (3)	256,844	469,482
Peter Csapo (3)	725,948	1,694,691

(1)	Represents shares of restricted stock that vested during the year ended December 31, 2016.
(2)	Based on the closing price of our common stock on the OTCBB on the date of vesting.
(3)
Excludes restricted shares that were cancelled upon such executive's separation from employment with the company. The executive did not exercise any options during December 31, 2016, but all outstanding options, whether vested or unvested, were cancelled following such executive's separation from employment with the company in accordance with the terms of their respective option and separation agreements.

Potential Payments Upon Termination or Change of Control
The table below provides information related to potential payments upon termination of our Named Executive Officers by the company without “cause,” or, in the case of Mr. Flanagan, for “good reason,” assuming the terminations were effective on December 31, 2016.

Termination by the Company without Cause or by a Named Executive Officer for Good Reason
Name	Salary Severance (1)	Incentive Severance (2)	Earned Incentive (3)	Accelerated Options (4)	Accelerated Restricted Stock (5)	Accelerated Performance Stock (6)	Benefits (7)	Total
Joseph Flanagan	$595,000	—	$669,375	—	$2,142,000	N/A	$15,576	$3,421,951
Christopher Ricuarte (8)	$446,250	—	$326,321	—	$313,313	N/A	$9,247	$1,095,131
Dr. Emad Rizk (9)	$1,500,000	$1,500,000	—	—	$401,630	0	$—	$3,401,630
Peter Csapo (10)	$31,827	—	—	—	$1,650,033	N/A	$2,508	$1,684,368

(1)
Salary severance represents a cash payment that the Named Executive Officer is entitled to receive upon termination. Mr. Flanagan’s and Mr. Ricuarte's salary severance represent one times their current, respective base salaries.

(2)	Incentive severance represents a cash payment that the Named Executive Officer is entitled to receive upon termination.
(3)
Earned incentive represents a cash payment that the Named Executive Officer is entitled to receive upon termination without cause or, in the case of Mr. Flanagan, for good reason for the payout from the 2016 cash incentive bonus award to the extent unpaid at the time of termination.

(4)
None of the options held by Messrs. Flanagan or Ricuarte that could potentially accelerate on a termination event have exercise prices of less than $2.25 per share, the closing price of our common stock on December 31, 2016.

(5)
The vesting of 952,000 unvested shares of restricted stock held Mr. Flanagan would be accelerated as a result of a termination of employment on December 31, 2016. The amounts reflect the $2.25 closing trading price of our common stock on December 31, 2016. For Dr. Rizk and Mr. Csapo, the amounts reflect restricted stock awards actually accelerated at the closing trading price of our common stock on the respective dates of their terminations.

(6)	Messers. Flanagan and Riccuarte do not hold performance-based restricted stock.
(7)
Messrs. Flanagan and Riccuarte are entitled to receive a continuation of benefits for up to one year. The amounts reflect the annualized current benefit amounts multiplied by the benefit continuation policy for each executive. In the case of Dr. Rizk and Mr. Csapo, amounts reflect benefits amounts actually paid.

(8)	Mr. Ricuarte is only entitled to the severance benefits in this table for a termination without cause.
(9)
On May 25, 2016, we and Dr. Rizk entered into the General Release and Mutual Non-Disparagement Agreement, pursuant to which Dr. Rizk will actually receive the benefits set forth above other than the restricted stock awards he would have been entitled to under that certain Restricted Stock Award Agreement dated December 31, 2015, which Dr. Rizk agreed to forfeit and which resulted in 231,507 unvested shares of restricted stock and 1,250,137 shares of common stock underlying unvested options being accelerated.

(10)
On April 25, 2016, we and Mr. Csapo entered into the Transition, Separation and General Release Agreement, pursuant to which Mr. Csapo actually received the benefits set forth above and provided that 714,300 unvested shares of restricted stock and 56,260 shares of common stock underlying unvested options were accelerated. Pursuant to the Transition Agreement that the company entered into with Mr. Csapo on April 25, 2016, the company has the right, but not the obligation, in certain circumstances to repurchase shares of common stock held by Mr. Csapo. The company exercised a portion of such right by repurchasing 107,145 shares of common stock from Mr. Csapo on March 2, 2017 at a repurchase price of $2.38 per share.

Termination by the Company without Cause or by a Named Executive Officer for Good Reason following a Change in Control
Name	Salary Severance (1)	Incentive Severance (2)	Earned Incentive (3)	Accelerated Options (4)	Accelerated Restricted Stock (5)	Accelerated Performance Stock (6)	Benefits (7)	Excise Tax Gross Up (8)	Total
Joseph Flanagan	$595,000	—	$669,375	—	$2,254,437	N/A	$15,576	—	$3,534,388
Christopher Ricuarte	$446,250	—	$326,321	—	$386,109	N/A	$9,247	—	$1,167,927
Dr. Emad Rizk (9)	—	—	—	—	—	—	—	—	—
Peter Csapo (9)	—	—	—	—	—	—	—	—	—

(1)
Salary severance represents a cash payment that the Named Executive Officer is entitled to receive upon termination without cause (or in Mr. Flanagan's case, or for good reason) following a change of control. Messrs. Flanagan’s and Ricuarte's salary severance represent one times their current, respective base salaries.

(2)	Incentive severance represents a cash payment that the Named Executive Officer is entitled to receive upon termination following a change of control.
(3)
Earned incentive represents a cash payment that the Named Executive Officer is entitled to receive upon termination following a change in control for the payout from the 2016 cash incentive bonus award to the extent unpaid at the time of termination.

(4)
None of the options held by Messrs. Flanagan or Ricuarte that could potentially accelerate on a termination following change of control have exercise prices of less than $2.25 per share, the closing price of our common stock on December 31, 2016.

(5)
The vesting of the following total number of unvested shares of restricted stock held by the Named Executive Officers would be accelerated as a result of a termination of employment following a change of control on December 31, 2016: Mr. Flanagan: 1,001,972 and Mr. Ricuarte: 171,604. The amounts reflect the $2.25 closing trading price of our common stock on December 31, 2016.

(6)	Messrs. Flanagan and Ricuarte do not hold performance-based restricted stock.
(7)
The Named Executive Officers are entitled to a continuation of benefits for up to one year. The amounts reflect the annualized current benefit amounts multiplied by the benefit continuation policy for each executive.

(8)	The Named Executive Officers are not eligible to receive an excise tax gross up.
(9)
Dr. Rizk and Mr. Csapo separated from their employment with the Company during 2016. The amounts actually paid to them in connection with their terminations are reflected in the termination table above.

Employment Agreements with Named Executive Officers

We maintain offer letter agreements with our two current Named Executive Officers as more fully described below.

Agreement with Mr. Flanagan

In connection with his appointment to Chief Operating Officer, in April 2013, we and Mr. Flanagan entered into an offer letter agreement that in 2016 provided him with an annual base salary of $595,000, an annual target cash incentive bonus opportunity of at least 100% of base salary and eligibility to participate in the employee benefit programs generally available to our senior executives.

In the event that Mr. Flanagan’s employment is terminated by us without “cause” or by Mr. Flanagan for “good reason,” in addition to any earned but unpaid salary and bonus and his accrued and vested benefits under our employee benefit programs, which are payable upon any termination of employment, Mr. Flanagan also will be entitled to receive continued salary and health benefits for a period of 12 months following the date of such termination, subject to Mr. Flanagan’s timely execution of a general release of claims in favor of us and our affiliates. In addition, in the case of Mr. Flanagan’s termination without “cause” or by Mr. Flanagan for “good reason,” all of Mr. Flanagan’s unvested restricted stock award granted on December 31, 2015 will accelerate. In the case of a “change of control” of our company, 50% of Mr. Flanagan’s outstanding unvested portion of his incentive equity awards will accelerate and in the case of Mr. Flanagan’s termination “without cause” or departure for “good reason” upon or within one year following the occurrence of a “change in control” of our company, Mr. Flanagan will receive full accelerated vesting of the remaining outstanding, unvested portion of his incentive equity awards.

As an incentive for Mr. Flanagan to remain with the company during a critical juncture in our Chief Executive Officer transition process in 2014, we amended his employment terms in April 2014 to provide him the following additional compensation and benefits: a monthly supplemental cash retention bonus of $25,000 for the duration of Mr. Flanagan’s employment, a one-time cash retention bonus of $1,700,000, paid on April 29, 2016, retention equity awards of a one-time non-statutory stock option to purchase up to 500,000 shares of our common stock at a per share exercise price equal to the closing price of our common stock on the grant date, and 300,000 shares of restricted stock, which incentive equity awards were subject to ratable vesting on a monthly basis over a two-year period, and also subject to the approval by our stockholders, prior to December 31, 2014, of an amendment to our then-current 2010 Stock Incentive Plan increasing the number of shares authorized for issuance under our then- current 2010 Stock Incentive Plan to an amount sufficient to cover these grants (which approval was not received). Since our stockholders did not approve the amendment to our then-current 2010 Stock Incentive Plan described above prior to December 31, 2014, Mr. Flanagan’s incentive equity awards described above terminated, and in lieu thereof, Mr. Flanagan became entitled to receive a replacement cash award consisting of cash payments from us following each date that any portion of such incentive equity grants would have vested (had such grant not terminated) equal to the value of each option (based on the difference between the exercise price and the closing price of our common stock on the applicable vesting date) and each share of restricted stock (based on the closing price of our common stock on the applicable vesting date) that would have otherwise vested on such date. Such replacement cash awards were paid in full to Mr. Flanagan as of April 15, 2016.

The company also provided Mr. Flanagan with a reimbursement of up to $6,000 per month in housing expenses for a period of two years, which period ended in April 2016, as well as reimbursement of up to $50,000 for legal fees in connection with the negotiation and documentation of his employment agreement. The company also will provide an extension, under specified circumstances, of the period of time during which Mr. Flanagan may exercise the stock option that we awarded to him at the commencement of his employment in April 2013. This extension would be triggered upon a termination of Mr. Flanagan’s employment by us without cause or by Mr. Flanagan for good reason. If the extension is triggered, the then-vested portion of the stock option would remain exercisable for a period of time equal to sixty days plus the number of days that Mr. Flanagan is employed by us, but not longer than two years or until the stock option otherwise expires, if earlier.

Agreement with Mr. Ricaurte

We and Mr. Ricaurte have entered into an offer letter agreement that in 2016 provided him with an annual base salary of $446,250, an annual target cash incentive bonus opportunity of at least 65% of base salary and eligibility to participate in the employee benefit programs generally available to our senior executives.

In the event that Mr. Ricaurte’s employment is terminated by us without “cause,” in addition to any earned but unpaid salary and bonus and his accrued and vested benefits under our employee benefit programs, which are payable upon any termination of employment, Mr. Ricaurte also will be entitled to receive continued salary and health benefits for a period of 12 months following the date of such termination, subject to Mr. Ricaurte’s timely execution of a general release of claims in favor of us and our affiliates. In the case of a “change of control” of our company and with Mr. Ricaurte’s termination “without cause” or departure for “good reason” upon or within one year following the occurrence of a “change in control” of our company, Mr. Ricaurte will receive full accelerated vesting of the outstanding, unvested portion of his equity awards. Upon any termination, all of Mr. Ricaurte's RSAs from the March 3, 2016 grant will accelerate.

Confidentiality and Non-Disclosure Agreements

As a condition to employment, each of our Named Executive Officers have entered into a confidentiality and non-disclosure agreement with us. Under these agreements, each Named Executive Officer has agreed not to solicit our employees and customers during his or her employment and for a period of 18 months after the termination of employment, not to compete with us during his or her employment and for a period of 12 months after the termination of employment, to protect our confidential and proprietary information and to assign to us intellectual property developed during the course of his or her employment.

Compensation Committee Report
The compensation committee has reviewed and discussed the Compensation Discussion and Analysis included in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2016 with the company’s management. Based on such review and discussion with management, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.
By the Compensation Committee of the Board of Directors of R1 RCM Inc.
Ian Sacks (Chair)
Michael C. Feiner
Neal Moszkowski
Steven J. Shulman
Compensation Committee Interlocks and Insider Participation
During the period beginning January 1, 2016 and ending February 16, 2016, each of Edgar Bronfman, Jr., Denis J. Nayden and Steven J. Shulman served as members of our compensation committee, and our board of directors determined that each of the foregoing members was independent as defined under the rules of the NYSE. In connection with the Transaction and effective February 16, 2016, our compensation committee was reconstituted to include the following members: Ian Sacks, Steven J. Shulman and Anthony J. Speranzo. None of Messrs. Bronfman, Nayden, Sacks, Shulman or Speranzo has ever been an officer or employee of R1. No member of the compensation committee in 2016 had any relationship with us during fiscal 2016 requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. However, Mr. Speranzo, who joined the compensation committee in 2016, is an executive officer of the parent of our largest customer, Ascension Health Alliance. See “Related Person Transactions.” As such, certain compensation decisions that were made in 2016 while Mr. Speranzo was a member of the compensation committee were either made by our board of directors or a sub-committee of our compensation committee that did not include Mr. Speranzo. In anticipation of the listing of our common stock on Nasdaq in March of 2017, Mr. Speranzo was replaced on the compensation committee by Mr. Moszkowski. In March 2017, Mr. Feiner became the fourth member of our compensation committee.
None of our executive officers serves as a member of our board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our board of directors or our compensation committee.

DIRECTOR COMPENSATION
We pay each non-employee director, other than Messrs. Impicciche, Moszkowski, Sacks, Shulman and Speranzo, a $60,000 annual retainer. The chairs of the board of directors and the audit committee receive an additional annual retainer of $20,000, and the chairs of the compensation committee and the nominating and corporate governance committee receive an additional annual retainer of $10,000. There are no additional fees for attending board or board committee meetings. Cash fees are paid quarterly in arrears to the non-employee directors who were serving as directors at the end of a quarter. Messrs. Impicciche, Moszkowski, Sacks and Speranzo have declined to receive director fees.

In lieu of cash fees, non-employee directors may elect to receive fully-vested options to purchase shares of our common stock and/or RSUs, at the election of such director, in each case subject to vesting upon the one-year anniversary of the date of grant, based on continued service as a director. Elections must be received by the company by the 75th day of a quarter and apply to all subsequent quarterly cash fees until a new election is received. Such options or RSUs are granted on the first trading day of each quarter with respect to the fees payable for the preceding quarter, and the exercise price of any such stock options equals the fair market value of the common stock on the date of grant. The number of shares subject to such options or RSUs is calculated by dividing the dollar amount of the cash fees for the quarter by the Black-Scholes option or RSU value, as applicable, we used for purposes of determining the share-based compensation expense that we recognized for financial statement reporting purposes in that quarter.

Unless a different arrangement is specifically agreed to, each non-employee director (other than Messrs. Impicciche, Moszkowsi, Sacks, Shulman and Speranzo) will receive an annual grant of stock options and/or RSUs (at the election of such director) on the first trading day following our annual meeting of stockholders, provided that Mr. Henneman will not receive such annual grant until our 2020 annual meeting of stockholders. Such options and/or RSUs will have a total Black-Scholes value of $130,000, and the exercise price of any such stock options will equal the fair market value of the common stock on the date of grant. Each such option or RSU will vest upon the anniversary of the date of grant, based on continued service as a director. Messrs. Impicciche, Moszkowski, Sacks, Shulman and Speranzo have declined their annual option awards.

In lieu of an annual retainer and an annual equity award, Mr. Shulman is entitled to the compensation and benefits for his services as chairman of our board of directors set forth in the Chairman Services Agreement between us and Mr. Shulman as described under “Agreement with Mr. Shulman” in the “Agreements with Directors” section below. In recognition of the valuable contributions Mr. Shulman continues to make to our company as chairman of our board of directors, such as providing strategic direction and leadership to our board of directors, and in order to further align his interests with that of our stockholders, in October 2016, our board of directors granted Mr. Shulman 1,634,780 stock options, contingent upon stockholder approval of the company’s Second Amended and Restated 2010 Stock Incentive Plan, which was approved by our stockholders on December 8, 2016. One-half of Mr. Shulman’s stock options vest in equal installments on April 1, 2017, April 1, 2018, April 1, 2019 and April 1, 2020, based on continued service to the company and one-half of Mr. Shulman’s stock options vest in equal installments on April 1, 2018, April 1, 2019, April 1, 2020 and April 1, 2021, based on continued service to the company.

We reimburse each non-employee director for ordinary and reasonable expenses incurred in attending board and board committee meetings.

2016 Director Compensation. The following table sets forth, for each of our non-employee directors, information concerning compensation earned or paid for services in all capacities during the fiscal year ended December 31, 2016.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)
Name				Total ($)
Edgar Bronfman, Jr. (2)	—	—	—	—
Charles J. Ditkoff	$60,000	—	—	$60,000
Michael B. Hammond (2)	—	—	—	—
John B. Henneman, III (3) (4)	—	—	$565,000	$565,000
Joseph Impicciche (3) (5)	—	—	—	—
Arthur A. Klein (2)	—	—	—	—
Lawrence B. Leisure (2)	—	—	—	—
Alex J. Mandl (4)	—	—	$80,000	$80,000
Denis J. Nayden (2)	—	—	—	—
Neal Moszkowski (3) (5)	—	—	—	—
Ian Sacks (3) (5)	—	—	—	—
Steven J. Shulman (6)	$500,000	—	$1,745,128	$2,245,128
Anthony J. Speranzo (3) (5)	—	—	—	—
Robert V. Stanek (2)	—	—	—	—

(1)
Valuation of these stock and option awards is based on the dollar amount of share-based compensation expense that we recognized for financial statement reporting purposes in 2016 computed in accordance with ASC 718, excluding the impact of estimated forfeitures related to service-based vesting conditions. These amounts do not represent the actual amounts paid to or realized by the director during 2016. The assumptions used by us with respect to the valuation of option awards are the same as those set forth in Note 9, Share-Based Compensation, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 1, 2017.

(2)	Resigned from our board of directors effective February 16, 2016.
(3)	Joined our board of directors effective February 16, 2016 and Mr. Henneman received an initial option grant valued at $520,000 as described above.
(4)
Under our director compensation policy in effect in 2016, Messrs. Henneman and Mandl elected to be compensated for their director fees in fully-vested options to purchase shares of our common stock, rather than in cash.

(5)	Messrs. Impicciche, Moszkowski, Sacks and Speranzo have declined to receive director fees.
(6)
Mr. Shulman is compensated pursuant to the Chairman Services Agreement with the company and does not receive an annual retainer under our director compensation policy. See "Agreement with Mr. Steven Shulman" in the section "Agreements with Directors" for more information. One-half of Mr. Shulman’s stock options vest in equal installments on April 1, 2017, April 1, 2018, April 1, 2019 and April 1, 2020, based on continued service to the company and one-half of Mr. Shulman’s stock options vest in equal installments on April 1, 2018, April 1, 2019, April 1, 2020 and April 1, 2021, based on continued service to the company. Although these options were granted on October 3, 2016, they were subject to stockholder approval and thus were not granted for accounting purposes until December 8, 2016.

As of December 31, 2016, our non-employee directors held the following options to acquire shares of our common stock and shares of restricted common stock:

Name	Aggregate Option Awards (Exercisable/ Unexercisable) Outstanding as of December 31, 2016	Option Awards (Exercisable) Exercisable at December 31, 2016	Aggregate Restricted Stock Awards (Unvested) as of December 31, 2016
Edgar Bronfman, Jr.	—	—	—
Charles J. Ditkoff	193,237	48,310	—
Michael B. Hammond	—	—	—
John B. Henneman, III	446,306	41,195	—
Joseph Impicciche	—	—	—
Arthur A. Klein	—	—	—
Lawrence B. Leisure	—	—	—
Alex J. Mandl	219,580	164,845	—
Denis J. Nayden	—	—	—
Neal Moszkowski	—	—	—
Ian Sacks	—	—	—
Steven J. Shulman	1,737,954	77,382	1,083,336
Anthony J. Speranzo	—	—	—
Robert V. Stanek	—	—	—
Agreements with Directors
Agreement with Mr. Shulman
As part of our strategy to navigate significant business challenges in March 2014, including the initiation of NYSE delisting proceedings and the continuing effects of both the negative publicity in connection with the lawsuit filed against us in January 2012 by the Minnesota Attorney General and our financial restatement, our Board of Directors appointed Steven Shulman as our chairman on April 2, 2014 and negotiated a compensation package for Mr. Shulman’s services as our chairman. Since being appointed as our chairman, Mr. Shulman has played a pivotal role in assisting us in navigating this challenging business environment, including by assisting us to strengthen our relationships with certain of our key customers and helping to provide strategic direction for our company.
Our Chairman Services Agreement with Mr. Shulman, which reflects terms that were agreed upon in principle during late March and April 2014, but which was not executed until November 2014, provides for the following benefits to Mr. Shulman:

•	Annual cash fee of $500,000;

•
A one-time payment of $291,667 in respect of services provided by Mr. Shulman between April 2, 2014 (the date of Mr. Shulman’s appointment as chairman of our board of directors) and the date of execution of the Chairman Services Agreement; and

•
A restricted stock award of 2,250,000 shares of our common stock, of which 1,750,0000 shares were vested as of April 2, 2017 and the remaining 500,000 shares that were subject to vesting based on the company’s stock price were cancelled, effective as of April 2, 2017, in accordance with its terms.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We maintain an Amended and Restated Stock Option Plan (the “2006 Plan”) and the Second Amended and Restated 2010 Stock Incentive Plan (the "2010 Amended Plan"), and together with the 2006 Plan (the “Plans”). Under the 2010 Amended Plan we may issue up to a maximum of 46,374,756 shares, including any shares that remained available for issuance under the 2006 Plan as of the date of our IPO and any shares subject to awards that were outstanding under the 2006 Plan as of the date of our IPO that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us without the issuance of shares thereunder. We will not make any further grants under the 2006 Plan. The 2010 Amended Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. As of December 31, 2016, 15,581,377 shares were available for future grants of awards under the 2010 Amended Plan. However, to the extent that previously granted awards under the 2006 Plan or 2010 Amended Plan expire, terminate or are otherwise surrendered, canceled or forfeited, the number of shares available for future awards under the 2010 Amended Plan will increase.

Equity Compensation Plan Information
The following table summarizes information about the securities authorized for issuance under our equity compensation plans as of December 31, 2016:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Restricted Stock Units	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a))
Equity compensation plans approved by stockholders (1)(2)	18,061,580	$5.44	18,831,652
Equity compensation plans not approved by stockholders (3)(4)	3,703,801	$9.97	—
Total	20,418,607	—	18,831,652

(1) Includes 16,714,806 outstanding stock options awarded under our 2006 Plan and 2010 Amended Plan and 1,346,774 restricted stock units awarded under our 2010 Amended Plan. Since the restricted stock units have no exercise price, they are not included in the weighted-average exercise price calculation in column b.
(2) Excludes 5,862,712 RSUs that were unvested and not forfeited as of December 31, 2016.
(3) Represents stock option inducement grants made pursuant to the NYSE inducement grant rules.
(4) Excludes 49,972 shares of restricted stock that were unvested and not forfeited as of December 31, 2016.
We entered into a Stock Option Agreement with Stephen Schuckenbrock on April 3, 2013, as an inducement award pursuant to an exemption from the then-applicable NYSE’s stockholder approval requirements in connection with Mr. Schuckenbrock’s appointment as our then-chief executive officer. Pursuant to this agreement, we granted Mr. Schuckenbrock a non-statutory stock option for the purchase of up to 2,903,801 shares of our common stock with an exercise price of $9.56 per share, which option vests in substantially equal monthly installments over 48 months. Pursuant to an amendment to that Stock Option Agreement entered into in May 2015, such vesting continues irrespective of the termination of Mr. Schuckenbrock's service as an employee and director. As of April 3, 2017, Mr. Schuckenbrock’s options are fully vested.

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

Security Ownership of Certain Beneficial Owners and Management
The following table contains information as of April 24, 2017 about the beneficial ownership of shares of our common stock by:

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock;

•	each of our directors and nominees for director;

•	each of our Named Executive Officers; and

•	all of our directors and executive officers as a group.
For purposes of the table below, and in accordance with SEC rules, we deem shares of common stock subject to options that are currently exercisable or exercisable within 60 days of April 24, 2017 to be outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. As of April 24, 2017, there were 105,554,524 shares of our common stock outstanding. Except as otherwise noted, the persons or entities in this table have sole voting and investment power with respect to all of the shares of common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise set forth below, the street address of the beneficial owner is c/o R1 RCM Inc., 401 North Michigan Avenue, Suite 2700, Chicago, Illinois 60611.

	Common Stock Beneficially Owned		Series A Preferrd Stock Beneficially Owned Shares
Name	Shares	%	Shares	%
5% Stockholders
TCP-ASC ACHI Series LLLP (1)	147,460,000	58.3%	218,650	100.0%
FMR, LLC (2)	11,173,295	10.5%	—	*
Mary A. Tolan (3)	10,184,964	9.6%	—	*
Jasper Ridge Partners LP (4)	8,101,774	7.6%	—	*
J. Michael Cline (5)	6,056,317	5.7%	—	*

Directors and Named Executive Officers			—	*
Charles J. Ditkoff (6)	96,619	*	—	*
Michael C. Feiner	—	*	—	*
Joseph G. Flanagan (7)	2,310,009	2.2%	—	*
John B. Henneman III (8)	206,573	*	—	*
Joseph R. Impicciche	—	*	—	*
Alex J. Mandl (9)	411,010	*	—	*
Neal Moszkowski (1)	147,460,000	58.3%	218,650	100.0%
Christopher Ricaurte (10)	508,575	*	—	*
Ian Sacks	—	*	—	*
Steven J. Shulman (11)	2,257,522	2.1%	—	*
Anthony J. Speranzo	—	*	—	*
All executive officers and directors as a group (11 persons)	153,250,308	62.6%

1
This information is derived exclusively from a Schedule 13D amendment filed by TCP-ASC ACHI Series LLP (the "Investor") (such Schedule 13D, as amended, the "Investor's Schedule 13D") and the Reporting Persons (as defined in this footnote below) with the SEC on April 3, 2017. Consists of 87,460,000 shares of common stock issuable upon conversion of 218,650 shares of the company's 8.00% Series A Convertible Preferred Stock and 60,000,000 shares of common stock issuable upon exercise of the Warrant (as defined in the Investor's Schedule 13D). 200,000 shares of the Issuer’s 8.00% Series A Convertible Preferred Stock and the Warrant were issued by the company to the Reporting Persons upon closing of the Transaction (which occurred on February 16, 2016). The remaining 18,650 shares of the Issuer’s 8.00% Series A Convertible Preferred Stock were issued by the company to the Reporting Persons as a payment-in-kind dividends pursuant to the 8.00% Series A Convertible Preferred Stock Certificate of Designation. Each of the Investor, TCP-ASC GP, LLC (the "Partnership GP"), TI VI ACHI Holdings GP, LLC (the "Aggregator GP") TI IV ACHI Holdings, LP (the "Aggregator") TowerBrook Investors Ltd. ("TBI"), Neal Moszkowski, Ramez Sousou and Ascension Health Alliance (collectively, for the purposes of this footnote, the "Reporting Persons") may be deemed to have shared voting and dispositive power with respect to all of the securities reported in the Investor's Schedule 13D. Certain of the Reporting Persons disclaim beneficial ownership over certain of the securities reported in the Investor's Schedule 13D, as set forth therein. The business address of the Investor, the Partnership GP, the Aggregator GP and the Aggregator is 2711 Centerville Road, Suite 400, Wilmington, Delaware 19808. The business address of TBI and Mr. Moszkowski is TowerBrook Capital Partners L.P., Park Avenue Tower, 65 East 55th Street, 27th Floor, New York, New York 10022. The business address of Mr. Sousou is Kinnaird House, 1 Pall Mall East, London SW1Y5AU, U.K. The business address of Ascension Health Alliance is 101 S. Hanley Road, Suite 450, Saint Louis, Missouri 63105.

2
This information is derived exclusively from a Schedule 13G amendment filed by the Reporting Persons (defined in this footnote below) with the SEC on February 14, 2017. Consists of 11,173,295 shares of common stock as reported as beneficially owned by FMR LLC, of which FMR LLC reports sole voting power over 114,900 shares, sole dispositive power over 11,173,295 shares and shared voting and shared dispositive power over no shares. Abigail P. Johnson reports sole voting power, shared voting power and shared dispositive power over no shares and sole dispositive power over 11,173,295 shares. Fidelity OTC Portfolio reports sole voting power over 5,486,402 shares and shared voting power and dispositive power over no shares. Fidelity Value Fund reports sole voting power over 5,494,566 shares and shared voting power and dispositive power over no shares. The business address of FMR LLC, Abigail P. Johnson, Fidelity OTC Portfolio and Fidelity Value Fund (collectively, for purposes of this footnote, the "Reporting Persons") is 245 Summer Street, Boston, Massachusetts 02210.

3
This information is derived from a Schedule 13G amendment (as amended the "Tolan Schedule 13G") filed by Mary A. Tolan with the SEC on February 16, 2016. Ms. Tolan beneficially owns an aggregate of 9,008,964 shares of common stock. The shares of common stock beneficially owned by Ms. Tolan consists of 6,421,764 shares of common stock held directly by Ms. Tolan and 2,587,200 shares of common stock held by Tolan Family Trust U/A/D 6/29/03, the beneficiaries of which are Ms. Tolan's children. In addition to the shares of common stock reported in the Tolan Schedule 13G, Ms. Tolan has vested options to purchase 1,176,000 shares of our common stock as of April 24, 2017. The business address of Ms. Tolan is c/o CP Founders, 980 North Michigan Avenue, Suite 1998, Chicago, Illinois, 60611.

4
This information is derived exclusively from a Schedule 13D filed by the Reporting Persons (defined in this footnote below) with the SEC on December 19, 2011. Includes 8,101,774 shares of common stock owned by Oak Hill Investment Management, L.P. (now known as Jasper Ridge Partners LP). Oak Hill Investment Management, L.P. reports sole voting and sole dispositive power over all of the shares. OHIM GP Holdings, L.P. reports sole voting and sole dispositive power over 332,835 shares and shared voting and shared dispositive power over no shares. Mark A. Wolfson reports sole voting and sole dispositive power over 699,281 shares and shared voting and shared dispositive power over no shares. The business address of Oak Hill Investment Management, L.P and OHIM GP Holdings, L.P. (collectively, and together with Mr. Wolfson, for purposes of this footnote, the "Reporting Persons") is 201 Main Street, Suite 1000, Fort Worth, Texas 76102. The business address of Mr. Wolfson is c/o OHIM Genpar, LLC, 2775 Sand Hill Road, Suite 220, Menlo Park, California 94025.

5
This information is derived exclusively from a Schedule 13G amendment filed by the Reporting Persons (defined in this footnote below) on February 13, 2017. Consists of 60,078 of common stock held directly by J. Michael Cline, 5,987,516 shares of common stock held directly by JMC Holdings, LP. and 8,723 shares of common stock held directly by the Cline Foundation, a charitable trust of which Mr. Cline is the trustee. Mr. Cline reports sole voting and sole dispositive power over 60,078 shares and shared voting and shared dispositive power over 5,996,239 shares. JMC Holdings, L.P. reports sole voting and sole dispositive power over no shares and shared voting and shared dispositive power over 5,987,516 shares. The J. Michael Cline Revocable Trust dated December 30, 2005 (the "Trust") reports sole voting and sole dispositive power over no shares and shared voting and shared dispositive power over 5,987,516 shares. The business address of Mr. Cline, JMC Holdings, L.P. and the Trust (collectively, for purposes of this footnote, the "Reporting Persons") is c/o Accretive, LLC, 51 Madison Avenue, 31st Floor, New York, New York 10010.

6	Includes 48,310 shares of common stock underlying vested options and 48,309 shares of common stock underlying options exercisable within 60 days of April 24, 2017.
7	Includes 1,305,661 shares of common stock, 971,030 shares of common stock underlying vested options and 33,318 shares of common stock underlying options exercisable within 60 days of April 24, 2017.
8	Includes 50,000 shares of common stock and 156,573 shares of common stock underlying vested options.
9	Includes 200,000 shares of common stock and 211,010 shares of common stock underlying options exercisable within 60 days of April 24, 2017.
10	Includes 291,550 shares of common stock and 217,025 shares of common stock underlying vested options.
11	Includes 1,950,000 shares of common stock, 281,730 shares of common stock underlying vested options and 25,972 shares underlying options exercisable within 60 days of April 24, 2017.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
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

Since January 1, 2016, we have engaged in the following transactions with our directors, executive officers and holders of more than 5% of our voting securities, and affiliates or immediate family members of our directors, executive officers and 5% stockholders, in which such person had or will have a direct or indirect material interest. All such transactions were approved pursuant to the above policy other than the Transaction and the A&R MPSA (as defined below) because at the time of our entry into the Transaction and the A&R MPSA, TowerBrook and Ascension were not related persons:
Strategic Transaction

On February 16, 2016, we completed our previously announced Transaction, in which Ascension and the company entered into the Amended and Restated Master Professional Services Agreement (the “A&R MPSA”). In addition, pursuant to the Securities Purchase Agreement (the “Purchase Agreement”), dated December 7, 2015, by and among the company (then known as Accretive Health), the Investor, and Ascension Health, solely for the purposes set forth therein, at the closing of the Transaction (the “closing”) the company sold to the Investor, in private placements under the Securities Act, (i) 200,000 shares of the company’s Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), for an aggregate price of $200 million and (ii) a warrant to acquire up to 60 million shares of the company’s common stock on the terms and subject to the conditions set forth in a warrant agreement (the “Warrant”). The Series A Preferred Stock issued to the Investor pursuant to the Purchase Agreement is immediately convertible into shares of common stock.

In connection with the closing, we entered into: (i) the Certificate of Designations of the 8.00% Series A Convertible Preferred Stock (“Series A CoD”), setting forth the rights, preferences, privileges and restrictions applicable to the Series A Preferred Stock, as filed with the Secretary of State of the State of Delaware on February 12, 2016; (ii) the Warrant by and between the company and the Investor; (iii) an Investor Rights Agreement by and between the company and the Investor; and (iv) a Registration Rights Agreement by and between the company and the Investor that are more fully described below.

A&R MPSA

The company’s A&R MPSA with Ascension Health was entered into, and is effective as of, February 16, 2016 and has a term of ten years. The A&R MPSA continues the company’s relationship with Ascension Health which commenced in October 2004 and was previously extended under the prior five-year Master Professional Services Agreement (the “prior MPSA”). The prior MPSA was filed as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q filed on November 8, 2012. In 2016, net services revenue from hospitals affiliated with Ascension Health represented approximately 78% of the company’s total net service revenue.

Pursuant to the A&R MPSA, the company will continue to provide its revenue cycle management service offering to hospitals affiliated with Ascension Health. The existing supplement agreements for such hospitals receiving services under the prior MPSA will continue in effect, as appropriate, under the A&R MPSA. Each such hospital will be also required to execute a supplement agreement to transition to R1 such hospital’s “PAS” (or physician advisory services, as defined in the A&R MPSA) needs under the A&R MPSA. Certain other of Ascension Health’s affiliated hospitals not currently receiving services from the company will be required to execute a supplement agreement to receive revenue cycle management services and PAS under the A&R MPSA. Further, the company expects that additional hospitals acquired by Ascension Health or any of its affiliated hospital systems will, over time, execute supplement agreements under the A&R MPSA.

The A&R MPSA provides that each supplement agreement between the company and a hospital affiliated with Ascension Health will incorporate the provisions of the A&R MPSA and provide that the hospital will be bound by the A&R MPSA and all amendments, modifications and waivers to which the company and Ascension Health agree under the A&R MPSA. With certain limited exceptions, the company will be the exclusive provider of revenue cycle management services and PAS with respect to acute care services provided by the hospitals affiliated with Ascension Health that execute supplement agreements with the company.

Either party may terminate the A&R MPSA upon the occurrence of certain bankruptcy or similar insolvency events with respect to the other party, except that Ascension Health may not so terminate the A&R MPSA if the company continues to provide the services under the A&R MPSA, and the company may not so terminate the A&R MPSA if Ascension Health or the applicable hospital pays for the services under the A&R MPSA. Further, the non-breaching party may terminate an applicable supplement agreement for uncured material breaches of the A&R MPSA by the other party that are not cured within 30 days after receipt of written notice (for material breaches regarding HIPAA violations or violations of data protection obligations) or 90 days of written notice (for all other material breaches). Ascension Health may terminate an applicable supplement agreement upon the occurrence of certain amounts of service level failures in a specified period (subject to an initial grace period) or payment of certain amounts of service level credits (subject to an initial grace period and a right to cure by increasing the maximum amount of service level credits that may be incurred by the company).

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

None of the A&R MPSA, any supplement agreement, or any service may be terminated by any hospital affiliated with Ascension Health.

The A&R MPSA provides, among other things, that, when providing revenue cycle management or PAS to an affiliated hospital:

•
the company must comply with the applicable hospital’s or Ascension Health’s, as applicable, policies and procedures relating to billing, collections, charity care, personnel, risk management, good corporate citizenship and other matters; the ethical and religious directives for Catholic healthcare services; and all applicable federal, state and local laws and regulations;

•	the company assumes responsibility for managing the hospital’s revenue cycle management operations to comply with the hospital’s established policies and standard operating procedures;

•
the company assumes responsibility for the cost of the hospital’s revenue cycle management operations including agreements and costs associated with certain related third-party services, and the payroll and benefit costs associated with the hospital’s employees conducting revenue cycle management activities, a number of whom will become R1 employees for all purposes;

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

•
the company is required to offer to Ascension Health’s affiliated hospitals fees for the company’s services that are at least as low as the fees the company charges any other similarly-situated customer receiving comparable services at comparable or lower volumes;

•	the company must implement its services and technology at each hospital in a manner designed to minimize any interruption in the hospital’s operations;

•	the company is required to follow Ascension Health’s charity care and billing and collection policies and may be required to provide discounts for patients in financial need and for those who are not;

•
designated executive representatives of each of the company and Ascension Health oversee the obligations and performance of the parties and resolve disputes, with any unresolved disputes submitted to designated senior executives at each of the company and Ascension Health, and with any remaining unresolved issues submitted to a joint review board for resolution; the parties may resort to formal proceedings to resolve their disputes either after the joint review board is unable to resolve such disputes that are not sooner resolved or to avoid harm to such party that cannot be avoided without resorting to formal proceedings;

•	the parties provide various representations and indemnities to each other;

•
following termination or expiration of the A&R MPSA or any supplement agreement between the company and a hospital affiliated with Ascension Health or any services specified therein, if requested by Ascension Health, the company must continue to provide the company’s services for up to one year in return for compensation equal to applicable charges for the services provided, including additional charges for additional services outside the scope of the previously provided services; and

•
following termination or expiration of the A&R MPSA, the company must grant to the applicable hospitals a license to continue using all software and applications the company used to provide its services, in exchange for payments and fees that vary depending on whether the A&R MPSA is terminated for cause or for any other reason.

Warrant

Concurrently with the closing, the company and the Investor executed and delivered the Warrant to acquire up to a total of 60,000,000 shares of common stock of the company at an initial exercise price equal to $3.50 per share, at any time during the period commencing on the date of closing and terminating at 5:00 p.m., New York time, on the tenth anniversary of the closing date.

Investor Rights Agreement

Concurrently with the closing, the company and the Investor entered into an Investor Rights Agreement.

Under the terms of the Investor Rights Agreement, for so long as the Investor’s “Ownership Threshold” (as that term is defined in the Investor Rights Agreement) is met, the Investor shall be entitled to nominate such number of individuals to our board of directors constituting a majority of our board of directors (collectively, the “Investor Designees”), and entitled to designate the chairman of our board of directors. For so long as the Ownership Threshold is not met but the Investor’s “Ownership Percentage” (as that term is defined in the Investor Rights Agreement) exceeds 10% of our common stock on an as-converted basis, then the Investor shall be entitled to nominate the greater of (x) such number of individuals to our board of directors in relative proportion to the Ownership Percentage (rounded down) and (y) two directors, and for so long as the Investor’s Ownership Percentage is in the aggregate at least 5% but less than 10% of our common stock on an as-converted basis, then the

Investor shall be entitled to nominate the greater of (x) such number of individuals to our board of directors in relative proportion to the Ownership Percentage (rounded down) and (y) one director. Additionally, subject to applicable law and the listing standards of Nasdaq (or other United States national securities exchange that our common stock is listed upon, if any), the company will offer the Investor Designees an opportunity to, at Investor’s option, either sit on each regular committee of our board of directors in relative proportion to the number of Investor Designees on our board of directors or attend (but not vote) at the meetings of such committee as an observer.

Under the terms of the Investor Rights Agreement, the Investor must cause all of its common stock and Series A Preferred Stock entitled to vote at any meeting of the company’s stockholders to be present at such meeting and to vote all such shares in favor of any nominee or director nominated by the company’s nominating and corporate governance committee and against the removal of any director nominated by the company’s nominating and corporate governance committee.

For so long as the Ownership Threshold is met, the following matters will require the approval of the holders of a majority of the Series A Preferred Stock (on an as-converted basis, including any shares of common stock issued upon the conversion thereof) that is held by the Investor or any “Investor Affiliate” (as defined in the Investor Rights Agreement) to proceed (excluding any such transaction between the company and its wholly owned subsidiaries or among the company’s wholly owned subsidiaries): (i) the amendment or modification of the company’s Certificate of Incorporation, Bylaws or Series A CoD in any manner that materially and adversely affects the rights, preferences or privileges of the holders of Series A Preferred Stock; (ii) the making of any distribution, declaring of any dividend on equity securities of the company or any of its “Subsidiaries” (as that term is defined in the Investor Rights Agreement) ranking equally or junior to the Series A Preferred Stock; (iii) the repurchase or redemption of any equity securities of the company or any of its Subsidiaries ranking equally or junior to the Series A Preferred Stock if at the time of such repurchase or redemption, any accrued dividends on the Series A Preferred Stock are unpaid; (iv) the creation, authorization or issuance of any equity securities of the company or any of its Subsidiaries that would rank senior to the Series A Preferred Stock; (v) any amendment of the MPSA; (vi) the incurrence of any “Indebtedness” (as that term is defined in the Investor Rights Agreement) in excess of $25.0 million in the aggregate during any fiscal year (other than refinancings of existing Indebtedness); (vii) the sale, transfer or other disposition of assets or businesses of the company or its Subsidiaries with a value in excess of $10.0 million in the aggregate during any fiscal year (other than sales of inventory or supplies in the ordinary course of business, sales of obsolete assets (excluding real estate), sale-leaseback transactions and accounts receivable factoring transactions); (viii) the acquisition of any assets or properties (in one or more related transactions) for cash or otherwise for an amount in excess of $10.0 million in the aggregate during any fiscal year (other than acquisitions of inventory and equipment in the ordinary course of business); (ix) capital expenditures in excess of $10.0 million individually (or in the aggregate if related to an integrated program of activities) or in excess of $10.0 million in the aggregate during any fiscal year; (x) the approval of the company’s annual budget; (xi) the hiring or termination of the company’s chief executive officer; (xii) the appointment or removal of the chairman of our board of directors; and (xiii) making, or permitting any Subsidiary to make, loans to, investments in, or purchasing, or permitting any Subsidiary to purchase, any stock or other securities in another corporation, joint venture, partnership or other entity in excess of $5.0 million in the aggregate during any fiscal year. The Investor will be subject to certain transfer restrictions pursuant to the terms of the Investor Rights Agreement. Prior to the first anniversary of the closing date, neither the Investor nor any Investor Affiliate may directly or indirectly transfer the Warrant, any shares of Series A Preferred Stock, any shares of Series A Preferred Stock issued as “PIK Dividends” (as such term is defined in the Series A CoD), or any shares of common stock issued upon a conversion of the Series A Preferred Stock or exercise of the Warrant to any person without the prior written consent of the company other than any “Permitted

Transfer” (as such term is defined in the Investor Rights Agreement). Following the first anniversary of the closing date, neither Investor nor any of its affiliates may transfer any Series A Preferred Stock to any person without the prior written consent of the company other than (i) any Permitted Transfer or (ii) at any such time when the “Current Market Price” (as such term is defined in the Series A CoD) is less than the quotient of $1,000 divided by the “Conversion Rate” (as such term is defined in the Series A CoD) in effect from time to time. The Investor and Investor Affiliates are also prohibited from transferring to any competitor of the company, as well as from making certain block transfers, subject to certain exceptions.

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

Agreement with Mr. Shulman

We have entered into a Chairman Services agreement with Mr. Shulman in connection with his appointment as chairman of our board of directors. See “Director Compensation-Agreements with Directors-Agreement with Mr. Shulman.”
Board Determination of Independence
Our securities are traded on Nasdaq. Pursuant to Nasdaq listing standards, a director currently or recently employed by us or not satisfying other bright-line independence standards under Nasdaq requirements cannot be deemed to be an “independent director.” In addition, in accordance with Nasdaq listing standards, each other director will qualify as “independent” only if our board of directors affirmatively determines that he or she has no material relationship with us, either directly or as a partner, stockholder or officer of an organization that has a relationship with us. Ownership of a significant amount of our stock, by itself, does not constitute a material relationship.

As of January 1, 2016, our board of directors consisted of Edgar M. Bronfman, Jr., Charles J. Ditkoff, Michael Hammond, Arthur Klein, Lawrence B. Leisure, Alex J. Mandl, Denis J. Nayden, Emad Rizk, Steven J. Shulman and Robert V. Stanek. Our board of directors had affirmatively determined that each of Messrs. Bronfman, Ditkoff, Hammond, Klein, Leisure, Mandl, Nayden, Shulman and Stanek is “independent” in accordance with Section 303A.02 of the NYSE Listed Company Manual, which were the independence standards the company had adopted at that time. In connection with the Transaction, our board of directors was reconstituted to consist of the following members: Charles J. Ditkoff, John B. Henneman III, Joseph R. Impicciche, Alex J. Mandl, Neal Moszkowski, Emad Rizk, Ian Sacks, Steven J. Shulman and Anthony J. Speranzo. In May 2016, Dr. Rizk stepped down from his positions of Chief Executive Officer and director and Mr. Joseph Flanagan was appointed President, Chief Executive Officer and director. Our board of directors subsequently affirmatively determined that each of Messrs. Ditkoff, Henneman, Mandl, Moszkowski, Sacks and Shulman is “independent” within the meaning of NYSE and Nasdaq rules. In March 2017, Michael C. Feiner was appointed to our board of directors, and our board of directors affirmatively determined at that time that Mr. Feiner is independent under Nasdaq rules.

In determining that Mr. Ditkoff is independent, our board of directors considered payments that we made to Alvarez & Marsal, where Mr. Ditkoff served as a Senior Advisor and as an employee, for facilities and transformation services. The payments that we made to Alvarez & Marsal in any of the last three fiscal years did not exceed the greater of (i) $200,000 or (ii) 2% of Alvarez & Marsal’s consolidated gross revenues for the year in which such payments were received. In determining that Mr. Ditkoff is independent, our board of directors also considered payments that we made to McDermott, Will & Emery, where Mr. Ditkoff is of counsel, for audit services. The payments that we made to McDermott, Will & Emery in any of the last three fiscal years did not exceed the greater of (i) $200,000 or (ii) 2% of McDermott, Will & Emery’s consolidated gross revenues for the year in which such payments were received. Additionally, Mr. Ditkoff’s salary is not affected in any way by our relationship with McDermott, Will & Emery. In determining that Mr. Feiner is independent, our board of directors considered payments that we made to Michael C. Feiner Consulting, Inc., the professional services firm of which Mr. Feiner is president, for services provided to the company in the year ended December 31, 2016. The payments that we made to Michael C. Feiner Consulting, Inc. for the year ended December 31, 2016 did not exceed the greater of (i) $200,000 or (ii) 2% of Michael C. Feiner Consulting, Inc.’s consolidated gross revenues for the year in which such payments were received, and no such payments were made by the company prior to January 1, 2016.

Item 14.	Principal Accountant Fees and Services
We incurred the following fees from our independent registered public accounting firm, Ernst & Young LLP for the years ended December 31, 2016 and December 31, 2015 (in thousands):

	For the years ended
	2016	2015
Fee category
Audit fees	$2,059	$1,969
Audit-related fees	25	80
Tax fees	9	6
All other fees	2	2
Total fees	$2,095	$2,057
Audit Fees. Audit fees consist of fees for the audit of our annual consolidated financial statements, the review of the interim consolidated financial statements, subsidiary audits and other professional services provided in connection with our filings with the SEC for each respective year. The amounts presented for Audit Fees for 2016 consisted of fees associated with the audit of our 2016 consolidated financial statements, strategic review process and adoption of a new revenue recognition standard. The amounts presented for Audit Fees for 2015 consisted of fees associated with the audit of our 2015 consolidated financial statements and strategic review process.
Audit-Related Fees. Audit-related fees for 2016 consisted of fees for the audit of employee benefit plans. Audit-related fees for 2015 consisted of fees for audits of employee benefit plans and due diligence activities.
Tax Fees. Tax fees for 2016 and 2015 consisted of fees for tax compliance and related regulatory filings.
All Other Fees. All other fees for 2016 and 2015 consisted of a subscription for access to an accounting research tool.
The audit committee of our board of directors believes that the non-audit services described above did not compromise Ernst & Young LLP’s independence. The audit committee’s charter, which you can find in the “Corporate Governance” section of the “Investor Relations” page of our website, www.r1rcm.com, requires that all proposals to engage Ernst & Young LLP for services, and all proposed fees for these services, be submitted to the audit committee for approval before Ernst & Young LLP may provide the services. None of the above fees were approved using the “de minimis exception” under SEC rules.
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
Date: May 1, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Flanagan Joseph Flanagan	President, Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)	May 1, 2017

/s/ Christopher Ricaurte Christopher Ricaurte	Chief Financial Officer and Treasurer (Principal Financial Officer)	May 1, 2017

/s/ Richard Evans Richard Evans	Principal Accounting Officer	May 1, 2017

/s/ Steven J. Shulman Steven J. Shulman	Chairman of the Board	May 1, 2017

/s/ Charles J. Ditkoff Charles J. Ditkoff	Director	May 1, 2017

/s/ John B. Henneman III John B. Henneman III	Director	May 1, 2017

/s/ Joseph R. Impicciche Joseph R. Impicciche	Director	May 1, 2017

/s/ Alex J. Mandl Alex J. Mandl	Director	May 1, 2017

/s/ Neal Moszkowski Neal Moszkowski	Director	May 1, 2017

/s/ Ian Sacks Ian Sacks	Director	May 1, 2017

/s/ Anthony J. Speranzo Anthony J. Speranzo	Director	May 1, 2017

/s/ Michael C. Feiner Michael C. Feiner	Director	May 1, 2017