Form 10-Q
period 2017-03-31
R1 RCM INC.
filed 2017-05-09
CIK 1472595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of May 2, 2017, the registrant had 105,027,230 shares of common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

R1 RCM Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share data)

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$142.7	$181.2
Accounts receivable, net	9.0	4.0
Accounts receivable, net - related party	25.5	1.8
Prepaid income taxes	0.2	3.8
Prepaid expenses and other current assets	28.0	13.8
Total current assets	205.4	204.6
Property, equipment and software, net	35.0	32.8
Non-current deferred tax assets	100.8	169.9
Restricted cash equivalents	1.5	1.5
Other assets	8.1	6.3
Total assets	$350.8	$415.1
Liabilities
Current liabilities:
Accounts payable	2.3	7.9
Current portion of customer liabilities	2.1	69.7
Current portion of customer liabilities - related party	13.7	14.2
Accrued compensation and benefits	28.1	24.8
Other accrued expenses	16.3	18.5
Total current liabilities	62.5	135.1
Non-current portion of customer liabilities	1.0	1.0
Non-current portion of customer liabilities - related party	6.1	110.0
Other non-current liabilities	14.0	9.7
Total liabilities	$83.6	$255.8

8.00% Series A convertible preferred stock: par value $0.01 per share, 370,000 authorized, 214,363 shares issued and outstanding as of March 31, 2017 (aggregate liquidation value of $218.7); 370,000 authorized, 210,160 shares issued and outstanding as of December 31, 2016 (aggregate liquidation value of $214.4)	175.9	171.6
Stockholders’ equity (deficit)
Common stock, $0.01 par value, 500,000,000 shares authorized, 116,433,183 shares issued and 105,609,095 shares outstanding at March 31, 2017; 116,425,524 shares issued and 106,659,542 shares outstanding at December 31, 2016	1.2	1.2
Additional paid-in capital	343.9	349.2
Accumulated deficit	(194.0)	(304.7)
Accumulated other comprehensive loss	(2.0)	(2.8)
Treasury stock, at cost, 10,824,088 shares as of March 31, 2017; 9,765,982 shares as of December 31, 2016	(57.8)	(55.2)
Total stockholders’ equity (deficit)	91.3	(12.3)
Total liabilities and stockholders’ equity (deficit)	$350.8	$415.1

See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In millions, except per share data)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Net services revenue ($75.4 million and $343.4 million from related party, respectively)	$86.9	$352.2
Operating expenses:
Cost of services	80.9	45.1
Selling, general and administrative	14.3	17.6
Other	0.2	10.8
Total operating expenses	95.4	73.5
Income (loss) from operations	(8.5)	278.7
Net interest income	0.1	0.1
Income (loss) before income tax provision	(8.4)	278.8
Income tax provision (benefit)	(0.1)	111.4
Net income (loss)	$(8.3)	$167.4
Net income (loss) per common share:
Basic	$(0.12)	$0.85
Diluted	$(0.12)	$0.85
Weighted average shares used in calculating net income (loss) per common share:
Basic	101,364,424	98,289,802
Diluted	101,364,424	99,232,974
Consolidated statements of comprehensive income (loss)
Net income (loss)	(8.3)	167.4
Other comprehensive loss:
Foreign currency translation adjustments	0.8	0.1
Comprehensive income (loss)	$(7.5)	$167.5

Reconciliation of net income (loss) to income (loss) available to common shareholders:
Basic:
Net income (loss)	$(8.3)	$167.4
Less dividends on preferred shares	(4.3)	(50.3)
Less income allocated to preferred shareholders	—	(33.1)
Net income (loss) available/allocated to common shareholders - basic	$(12.6)	$84.0
Diluted:
Net income (loss)	$(8.3)	$167.4
Less dividends on preferred shares	(4.3)	(50.3)
Less income allocated to preferred shareholders	—	(32.8)
Net income (loss) available/allocated to common shareholders - diluted	$(12.6)	$84.3
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)
(In millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated other comprehensive (loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	116,425,524	$1.2	(9,765,982)	$(55.2)	$349.2	$(304.7)	$(2.8)	$(12.3)
Impact of adoption of Topic 606	—	—	—	—	—	113.4	—	113.4
Impact of adoption of ASU 2016-09	—	—	—	—	1.5	(0.9)	—	0.6
Adjusted Balance at January 1, 2017	116,425,524	1.2	(9,765,982)	(55.2)	350.7	(192.2)	(2.8)	101.7
Share-based compensation expense	—	—	—	—	4.0	—	—	4.0
Issuance of common stock related to share-based compensation plans	—	—	—	—	—	—	—	—
Exercise of vested stock options	7,659	—	—	—	—	—	—	—
Dividends paid/accrued dividends	—	—	—	—	(4.3)	—	—	(4.3)
Equity award plan cancellations and forfeitures	—	—	(147,058)	—	—	—	—	—
Treasury stock purchases	—	—	(911,048)	(2.6)	—	—	—	(2.6)
Reclassification of excess share-based compensation					(6.5)	6.5
Foreign currency translation adjustments	—	—	—	—	—	—	0.8	0.8
Net (loss) income	—	—	—	—	—	(8.3)	—	(8.3)
Balance at March 31, 2017	116,433,183	$1.2	(10,824,088)	$(57.8)	$343.9	$(194.0)	$(2.0)	$91.3
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Operating activities
Net income (loss)	$(8.3)	$167.4
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	3.2	2.3
Share-based compensation	3.7	6.8
Deferred income taxes	(0.5)	112.8
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	(24.2)	1.3
Prepaid income taxes	3.7	0.5
Prepaid expenses and other assets	(15.5)	(4.3)
Accounts payable	(4.0)	(3.2)
Accrued compensation and benefits	3.2	7.6
Other liabilities	3.5	3.1
Customer liabilities and customer liabilities - related party	7.3	(293.2)
Net cash (used in) provided by operating activities	(27.9)	1.1
Investing activities
Purchases of property, equipment, and software	(9.2)	(2.1)
Net cash used in investing activities	(9.2)	(2.1)
Financing activities
Series A convertible preferred stock and warrant issuance, net of issuance costs	—	178.7
Exercise of vested stock options	—	0.1
Purchase of treasury stock	(0.6)	—
Shares withheld for taxes	(1.5)	(0.4)
Net cash (used in) provided by financing activities	(2.1)	178.4
Effect of exchange rate changes in cash	0.7	0.1
Net increase (decrease) in cash and cash equivalents	(38.5)	177.5
Cash and cash equivalents, at beginning of period	181.2	103.5
Cash and cash equivalents, at end of period	$142.7	$281.0
Supplemental disclosures of cash flow information
Accrued dividends payable to Preferred Stockholders	$4.3	$2.0
Accrued liabilities related to purchases of property, equipment and software	$0.3	$0.8
Accounts payable related to purchases of property, equipment and software	$0.4	$0.3
Income taxes paid	$(0.3)	$(1.1)
Income taxes refunded	$3.4	$0.7

See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Notes to Consolidated Financial Statements (Unaudited)

1. Business Description and Basis of Presentation
Business Description
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

The Company's primary service offering consists of end-to-end RCM, which encompasses patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections. The Company deploys its RCM services through a co-managed relationship or an operating partner relationship. Under a co-managed relationship, the Company leverages its customers’ existing RCM staff and processes, and supplements them with its infused management, subject matter specialists, proprietary technology and other resources. Under an operating partner relationship, the Company provides comprehensive revenue cycle infrastructure to providers, including all revenue cycle personnel, technology, and process workflow. The Company also offers modular services, allowing customers to engage the Company for only specific components of its end-to-end RCM service offering. The Company's PAS offering complements the Company's RCM offering by strengthening customer’s compliance with certain third-party payer requirements and limiting denials of claims. For example, the Company's PAS offering helps customers determine whether to classify a hospital visit as an in-patient or an out-patient observation case for billing purposes.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements reflect the Company's financial position as of March 31, 2017, the results of operations and cash flows of the Company for the three months ended March 31, 2017 and 2016. These financial statements include the accounts of R1 RCM Inc. and its wholly owned subsidiaries. All material intercompany amounts have been eliminated in consolidation. These financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial reporting and as required by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information, have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2017.

R1 RCM Inc.
Notes to Consolidated Financial Statements (Unaudited)

When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. For a more complete discussion of the Company’s significant accounting policies and other information, the unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 10-K"). As of January 1, 2017, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") and ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). See Note 6, Revenue Recognition, and Note 9, Share-Based Compensation, for discussion on the impact of the adoption of these standards on the Company's policies for revenue and stock compensation, respectively.
2. Recent Accounting Pronouncements

Recently Issued Accounting Standards and Disclosures

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which supersedes existing guidance on accounting for leases in Topic 840, Leases. ASU 2016-02 generally requires all leases to be recognized in the consolidated balance sheet. The provisions of ASU 2016-02 are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of this prospective guidance on its consolidated financials.

ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-18 is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the Consolidated Statement of Cash Flows. ASU 2016-08 requires that the cash flow statement explain the change in total cash and equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. ASU 2016-18 also requires a reconciliation between the total of cash and equivalents and restricted cash presented on the cash flow statement and the cash and equivalents balance presented on the balance sheet. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The guidance requires application using a retrospective transition method. The Company is currently evaluating the impact of the adoption of this prospective guidance on its consolidated financials.
3. Fair Value of Financial Instruments
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

R1 RCM Inc.
Notes to Consolidated Financial Statements (Unaudited)

•	Level 3: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
The carrying amounts of the Company’s financial instruments, which include financial assets such as cash and cash equivalents, restricted cash equivalents, accounts receivable, net, and certain other current assets, as well as financial liabilities such as accounts payable, accrued service costs, accrued compensation and benefits and certain other accrued expenses, approximate their fair values, due to the short-term nature of these instruments. The Company does not have any financial assets or liabilities that are required to be measured at fair value on a recurring basis.
4. Accounts Receivable and Allowance for Doubtful Accounts

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
Movements in the allowance for doubtful accounts are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Beginning balance	$66	$99
(Recoveries) provision	41	(17)
Write-offs	—	—
Ending balance	$107	$82

5. Property, Equipment and Software
Property, equipment and software consist of the following (in millions):

	March 31, 2017	December 31, 2016
Computer and other equipment	$23.9	$23.3
Leasehold improvements	19.4	16.0
Software	29.3	28.1
Office furniture	5.1	4.9
Property, equipment and software, gross	77.7	72.3
Less accumulated depreciation and amortization	(42.7)	(39.5)
Property, equipment and software, net	$35.0	$32.8
The following table summarizes the allocation of depreciation and amortization expense between cost of services and selling, general and administrative expenses (in millions):

R1 RCM Inc.
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2017	2016
Cost of services	$2.9	$2.1
Selling, general and administrative	0.3	0.2
Total depreciation and amortization	$3.2	$2.3
6. Revenue Recognition
The Company adopted Topic 606, Revenue from Contracts with Customers (“Topic 606”), effective January 1, 2017, using the modified retrospective method. As a result, the Company is required to disclose the accounting policies in effect prior to January 1, 2017, as well as the policies it has applied starting January 1, 2017. Revenue is measured based on consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a service to a customer, which is typically over the contact term. Estimates of variable consideration are included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once the uncertainty is resolved.

Periods prior to January 1, 2017

Revenue was generally recognized when all of the following criteria were met: (i) persuasive evidence of an arrangement exists, (ii) services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured.

Net service fees, as reported in the consolidated statement of operations and comprehensive income (loss), consisted of: (a) RCM services fees and (b) professional service fees earned on a fixed fee, transactional fee or time and materials basis. The Company’s primary source of revenue was RCM services fees. RCM services fees were primarily contingent, but along with fixed fees were generally viewed as one deliverable. To the extent that certain RCM services fees were fixed and not subject to refund, adjustment or concession, such fees were generally recognized as revenue on a straight-line basis over the term of the contract.

On a limited basis, the Company entered into contracts with multiple accounting elements which may include a combination of fixed fee or transactional fee elements. The selling price of each element was determined by using management's best estimate of selling price. Revenues were recognized in accordance with the accounting policies for the separate elements.

RCM services fees that are contingent in nature were recognized as revenue once all the criteria for revenue recognition were met, which was generally at the end of a contract or other contractual agreement event. Revenue was recognized for RCM services fees upon the contract reaching the end of its stated term (such that the contractual relationship will not continue in its current form) to the extent that: (i) cash was received for invoiced fees and (ii) there were no disputes at the conclusion of the term of the contract.

If fees or services were disputed by a customer at the end of a contract, a settlement agreement entered into with the customer triggered revenue recognition. An other "contractual agreement event" occured when a renewal, amendment to an existing contract, or other settlement agreement was executed in which the parties reached agreement on prior fees. Revenue was recognized up to the amount covered by such agreements.

RCM services fees consisted of the following contingent fees: (i) Net Operating Fees and (ii) Incentive Fees.

Net Operating Fees

The Company generated net operating fees to the extent the Company was able to assist customers in reducing the cost of revenue cycle operations. The Company’s net operating fees consisted of:

R1 RCM Inc.
Notes to Consolidated Financial Statements (Unaudited)

i) gross base fees invoiced to customers; less

ii) corresponding costs of customers’ revenue cycle operations which the Company paid pursuant to its RCM agreements, including salaries and benefits for the customers' RCM personnel, and related third-party vendor costs; less

iii) any cost savings the Company shared with customers.

Net operating fees were recorded as deferred customer billings until the Company recognized revenue for a customer contract at the end of a contract or reached an "other contractual agreement event". The amount of unpaid costs of customers’ revenue cycle operations and shared cost savings were reported as accrued service costs within customer liabilities in the consolidated balance sheets.

Incentive Fees

The Company generated revenue in the form of performance-based fees when the Company improved the customers’ financial or operational metrics. These performance metrics varied by customer contract. However, certain contracts contained a contract-to-date performance metric that was not resolved until the end of the term of the contract.

Periods commencing January 1, 2017

Nature of Goods and Services

The Compnay’s primary source of revenue is end-to-end RCM services fees. The Company also generates revenue through modular RCM services, where customers will engage the Company for only specific components of the end-to-end RCM service offering on a fixed-fee or transactional basis, as well as the PAS offering.

Revenue Cycle Management

RCM services fees are primarily variable and performance related, and are generally viewed as the consideration earned in satisfaction of a single performance obligation which qualifies as a series in accordance with Topic 606. RCM services fees consist of net operating fees, incentive fees, and other fees. For one significant customer, the Company earns a fixed fee instead of a net operating fee based on the mechanics described below.

Net Operating Fees

The Company’s net operating fees consist of:

i) gross base fees invoiced to customers; less

ii) corresponding costs of customers’ revenue cycle operations which the Company pays pursuant to its RCM agreements, including salaries and benefits for the customers' RCM personnel, and related third-party vendor costs. Under the A&R MPSA, the significance of these payments is reduced based on the transition of former Ascension employees to employment by the Company and as third-party vendor costs are moved to contracts between the Company and the vendor.

The Company recognizes revenue related to net operating fees ratably as the performance obligation for the RCM services is satisfied. Base fees are typically billed in advance of the quarter and paid in three monthly payments as the entity performs and the customer simultaneously receives and consumes the benefits of the services provided. The costs of customers’ revenue cycle operations which the Company pays pursuant to its RCM agreements are either invoiced by the Customer (payroll or third-party vendor costs) or, in the case

R1 RCM Inc.
Notes to Consolidated Financial Statements (Unaudited)

of third-party vendor costs, are estimated based on contractually allowable expenses, direct contact with the vendor or based on an estimated amount where an invoice has not been received.

Incentive Fees

The Company recognizes revenue related to incentive fees ratably as the performance obligation for RCM services is satisfied, to the extent that it is probable that a significant reversal of cumulative revenue will not occur once the uncertainty is resolved. Incentive fees are structured to reflect quarterly or annual, performance and are evaluated on a contract-by-contract basis. The Company’s incentive fees generally meet the variable consideration allocation exception in Topic 606, allowing the Company to recognize fees in the period of performance when the uncertainty is resolved on a quarterly or annual basis. Incentive fees where the uncertainty is resolved annually are subject to refund based on final performance outcome and the Company has recorded a refund liability (see Note 7. Customer Liabilities) for the amount it believes may be at risk. Incentive fees are typically billed and paid on a quarterly basis.

RCM Other

The Company recognizes revenue related to other RCM fees as these services are provided. These services typically consist of modular RCM services offering, which consists of an obligation to provide services for a specific component of end-to-end RCM service offering. The Company’s fees are typically variable in nature with the entire amount being included in revenue in the month of service when the variability is resolved. The customer simultaneously receives and consumes the benefits provided by the services and the fees are typically billed on a monthly basis with payment terms of up to 30 days. To the extent that certain service fees are fixed and not subject to refund, adjustment or concession, these fees are generally recognized into revenue ratably as the performance obligation is satisfied.

Other Services

The Company recognizes revenue from PAS in the period in which the service is performed. The Company’s PAS arrangements typically consist of an obligation to provide specific services to a customer on a when and if needed basis. These services are provided under a fixed price per instance arrangement. These contracts are evaluated on a contract-by-contract basis. Fees for PAS arrangements are typically billed on a monthly basis with 30 to 60 day payment terms.

Bundled Services

Modular RCM services may be sold separately or bundled in a contract. End-to-end RCM services are typically sold separately but may be bundled with PAS services. PAS services are commonly sold separately. The typical length of an end-to-end RCM contract is three to ten years (subject to the parties' respective termination rights) but varies from customer to customer. PAS and modular RCM agreements generally vary in length between one and three years.

For bundled arrangements, the Company accounts for individual services as a separate performance obligation if a service is separately identifiable from other items in the bundled arrangement and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The transaction price is allocated between separate services in a bundle based on their relative standalone selling prices. The standalone selling prices are determined based on the prices at which the Company separately sells its RCM, PAS or modular services. PAS services are provided at a customer’s election but do not represent material rights as the services are priced at standalone selling price throughout the life of the agreement. In certain situations, the Company allocates variable consideration to a distinct service, or services, within a contract. The Company allocates variable payments to one or more, but not all, of the distinct services in a contract when (i) the variable payment relates specifically to the Company’s efforts to transfer the distinct service and (ii) the variable payment is for an amount that depicts the amount of consideration to which the Company expects to be entitled in exchange for transferring the promised services to its customer.

R1 RCM Inc.
Notes to Consolidated Financial Statements (Unaudited)

Disaggregation of Revenue

In the following table, revenue is disaggregated by source of revenue (in millions):

Three Months Ended March 31,
2017
RCM services: net operating fees	$70.7
RCM services: incentive fees	5.6
RCM services: other	3.0
Other services fees	7.6
Total net service revenue	$86.9

Contract Balances

The following table provides information about receivables, contracts assets, and contract liabilities from contracts with customers (in millions):

	March 31, 2017	At adoption
Receivables, which are included in accounts receivable, net	34.5	30.5
Contract assets	—	—
Contract liabilities	8.3	20.9

The Company recognized revenue of $1.4 million in the quarter ended March 31, 2017 related to services performed in periods prior to the execution of new supplement agreements with Ascension affiliates under the A&R MPSA, which were executed in the quarter ended March 31, 2017.

A receivable is recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are typically 30-60 days.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in millions):

	March 31, 2017
	Contract assets	Contract liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	—	19.5
Increases due to cash received, excluding amounts recognized as revenue during the period	—	6.1
Transferred to receivables from contract assets recognized at the beginning of the period	—	—
Increases as a result of cumulative catch-up adjustment arising from changes in the estimate of the stage of completion, excluding amounts transferred to receivables during the period	—	—

Transaction Price Allocated to the Remaining Performance Obligation

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in millions). The estimated revenue does not include amounts of variable consideration that are constrained.

R1 RCM Inc.
Notes to Consolidated Financial Statements (Unaudited)

	RCM			Other
	Net operating fees	Incentive fees	Other	Other Services fees
2017	—	4.0	13.0	—
2018	—	—	15.1	—
2019	—	—	1.6	—
2020	—	—	1.1	—
Thereafter	—	—	5.6	—
Total	—	4.0	36.4	—

The amounts presented in the table above primarily consist of fixed fees which are typically recognized ratably as the performance obligation is satisfied.

Estimates of revenue expected to be recognized in future periods also exclude unexercised customer options to purchase services within PAS contracts that do not represent material rights to the customer. Customer options that do not represent a material right are only accounted for in accordance with Topic 606 when the customer exercises its option to purchase additional goods or services.

The Company has elected certain of the optional exemptions from the disclosure requirement for remaining performance obligations for specific situations in which an entity need not estimate variable consideration to recognize revenue. Accordingly, the Company applies the practical expedient in Topic 606 to its stand-alone PAS contracts and modular RCM services and does not disclose information about variable consideration from remaining performance obligations for which the Company recognizes revenue. PAS performance obligations are typically short in duration with any uncertainty related to the associated variable consideration resolved as each increment of service (completion of a level of care review or an appeal) is completed which reflects the value the Customer receives from the Company’s fulfillment of the performance obligation. Modular RCM services performance obligations for variable consideration are of short duration with fees corresponding to the value the customer has realized, for example, patient accounts collected on behalf of the Customer or medical record lines transcribed.
The Company also applies the guidance in Topic 606 to variable consideration within its end-to-end RCM contracts and does not disclose information about remaining, wholly unsatisfied performance obligations for variable consideration that the Company is able to allocate to one or more, but not all, of the performance obligations in its contracts in accordance with paragraph 606-10-32-40. The Company’s end-to-end RCM services performance obligations are satisfied over time and are substantially the same from period to period under either a co-managed or operating partner model. Fees are variable and consist of net operating fees and incentive fees with the uncertainty related to net operating fees and certain incentive fees being resolved quarterly with the uncertainty of other incentive fees being resolved annually. The information presented in the table above includes estimates for incentive fees where the uncertainty related to the final fee is resolved on longer than a quarterly basis and to the extent the Company does not believe the associated consideration is constrained.
Changes in Accounting Policies

Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these consolidated financial statements.

The Company adopted Topic 606 with a date of the initial application of January 1, 2017. As a result, the Company has changed its accounting policy for revenue recognition as detailed below.

The Company adopted Topic 606, effective January 1, 2017, using the modified retrospective method, applying Topic 606 to contracts that are not complete as of the date of initial application. Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605. The details of the significant changes and quantitative impact of the changes are set out below.

R1 RCM Inc.
Notes to Consolidated Financial Statements (Unaudited)

RCM services fees

RCM services fees that are variable in nature were recognized under Topic 605 as revenue once all the criteria for revenue recognition are met, which is generally at the end of a contract or other contractual agreement event. Revenue previously has been recognized for RCM service fees upon the contract reaching the end of its stated term (such that the contract relationship will not continue in its current form) to the extent that cash has been received for invoiced fees and there are no disputes at the conclusion of the term of the contract.

Under Topic 606, the Company recognizes service fees that are variable in nature over time as the service is provided to the customer to the extent that it is probable that a significant reversal of cumulative revenue will not occur once the uncertainty related to the estimated revenue is subsequently resolved. Net operating fees are typically recognized on a quarterly basis as the RCM services are rendered and measurement of the net operating fees earned during the distinct performance period is objectively determinable. Incentive fees are calculated quarterly based upon contractually defined agreed-upon performance metrics and are recognized as revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty related to the estimated revenue is subsequently resolved.

Fixed fees are generally recognized over the term of the contract on a ratable basis as the performance obligation is satisfied.

Other service fees

The PAS contract between the Company and customer typically stipulates the price per instance the Company is entitled to for each instance of service performed. Certain contracts include minimum fees and volume discounts but the Company does not know the quantity or mix of service types the customer will request until the request is made. The length of time it takes the Company to perform each service can vary depending on the nature of the service or complexity of the specific situation or case. Revenue previously has been recognized for PAS service fees when the service is completed.

Under Topic 606, the Company recognizes revenue on a monthly basis when services are completed during the month consistent with recognition under Topic 605, Revenue Recognition ("Topic 605").

Deferred contract costs

Eligible, one-time, nonrecurring implementation costs associated with the initial phases of the Ascension A&R MPSA and with the transition of additional Ascension hospitals under separate contracts are deferred and subsequently amortized. These costs are amortized on a straight-line basis over the expected period of benefit.

Impacts on Financial Statements

The following tables summarize the impacts of adopting Topic 606 on the Company’s consolidated financial statements as of and for the quarter ended March 31, 2017 (in millions):

R1 RCM Inc.
Notes to Consolidated Financial Statements (Unaudited)

i.	Condensed Consolidated Balance Sheets -

	Impact of changes in accounting policies
	As reported March 31, 2017	Adjustments	Balances without adoption of Topic 606
Assets
Current assets:
Cash and cash equivalents	$142.7	$—	$142.7
Accounts receivable, net	9.0	(0.6)	8.4
Accounts receivable, net - related party	25.5	(12.0)	13.5
Prepaid income taxes	0.2	—	0.2
Prepaid expenses and other current assets	28.0	(0.3)	27.7
Total current assets	205.4	(12.9)	192.5
Property, equipment and software, net	35.0	—	35.0
Non-current deferred tax assets	100.8	97.4	198.2
Restricted cash equivalents	1.5		1.5
Other assets	8.1	0.2	8.3
Total assets	$350.8	$84.7	$435.5
Liabilities
Current liabilities:
Accounts payable	2.3	0.5	2.8
Current portion of customer liabilities	2.1	67.8	69.9
Current portion of customer liabilities - related party	13.7	(5.2)	8.5
Accrued compensation and benefits	28.1		28.1
Other accrued expenses	16.3	(1.2)	15.1
Total current liabilities	62.5	61.9	124.4
Non-current portion of customer liabilities	1.0	—	1.0
Non-current portion of customer liabilities - related party	6.1	178.4	184.5
Other non-current liabilities	14.0	—	14.0
Total liabilities	$83.6	$240.3	$323.9

8.00% Series A convertible preferred stock	175.9	—	175.9
Stockholders’ equity (deficit)		—	—
Common stock	1.2	—	1.2
Additional paid-in capital	343.9	—	343.9
Accumulated deficit	(194.0)	(155.6)	(349.6)
Accumulated other comprehensive loss	(2.0)	—	(2.0)
Treasury stock, at cost	(57.8)	—	(57.8)
Total stockholders’ equity (deficit)	91.3	(155.6)	(64.3)
Total liabilities and stockholders’ equity (deficit)	$350.8	$84.7	$435.5

R1 RCM Inc.
Notes to Consolidated Financial Statements (Unaudited)

ii.	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Impact of changes in accounting policies
	As reported March 31, 2017	Adjustments	Balances without adoption of Topic 606
Net services revenue	$86.9	$(72.3)	$14.6
Operating expenses:
Cost of services	80.9	(3.0)	77.9
Selling, general and administrative	14.3	—	14.3
Other	0.2	—	0.2
Total operating expenses	95.4	(3.0)	92.4
Income (loss) from operations	(8.5)	(69.3)	(77.8)
Net interest income	0.1	—	0.1
Income (loss) before income tax provision	(8.4)	(69.3)	(77.7)
Income tax provision (benefit)	(0.1)	(27.1)	(27.2)
Net income (loss)	$(8.3)	$(42.2)	$(50.5)
Net income (loss) per common share:			—
Basic	$(0.12)	$(0.42)	$(0.54)
Diluted	$(0.12)	$(0.42)	$(0.54)
Weighted average shares used in calculating net income (loss) per common share:
Basic	101,364,424	—	101,364,424
Diluted	101,364,424	—	101,364,424
Consolidated statements of comprehensive income (loss)
Net income (loss)	(8.3)	(42.2)	(50.5)
Other comprehensive loss:
Foreign currency translation adjustments	0.8	—	0.8
Comprehensive income (loss)	$(7.5)	$(42.2)	$(49.7)

R1 RCM Inc.
Notes to Consolidated Financial Statements (Unaudited)

iii.	Condensed Consolidated Statements of Cash Flows

	Impact of changes in accounting policies
	As reported March 31, 2017	Adjustments	Balances without adoption of Topic 606
Operating activities
Net income (loss)	$(8.3)	$(42.2)	$(50.5)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	3.2	—	3.2
Share-based compensation	3.7	—	3.7
Deferred income taxes	(0.5)	(27.1)	(27.6)
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	(24.2)	11.6	(12.6)
Prepaid income taxes	3.7	—	3.7
Prepaid expenses and other assets	(15.5)	0.1	(15.4)
Accounts payable	(4.0)	0.5	(3.5)
Accrued compensation and benefits	3.2	—	3.2
Other liabilities	3.5	(1.2)	2.3
Customer liabilities and customer liabilities - related party	7.3	58.3	65.6
Net cash (used in) provided by operating activities	(27.9)	—	(27.9)
Investing activities
Purchases of property, equipment, and software	(9.2)	—	(9.2)
Net cash used in investing activities	(9.2)	—	(9.2)
Financing activities
Series A convertible preferred stock and warrant issuance, net of issuance costs	—	—	—
Exercise of vested stock options	—	—	—
Purchase of treasury stock	(0.6)	—	(0.6)
Shares withheld for taxes	(1.5)	—	(1.5)
Net cash (used in) provided by financing activities	(2.1)	—	(2.1)
Effect of exchange rate changes in cash	0.7	—	0.7
Net increase (decrease) in cash and cash equivalents	(38.5)	—	(38.5)
Cash and cash equivalents, at beginning of period	181.2	—	181.2
Cash and cash equivalents, at end of period	$142.7	$—	$142.7
7. Customer Liabilities
Customer liabilities include (i) accrued service costs (amounts due and accrued for cost reimbursements),
(ii) deferred customer billings (net operating fees invoiced or accrued and incentive fees collected that have not met all revenue recognition criteria), (iii) refund liabilities (amounts potentially due as a refund to customers on incentive fees) (iv) customer deposits (consisting primarily of net operating fees under the Company’s RCM contracts that are paid prior to the service period and amounts due as a refund to customers on incentive fees) and (v) Deferred Revenue (contract liabilities) (fixed or variable fees amortized to revenue over the service period). Deferred customer billings are classified as current based on the customer contract end dates or other termination events that fall within twelve months of the balance sheet dates. Accrued service cost, refund liabilities and contract liabilities

R1 RCM Inc.
Notes to Consolidated Financial Statements (Unaudited)

are classified as current or non-current based on the anticipated period in which the liabilities are expected to be settled or the revenue is expected to be recognized.
Customer liabilities consist of the following (in millions):

	March 31,	December 31,
	2017	2016
Deferred customer billings, current	$0.3	$68.2
Accrued service costs, current (1)	13.6	14.8
Customer deposits, current (1)	0.2	0.9
Refund liabilities, current (1)	0.5	—
Deferred revenue (contract liabilities), current (1)	1.2	—
Current portion of customer liabilities	$15.8	$83.9
Deferred customer billings, non-current (2)	$—	$110.0
Refund liabilities, non-current	—	—
Customer deposits, non-current	—	—
Deferred revenue (contract liabilities), non-current (2)	7.1	1.0
Non current portion of customer liabilities	$7.1	$111.0
Total customer liabilities	$22.9	$194.9

(1) Includes $11.9 million, $0.2 million, $0.5 million and $1.1 million in current accrued service costs, customer deposits, refund liabilities and deferred revenue respectively, for a related party that are included in the current portion of customer liabilities - related party in the accompanying consolidated balance sheets at March 31, 2017. Includes $13.2 million and $1.0 million in current accrued service costs and customer deposits, respectively, for a related party that are included in the current portion of customer liabilities - related party in the accompanying consolidated balance sheets at December 31, 2016.
(2) Includes $6.1 million in deferred revenue for a related party that are included in the non-current portion of customer liabilities - related party in the accompanying consolidated balance sheet at March 31, 2017. Includes $110.0 million in deferred customer billings for a related party that are included in the non-current portion of customer liabilities - related party in the accompanying consolidated balance sheets at December 31, 2016.
8. Stockholders’ Equity (Deficit)
Preferred Stock and Warrant
The Company has 5,000,000 shares of authorized preferred stock, each with a par value of $0.01. The preferred stock may be issued from time to time in one or more series. The board of directors of the Company ("Board") is authorized to determine the rights, preferences, privileges and restrictions of the Company’s authorized but unissued shares of preferred stock. On February 16, 2016, at the close of the Transaction, the Company issued to TCP-ASC ACHI Series LLLP, a limited liability limited partnership jointly owned by Ascension Health Alliance and investment funds affiliated with TowerBrook (the "Investor"): (i) 200,000 shares of its 8.00% Series A Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock" or "Preferred Stock"), for an aggregate price of $200 million and (ii) an exercisable warrant to acquire up to 60 million shares of its common stock with an exercise price of $3.50 per common share and a term of ten years. The Series A Preferred Stock is immediately convertible into shares of common stock. As of March 31, 2017 and December 31, 2016, the Company had 214,363 and 210,160 shares of preferred stock outstanding, respectively. See Note 12, 8% Series A Convertible Preferred Stock, for additional information.
Common Stock
Each outstanding share of the Company's common stock, par value $0.01 per share ("common stock"), is entitled to one vote per share on all matters submitted to a vote by shareholders. Subject to the rights of any

R1 RCM Inc.
Notes to Consolidated Financial Statements (Unaudited)

preferred stock which may from time to time be outstanding, the holders of outstanding shares of common stock are entitled to receive dividends and, upon liquidation or dissolution, are entitled to receive pro rata all assets legally available for distribution to stockholders. No dividends were declared or paid on the common stock during 2017 or 2016.
Treasury Stock
On November 13, 2013, the Board authorized a repurchase of up to $50.0 million of the Company’s common stock in the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time at the sole discretion of the Board. Any repurchased shares will be available for use in connection with the Company’s stock plans and for other corporate purposes. The Company funds the repurchases from cash on hand. During the year ended December 31, 2016, the Company repurchased 158,557 shares of the Company stock for $0.4 million. During the three months ended March 31, 2017, 270,074 shares were repurchased for $0.6 million. No shares have been retired. As of March 31, 2017 and December 31, 2016, the Company held in treasury 4,735,993 and 4,465,919 shares of repurchased stock, respectively.
In addition to the amounts above, $0.6 million was recorded as an increase to other accrued expenses and treasury stock as a result of the Company entering into agreements during the three months ended March 31, 2017 to repurchase 243,270 shares of Company stock held by certain former executives. Treasury stock also includes repurchases of Company stock related to employees’ tax withholding upon vesting of restricted shares as well as restricted shares that have been canceled or forfeited. See Note 9, Share-Based Compensation.
9. Share-Based Compensation
The share-based compensation expense relating to the Company’s stock options, restricted stock awards ("RSAs") and restricted stock units ("RSUs") for the three months ended March 31, 2017 and 2016 was $3.7 million and $6.9 million, respectively, with related tax benefits of approximately $1.4 million and $2.8 million, respectively.

As of January 1, 2017, the Company adopted ASU 2016-09. The Company elected to change its accounting policy to account for forfeitures as they occur under the new standard. The change was applied on a modified retrospective basis with a cumulative effect adjustment recorded to increase accumulated deficit by $0.9 million, increase additional paid-in capital by $1.5 million and increase non-current deferred tax assets by $0.6 million as of January 1, 2017. Excess tax benefits for share-based payments are now included in net cash used in operating activities rather than net cash used in financing activities. The changes have been applied prospectively in accordance with ASU 2016-09 and prior periods have not been adjusted.

Amendments related to accounting for excess tax benefits and shortfalls have been adopted prospectively, resulting in recognition of excess tax benefits and shortfalls in income tax expenses (benefit) rather than additional paid-in capital. For the three months ended March 31, 2017, the Company recognized $0.9 million of income tax expense from shortfalls associated with vesting and exercises of equity awards.
Total share-based compensation costs that have been included in the Company’s consolidated statements of operations were as follows (in millions):

R1 RCM Inc.
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2017	2016

Share-Based Compensation Expense Allocation Details:
Cost of services	$1.2	$2.0
Selling, general and administrative	2.5	4.9
Total share-based compensation expense (1)	$3.7	$6.9
(1) Includes $0.1 million in share-based compensation expense paid in cash during the three months ended March 31, 2016. In addition to the share-based compensation expense recorded above, $0.3 million of share-based compensation expense was capitalized to deferred contract costs during the three months ended March 31, 2017. See Note 16, Deferred Contract Costs, for further discussion.
The Company uses the Black-Scholes option pricing model to estimate the fair value of its service-based options as of its grant date. The Company uses the Monte Carlo simulations to estimate the fair value of its RSAs with vesting based on market-based performance conditions as of their respective grant dates. Expected life is based on the market condition to which the vesting is tied.
The following table sets forth the significant assumptions used in the Black-Scholes option pricing model and the Monte Carlo simulations and the calculation of share-based compensation expense three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Expected dividend yield	—	—
Risk-free interest rate	1.9% to 2.3%	1.4% to 1.9%
Expected volatility	45%	50%
Expected term (in years)	6.25 to 6.29	6.25
Forfeitures	—%	5.68% annually
The risk-free interest rate input is based on U.S. Treasury instruments, and expected volatility of the share price based upon review of the historical volatility levels of the Company’s common stock in conjunction with that of public companies that operate in similar industries or are similar in terms of stage of development or size and a projection of this information toward its future expected volatility. The Company used the simplified method to estimate the expected option life for 2017 and 2016 option grants. The simplified method was used due to the lack of sufficient historical data available to provide a reasonable basis upon which to estimate the expected term of each stock option.

R1 RCM Inc.
Notes to Consolidated Financial Statements (Unaudited)

Stock options
A summary of the options activity during the three months ended March 31, 2017 is shown below:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2016	20,418,607	$6.26
Granted	1,080,814	2.36
Exercised	(7,659)	2.09
Canceled/forfeited	(897,915)	5.87
Outstanding at March 31, 2017	20,593,847	6.08
Outstanding, vested and exercisable at March 31, 2017	8,290,621	$10.99
Outstanding, vested and exercisable at December 31, 2016	7,993,168	$11.34
Restricted stock awards
A summary of the restricted stock activity during the three months ended March 31, 2017 is shown below:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested at December 31, 2016	5,862,712	$3.01
Granted	—	—
Vested	(1,814,877)	3.53
Forfeited	(147,058)	3.92
Outstanding and unvested at March 31, 2017	3,900,777	$2.79
In most cases, RSA vesting is based on the passage of time. The amount of share-based compensation expense is based on the fair value of the Company's common stock on the respective grant dates and is recognized ratably over the vesting period.

The Company's RSA agreements allow employees to surrender to the Company shares of common stock upon vesting of their RSAs in lieu of their payment of the required personal employment-related taxes. During the three months ended March 31, 2017 and 2016, employees delivered to the Company 640,974 and 129,042 shares of stock, respectively, which the Company recorded at a cost of approximately $1.5 million and $0.3 million, respectively. Shares surrendered for payment of personal employment-related taxes are held in treasury.
Restricted stock units
A summary of the RSU activity during the three months ended March 31, 2017 is shown below:

R1 RCM Inc.
Notes to Consolidated Financial Statements (Unaudited)

	Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested at December 31, 2016	1,346,774	$2.35
Granted	129,348	2.35
Vested	—	—
Forfeited	(102,580)	2.35
Outstanding and unvested at March 31, 2017	1,373,542	$2.35
The Company’s RSU agreements allow employees to receive shares of stock upon vesting of their RSUs. As of March 31, 2017, no RSUs had vested.
10. Other

Other costs are comprised of reorganization-related and certain other costs. For the three months ended March 31, 2017 and 2016, the Company incurred $0.2 million and $10.8 million in other costs, respectively.
Other costs consist of the following (in millions):

	Three Months Ended March 31,
	2017	2016
Severance and employee benefits	$—	$0.7
Reorganization-related	—	0.7
Transaction fees (1)	—	10.1
Transitioned employees restructuring expense (2)	0.2	—
Other	0.2	10.1
Total other	$0.2	$10.8

(1) Costs related to retention payments and legal fees paid in connection with the closing of the Transaction (see Note 12).
(2) As part of the transition of Ascension personnel to the Company in conjunction with the A&R MPSA, the Company has agreed to reimburse Ascension for certain severance and retention costs related to certain Ascension employees who will not be transitioned to the Company.

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

The Company's reorganization activity was as follows (in millions):

R1 RCM Inc.
Notes to Consolidated Financial Statements (Unaudited)

	Severance and Employee Benefits	Facilities and Other Costs	Total
Reorganization liability at December 31, 2016	$1.6	$0.5	$2.1
Restructuring charges	—	—	—
Cash payments	(0.7)	(0.1)	(0.8)
Non-cash charges	—	$—	—
Reorganization liability at March 31, 2017	$0.9	$0.4	$1.3
11. Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant and infrequent or unusual items which are required to be discretely recognized within the current interim period.  The Company’s intention is to permanently reinvest its foreign earnings outside the United States.  As a result, the effective tax rates in the periods presented are largely based upon the projected annual pre-tax earnings by jurisdiction and the allocation of certain expenses in various taxing jurisdictions where the Company conducts its business. These taxing jurisdictions apply a broad range of statutory income tax rates.

The income tax benefit for the three months ended March 31, 2017 was lower than the amount derived by applying the federal statutory tax rate of 35% primarily due to discrete items recognized in the period. The income tax expense for the period ended March 31, 2016 was higher than the amount derived by applying the federal statutory tax rate of 35% primarily due to the impact of state taxes. The tax rate is also impacted by discrete items that may occur in any given period.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. U.S. federal income tax returns since 2011 are currently open for examination. State jurisdictions vary for open tax years. The statute of limitations for most states ranges from three to six years.

As of January 1, 2017, the Company adopted ASU 2016-09. The Company elected to change its accounting policy to account for forfeitures as they occur under the new standard. The change was applied on a modified retrospective basis with a cumulative effect adjustment recorded to increase non-current deferred tax assets by $0.6 million as of January 1, 2017. Excess tax benefits for share-based payments are now included in net cash used in operating activities rather than net cash used in financing activities. The changes have been applied prospectively in accordance with ASU 2016-09 and prior periods have not been adjusted.

Amendments related to accounting for excess tax benefits and shortfalls have been adopted prospectively, resulting in recognition of excess tax benefits and shortfalls as part of income tax expense rather than additional paid-in capital. For the three months ended March 31, 2017, the Company recognized $0.9 million of income tax expense from shortfalls associated with vesting and exercises of equity awards.

In addition to the reduction in deferred tax assets from shortfalls, the Company wrote-off approximately $0.7 million and $1.5 million of deferred tax assets due to the expiration of share-based awards, which were recognized as discrete expenses during the three months ended March 31, 2017 and as a reduction in additional paid-in capital for the three months ended March 31, 2016, respectively.

In the three month period ended March 31, 2017, the Company corrected the deferred tax asset balance associated with share-based compensation.  In 2015 and 2016, the Company incorrectly recorded excess share-based compensation of approximately $2.5 million and $4.0 million.  This excess share-based compensation expense resulted in deferred tax assets of approximately $2.5 million being erroneously recorded in the consolidated balance sheet at December 31, 2016.    The Company has determined these amounts are immaterial to the quarterly and annual periods in 2015, 2016 and 2017.  In addition to correcting the deferred tax balance in the three month period

R1 RCM Inc.
Notes to Consolidated Financial Statements (Unaudited)

ended, the Company reclassified approximately $6.5 million from additional paid-in-capital to accumulated deficit to correct for the excess share-based compensation expense recorded in 2015 and 2016.

At December 31, 2016, the Company had deferred tax assets of $169.9 million, of which $71.0 million related to net operating loss carryforwards. In conjunction with the adoption of ASU 2016-09 and Topic 606, a cumulative effect adjustment was recorded to increase deferred tax assets by $0.6 million for ASU 2016-09 and decrease deferred tax assets by $70.3 million for Topic 606 as of January 1, 2017. The majority of the Company's carryforwards were generated in 2013, 2014 and 2015 when the Company incurred substantial expenses related to the restatement. The Company expects its business growth contracted for under the Ascension A&R MPSA will be profitable and allow the Company to utilize its NOL carryforwards and other deferred tax assets. Accordingly, the Company believes that it is more likely than not that the remaining deferred tax assets will be realized. Should the Company not operationally execute as expected, and the growth in the Ascension business not be as profitable as expected, such realizability assessment may change.
12. 8.00% Series A Convertible Preferred Stock
At the close of the Transaction on February 16, 2016 (as described in Note 1), the Company issued to the Investor: (i) 200,000 shares of Preferred Stock, for an aggregate price of $200 million, and (ii) a warrant with a term of ten years to acquire up to 60 million shares of common stock, at an exercise price of $3.50 per share, on the terms and subject to the conditions set forth in the Warrant Agreement (“Warrant”). The Preferred Stock is immediately convertible into shares of common stock.

During the twelve months ended December 31, 2016, the Company incurred direct and incremental expenses of $21.3 million (including $14.0 million in closing fees paid to the Investor) relating to financial advisory fees, closing costs, legal expenses and other offering-related expenses in connection with the Transaction. These direct and incremental expenses reduced the carrying amount of the Preferred Stock. In connection with the issuance of the Preferred Stock, a beneficial conversion feature of $48.3 million was recognized. Since the Preferred Stock is presently convertible into common stock, this amount was subsequently accreted to the carrying amount of the Preferred Stock, and treated as a deemed preferred stock dividend in the calculation of earnings per share.

Dividend Rights

The holders of the Preferred Stock are entitled to receive cumulative dividends January 1, April 1, July 1 and October 1 of each year (dividend payment dates), commencing on April 1, 2016, at a rate equal to 8% per annum (preferred dividend) multiplied by the liquidation preference per share, initially $1,000 per share adjusted for any unpaid cumulative preferred dividends. For the first seven years after issuance, the dividends on the Preferred Stock will be paid-in-kind. As of March 31, 2017, the Company had accrued dividends of $4.3 million associated with the Preferred Stock, of which $4.3 million was paid in additional shares of Preferred Stock and $200 was paid in cash in April 2017.

Conversion Features

Each share of the Preferred Stock may be converted to common stock on any date at the option of the holder into the per share amount (as defined in the Certificate of Designations of the 8.00% Series A Convertible Preferred Stock (the "Series A COD")). Fractional shares resulting from any conversion will be rounded to the nearest whole share.

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

R1 RCM Inc.
Notes to Consolidated Financial Statements (Unaudited)

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

The following summarizes the Preferred Stock activity for the three months ended March 31, 2017:

	Preferred Stock
	Shares Issued and Outstanding	Carrying Value
Balance at December 31, 2016	210,160	$171.6
Dividends paid/accrued dividends	4,203	4.3
Balance at March 31, 2017	214,363	$175.9

13. Earnings (Loss) Per Share
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
Diluted net income per share is calculated using the more dilutive of the if-converted or the two-class method. For the quarters ended March 31, 2016 and 2017, the two-class method was more dilutive and was computed by adjusting the denominator used in the basic net income per share computation by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, shares issuable upon vesting of RSAs, RSUs and Preferred Stock.

R1 RCM Inc.
Notes to Consolidated Financial Statements (Unaudited)

Basic and diluted net income (loss) per common share are calculated as follows (in millions, except share and per share data):

	Three Months Ended
	2017	2016
Basic EPS:
Net income (loss)	$(8.3)	$167.4
Less dividends on preferred shares	(4.3)	(50.3)
Less income allocated to preferred shareholders	—	(33.1)
Net income (loss) available/(allocated) to common shareholders - basic	$(12.6)	$84.0
Diluted EPS:
Net income (loss)	(8.3)	167.4
Less dividends on preferred shares	(4.3)	(50.3)
Less income allocated to preferred shareholders	—	(32.8)
Net income (loss) available/(allocated) to common shareholders - diluted	$(12.6)	$84.3
Basic weighted-average common shares	101,364,424	98,289,802
Add: Effect of dilutive securities	—	943,172
Diluted weighted average common shares	101,364,424	99,232,974
Net income (loss) per common share (basic)	$(0.12)	$0.85
Net income (loss) per common share (diluted)	$(0.12)	$0.85
Because of their anti-dilutive effect, 25,868,166 and 21,733,844 common share equivalents comprised of stock options, RSAs and RSUs have been excluded from the diluted earnings per share calculation for the three months ended March 31, 2017 and 2016.
14. Commitments and Contingencies
Legal Proceedings
Other than as described below, the Company is not presently a party to any material litigation or regulatory proceeding and is not aware of any pending or threatened litigation or regulatory proceeding against the Company which, individually or in the aggregate, could have a material adverse effect on its business, operating results, financial condition or cash flows.
On July 22, 2014, the Company was named as a defendant in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Michigan (Anger v. Accretive Health, Inc.). The primary allegations are that the Company attempted to collect debts without providing the notice required by the Fair Debt Collection Practices Act and Michigan Fair Debt Collection Practices Act and failed to abide by the terms of an agreed payment plan in violation of those same statutes. On August 27, 2015, the Court granted in part and denied in part the Company’s motion to dismiss. An amended complaint was filed on November 30, 2015. Discovery is underway, but on July 15, 2016, the court postponed all deadlines in the case as the parties attempt to finalize a confidential agreement in principle to settle the case. On February 23, 2017, the parties reached a settlement in principle and are preparing a motion for pre-approval and class settlement. The Company believes that it has meritorious defenses and is vigorously defending itself against these claims, if the settlement in principle is not finalized.

R1 RCM Inc.
Notes to Consolidated Financial Statements (Unaudited)

In April 2015, the Company was named among other defendants in an employment action brought by a former employee before the Maine Human Rights Commission ("MHRC"), alleging that she was improperly terminated in retaliation for uncovering alleged Medicare fraud.  The Company filed its response with the MHRC on May 19, 2015 seeking that the Company be dismissed entirely from the action.  On June 23, 2015, the MHRC issued its Notice of Right to Sue and decision to terminate its process with respect to all charges asserted by the former employee. The Plaintiff has filed a parallel qui tam action in the District of Maine (Worthy v. Eastern Maine Healthcare Systems) in which she makes the same allegations.  The U.S. Department of Justice declined to intervene in the federal court action, and the case was unsealed in April 2015. The Company and other defendants filed motions to dismiss the Third Amended Complaint on March 21, 2016. Those motions were granted with respect to the retaliation claims, but denied with respect to the False Claims Act claims by the federal district court in January 2017. The parties are currently engaged in an initial discovery phase. The Company believes that it has meritorious defenses to all of the claims in the federal qui tam case, and is vigorously defending itself against these claims. The outcome with respect to the remaining federal claims is not presently determinable.
In May 2016, the Company was served with a False Claims Act case brought by a former emergency department service associate who worked at a hospital of one of the Company’s customers, MedStar Inc.’s Washington Hospital Center (“WHC”), along with WHC and three other hospitals that were PAS clients and a place holder, "John Doe hospital", representing all PAS clients (USA ex rel. Graziosi vs. Accretive Health, Inc. et. al.).  The Second Amended Complaint in the case, which seeks monetary damages, alleges that the Company’s PAS business violates the federal False Claims Act. The case was originally filed under seal in 2013 in the federal district court in Chicago, and was twice presented to the U.S. Attorney in Chicago, and the U.S. Attorneys declined to intervene in both instances. The Company filed a motion to dismiss the Second Amended Complaint on July 29, 2016. On March 22, 2017, the district court dismissed all claims against all hospital defendants other than WHC, and dismissed all claims related to TriCare-related episodes of care. The parties are currently engaged in an initial discovery phase.The Company believes that it has meritorious defenses to all claims in the case, and is vigorously defending itself against these claims. The outcome is not presently determinable.

15. Related Party Transactions
As a result of the closing of the Transaction on February 16, 2016 and Ascension's ownership interest in the Investor, Ascension became a related party to the Company. See Note 12, 8% Series A Convertible Preferred Stock, for additional information.
The Company provides RCM services to Ascension. The execution of the A&R MPSA, as discussed in Note 1, Description of the Business, was a contractual settlement agreement of the prior Master Professional Services Agreement between the Company and Ascension. Therefore, the Company recorded revenue of $343.4 million in connection with these services for the three months ended March 31, 2016. For the three months ended March 31, 2017, the Company recorded net services revenue of $75.4 million from services provided to Ascension.
At March 31, 2017, the Company had $13.7 million in current portion of customer liabilities for a related party, consisting of $11.9 million in current accrued service costs, $0.2 million in current customer deposits, $0.5 million in current refund liabilities and $1.1 million in current deferred revenue. The Company had $6.1 million in non-current portion of customer liabilities for a related party related to non-current deferred revenue as of March 31, 2017. At December 31, 2016, the Company had $14.2 million in current portion of customer liabilities for a related party, consisting of $13.2 million in current accrued service costs and $1.0 million in current customer deposits. The Company had $110.0 million in non-current portion of customer liabilities for a related party related to deferred customer billings as of December 31, 2016. At March 31, 2017 and December 31, 2016, the Company had $25.5 million and $1.8 million in accounts receivable with Ascension, respectively.
As part of the transition of Ascension personnel to the Company in conjunction with the A&R MPSA, the Company has agreed to reimburse Ascension for certain severance and retention costs related to certain Ascension employees who will not be transitioned to the Company.  As of March 31, 2017 and December 31, 2016, the

R1 RCM Inc.
Notes to Consolidated Financial Statements (Unaudited)

Company had $1.8 million and $1.7 million in accrued compensation and benefits related to these costs, respectively.
As Ascension is the Company's largest customer, a significant percentage of the Company's cost of services is associated with providing services to Ascension. However, due to the nature of the Company's shared services and information technology operations, it is impractical to assign the dollar amount associated with services provided to Ascension.
16. Deferred Contract Costs
One-time, non-recurring costs associated with the initial phases of the Ascension A&R MPSA and with the transition of additional Ascension hospitals are deferred. These fulfillment costs relate directly to the Company’s responsibilities under the A&R MPSA, generate or enhance resources of the Company that will be used in satisfying its performance obligations under the A&R MPSA in the future, and are expected to be recovered through the margins realized under the A&R MPSA. At March 31, 2017, the Company had $7.5 million in total deferred contract costs and $4.8 million at December 31, 2016.

Of the $7.5 million in deferred eligible costs, $0.9 million is included in prepaid expenses and other current assets and $6.6 million is included in other assets in the accompanying condensed consolidated balance sheets. As of December 31, 2016, deferred eligible costs were included in the other current assets in the accompanying condensed consolidated balance sheets.
The associated assets are amortized as services are transferred to the customer over the remaining life of the contract. For the quarter ended March 31, 2017, total amortization was $0.1 million and there were no associated impairment losses. For the quarter ended March 31, 2016, no amounts had been capitalized or amortized.
17. Segments and Customer Concentrations
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
Hospital systems affiliated with Ascension have accounted for a significant portion of the Company’s net services revenue each year since the Company’s formation. For the three months ended March 31, 2017 and 2016, net services revenue from hospitals affiliated with Ascension accounted for 87% and 98% of the Company's total net services revenue, respectively. The loss of customers within the Ascension health system would have a material adverse impact on the Company’s operations.
As of March 31, 2017 and 2016, the Company had a concentration of credit risk with hospitals affiliated with Ascension accounting for 74% and 31% of accounts receivable, respectively.
18. Subsequent Event

On May 4, 2017, R1 and Ascension entered into Amendment No. 1 (the “Amendment”) to the A&R MPSA. The Amendment is effective as of April 28, 2017 and sets forth that (i) the Company will provide certain revenue cycle management services for physician groups associated with Ascension’s hospital systems in Wisconsin (the “Medical Group RCM Services”), (ii) the Company will provide Acute Care revenue cycle management services for Ascension’s Wheaton Franciscan Healthcare system (“Wheaton”), which system was not previously included within the group of acute care hospitals to be served by R1 under the MPSA and (iii) the planned commencement date for the Company’s

R1 RCM Inc.
Notes to Consolidated Financial Statements (Unaudited)

provision of services to Ascension’s Ministry Healthcare system in Wisconsin (“Ministry”) was changed from July 1, 2018 to October 1, 2017.

The Amendment further provides that the Company will credit Ascension quarterly for 50% of cost savings realized by the Company in managing (i) the acute care revenue cycle operations of Wheaton and Ministry through June 30, 2019 and (ii) the Medical Group RCM Services through the duration of the Company’s provision of such services. Additionally, the Amendment provides that Ascension may terminate the Medical Group RCM Services for convenience at the second anniversary of the commencement of such services by notifying the Company of such its election to terminate within sixty days prior to such second anniversary.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to “R1,” “the Company,” “we,” “our,” and “us” mean R1 RCM Inc., and its subsidiaries.
The following discussion and analysis is an integral part of understanding our financial results and is provided as an addition to, and should be read in connection with, our condensed consolidated financial statements and the accompanying notes. Also refer to Note 1 of our condensed consolidated financial statements.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, that are based on our current estimates, expectations, forecasts and projections and involve substantial risks and uncertainties. These statements are often identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” "designed", “may,” “plan,” “predict,” “project,” “would” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and elsewhere in this Report, as well as those set forth in Part I, Item 1A of the 2016 10-K as well as our other filings with the SEC. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q and readers are cautioned not to put under reliance on forward-looking statements.
Overview
Our Business
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

We expect the Transaction to continue to expand our relationship with Ascension, grow our overall business, and improve our ability to win customers outside of the Ascension hospital base. Under the A&R MPSA, our RCM services for both Ascension hospitals that we currently service and Ascension hospitals that we intend to service will be transitioning to an outsourced business model, whereby a significant number of Ascension's revenue cycle employees will become our employees as we begin implementing the A&R MPSA and providing our services to Ascension hospitals over a three year period. As a result of the implementation of an outsourced business model in connection with the A&R MPSA, we expect to expand our operations in the United States and off shore and intend to invest in technology facilities and talent to support our anticipated growth. Such outsourced business model will also require the transition of the non-payroll related expenses supporting Ascension's revenue cycle operations to direct expenses of the Company. These transitioned expenses have historically been managed by our infused management staff but remained on the hospitals’ financial records. This new in-house capability of managing these expenses should allow us to pursue new business opportunities which require an outsourced business model. We believe the ten year term of the A&R MPSA, together with the significant investment in the Company by Ascension, our largest customer, will provide our business with stability and growth. In addition, we expect that our management team will benefit from the oversight provided by having TowerBrook involved as a strategic investor.

In addition, we renewed our agreement with our second-largest customer, Intermountain Healthcare, during 2016. We believe that the A&R MPSA and renewed agreement with Intermountain Healthcare collectively helped provide stability to our business.
CONSOLIDATED RESULTS OF OPERATIONS
The following table provides consolidated operating results and other operating data for the periods indicated:

	Three Months Ended March 31,		2017 vs. 2016 Change
	2017	2016	Amount	%
	(In millions except percentages)
Consolidated Statement of Operations Data:
RCM services: net operating fees	$70.7	$248.7	$(178.0)	(71.6)%
RCM services: incentive fees	5.6	98.0	(92.4)	(94.3)%
RCM services: other	3.0	2.4	0.6	25.0%
Other service fees	7.6	3.1	4.5	145.2%
Total net services revenue	86.9	352.2	(265.3)	(75.3)%
Operating expenses:
Cost of services	80.9	45.1	35.8	79.4%
Selling, general and administrative	14.3	17.6	(3.3)	(18.8)%
Other	0.2	10.8	(10.6)	(98.1)%
Total operating expenses	95.4	73.5	21.9	29.8%
Income (loss) from operations	(8.5)	278.7	(287.2)	(103.0)%
Net interest income	0.1	0.1	—	—%
Net income (loss) before income tax provision	(8.4)	278.8	(287.2)	(103.0)%
Income tax provision (benefit)	(0.1)	111.4	(111.5)	(100.1)%
Net income (loss)	$(8.3)	$167.4	$(175.7)	(105.0)%

Use of Non-GAAP Financial Information
As of January 1, 2017, the Company adopted Topic 606, Revenue from Contracts with Customers (“Topic 606”) and thus for the three months ended March 31, 2017, the Company followed the guidance under Topic 606. Under the newly adopted guidance, revenue is measured based on consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a service to a customer, which is typically over the contract term. Estimates of variable consideration are included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once the uncertainty is resolved.
For periods prior to 2017, we typically invoiced customers for base fees and incentive fees on a quarterly or monthly basis, and typically received cash from customers on a similar basis. For GAAP reporting purposes, we only recognized those net operating fees and incentive fees as net services revenue to the extent that all the criteria for revenue recognition were met, which was generally upon contract renewal, termination or other contractual agreement event. As such, net operating and incentive fees were typically recognized for GAAP purposes in periods subsequent to the periods in which the services are provided. Therefore, our net services revenue and other items in our GAAP consolidated financial statements typically included the effects of billings and collections from periods prior to the period in which revenue was recognized.
We supplement our GAAP consolidated financial statements with the following non-GAAP financial measures: gross cash generated from customer contracting activities (2016), net cash generated from customer contracting activities (2016) and adjusted EBITDA. Adjusted EBITDA is utilized by our Board and management team as (i) one of the primary methods for planning and forecasting overall expectations and for evaluating actual results against such expectations; and (ii) as a performance evaluation metric in determining achievement of certain executive incentive compensation programs, as well as for incentive compensation plans for employees. The non-GAAP measures of gross and net cash generated from customer contracting activities, that were utilized by the Company in 2016, are the metrics most comparable to net services revenue and net income, respectively. The Company will provide these metrics for comparability in light of the differences in our revenue recognition year over year.
Selected Non-GAAP Measures
Gross and Net Cash Generated from Customer Contracting Activities

Gross and net cash generated from customer contracting activities reflects the change in the deferred customer billings, relative to GAAP net services revenue. Deferred customer billings include the portion of both (i) invoiced or accrued net operating fees and (ii) cash collections of incentive fees, in each case, that have not met our revenue recognition criteria. Deferred customer billings are included in the detail of our customer liabilities balance in the consolidated balance sheet. Deferred customer billings are reduced by the amounts of revenue recognized when a revenue recognition event occurs. Gross cash generated from customer contracting activities is defined as GAAP net services revenue, plus the change in deferred customer billings. Accordingly, gross cash generated from customer contracting activities is the sum of (i) invoiced or accrued net operating fees, (ii) cash collections on incentive fees and (iii) other services fees. Net cash generated from customer contracting activities is defined as adjusted EBITDA, plus the change in deferred customer billings.We anticipate the use of these non-GAAP measures to be limited to the year and quarters ended in 2017. Beginning in 2018, there will be two comparable periods of GAAP metrics under Topic 606 and we expect disclosure of these metrics to not be necessary on a go forward basis.
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
Adjusted EBITDA
We define adjusted EBITDA as net income before net interest income, income tax provision, depreciation and amortization expense, share-based compensation expense, reorganization-related expense and certain other items. Prior to 2017, the use of adjusted EBITDA to measure operating and financial performance was limited by our revenue recognition criteria, pursuant to which GAAP net services revenue was recognized at the end of a contract or "other contractual agreement event". As such, adjusted EBITDA did not adequately match corresponding cash flows resulting from customer contracting activities.
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

•	Adjusted EBITDA and net cash generated from customer contracting activities do not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA and net cash generated from customer contracting activities do not reflect share-based compensation expense;

•	Adjusted EBITDA and net cash generated from customer contracting activities do not reflect income tax expenses or cash requirements to pay taxes;

•
Although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and neither adjusted EBITDA nor net cash generated from customer contracting activities reflect cash requirements for such replacements or other purchase commitments, including lease commitments; and

•	Other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Reconciliation of GAAP and Non-GAAP Measures
The following table represents a reconciliation of gross cash generated from customer contracting activities to net services revenue, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended March 31,		2017 vs. 2016 Change
	2017	2016	Amount	%
	(In millions except percentages)
RCM services: net operating fees	$70.7	$248.7	$(178.0)	(71.6)%
RCM services: incentive fees	5.6	98.0	(92.4)	(94.3)%
RCM services: other	3.0	2.4	0.6	25.0%
Other services fees	7.6	3.1	4.5	145.2%
Net services revenue	86.9	352.2	(265.3)	(75.3)%
Change in deferred customer billings (non-GAAP) (1)	n.a.	(311.3)	n.m.	n.m.
Gross cash generated from customer contracting activities (non-GAAP)	n.a.	$40.9	n.m.	n.m.
n.m. - not meaningful
n.a. - Due to the adoption of Topic 606 as of January 1, 2017, the non-GAAP measure of gross cash generated from customer contracting activities, that was utilized by the Company in 2016, is not applicable for 2017. Gross cash generated from customer contracting activities has been provided for the three months ended March 31, 2016 as it is the most comparable metric to net services revenue for the three months ended March 31, 2017.

(1)
Deferred customer billings include the portion of both (i) invoiced or accrued net operating fees and (ii) cash collections on incentive fees, in each case, that have not met our revenue recognition criteria. Deferred customer billings are included in the detail of our customer liabilities account in the condensed consolidated balance sheet. Deferred customer billings are reduced by revenue recognized when revenue recognition occurs. Change in deferred customer billings represents the net change in the cumulative net operating fees and incentive fees that have not met revenue recognition criteria under Topic 605.

The following table represents a reconciliation of adjusted EBITDA and net cash generated from customer contracting activities to net income (loss), the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended March 31,		2017 vs. 2016 Change
	2017	2016	Amount	%
	(In millions except percentages)
Net income (loss)	$(8.3)	$167.4	$(175.7)	(105.0)%
Net interest income	(0.1)	(0.1)	—	—%
Income tax provision (benefit)	(0.1)	111.4	(111.5)	(100.1)%
Depreciation and amortization expense	3.2	2.3	0.9	39.1%
Share-based compensation expense (1)	3.7	6.9	(3.2)	(46.4)%
Other (2)	0.2	10.8	(10.6)	(98.1)%
Adjusted EBITDA (non-GAAP)	(1.4)	298.7	(300.1)	(100.5)%
Change in deferred customer billings (non-GAAP) (3)	n.a.	(311.3)	n.m.	n.m.
Net cash generated from customer contracting activities	n.a	$(12.6)	n.m.	n.m.
n.m. - not meaningful
na - Due to the adoption of Topic 606 as of January 1, 2017, the non-GAAP measure of net cash generated from customer contracting activities, that was utilized by the Company in 2016, is not applicable for 2017. Net cash generated from customer contracting activities has been provided for the three months ended March 31, 2016 as it is the most comparable metric to adjusted EBITDA for the three months ended March 31, 2017.

(1)
Share-based compensation expense represents the expense associated with stock options, restricted stock units and restricted stock awards granted, as reflected in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 9, Share-Based Compensation, to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the detail of the amounts of share-based compensation expense.

(2)	Other costs consist of the following (in million):

	Three Months Ended March 31,
	2017	2016
Severance and employee benefits	$—	$0.7
Reorganization-related	—	0.7
Transaction fees	—	10.1
Transitioned employees restructuring expense	0.2	—
Other	0.2	10.1
Total other	$0.2	$10.8

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

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Net Services Revenue
Revenue decreased by $265.3 million, or 75.3%, from $352.2 million for the three months ended March 31, 2016 to $86.9 million for three months ended March 31, 2017. As noted above, the Company adopted new guidance on revenue recognition as of January 1, 2017. For the quarter ended March 31, 2016, revenue was recognized when all the criteria for revenue recognition was met, which was generally upon contract renewal, termination or other contractual agreement. For the three months ended March 31, 2016, $343.4 million in revenue was recognized due to a contractual agreement event related to Ascension. A significant portion of this revenue related to services prior to the period of revenue recognition. For the quarter ended March 31, 2017, we recognize revenue when a performance obligation is satisfied by transferring control over a service to a customer, which is typically over the contact term. See Note 6, Revenue Recognition, for further explanation of the Company’s revenue recognition policy related to periods starting on or after January 1, 2017.
Net Services Revenue (2017) (GAAP) compared to Gross Cash Generated from Customer Contracting Activities (2016) (non-GAAP)
Due to the adoption of Topic 606 as of January 1, 2017, the non-GAAP measure of gross cash generated from customer contracting activities, that was utilized by the Company in 2016, is not applicable for 2017. However, we have provided year-over-year comparison of net services revenue to gross cash generated from customer contracting activities as gross cash generated from customer contracting activities for the three months ended March 31, 2016 is the most comparable metric to net services revenue for the three months ended March 31, 2017.
Net services revenue as compared to gross cash generated from customer contracting activities increased by $46.0 million, or 112.5%, from $40.9 million for the three months ended March 31, 2016, to $86.9 million for the three months ended March 31, 2017. The increase was primarily related to an increase of $29.6 million resulting from the movement toward fixed fee contracts and the transition to the A&R MPSA, which has resulted in a change in classification of costs from an offset to net operating fees to cost of services due to on-boarding of employees. Subsequent to the first quarter of 2016, we began providing services to new Ascension hospitals under the A&R MPSA that we were not previously servicing, resulting in an increase of $15.1 million.
In addition, other service fees increased by $4.5 million primarily due to revenue being recognized in conjunction with the execution of PAS supplements for Ascension affiliates which were executed during the quarter ended March 31, 2017 as well as volume increases for Non-Ascension PAS customers.
Gross cash generated from customer contracting activities is a non-GAAP measure. Please see "Selected Consolidated Financial Data - Selected Non-GAAP Measures" for an explanation of how we calculate and use gross cash generated from customer contracting activities and for its reconciliation to revenue, the most comparable GAAP measure.
Cost of Services

Cost of services increased by $35.8 million, or 79.4%, from $45.1 million for the three months ended March 31, 2016, to $80.9 million for the three months ended March 31, 2017. The increase in costs was primarily due to the transition to the A&R MPSA, which led to a $29.6 million increase in cost of services. The increase due to the transition is a result of a change in classification of costs from an offset to net operating fees to cost of services due to on-boarding of employees (discussed above) and an increase in shared service costs driven by increased volume.
In addition, PAS volume increases resulted in a $2.2 million increase in cost of services.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $3.3 million, or 18.8%, from $17.6 million for the three months ended March 31, 2016 to $14.3 million for the three months ended March 31, 2017. The decrease was primarily due to a decrease in stock compensation expense of $2.4 million. In addition, selling, general and administrative expenses decreased as a result of restructuring actions which led to structural cost savings.
Other Costs
Other costs decreased by $10.6 million, from $10.8 million for the three months ended March 31, 2016, to $0.2 million for the three months ended March 31, 2017.  The decrease was primarily attributable to $10.1 million in costs related to the closing of the Transaction with Ascension Health Alliance and TowerBrook on February 16, 2016.
Income Taxes
Income tax provision decreased by $111.5 million from $111.4 million income tax provision for the three months ended March 31, 2016 to $(0.1) million income tax benefit for the three months ended March 31, 2017, primarily due to a decrease in pretax income. Our effective tax rate was approximately 2% and 40% for the three months ended March 31, 2017 and 2016. Our tax rate is affected by discrete items that may occur in any given year, but not consistent from year to year. Our rate for the three months ended March 31, 2017 was impacted by the write-off of deferred tax assets related to stock based compensation and the impacts of the adoption of ASU 2016-09.

CRITICAL ACCOUNTING POLICIES
Management considers an accounting policy to be critical if the accounting policy requires management to make particularly difficult, subjective or complex judgments about matters that are inherently uncertain. A summary of our critical accounting policies is included in Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Policies and Use of Estimates" of our 2016 10-K. There have been no material changes to the critical accounting policies disclosed in our 2016 Form 10-K other than the impact of adopting new accounting standards. See Note 6, Revenue Recognition, and Note 9, Share-Based Compensation, in the notes to the consolidated financial statements for discussion of the impact of the adoption of these standards on the Company's policies for revenue and stock compensation, respectively.
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
Liquidity and Capital Resources

Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Net cash (used in) provided by operating activities	$(27.9)	$1.1
Net cash used in investing activities	(9.2)	(2.1)
Net cash (used in) provided by financing activities	(2.1)	178.4
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Operating Activities
Cash used in operating activities increased by $29.0 million, from cash provided of $1.1 million for the three months ended March 31, 2016, to cash used of $27.9 million for the three months ended March 31, 2017. The increase resulted from unfavorable changes in working capital primarily related to a significant increase in accrued services costs and customer deposits during the three months ended March 31, 2016 compared to an increase in prepaid and other current assets related to pre-funding for the 2016 bonus payout and an increase in accounts receivable driven by services provided to new Ascension hospitals for the three months ended March 31, 2017.
Investing Activities
Cash used in investing activities increased by $7.1 million from $2.1 million for the three months ended March 31, 2016, to $9.2 million for the three months ended March 31, 2017. Cash used in investing activities increased primarily due to an increase in purchases of computer software and spending on expanding our India operations. Additionally, $4.5 million of the cash used in investing activities for the three months ended March 31, 2017 related to payments for purchases made during the year ended December 31, 2016, which were not paid until 2017.
Financing Activities
Cash provided by financing activities decreased by $180.5 million from cash provided by financing activities of $178.4 million for the three months ended March 31, 2016 to cash used in financing activities of $2.1 million for the three months ended March 31, 2017. This change is primarily due to the investment of $200 million by the Investor in connection with the Transaction offset by transaction costs of $21.3 million during the three months ended March 31, 2016.
Future Capital Needs
In connection with our strategic initiatives, we plan to continue to enhance customer service by continuing our investment in technology to enable our systems to more effectively integrate with our customers’ existing technologies. We plan to continue to deploy resources to strengthen our information technology infrastructure in order to drive additional value for our customers. We also expect to continue to invest in our shared services capabilities. We also are currently expanding our capabilities in India which is requiring investments. We may also selectively pursue acquisitions and/or strategic relationships that will enable us to broaden or further enhance our offerings.
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
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee because a portion of our operating expenses are incurred by our subsidiary in India and are denominated in Indian rupees. However, we do not generate any revenues outside of the United States. For the three months ended March 31, 2017 and 2016, 9% and 4%, respectively, of our expenses were denominated in Indian rupees and as of March 31, 2017 and 2016, we had net assets of $18.2 million and $13.5 million in India, respectively. As of March 31, 2017, the reduction in earnings from a 10% change in U.S. dollar/Indian Rupee foreign currency spot rates would be $0.9 million.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting since our 2016 10-K for the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

Other than as described below, we are presently not a party to any material litigation or regulatory proceeding and are not aware of any pending or threatened litigation or regulatory proceeding against us which, individually or in the aggregate, could have a material adverse effect on our business, operating results, financial condition or cash flows.

On July 22, 2014, we were named as a defendant in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Michigan (Anger v. Accretive Health, Inc.). The primary allegations are that we attempted to collect debts without providing the notice required by the FDCPA and Michigan Fair Debt Collection Practices Act and failed to abide by the terms of an agreed payment plan in violation of those same statutes. On August 27, 2015, the Court granted in part and denied in part our motion to dismiss. An amended complaint was filed on November 30, 2015. Discovery is underway, but on July 15, 2016, the court postponed all deadlines in the case as the parties attempt to finalize a confidential agreement in principle to settle the case. On February 23, 2017, the parties reached a settlement in principle and are preparing a motion for pre-approval and class settlement. We believe that we have meritorious defenses and is vigorously defending ourselves against these claims, if the settlement in principle is not finalized.

In April 2015, we were named among other defendants in an employment action brought by a former employee before the Maine Human Rights Commission, or the MHRC, alleging that she was improperly terminated in retaliation for uncovering alleged Medicare fraud.  We filed our response with the MHRC on May 19, 2015 seeking that we be dismissed entirely from the action.  On June 23, 2015, the MHRC issued its Notice of Right to Sue and decision to terminate its process with respect to all charges asserted by the former employee. The Plaintiff has filed a parallel qui tam action in the District of Maine (Worthy v. Eastern Maine Healthcare Systems) in which she makes the same allegations.  The U.S. Department of Justice declined to intervene in the federal court action, and the case was unsealed in April 2015. The Company and other defendants filed motions to dismiss the Third Amended Complaint on March 21, 2016. Those motions were granted with respect to the retaliation claims, but denied with respect to the other claims by the federal district court on January 18, 2017. The parties are currently engaged in an initial discovery phase. We believe that we have meritorious defenses to all of the remaining claims in the federal qui tam case, and is vigorously defending ourselves against these claims. The outcome with respect to the remaining federal claims is not presently determinable.

In May 2016, we were served with a False Claims Act case brought by a former emergency department service associate who worked at a hospital of one of our customers, MedStar Inc.’s Washington Hospital Center (“WHC”), along with WHC and three other hospitals that were PAS clients and a place holder, "John Doe hospital", representing all PAS clients (USA ex rel. Graziosi vs. Accretive Health, Inc. et. al.).  The Second Amended Complaint in the case, which seeks monetary damages, alleges that our PAS business violates the federal False Claims Act. The case was originally filed under seal in 2013 in the federal district court in Chicago, and was twice presented to the U.S. Attorney in Chicago, and the U.S. Attorneys declined to intervene in both instances. We filed a motion to dismiss the Second Amended Complaint on July 29, 2016. On March 22, 2017, the district court dismissed all claims against all hospital defendants other than WHC, and dismissed all claims related to TriCare-related episodes of care. The parties are currently engaged in an initial discovery phase. We believe that we have meritorious defenses to all claims in the case, and is vigorously defending ourelves against these claims. The outcome is not presently determinable.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2016 10-K.  The risk factors disclosed in Part I, Item 1A of our 2016 10-K, in addition to the other information set forth in this Quarterly Report on Form 10-Q, could materially affect our business, financial condition or results.  Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results.

Item 2.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Unregistered Sale of Equity Securities
Between January 1, 2017 through March 31, 2017, we granted options to purchase an aggregate of 1,080,814 shares of our common stock with the exercise prices per share indicated below and granted 129,348 restricted stock units. We did not issue any restricted stock awards during the three months ended March 31, 2017 to employees or directors pursuant to our Second Amended and Restated 2010 Stock Incentive Plan and/or in reliance upon the exemption from the registration requirements of the Securities Act of 1933 ("Securities Act") provided by Section 4(a)(2) of the Securities Act as sales by an issuer not involving any public offering, as set forth in the tables below. No underwriters were involved in the foregoing transactions. All of such unregistered shares of common stock are deemed restricted securities for purposes of the Securities Act. No such options have been exercised.

The following table sets forth the dates on which such options were granted and the number of shares of common stock subject to such options, the exercise price and the number of employees and directors granted options on each date from January 1, 2017 through March 31, 2017:

Date of Grant	Common Stock Subject to Options Granted	Exercise Price	Number of Employees and Directors Granted Options
1/3/2017	32,895	$2.29	2
1/4/2017	103,690	$2.31	9
2/2/2017	161,901	$2.37	16
2/27/2017	288,462	$2.16	1
3/2/2017	113,798	$2.35	10
3/31/2017	380,068	$2.53	1

The following table sets forth the dates on which restricted stock units were granted and the number of shares of restricted stock units and the number of employees and directors granted restricted stock units on each date from January 1, 2017 through March 31, 2017:

Date of Grant	Common Stock Subject to Options Granted	Number of Employees and Directors Granted Options
1/4/2017	34,005	8
2/2/2017	56,626	16
3/2/2017	38,717	10

Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated (in millions, except share and per share data):

Period	Number of Shares Purchased (1)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (in millions) (2)
January 1, 2017 through January 31, 2017	170,294	$2.29	80,845	$49.5
February 1, 2017 through February 28, 2017	671,283	$2.30	122,350	$49.2
March 1, 2017 through March 31, 2017	69,471	$2.36	66,879	$49.0

(1)
Amounts include stock repurchased under our repurchase program (see discussion in Note 2 below) and repurchases of our stock related to employees’ tax withholding upon vesting of 89,449, 548,933 and 2,592 RSAs for the months ended January 31, 2017, February 28, 2017 and March 31, 2017. See Note 9, Share-Based Compensation, to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2)
On November 13, 2013, the Board authorized, subject to the completion of the Restatement, the repurchase of up to $50.0 million of our common stock from time to time in the open market or in privately negotiated transactions, or the 2013 Repurchase Program. The timing and amount of any shares repurchased under the 2013 Repurchase Program will be determined by our management based on its evaluation of market conditions and other factors. The 2013 Repurchase Program may be suspended or discontinued at any time. See Note 8, Stockholders' Equity, to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

(3)	Average price paid per share of common stock repurchased under the 2013 Repurchase Program is the execution price, including commissions paid to brokers.

Item 3.	Defaults upon Senior Securities
None

Item 4.	Mine Safety Disclosure
None

Item 5.	Other Information
None

Item 6.	Exhibits

The following are filed or incorporated by reference as a part of this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
3.1
Certificate of Amendment to Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (file No. 001-34746) filed on January 5, 2017)

3.2	Amendment No. 2 to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K (file No. 001-34746) filed on January 5, 2017)
3.3
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

Date: May 9, 2017	R1 RCM INC.

By:	/s/ Joseph Flanagan
Joseph Flanagan
President, Chief Executive Officer and Chief Operating Officer

By:	/s/ Christopher Ricaurte
Christopher Ricaurte
Chief Financial Officer and Treasurer