Form 10-Q
period 2017-06-30
R1 RCM INC.
filed 2017-08-02
CIK 1472595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of July 31, 2017, the registrant had 104,889,834 shares of common stock, par value $0.01 per share, outstanding.

R1 RCM Inc.
Consolidated Balance Sheets
(In millions, except per share data)

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$132.4	$181.2
Accounts receivable, net	7.2	4.0
Accounts receivable, net - related party	16.3	1.8
Prepaid income taxes	0.4	3.8
Prepaid expenses and other current assets	19.1	13.8
Total current assets	175.4	204.6
Property, equipment and software, net	50.6	32.8
Non-current deferred tax assets	104.3	169.9
Restricted cash equivalents	1.5	1.5
Other assets	10.0	6.3
Total assets	$341.8	$415.1
Liabilities
Current liabilities:
Accounts payable	6.8	7.9
Current portion of customer liabilities	1.0	69.7
Current portion of customer liabilities - related party	10.9	14.2
Accrued compensation and benefits	24.5	24.8
Other accrued expenses	16.2	18.5
Total current liabilities	59.4	135.1
Non-current portion of customer liabilities	0.5	1.0
Non-current portion of customer liabilities - related party	8.3	110.0
Other non-current liabilities	12.6	9.7
Total liabilities	$80.8	$255.8

8.00% Series A convertible preferred stock: par value $0.01 per share, 370,000 authorized, 218,650 shares issued and outstanding as of June 30, 2017 (aggregate liquidation value of $223.0); 370,000 authorized, 210,160 shares issued and outstanding as of December 31, 2016 (aggregate liquidation value of $214.4)	180.3	171.6
Stockholders’ equity (deficit)
Common stock, $0.01 par value, 500,000,000 shares authorized, 116,626,791 shares issued and 104,889,834 shares outstanding at June 30, 2017; 116,425,524 shares issued and 106,659,542 shares outstanding at December 31, 2016	1.2	1.2
Additional paid-in capital	341.7	349.2
Accumulated deficit	(200.7)	(304.7)
Accumulated other comprehensive loss	(2.0)	(2.8)
Treasury stock, at cost, 11,736,957 shares as of June 30, 2017; 9,765,982 shares as of December 31, 2016	(59.5)	(55.2)
Total stockholders’ equity (deficit)	80.7	(12.3)
Total liabilities and stockholders’ equity (deficit)	$341.8	$415.1

See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Net services revenue ($87.7 million and $163.1 million for the three and six months ended June 30, 2017, respectively, and $0 and $343.4 million for the three and six months ended June 30, 2016 from related party, respectively)	$99.4	$8.7	$186.3	$360.9
Operating expenses:
Cost of services	96.4	45.1	177.3	90.2
Selling, general and administrative	12.2	24.6	26.5	42.2
Other	1.0	8.7	1.2	19.5
Total operating expenses	109.6	78.4	205.0	151.9
Income (loss) from operations	(10.2)	(69.7)	(18.7)	209.0
Net interest income	—	—	0.1	0.1
Income (loss) before income tax provision	(10.2)	(69.7)	(18.6)	209.1
Income tax provision (benefit)	(3.5)	(28.9)	(3.6)	82.5
Net income (loss)	$(6.7)	$(40.8)	$(15.0)	$126.6
Net income (loss) per common share:
Basic	$(0.11)	$(0.45)	$(0.23)	$0.45
Diluted	$(0.11)	$(0.45)	$(0.23)	$0.45
Weighted average shares used in calculating net income (loss) per common share:
Basic	102,467,078	99,414,066	101,918,797	98,851,934
Diluted	102,467,078	99,414,066	101,918,797	99,951,394
Consolidated statements of comprehensive income (loss)
Net income (loss)	(6.7)	(40.8)	(15.0)	126.6
Other comprehensive loss:
Foreign currency translation adjustments	—	(0.3)	0.8	(0.2)
Comprehensive income (loss)	$(6.7)	$(41.1)	$(14.1)	$126.4

Reconciliation of net income (loss) to income (loss) available to common shareholders:
Basic:
Net income (loss)	$(6.7)	$(40.8)	$(15.0)	$126.6
Less dividends on preferred shares	(4.4)	(4.1)	(8.7)	(54.4)
Less income allocated to preferred shareholders	—	—	—	(27.8)
Net income (loss) available/allocated to common shareholders - basic	$(11.1)	$(44.9)	$(23.7)	$44.4
Diluted:
Net income (loss)	$(6.7)	$(40.8)	$(15.0)	$126.6
Less dividends on preferred shares	(4.4)	(4.1)	(8.7)	(54.4)
Less income allocated to preferred shareholders	—	—	—	(27.6)
Net income (loss) available/allocated to common shareholders - diluted	$(11.1)	$(44.9)	$(23.7)	$44.6
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)
(In millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated other comprehensive (loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	116,425,524	$1.2	(9,765,982)	$(55.2)	$349.2	$(304.7)	$(2.8)	$(12.3)
Impact of adoption of Topic 606	—	—	—	—	—	113.4	—	113.4
Impact of adoption of ASU 2016-09	—	—	—	—	1.5	(0.9)	—	0.6
Adjusted Balance at January 1, 2017	116,425,524	1.2	(9,765,982)	(55.2)	350.7	(192.2)	(2.8)	101.7
Share-based compensation expense	—	—	—	—	6.2	—	—	6.2
Issuance of common stock related to share-based compensation plans	155,535	—	—	—	—	—	—	—
Exercise of vested stock options	45,732	—	—	—	—	—	—	—
Dividends paid/accrued dividends	—	—	—	—	(8.7)	—	—	(8.7)
Acquisition of treasury stock related to equity award plans	—	—	(693,088)	—	—	—	—	—
Treasury stock purchases	—	—	(1,277,887)	(4.3)	—	—	—	(4.3)
Reclassification of excess share-based compensation	—	—	—	—	(6.5)	6.5	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	0.8	0.8
Net (loss) income	—	—	—	—	—	(15.0)	—	(15.0)
Balance at June 30, 2017	116,626,791	$1.2	(11,736,957)	$(59.5)	$341.7	$(200.7)	$(2.0)	$80.7
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Cash Flows
(In millions)

	Six Months Ended June 30,
	2017	2016
	(Unaudited)
Operating activities
Net income (loss)	$(15.0)	$126.6
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	7.0	4.6
Share-based compensation	5.9	20.4
Loss on disposal	0.2	—
Provision (recovery) for doubtful receivables	0.1	—
Deferred income taxes	(4.1)	82.4
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	(13.2)	3.6
Prepaid income taxes	3.5	0.5
Prepaid expenses and other assets	(9.2)	(3.4)
Accounts payable	(2.3)	(1.5)
Accrued compensation and benefits	(0.4)	7.2
Other liabilities	(0.4)	5.1
Customer liabilities and customer liabilities - related party	5.0	(298.0)
Net cash (used in) provided by operating activities	(22.9)	(52.5)
Investing activities
Purchases of property, equipment, and software	(23.2)	(7.1)
Proceeds from maturation of short-term investments	—	1.0
Net cash used in investing activities	(23.2)	(6.1)
Financing activities
Series A convertible preferred stock and warrant issuance, net of issuance costs	—	178.7
Exercise of vested stock options	—	0.1
Purchase of treasury stock	(1.2)	—
Shares withheld for taxes	(1.9)	(2.0)
Net cash (used in) provided by financing activities	(3.1)	176.8
Effect of exchange rate changes in cash	0.4	—
Net increase (decrease) in cash and cash equivalents	(48.8)	118.2
Cash and cash equivalents, at beginning of period	181.2	103.5
Cash and cash equivalents, at end of period	$132.4	$221.7
Supplemental disclosures of cash flow information
Accrued dividends payable to Preferred Stockholders	$4.3	$4.0
Accrued liabilities related to purchases of property, equipment and software	$1.0	$1.0
Accounts payable related to purchases of property, equipment and software	$1.7	$—
Income taxes paid	$(0.6)	$(0.4)
Income taxes refunded	$3.4	$0.6

See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

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

The Company's primary service offering consists of end-to-end RCM, which encompasses patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections. The Company deploys its RCM services through a co-managed relationship or an operating partner relationship. Under a co-managed relationship, the Company leverages its customers’ existing RCM staff and processes, and supplements them with the Company's infused management, subject matter specialists, proprietary technology and other resources. Under an operating partner relationship, the Company provides comprehensive revenue cycle infrastructure to providers, including all revenue cycle personnel, technology, and process workflow. The Company also offers modular services, allowing customers to engage the Company for only specific components of its end-to-end RCM service offering. The Company's PAS offering complements the Company's RCM offering by strengthening customer’s compliance with certain third-party payer requirements and limiting denials of claims. For example, the Company's PAS offering helps customers determine whether to classify a hospital visit as an in-patient or an out-patient observation case for billing purposes.
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
Basis of Presentation
The accompanying unaudited consolidated financial statements reflect the Company's financial position as of June 30, 2017, the results of operations for the three and six months ended June 30, 2017 and 2016, and the cash flows of the Company for the six months ended June 30, 2017 and 2016. These financial statements include the accounts of R1 RCM Inc. and its wholly owned subsidiaries. All material intercompany amounts have been eliminated in consolidation. These financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial reporting and as required by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information, have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2017.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. For a more complete discussion of the Company’s significant accounting policies and other information, the unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 10-K"). As of January 1, 2017, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") and ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). See Note 6, Revenue Recognition, and Note 9, Share-Based Compensation, for discussion on the impact of the adoption of these standards on the Company's policies for revenue and stock compensation, respectively.
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

ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-18 is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the Consolidated Statement of Cash Flows. ASU 2016-18 requires that the Consolidated Statement of Cash Flows explain the change in total cash and equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. ASU 2016-18 also requires a reconciliation between the total of cash and equivalents and restricted cash presented on the Consolidated Statement of Cash Flows and the cash and equivalents balance presented on the Consolidated Balance Sheet. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The guidance requires application using a retrospective transition method. The Company is currently evaluating the impact of the adoption of this prospective guidance on its consolidated financials.
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
Notes to Unaudited Consolidated Financial Statements

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
Movements in the allowance for doubtful accounts are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$107	$82	$66	$99
Provision (recoveries)	50	(10)	91	(27)
Write-offs	(6)	(31)	(6)	(31)
Ending balance	$151	$41	$151	$41

5. Property, Equipment and Software
Property, equipment and software consist of the following (in millions):

	June 30, 2017	December 31, 2016
Computer and other equipment	$28.8	$23.3
Leasehold improvements	21.0	16.0
Software	40.5	28.1
Office furniture	6.6	4.9
Property, equipment and software, gross	96.9	72.3
Less accumulated depreciation and amortization	(46.3)	(39.5)
Property, equipment and software, net	$50.6	$32.8
The following table summarizes the allocation of depreciation and amortization expense between cost of services and selling, general and administrative expenses (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of services	$3.5	$2.2	$6.4	$4.3
Selling, general and administrative	0.3	0.1	0.6	0.3
Total depreciation and amortization	$3.8	$2.3	$7.0	$4.6
6. Revenue Recognition
The Company follows the guidance under Topic 606, Revenue from Contracts with Customers, (“Topic 606”). Revenue is measured based on consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a service to a customer, which is typically over the contact term. Estimates of variable consideration are included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once the uncertainty is resolved.

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

Net Operating Fees

The Company generates net operating fees to the extent the Company is able to assist customers in reducing the cost of revenue cycle operations. In limited cases, the Company earns a fixed fee instead of a fee based on the mechanics described below. The Company’s net operating fees consist of:

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

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

Periods commencing January 1, 2017

Nature of Goods and Services

The Company's primary source of revenue is its end-to-end RCM services fees. The Company also generates revenue through its modular RCM services, where customers will engage the Company for only specific components of its end-to-end RCM service offering on a fixed-fee or transactional basis, as well as its PAS offering.

Revenue Cycle Management

RCM services fees are primarily variable and performance related, and are generally viewed as the consideration earned in satisfaction of a single performance obligation. RCM services fees consist of net operating fees, incentive fees, and other fees.

Net Operating Fees

The Company’s net operating fees consist of:

i) gross base fees invoiced to customers; less

ii) corresponding costs of customers’ revenue cycle operations which the Company pays pursuant to its RCM agreements, including salaries and benefits for the customers' RCM personnel, and related third-party vendor costs.

The Company recognizes revenue related to net operating fees ratably as the performance obligation for the RCM services is satisfied. Base fees are typically billed in advance of the quarter and paid in three monthly payments as the entity performs and the customer simultaneously receives and consumes the benefits provided by the services provided. The costs of customers’ revenue cycle operations which the company pays pursuant to its RCM agreements are accrued based on the service period.

Incentive Fees

The Company recognizes revenue related to incentive fees ratably as the performance obligation for RCM services is satisfied, to the extent that it is probable that a significant reversal of cumulative revenue

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

will not occur once the uncertainty is resolved. Incentive fees are structured to reflect quarterly or annual, performance and are evaluated on a contract-by-contract basis. Incentive fees are typically billed and paid on a quarterly basis.

RCM Other

The Company recognizes revenue related to other RCM fees as RCM services are provided. These services typically consist of the Company's modular RCM services offering, which consists of an obligation to provide services for a specific component of its end-to-end RCM service offering. Fees are typically variable in nature with the entire amount being included in revenue in the month of service. The customer simultaneously receives and consumes the benefits provided by the services and the fees are typically billed on a monthly basis with payment terms of up to 30 days. To the extent that certain service fees are fixed and not subject to refund, adjustment or concession, these fees are generally recognized into revenue ratably as the performance obligation is satisfied.

Other Services

The Company recognizes revenue from PAS in the period in which the service is performed. The Company’s PAS arrangements typically consist of an obligation to provide specific services to customers on a when and if needed basis. These services are provided under a fixed price per unit arrangement. These contracts are evaluated on a contract-by-contract basis. Fees for the Company's PAS arrangements are typically billed on a monthly basis with 30 to 60 day payment terms.

Bundled Services

Modular RCM services may be sold separately or bundled in a contract and end-to-end RCM services are typically sold separately but may be bundled with PAS services. PAS services are commonly sold separately. The typical length of an end-to-end RCM contract is three to ten years (subject to the parties' respective termination rights) but varies from customer to customer. PAS and modular RCM agreements generally vary in length between one and three years.

For bundled arrangements, the Company accounts for individual services as a separate performance obligation if a service is separately identifiable from other items in the bundled arrangement and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The transaction price is allocated between separate services in a bundle based on their relative standalone selling prices. The standalone selling prices are determined based on the prices at which the Company separately sells its RCM, PAS, or modular services. PAS services are provided at a customer’s election but do not represent material rights as the services are priced at standalone selling price throughout the life of the agreement. In certain situations, the Company allocates variable consideration to a distinct service, or services, within a contract. The Company allocates variable payments to one or more, but not all, of the distinct services in a contract when (i) the variable payment relates specifically to the Company’s efforts to transfer the distinct service and (ii) the variable payment is for an amount that depicts the amount of consideration to which the Company expects to be entitled in exchange for transferring the promised services to its customer.

Disaggregation of Revenue

In the following table, revenue is disaggregated by source of revenue (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
RCM services: net operating fees	$80.1	$150.8
RCM services: incentive fees	7.1	12.7
RCM services: other	4.1	7.0
Other services fees	8.1	15.8
Total net service revenue	$99.4	$186.3

Contract Balances

The following table provides information about receivables, contracts assets, and contract liabilities from contracts with customers (in millions):

	June 30, 2017	At adoption
Receivables, which are included in accounts receivable, net	23.5	30.5
Contract assets	—	—
Contract liabilities	10.6	20.9

The Company recognized revenue of $1.7 million for the three months ended June 30, 2017 related to changes in transaction price estimates during the quarter for certain revenue cycle management contracts.

The Company recognized revenue of $0.3 million during the three months ended June 30, 2017, which amount was included in contract liabilities at the beginning of the period.

A receivable is recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are typically 30-60 days.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in millions):

	June 30, 2017
	Contract assets	Contract liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	—	29.6
Increases due to cash received, excluding amounts recognized as revenue during the period	—	2.2
Transferred to receivables from contract assets recognized at the beginning of the period	—	—
Increases as a result of cumulative catch-up adjustment arising from changes in the estimate of the stage of completion, excluding amounts transferred to receivables during the period	—	—

Transaction Price Allocated to the Remaining Performance Obligation

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in millions). The estimated revenue does not include amounts of variable consideration that are constrained.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	RCM			Other
	Net operating fees	Incentive fees	Other	Other Services fees
2017	$6.8	$0.3	$2.3	$—
2018	13.5	—	1.6	—
2019	—	—	1.6	—
2020	—	—	1.1	—
Thereafter	—	—	5.6	—
Total	$20.3	$0.3	$12.2	$—

The amounts presented in the table above primarily consist of fixed fees which are typically recognized ratably as the performance obligation is satisfied.

Estimates of revenue expected to be recognized in future periods also exclude unexercised customer options to purchase services within the Company's PAS contracts that do not represent material rights to the customer. Customer options that do not represent a material right are only accounted for in accordance with Topic 606 when the customer exercises its option to purchase additional goods or services.

The Company has elected certain of the optional exemptions from the disclosure requirement for remaining performance obligations for specific situations in which an entity need not estimate variable consideration to recognize revenue. Accordingly, the Company applies the practical expedient in paragraph 606-10-55-18 to its stand-alone PAS contracts and modular RCM services and does not disclose information about variable consideration from remaining performance obligations for which the Company recognizes revenue. PAS performance obligations are typically short in duration (often less than 1 day) with any uncertainty related to the associated variable consideration resolved as each increment of service (completion of a level of care review or an appeal) is completed which reflects the value the Customer receives from the Company’s fulfillment of the performance obligation. Modular RCM services performance obligations for variable consideration are of short duration with fees corresponding to the value the customer has realized, for example, patient accounts collected on behalf of the Customer or medical record lines transcribed.
The Company also applies the guidance in paragraph 606-10-50-14A(b) to variable consideration within its end-to-end RCM contracts and does not disclose information about remaining, wholly unsatisfied performance obligations for variable consideration that the Company is able to allocate to one or more, but not-all, of the performance obligations in its contracts in accordance with paragraph 606-10-32-40. The Company’s end-to-end RCM services performance obligations are satisfied over time and are substantially the same from period to period under either a co-managed or operating partner model. Fees are variable and consist of net operating fees and incentive fees with the uncertainty related to net operating fees and certain incentive fees being resolved quarterly with the uncertainty of other incentive fees being resolved annually. The information presented in the table above includes estimates for incentive fees where the uncertainty related to the final fee is resolved on longer than a quarterly basis and to the extent the Company does not believe the associated consideration is constrained.
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

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

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

Other service fees

The PAS contract between the Company and customer typically stipulates the price per unit the Company is entitled to for each unit of service performed. Certain contracts include minimum fees and volume discounts but the Company does not know the quantity or mix of service types the customer will request until the request is made. The length of time it takes the Company to perform each service can vary depending on the nature of the service or complexity of the specific situation or case. Revenue previously has been recognized for PAS service fees when the service is completed.

Under Topic 606, the Company recognizes revenue on a monthly basis when services are completed during the month consistent with recognition under Topic 605.

Deferred contract costs

Eligible, one-time, nonrecurring fulfillment costs associated with the initial phases of the Ascension A&R MPSA and with the transition of additional Ascension hospitals under separate contracts are deferred and subsequently amortized. These costs are amortized on a straight-line basis over the expected period of benefit. Under Topic 606, the Company will continue to amortize associated assets over the remaining life of the contract as services are provided.

Impacts on Financial Statements

The following tables summarize the impacts of adopting Topic 606 on the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2017 (in millions, except per share data):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

i.	Consolidated balance sheets

	Impact of changes in accounting policies
	As reported June 30, 2017	Adjustments	Balances without adoption of Topic 606
Assets
Current assets:
Cash and cash equivalents	$132.4	$—	$132.4
Accounts receivable, net	7.2	(0.3)	6.9
Accounts receivable, net - related party	16.3	(6.7)	9.6
Prepaid income taxes	0.4	—	0.4
Prepaid expenses and other current assets	19.1	(0.2)	18.9
Total current assets	175.4	(7.2)	168.2
Property, equipment and software, net	50.6	—	50.6
Non-current deferred tax assets	104.3	128.1	232.4
Restricted cash equivalents	1.5	—	1.5
Other assets	10.0	0.1	10.1
Total assets	$341.8	$121.0	$462.8
Liabilities
Current liabilities:
Accounts payable	6.8	(1.2)	5.6
Current portion of customer liabilities	1.0	67.5	68.5
Current portion of customer liabilities - related party	10.9	2.7	13.6
Accrued compensation and benefits	24.5	—	24.5
Other accrued expenses	16.2	(1.2)	15.0
Total current liabilities	59.4	67.8	127.2
Non-current portion of customer liabilities	0.5	0.1	0.6
Non-current portion of customer liabilities - related party	8.3	256.3	264.6
Other non-current liabilities	12.6	—	12.6
Total liabilities	$80.8	$324.2	$405.0

8.00% Series A convertible preferred stock	180.3	—	180.3
Stockholders’ equity (deficit)
Common stock	1.2	—	1.2
Additional paid-in capital	341.7	—	341.7
Accumulated deficit	(200.7)	(203.2)	(403.9)
Accumulated other comprehensive loss	(2.0)	—	(2.0)
Treasury stock	(59.5)	—	(59.5)
Total stockholders’ equity (deficit)	80.7	(203.2)	(122.5)
Total liabilities and stockholders’ equity (deficit)	$341.8	$121.0	$462.8

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

ii.	Consolidated statements of operations and comprehensive income (loss) -

	Impact of changes in accounting policies
	As reported three months ended June 30, 2017	Adjustments	Balances without adoption of Topic 606	As reported six months ended June 30, 2017	Adjustments	Balances without adoption of Topic 606
Net services revenue	$99.4	$(81.8)	$17.6	$186.3	$(154.1)	$32.2
Operating expenses:						—
Cost of services	96.4	(3.5)	92.9	177.3	(6.5)	170.8
Selling, general and administrative	12.2	—	12.2	26.5	—	26.5
Other	1.0	—	1.0	1.2	—	1.2
Total operating expenses	109.6	(3.5)	106.1	205.0	(6.5)	198.5
Income (loss) from operations	(10.2)	(78.3)	(88.5)	(18.7)	(147.6)	(166.3)
Net interest income	—	—	—	0.1	—	0.1
Income (loss) before income tax provision	(10.2)	(78.3)	(88.5)	(18.6)	(147.6)	(166.2)
Income tax provision (benefit)	(3.5)	(30.7)	(34.2)	(3.6)	(57.8)	(61.4)
Net income (loss)	$(6.7)	$(47.6)	$(54.3)	$(15.0)	$(89.8)	$(104.8)
Net income (loss) per common share:
Basic	$(0.11)	$(0.46)	$(0.57)	$(0.23)	$(0.88)	$(1.11)
Diluted	$(0.11)	$(0.46)	$(0.57)	$(0.23)	$(0.88)	$(1.11)
Weighted average shares used in calculating net income (loss) per common share:
Basic	102,467,078	—	102,467,078	101,918,797	—	101,918,797
Diluted	102,467,078	—	102,467,078	101,918,797	—	101,918,797
Consolidated statements of comprehensive income (loss)
Net income (loss)	$(6.7)	$(47.6)	$(54.3)	$(15.0)	$(89.8)	$(104.8)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	0.8	—	0.8
Comprehensive income (loss)	$(6.7)	$(47.6)	$(54.3)	$(14.1)	$(89.8)	$(103.9)

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

iii.	Consolidated statements of cash flows -

	Impact of changes in accounting policies
	As reported June 30, 2017	Adjustments	Balances without adoption of Topic 606
Operating activities
Net income (loss)	$(15.0)	$(89.8)	$(104.8)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	7.0	—	7.0
Share-based compensation	5.9	—	5.9
Loss on disposal	0.2	—	0.2
Provision (recovery) for doubtful receivables	0.1	—	0.1
Deferred income taxes	(4.1)	(57.8)	(61.9)
Changes in operating assets and liabilities:			—
Accounts receivable and related party accounts receivable	(13.2)	2.5	(10.7)
Prepaid income taxes	3.5	—	3.5
Prepaid expenses and other assets	(9.2)	0.1	(9.1)
Accounts payable	(2.3)	(1.2)	(3.5)
Accrued compensation and benefits	(0.4)	—	(0.4)
Other liabilities	(0.4)	(1.2)	(1.6)
Customer liabilities and customer liabilities - related party	5.0	147.4	152.4
Net cash (used in) provided by operating activities	(22.9)	—	(22.9)
Investing activities
Purchases of property, equipment, and software	(23.2)	—	(23.2)
Proceeds from maturation of short-term investments	—	—	—
Net cash used in investing activities	(23.2)	—	(23.2)
Financing activities
Series A convertible preferred stock and warrant issuance, net of issuance costs	—	—	—
Exercise of vested stock options	—	—	—
Purchase of treasury stock	(1.2)	—	(1.2)
Shares withheld for taxes	(1.9)	—	(1.9)
Net cash (used in) provided by financing activities	(3.1)	—	(3.1)
Effect of exchange rate changes in cash	0.4	—	0.4
Net increase (decrease) in cash and cash equivalents	(48.8)	—	(48.8)
Cash and cash equivalents, at beginning of period	181.2	—	181.2
Cash and cash equivalents, at end of period	$132.4	$—	$132.4
7. Customer Liabilities
Customer liabilities include (i) accrued service costs (amounts due and accrued for cost reimbursements),
(ii) deferred customer billings (net operating fees invoiced or accrued and incentive fees collected that have not met all revenue recognition criteria), (iii) refund liabilities (amounts potentially due as a refund to the Company's customers on incentive fees) (iv) customer deposits (consisting primarily of net operating fees under the Company’s RCM contracts that are paid prior to the service period and amounts due as a refund to the Company's customers on incentive fees) and (v) Deferred Revenue (contract liabilities) (fixed or variable fees amortized to revenue over the

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

service period). Deferred customer billings are classified as current based on the customer contract end dates or other termination events that fall within twelve months of the balance sheet dates. Accrued service cost, refund liabilities and contract liabilities are classified as current or non-current based on the anticipated period in which the liabilities are expected to be settled or the revenue is expected to be recognized.
Customer liabilities consist of the following (in millions):

	June 30,	December 31,
	2017	2016
Deferred customer billings, current	$0.3	$68.2
Accrued service costs, current (1)	9.9	14.8
Customer deposits, current (1)	—	0.9
Refund liabilities, current	—	—
Deferred revenue (contract liabilities), current (1)	1.7	—
Current portion of customer liabilities	$11.9	$83.9
Deferred customer billings, non-current (2)	$—	$110.0
Refund liabilities, non-current	—	—
Customer deposits, non-current	—	—
Deferred revenue (contract liabilities), non-current (2)	8.8	1.0
Non current portion of customer liabilities	$8.8	$111.0
Total customer liabilities	$20.7	$194.9

(1) Includes $9.8 million and $1.1 million in current accrued service costs and deferred revenue respectively, for a related party that are included in the current portion of customer liabilities - related party in the accompanying consolidated balance sheets at June 30, 2017. Includes $13.2 million and $1.0 million in current accrued service costs and customer deposits, respectively, for a related party that are included in the current portion of customer liabilities - related party in the accompanying consolidated balance sheets at December 31, 2016.
(2) Includes $8.3 million in deferred revenue for a related party that are included in the non-current portion of customer liabilities - related party in the accompanying consolidated balance sheet at June 30, 2017. Includes $110.0 million in deferred customer billings for a related party that are included in the non-current portion of customer liabilities - related party in the accompanying consolidated balance sheets at December 31, 2016.
8. Stockholders’ Equity (Deficit)
Preferred Stock and Warrant
The Company has 5,000,000 shares of authorized preferred stock, each with a par value of $0.01. The preferred stock may be issued from time to time in one or more series. The board of directors of the Company ("Board") is authorized to determine the rights, preferences, privileges and restrictions of the Company’s authorized but unissued shares of preferred stock. On February 16, 2016, at the close of the Transaction, the Company issued to TCP-ASC ACHI Series LLLP, a limited liability limited partnership jointly owned by Ascension Health Alliance and investment funds affiliated with TowerBrook (the "Investor"): (i) 200,000 shares of its 8.00% Series A Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock" or "Preferred Stock"), for an aggregate price of $200 million and (ii) an exercisable warrant to acquire up to 60 million shares of its common stock with an exercise price of $3.50 per common share and a term of ten years. The Series A Preferred Stock is immediately convertible into shares of common stock. As of June 30, 2017 and December 31, 2016, the Company had 218,650 and 210,160 shares of preferred stock outstanding, respectively. See Note 12, 8% Series A Convertible Preferred Stock, for additional information.
Common Stock

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

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
Treasury Stock
On November 13, 2013, the Board authorized a repurchase of up to $50.0 million of the Company’s common stock in the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time at the sole discretion of the Board. Any repurchased shares will be available for use in connection with the Company’s stock plans and for other corporate purposes. The Company funds the repurchases from cash on hand. During the year ended December 31, 2016, the Company repurchased 158,557 shares of the Company stock for $0.4 million. During the three and six months ended June 30, 2017, 243,270 and 513,344 shares were repurchased for $0.6 million and $1.2 million, respectively. No shares have been retired. As of June 30, 2017 and December 31, 2016, the Company held in treasury 4,979,363 and 4,465,919 shares of repurchased stock, respectively.

In addition to the amounts above, $1.3 million was recorded as an increase to other accrued expenses and treasury stock as a result of the Company entering into agreements as of June 30, 2017 to repurchase 342,130 shares of Company stock held by certain former executive. Treasury stock also includes repurchases of Company stock related to employees’ tax withholding upon vesting of restricted shares as well as restricted shares that have been canceled or forfeited. See Note 9, Share-Based Compensation.
9. Share-Based Compensation
The share-based compensation expense relating to the Company’s stock options, restricted stock awards ("RSAs") and restricted stock units ("RSUs") for the three months ended June 30, 2017 and 2016 was $2.2 million and $13.6 million, respectively, with related tax benefits of approximately $0.8 million and $5.4 million, respectively. The share-based compensation expense relating to the Company’s stock options, RSAs and RSUs for the six months ended June 30, 2017 and 2016 was $5.8 million and $20.5 million, respectively, with related tax benefits of approximately $2.2 million and $8.1 million, respectively.

As of January 1, 2017, the Company adopted ASU 2016-09. The Company elected to change its accounting policy to account for forfeitures as they occur under the new standard. The change was applied on a modified retrospective basis with a cumulative effect adjustment recorded to increase accumulated deficit by $0.9 million, increase additional paid-in capital by $1.5 million and increase non-current deferred tax assets by $0.5 million as of January 1, 2017. Excess tax benefits and shortfalls for share-based payments are now included in operating activities rather than in financing activities. The changes have been applied prospectively in accordance with ASU 2016-09 and prior periods have not been adjusted.

Amendments related to accounting for excess tax benefits and shortfalls have been adopted prospectively, resulting in recognition of excess tax benefits and shortfalls in income tax expenses (benefit) rather than additional paid-in capital. For the three and six months ended June 30, 2017, the Company recognized $0.0 million and $0.9 million of income tax expense from shortfalls associated with vesting and exercises of equity awards.
Total share-based compensation costs that have been included in the Company’s consolidated statements of operations were as follows (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Share-Based Compensation Expense Allocation Details:
Cost of services	$1.0	$1.5	$2.1	$3.5
Selling, general and administrative	1.1	10.3	3.6	15.2
Other	0.1	1.8	0.1	1.8
Total share-based compensation expense (1)	$2.2	$13.6	$5.8	$20.5
(1) Includes $0.1 million in share-based compensation expense paid in cash during the three and six months ended June 30, 2016 respectively. In addition to the share-based compensation expense recorded above, $0.0 million and $0.3 million of share-based compensation expense was capitalized to deferred contract costs for the three and six months ended June 30, 2017, respectively. See Note 16, Deferred Contract Costs, for further discussion.
The Company uses the Black-Scholes option pricing model to estimate the fair value of its service-based options as of its grant date. The Company uses the Monte Carlo simulations to estimate the fair value of its RSAs with vesting based on market-based performance conditions as of their respective grant dates. Expected life is based on the market condition to which the vesting is tied.
The following table sets forth the significant assumptions used in the Black-Scholes option pricing model and the Monte Carlo simulations and the calculation of share-based compensation expense for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
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

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

Stock options
A summary of the options activity during the six months ended June 30, 2017 is shown below:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2016	20,418,607	$6.26
Granted	3,298,550	3.31
Exercised	(45,732)	2.36
Canceled/forfeited	(5,541,759)	9.67
Outstanding at June 30, 2017	18,129,666	4.70
Outstanding, vested and exercisable at June 30, 2017	5,639,643	$9.23
Outstanding, vested and exercisable at December 31, 2016	7,993,168	$11.34
On May 12, 2017, the Company offered certain employees and directors an opportunity to elect to exchange certain stock options for new options covering a fewer number of shares of common stock. Under this offer, the Company accepted for exchange 4,279,463 options. All surrendered options were canceled and the Company issued 1,728,795 new stock options in exchange for such tendered options. The exchange ratios were established with the intent not to generate incremental share-based compensation expense and were established just prior to commencement of the offer. The incremental compensation associated with the fluctuations in the Company’s common stock price between the date the exchange ratios were established and the commencement of the offer was insignificant.
Restricted stock awards
A summary of the restricted stock activity during the six months ended June 30, 2017 is shown below:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested at December 31, 2016	5,862,712	$3.01
Granted	—	—
Vested	(2,613,902)	3.52
Forfeited	(693,088)	1.18
Outstanding and unvested at June 30, 2017	2,555,722	$3.40
RSA vesting is based on the passage of time. The amount of share-based compensation expense is based on the fair value of the Company's common stock on the respective grant dates and is recognized ratably over the vesting period.

The Company's RSA agreements allow employees to surrender to the Company shares of common stock upon vesting of their RSAs in lieu of their payment of the required personal employment-related taxes. During the six months ended June 30, 2017 and 2016, employees delivered to the Company 713,753 and 887,660 shares of stock, respectively, which the Company recorded at a cost of approximately $1.8 million and $2.0 million, respectively. Shares surrendered for payment of personal employment-related taxes are held in treasury.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

Restricted stock units
A summary of the restricted stock activity during the three months ended June 30, 2017 is shown below:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested at December 31, 2016	1,346,774	$2.35
Granted	172,046	2.66
Vested	(155,535)	2.35
Forfeited	(173,250)	2.35
Outstanding and unvested at June 30, 2017	1,190,035	$2.39
The Company’s RSU agreements allow employees to receive shares of stock upon vesting of their RSUs.
The Company's RSU agreements allow employees to surrender to the Company shares of common stock upon vesting of their RSUs in lieu of their payment of the required personal employment-related taxes. During the six months ended June 30, 2017 and 2016, employees delivered to the Company 50,762 and no shares of stock, respectively, which the Company recorded at a cost of approximately $0.2 million and $0.0 million, respectively. Shares surrendered for payment of personal employment-related taxes are held in treasury.

10. Other

Other costs are comprised of reorganization-related and certain other costs. For the three months ended June 30, 2017 and 2016, the Company incurred $1.0 million and $8.7 million in other costs, respectively. For the six months ended June 30, 2017 and 2016, the Company incurred $1.2 million and $19.5 million in other costs, respectively.
Other costs consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Severance and employee benefits	$0.3	$2.8	$0.3	$2.8
Facility charges	—	—	—	0.7
Non-cash share based compensation	0.1	1.8	0.1	1.8
Reorganization-related	0.4	4.6	0.4	5.3
Transaction fees (1)	—	3.2	—	13.3
Transitioned employees restructuring expense (2)	0.6	0.9	0.8	0.9
Other	0.6	4.1	0.8	14.2
Total other	$1.0	$8.7	$1.2	$19.5

(1) Costs related to retention payments and legal fees paid in connection with the closing of the Transaction (see Note 12).

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

(2) As part of the transition of Ascension personnel to the Company in conjunction with the A&R MPSA, the Company has agreed to reimburse Ascension for certain severance and retention costs related to certain Ascension employees who will not be transitioned to the Company.

Reorganization-related

During the second and fourth quarters of 2016, the Company initiated a restructuring plan consisting of reductions in its workforce in order to align the size and composition of its workforce to its current client base, better position itself for already committed future growth, and enable the Company to more efficiently serve contracted demand.

The Company's reorganization activity was as follows (in millions):

	Severance and Employee Benefits	Facilities and Other Costs	Total
Reorganization liability at December 31, 2016	$1.6	$0.5	$2.1
Restructuring charges	0.4	—	0.4
Cash payments	(1.5)	(0.1)	(1.6)
Non-cash charges	(0.1)	$—	(0.1)
Reorganization liability at June 30, 2017	$0.4	$0.4	$0.8
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

The income tax benefit for the three and six months ended June 30, 2017 was lower than the amount derived by applying the federal statutory tax rate of 35% primarily due to discrete items recognized in the period. The income tax expense for the period ended June 30, 2016 was higher than the amount derived by applying the federal statutory tax rate of 35% primarily due to the impact of state taxes. The tax rate is also impacted by discrete items that may occur in any given period.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. U.S. federal income tax returns since 2011 are currently open for examination. State jurisdictions vary for open tax years. The statute of limitations for most states ranges from three to six years.

As of January 1, 2017, the Company adopted ASU 2016-09. The Company elected to change its accounting policy to account for forfeitures as they occur under the new standard. The change was applied on a modified retrospective basis with a cumulative effect adjustment recorded to increase non-current deferred tax assets by $0.5 million as of January 1, 2017. Excess tax benefits for share-based payments are now included in net cash used in operating activities rather than net cash used in financing activities. The changes have been applied prospectively in accordance with ASU 2016-09 and prior periods have not been adjusted.

Amendments related to accounting for excess tax benefits and shortfalls have been adopted prospectively, resulting in recognition of excess tax benefits and shortfalls as part of income tax expense rather than additional paid-in capital. For the three months ended June 30, 2017, the Company recognized $0.0 of income tax expense from shortfalls associated with vesting and exercises of equity awards.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

The Company wrote-off approximately $0.4 million and $3.0 million of deferred tax assets due to the expiration of shared-based awards and was recognized as discrete expense during the three months ended June 30, 2017 and as a reduction in additional paid-in capital for the three months ended June 30, 2016, respectively.

In the six month period ended June 30, 2017, the Company corrected the deferred tax asset balance associated with share-based compensation.  In 2015 and 2016 the Company incorrectly recorded excess share-based compensation of approximately $2.6 and $4.0 million.  This excess share-based compensation expense resulted in deferred tax assets of approximately $2.5 million being erroneously recorded in the consolidated balance sheet at December 31, 2016.    The Company has determined these amounts are immaterial to the quarterly and annual periods in 2015, 2016 and 2017.  In addition to correcting the deferred tax balance in the six month ended June 30, 2017 the reclassified approximately $6.6 million from additional paid-in-capital to accumulated deficit to correct for the excess share-based compensation expense recorded in 2015 and 2016.

At December 31, 2016, the Company had deferred tax assets of $169.9 million, of which $71.0 million related to net operating loss carryforwards. In conjunction with the adoption of ASU 2016-09 and Topic 606, a cumulative effect adjustment was recorded to increase deferred tax assets by $0.5 million for ASU 2016-09 and decrease deferred tax assets by $70.3 million for Topic 606 as of January 1, 2017. The majority of the Company's carryforwards were generated in 2013, 2014 and 2015 when the Company incurred substantial expenses related to the restatement. The Company expects its business growth contracted for under the Ascension A&R MPSA will be profitable and allow the Company to utilize its NOL carryforwards and other deferred tax assets. Accordingly, the Company believes that it is more likely than not that the remaining deferred tax assets will be realized. Should the Company not operationally execute as expected, and the growth in the Ascension business not be as profitable as expected, such realizability assessment may change.
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

Dividend Rights

The holders of the Preferred Stock are entitled to receive cumulative dividends January 1, April 1, July 1 and October 1 of each year (dividend payment dates), commencing on April 1, 2016, at a rate equal to 8% per annum (preferred dividend) multiplied by the liquidation preference per share, initially $1,000 per share adjusted for any unpaid cumulative preferred dividends. For the first seven years after issuance, the dividends on the Preferred Stock will be paid-in-kind. As of June 30, 2017, the Company had accrued dividends of $4.4 million associated with the Preferred Stock, which was paid in additional shares of Preferred Stock in July 2017.

Conversion Features

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

Each share of the Preferred Stock may be converted to common stock on any date at the option of the holder into the per share amount (as defined in the Certificate of Designations of the 8.00% Series A Convertible Preferred Stock (the "Series A COD")). Fractional shares resulting from any conversion will be rounded to the nearest whole share.

Redemption Rights

Since the redemption of the Preferred Stock is contingently or optionally redeemable and therefore not certain to occur, the Preferred Stock is not required to be classified as a liability under ASC 480, Distinguishing Liabilities from Equity. As the Preferred Stock is redeemable at the option of the holders upon a fundamental change (as defined in the Series A COD) and is redeemable in certain circumstances upon the occurrence of an event that is not solely within the Company's control, the Company has classified the Preferred Stock in mezzanine equity on the Consolidated Balance Sheets. In the event the Company believes that redemption of the Preferred Stock is probable, the Company would be required to accrete changes in the carrying value to the redemption value over the period until the expected redemption date.

Voting Rights

Each holder of the Preferred Stock is entitled to vote with the common stock on an as-converted basis, and has full voting rights and powers equal to the voting rights and powers of the holders of common stock.

The following summarizes the Preferred Stock activity for the six months ended June 30, 2017:

	Preferred Stock
	Shares Issued and Outstanding	Carrying Value
Balance at December 31, 2016	210,160	$171.6
Dividends paid/accrued dividends	8,490	8.7
Balance at June 30, 2017	218,650	$180.3

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
Diluted net income per share is calculated using the more dilutive of the if-converted or the two-class method. For the three and six months ended June 30, 2017 and 2016, the two-class method was more dilutive and was computed by adjusting the denominator used in the basic net income per share computation by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, shares issuable upon vesting of RSAs, RSUs and Preferred Stock.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

Basic and diluted net income (loss) per common share are calculated as follows (in millions, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic EPS:
Net income (loss)	$(6.7)	$(40.8)	$(15.0)	$126.6
Less dividends on preferred shares	(4.4)	(4.1)	(8.7)	(54.4)
Less income allocated to preferred shareholders	—	—	—	(27.8)
Net income (loss) available/(allocated) to common shareholders - basic	$(11.1)	$(44.9)	$(23.7)	$44.4
Diluted EPS:
Net income (loss)	(6.7)	(40.8)	(15.0)	126.6
Less dividends on preferred shares	(4.4)	(4.1)	(8.7)	(54.4)
Less income allocated to preferred shareholders	—	—	—	(27.6)
Net income (loss) available/(allocated) to common shareholders - diluted	$(11.1)	$(44.9)	$(23.7)	$44.6
Basic weighted-average common shares	102,467,078	99,414,066	101,918,797	98,851,934
Add: Effect of dilutive securities	—	—	—	1,099,460
Diluted weighted average common shares	102,467,078	99,414,066	101,918,797	99,951,394
Net income (loss) per common share (basic)	$(0.11)	$(0.45)	$(0.23)	$0.45
Net income (loss) per common share (diluted)	$(0.11)	$(0.45)	$(0.23)	$0.45
Because of their anti-dilutive effect, 21,875,423 and 19,584,438 common share equivalents comprised of stock options, RSAs and RSUs have been excluded from the diluted earnings per share calculation for the three months ended June 30, 2017 and 2016. Additionally, the Investor's exercisable warrant to acquire up to 60 million shares of the Company's common stock has been excluded from the diluted earnings per share calculation because it is anti-dilutive.
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

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

On July 22, 2014, the Company was named as a defendant in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Michigan (Anger v. Accretive Health, Inc.). The primary allegations are that the Company attempted to collect debts without providing the notice required by the Fair Debt Collection Practices Act and Michigan Fair Debt Collection Practices Act and failed to abide by the terms of an agreed payment plan in violation of those same statutes. On August 27, 2015, the Court granted in part and denied in part the Company’s motion to dismiss. An amended complaint was filed on November 30, 2015. Discovery is underway, but on July 15, 2016, the court postponed all deadlines in the case as the parties attempt to finalize a confidential agreement in principle to settle the case. On February 23, 2017, the parties reached a settlement in principle and have filed the proposed class action settlement with the Court, which will now conduct a Class Action Fairness Act (CAFA) hearing on whether to approve of the settlement. Members of the putative class have been notified of the settlement and are given an opportunity to object or opt-out of the settlement between now and the CAFA hearing on October 4, 2017. If the settlement is approved, the Company will pay a total of $1.3 million to a settlement fund to assist members of the class pay off healthcare debt, to pay for class notice and administration, to pay $15,000 to each of the named class representatives and depending upon Court approval, to reimburse plaintiff’s attorneys’ fees. If the settlement is not approved, the Company believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
In April 2015, the Company was named among other defendants in an employment action brought by a former employee before the Maine Human Rights Commission ("MHRC"), alleging that she was improperly terminated in retaliation for uncovering alleged Medicare fraud.  The Company filed its response with the MHRC on May 19, 2015 seeking that the Company be dismissed entirely from the action.  On June 23, 2015, the MHRC issued its Notice of Right to Sue and decision to terminate its process with respect to all charges asserted by the former employee. The Plaintiff has filed a parallel qui tam action in the District of Maine (Worthy v. Eastern Maine Healthcare Systems) in which she makes the same allegations.  The U.S. Department of Justice declined to intervene in the federal court action, and the case was unsealed in April 2015. The Company and other defendants filed motions to dismiss the Third Amended Complaint on March 21, 2016. Those motions were granted with respect to the retaliation claims, but denied with respect to the False Claims Act claims by the federal district court in January 2017. The parties mediated the case before the Magistrate Judge on July 24, 2017 and reached an agreement in principle pending the successful resolution of an additional contingency. The Company does not expect the settlement, if finalized, to have a material impact to its consolidated financial statements.
In May 2016, the Company was served with a False Claims Act case brought by a former emergency department service associate who worked at a hospital of one of the Company’s customers, MedStar Inc.’s Washington Hospital Center (“WHC”), along with WHC and three other hospitals that were PAS clients and a place holder, John Doe hospital, representing all PAS clients (USA ex rel. Graziosi vs. Accretive Health, Inc. et. al.).  The Second Amended Complaint, which seeks monetary damages, alleges that the Company’s PAS business violates the federal False Claims Act. The case was originally filed under seal in 2013 in the federal district court in Chicago, was presented to the U.S. Attorney in Chicago twice, and the U.S. Attorneys declined to intervene. The Company filed a motion to dismiss the Second Amended Complaint on July 29, 2016. On March 22, 2017, the district court dismissed all claims against all hospital defendants other than Medstar Inc.’s WHC, and dismissed all claims related to TriCare-related episodes of care. The parties are currently engaged in an initial discovery phase in which plaintiff has sought broad discovery and brought a motion to compel discovery relating to the defendants that have been dismissed. The Company believes that it has meritorious defenses to this motion to compel and all claims in the case, and intends to vigorously defend itself against these claims. The outcome is not presently determinable.

15. Related Party Transactions
As a result of the closing of the Transaction on February 16, 2016 and Ascension's ownership interest in the Investor, Ascension became a related party to the Company. See Note 12, 8% Series A Convertible Preferred Stock, for additional information.
The Company provides RCM and PAS services to Ascension. The execution of the A&R MPSA, as discussed in Note 1, Description of the Business, was a contractual settlement agreement of the prior Master

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

Professional Services Agreement between the Company and Ascension. Therefore, the Company recorded revenue of $0.0 million and $343.4 million in connection with these services for both the three and six months ended June 30, 2016. For the three and six months ended June 30, 2017, the Company recorded revenue of $87.7 and $163.1 million from services provided to Ascension, respectively.
At June 30, 2017, the Company had $10.9 million in current portion of customer liabilities for a related party, consisting of $9.8 million in current accrued service costs and $1.1 million in current deferred revenue. The Company had $8.3 million in non-current portion of customer liabilities for a related party related to non-current deferred revenue as of June 30, 2017. At December 31, 2016, the Company had $14.2 million in current portion of customer liabilities for a related party, consisting of $13.2 million in current accrued service costs and $1.0 million in current customer deposits. The Company had $110.0 million in non-current portion of customer liabilities for a related party related to deferred customer billings as of December 31, 2016. At June 30, 2017 and December 31, 2016, the Company had $16.3 million and $1.8 million in accounts receivable with Ascension, respectively.
As part of the transition of Ascension personnel to the Company in conjunction with the A&R MPSA, the Company has agreed to reimburse Ascension for certain severance and retention costs related to certain Ascension employees who will not be transitioned to the Company.  As of June 30, 2017 and December 31, 2016, the Company had $1.0 million and $1.7 million in accrued compensation and benefits related to these costs, respectively.
As Ascension is the Company's largest customer, a significant percentage of the Company's cost of services is associated with providing services to Ascension. However, due to the nature of the Company's shared services and information technology operations, it is impractical to assign the dollar amount associated with services provided to Ascension.
16. Deferred Contract Costs
One-time, non-recurring costs associated with the initial phases of the Ascension A&R MPSA and with the transition of additional Ascension hospitals are deferred. These fulfillment costs relate directly to the Company’s responsibilities under the A&R MPSA, generate or enhance resources of the Company that will be used in satisfying its performance obligations under the A&R MPSA in the future, and are expected to be recovered through the margins realized under the A&R MPSA. At June 30, 2017, the Company had $9.1 million in total deferred contract costs and $4.8 million at December 31, 2016.

Of the $9.1 million in deferred eligible costs, $1.1 million is included in prepaid expenses and other current assets and $8 million is included in other assets in the accompanying consolidated balance sheets. As of December 31, 2016, deferred eligible costs were included in the other current assets in the accompanying consolidated balance sheets.
The associated assets are amortized as services are transferred to the customer over the remaining life of the contract. For the three and six months ended June 30, 2017, total amortization was $0.3 million and $0.4 million, respectively, and there were no associated impairment losses. For the three and six months ended June 30, 2016, $4.6 million amounts had been capitalized and no amounts had been amortized.
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

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

Hospital systems affiliated with Ascension have accounted for a significant portion of the Company’s net services revenue each year since the Company’s formation. For the three months ended June 30, 2017 and 2016, net services revenue from hospitals affiliated with Ascension accounted for 88% and 0% of the Company's total net services revenue, respectively. For the six months ended June 30, 2017 and 2016, net services revenue from hospitals affiliated with Ascension accounted for 88% and 95% of the Company's total net services revenue, respectively. The loss of customers within the Ascension health system would have a material adverse impact on the Company’s operations.
As of June 30, 2017 and 2016, the Company had a concentration of credit risk with hospitals affiliated with Ascension accounting for 69% and 10% of accounts receivable, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to “R1,” “the Company,” “we,” “our,” and “us” mean R1 RCM Inc., and its subsidiaries.
The following discussion and analysis is an integral part of understanding our financial results and is provided as an addition to, and should be read in connection with, our consolidated financial statements and the accompanying notes. Also refer to Note 1 of our consolidated financial statements.
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
CONSOLIDATED RESULTS OF OPERATIONS
The following table provides consolidated operating results and other operating data for the periods indicated:

	Three Months Ended June 30,		2017 vs. 2016 Change		Six Months Ended June 30, 2017		2017 vs. 2016 Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(In millions except percentages)
Consolidated Statement of Operations Data:
RCM services: net operating fees	$80.1	$2.6	$77.5	n.m.	150.8	251.3	$(100.5)	(40.0)%
RCM services: incentive fees	7.1	—	7.1	n.m.	12.7	98.0	(85.3)	(87.0)%
RCM services: other	4.1	2.1	2.0	95.2%	7.0	4.5	2.5	55.6%
Other service fees	8.1	4.0	4.1	102.5%	15.8	7.1	8.7	122.5%
Total net services revenue	99.4	8.7	90.7	n.m.	186.3	360.9	(174.6)	(48.4)%
Operating expenses:
Cost of services	96.4	45.1	51.3	113.7%	177.3	90.2	87.1	96.6%
Selling, general and administrative	12.2	24.6	(12.4)	(50.4)%	26.5	42.2	(15.7)	(37.2)%
Other	1.0	8.7	(7.7)	(88.5)%	1.2	19.5	(18.3)	(93.8)%
Total operating expenses	109.6	78.4	31.2	39.8%	205.0	151.9	53.1	35.0%
Income (loss) from operations	(10.2)	(69.7)	59.5	(85.4)%	(18.7)	209.0	(227.7)	(108.9)%
Net interest income	—	—	—	—%	0.1	0.1	—	—%
Net income (loss) before income tax provision	(10.2)	(69.7)	59.5	(85.4)%	(18.6)	209.1	(227.7)	(108.9)%
Income tax provision (benefit)	(3.5)	(28.9)	25.4	(87.9)%	(3.6)	82.5	(86.1)	(104.4)%
Net income (loss)	$(6.7)	$(40.8)	$34.1	(83.6)%	(15.0)	126.6	$(141.6)	(111.8)%
n.m. - not meaningful
Use of Non-GAAP Financial Information

As of January 1, 2017, the Company adopted Topic 606, Revenue from Contracts with Customers (“Topic 606”) and thus for the three and six months ended June 30, 2017, the Company followed the guidance under Topic 606. Under the newly adopted guidance, revenue is measured based on consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a service to a customer, which is typically over the contract term. Estimates of variable consideration are included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once the uncertainty is resolved.
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
We understand that, although non-GAAP measures are frequently used by investors, securities analysts, and others in their evaluation of companies, these measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•
 Gross and net cash generated from customer contracting activities include invoiced or accrued net operating fees, and collected incentive fees which may be subject to adjustment or concession prior to the end of a contract or "other contractual agreement event";

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

	Three Months Ended June 30,		2017 vs. 2016 Change		Six Months Ended June 30, 2017		2017 vs. 2016 Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(In millions except percentages)
RCM services: net operating fees	$80.1	$2.6	$77.5	n.m.	150.8	251.3	$(100.5)	(40.0)%
RCM services: incentive fees	7.1	—	7.1	n.m.	12.7	98.0	(85.3)	(87.0)%
RCM services: other	4.1	2.1	2.0	95.2%	7.0	4.5	2.5	55.6%
Other services fees	8.1	4.0	4.1	102.5%	15.8	7.1	8.7	122.5%
Net services revenue	99.4	8.7	90.7	n.m.	186.3	360.9	(174.6)	(48.4)%
Change in deferred customer billings (non-GAAP) (1)	n.a.	29.6	n.m.	n.m.	n.a.	(281.8)	n.m.	n.m.
Gross cash generated from customer contracting activities (non-GAAP)	n.a.	$38.3	n.m.	n.m.	n.a.	79.1	n.m.	n.m.
n.m. - not meaningful
n.a. - Due to the adoption of Topic 606 as of January 1, 2017, the non-GAAP measure of gross cash generated from customer contracting activities, that was utilized by the Company in 2016, is not applicable for 2017. Gross cash generated from customer contracting activities has been provided for the three and six months ended June 30, 2016 as it is the most comparable metric to net services revenue for the three and six months ended June 30, 2017.

(1)
Deferred customer billings include the portion of both (i) invoiced or accrued net operating fees and (ii) cash collections on incentive fees, in each case, that have not met our revenue recognition criteria. Deferred customer billings are included in the detail of our customer liabilities account in the consolidated balance sheet. Deferred customer billings are reduced by revenue recognized when revenue recognition occurs. Change in deferred customer billings represents the net change in the cumulative net operating fees and incentive fees that have not met revenue recognition criteria under Topic 605.

The following table represents a reconciliation of adjusted EBITDA and net cash generated from customer contracting activities to net income (loss), the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended June 30,		2017 vs. 2016 Change		Six Months Ended June 30, 2017		2017 vs. 2016 Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(In millions except percentages)
Net income (loss)	(6.7)	(40.8)	$34.1	(83.6)%	(15.0)	126.6	$(141.6)	(111.8)%
Net interest income	—	—	—	—%	$(0.1)	0.1	(0.2)	(200.0)%
Income tax provision (benefit)	(3.5)	(28.9)	25.4	(87.9)%	(3.6)	82.5	(86.1)	(104.4)%
Depreciation and amortization expense	3.8	2.4	1.4	58.3%	7.0	4.6	2.4	52.2%
Share-based compensation expense (1)	2.2	11.8	(9.6)	(81.4)%	5.8	18.7	(12.9)	(69.0)%
Other (2)	1.0	8.7	(7.7)	(88.5)%	1.2	19.5	(18.3)	(93.8)%
Adjusted EBITDA (non-GAAP)	(3.3)	(46.8)	43.5	(92.9)%	(4.7)	251.8	(256.5)	(101.9)%
Change in deferred customer billings (non-GAAP) (3)	n.a.	29.6	n.m.	n.m.	n.a.	(281.8)	n.m.	n.m.
Net cash generated from customer contracting activities	n.a	$(17.4)	n.m.	n.m.	n.a	$(30.0)	n.m.	n.m.
n.m. - not meaningful
na - Due to the adoption of Topic 606 as of January 1, 2017, the non-GAAP measure of gross cash generated from customer contracting activities, that was utilized by the Company in 2016, is not applicable for 2017. Net cash generated from customer contracting activities has been provided for the three and six months ended June 30, 2016 as it is the most comparable metric to adjusted EBITDA for the three and six months ended June 30, 2017.

Due to rounding, numbers presented in this table may not add up precisely to the totals provided.

(1)
Share-based compensation expense represents the expense associated with stock options, restricted stock units and restricted stock awards granted, as reflected in our Consolidated Statements of Operations and Comprehensive I

ncome (Loss). See Note 9, Share-Based Compensation, to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the detail of the amounts of share-based compensation expense.

(2)	Other costs consist of the following (in million):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Severance and employee benefits	$0.3	$2.8	$0.4	$2.8
Facility charges	—	—	—	0.7
Non-cash share based compensation	0.1	1.8		1.8
Reorganization-related	0.4	4.6	0.4	5.3
Transaction fees	—	3.2	—	13.3
Transitioned employees restructuring expense	0.6	0.9	0.8	0.9
Other	0.6	4.1	0.8	14.2
Total other	$1.0	$8.7	$1.2	$19.5

(3)
Deferred customer billings include the portion of both (i) invoiced or accrued net operating fees and (ii) cash collections on incentive fees, in each case, that have not met our revenue recognition criteria. Deferred customer billings are included in the detail of our customer liabilities account in the consolidated balance sheet. Deferred customer billings are reduced by revenue recognized when revenue recognition occurs. Change in deferred customer billings represents the net change in the cumulative net operating fees and incentive fees that have not met revenue recognition criteria.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Revenue
Revenue increased by $90.7 million from $8.7 million for the three months ended June 30, 2016 to $99.4 million for three months ended June 30, 2017. As noted above, the Company adopted new guidance on revenue recognition as of January 1, 2017. For the quarter ended June 30, 2016, revenue was recognized when all the criteria for revenue recognition was met, which was generally upon contract renewal, termination or other contractual agreement. For the quarter ended June 30, 2017, we recognize revenue when a performance obligation is satisfied by transferring control over a service to a customer, which is typically over the contact term. See Note 6, Revenue Recognition, for further explanation of the Company’s revenue recognition policy related to periods starting on or after January 1, 2017. Additionally, subsequent to the second quarter of 2016, we began providing services to new Ascension hospitals under the A&R MPSA that we were not previously servicing,
Net Services Revenue (2017) (GAAP) compared to Gross Cash Generated from Customer Contracting Activities (2016) (non-GAAP)

Due to the adoption of Topic 606 as of January 1, 2017, the non-GAAP measure of gross cash generated from customer contracting activities, that was utilized by the Company in 2016, is not applicable for 2017. However, we have provided a year-over-year comparison of net services revenue to gross cash generated from customer contracting activities as gross cash generated from customer contracting activities for the three months ended June 30, 2016 is the most comparable metric to net services revenue for the three months ended June 30, 2017.

Net services revenue as compared to gross cash generated from customer contracting activities increased by $61.1 million, or 159.8%, from $38.3 million for the three months ended June 30, 2016, to $99.4 million for the three months ended June 30, 2017. The increase was primarily driven by the movement toward fixed fee contracts and the transition to the A&R MPSA, which has resulted in a change in classification of costs from an offset to net operating fees to cost of services due to on-boarding of employees. Subsequent to the second quarter of

2016, we began providing services to new Ascension hospitals under the A&R MPSA that we were not previously servicing. These two factors resulted in an increase of $55.7 million in revenue. In addition, other service fees increased by $4.1 million primarily due to revenue being recognized in conjunction with the execution of PAS supplements for Ascension affiliates, which were executed during the six months ended June 30, 2017, as well as volume increases for non-Ascension PAS customers.

Gross cash generated from customer contracting activities is a non-GAAP measure. Please see "Selected Consolidated Financial Data - Selected Non-GAAP Measures" for an explanation of how we calculate and use gross cash generated from customer contracting activities and for its reconciliation to revenue, the most comparable GAAP measure.
Cost of Services
Cost of services increased by $51.3 million, or 113.7%, from $45.1 million for the three months ended June 30, 2016, to $96.4 million for the three months ended June 30, 2017. The increase in costs was primarily due to the transition to the A&R MPSA, which led to an increase in cost of services. of the increase due to transition is a result of change in classification of costs from an offset to net operating fees to cost of services due to on-boarding of employees (discussed above) and an increase in shared service costs driven by increased volume. In addition, the increase in costs was also driven by costs associated with providing services to new Ascension hospitals under the A&R MPSA that we were not previously servicing. These two factors resulted in an increase in costs of $48.6 million. In addition, the increase in PAS volume increases resulted in a $2.6 million increase in cost of services.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $12.4 million, or 50.4%, from $24.6 million for the three months ended June 30, 2016 to $12.2 million for the three months ended June 30, 2017. This decrease was driven by reduction in severance costs of $3.0 million and $3.7 million in stock compensation expense due to accelerated vesting of share-based awards due to the termination of executive officers during the three months ended June 30, 2016, which did not occur in 2017. In addition, stock compensation expense declined in 2017 due to the vesting of awards.
Other Costs
Other costs decreased by $7.7 million, from $8.7 million, or 88.5%, for the three months ended June 30, 2016, to $1.0 million for the three months ended June 30, 2017.  The decrease was primarily attributable to $3.2 million in incentive payments and professional fees costs related to the closing of the Transaction with Ascension Health Alliance and TowerBrook on February 16, 2016 and $4.6 million in reorganization related costs during the three months ended June 30, 2016.
Income Taxes
Income tax benefit decreased by $25.4 million from $28.9 million for the three months ended June 30, 2016 to $3.5 million for the three months ended June 30, 2017, primarily due to a decrease in pretax loss. Our effective tax rate was approximately 34% and 41% for the three months ended June 30, 2017 and 2016, respectively. Our tax rate is affected by discrete items that may occur in any given year, but not consistent from year to year. Our rate for the three months ended June 30, 2017 was impacted by the write-off of deferred tax assets related to stock based compensation and the impacts of the adoption of ASU 2016-09.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Revenue
Revenue decreased by $174.6 million, or 48.4%, from $360.9 million for the six months ended June 30, 2016 to $186.3 million for six months ended June 30, 2017. As noted above, the Company adopted new guidance on revenue recognition as of January 1, 2017. For the six months ended June 30, 2016, revenue was recognized when all the criteria for revenue recognition was met, which was generally upon contract renewal, termination or other contractual agreement. For the six months ended June 30, 2016, $343.4 million in revenue was recognized due to a contractual agreement event related to Ascension. A significant portion of this revenue related to services prior to the period of revenue recognition. For the six months ended June 30, 2017, we recognize revenue when a performance obligation is satisfied by transferring control over a service to a customer, which is typically over the contact term. The amount recognized in 2016 associated with the contractual termination event was partially offset by services provided to new Ascension hospitals under the A&R MPSA that we were not previously servicing.
See Note 6, Revenue Recognition, for further explanation of the Company’s revenue recognition policy related to periods starting on or after January 1, 2017.
Net Services Revenue (2017) (GAAP) compared to Gross Cash Generated from Customer Contracting Activities (2016) (non-GAAP)

Due to the adoption of Topic 606 as of January 1, 2017, the non-GAAP measure of gross cash generated from customer contracting activities, that was utilized by the Company in 2016, is not applicable for 2017. However, we have provided a year-over-year comparison of net services revenue to gross cash generated from customer contracting activities as gross cash generated from customer contracting activities for the six months ended June 30, 2016 is the most comparable metric to net services revenue for the six months ended June 30, 2017.

Net services revenue as compared to gross cash generated from customer contracting activities increased by $107.3 million or 135.5%, from $79.1 million for the six months ended June 30, 2016, to $186.3 million for the six months ended June 30, 2017. The increase was driven by an increase in comparable revenue resulting from the movement toward fixed fee contracts and the transition to the A&R MPSA, which has resulted in a change in classification of costs from an offset to net operating fees to cost of services due to on-boarding of employees. Subsequent to the second quarter of 2016, we began providing services to new Ascension hospitals under the A&R MPSA that we were not previously servicing. These two factors resulted in an increase of $102.5 million in revenue. In addition, other service fees increased by $8.9 million primarily due to revenue being recognized in conjunction with the execution of PAS supplements for Ascension affiliates which were executed during the six months ended June 30, 2017 as well as volume increases for Non-Ascension PAS customers.

Gross cash generated from customer contracting activities is a non-GAAP measure. Please see "Selected Consolidated Financial Data - Selected Non-GAAP Measures" for an explanation of how we calculate and use gross cash generated from customer contracting activities and for its reconciliation to revenue, the most comparable GAAP measure.
Cost of Services
Cost of services increased by $87.1 million, or 96.6%, from $90.2 million for the six months ended June 30, 2016, to $177.3 million for the six months ended June 30, 2017. The increase in costs was primarily due to the transition to the A&R MPSA, which led to an increase in cost of services. The increase due to the transition is a result of a change in classification of costs from an offset to net operating fees to cost of services due to on-boarding of employees (discussed above) and an increase in shared service costs driven by increased volume. In addition, the increase in costs was also driven by costs associated with providing services to new Ascension hospitals under the A&R MPSA that we were not previously servicing. These two factors resulted in an increase in costs of $83.8 million.
In addition, PAS volume increases resulted in a $4.8 million increase in cost of services.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $15.7 million, or 37.2%, from $42.2 million for the six months ended June 30, 2016 to $26.5 million for the six months ended June 30, 2017. This decrease was primarily due to incurring severance costs of $3.0 million and $3.7 million in stock compensation expense due to accelerated vesting of share-based awards due to the termination of executive officers in 2016. In addition, stock compensation expense declined in 2017 due to the vesting of awards. The decrease was also driven by restructuring plans which led to structural cost savings in 2017.
Other Costs
Other costs decreased by $18.3 million, or 93.8% from $19.5 million for the six months ended June 30, 2016, to $1.2 million for the six months ended June 30, 2017. The decrease was primarily attributable to $13.3 million in costs related to the closing of the Transaction with Ascension Health Alliance and TowerBrook on February 16, 2016 and $5.3 million in reorganization related costs during the six months ended June 30, 2016.
Income Taxes
Income tax provision decreased by $86.1 million from $82.5 million income tax provision for the six months ended June 30, 2016 to $3.6 million income tax benefit for the six months ended June 30, 2017, primarily due to a decrease in pretax income. Our effective tax rate was approximately 19% and 39% for the six months ended June 30, 2017 and 2016. Our tax rate is affected by discrete items that may occur in any given year, but not consistent from year to year. Our rate for the six months ended June 30, 2017 was impacted by the write-off of deferred tax assets related to stock based compensation and the impacts of the adoption of ASU 2016-09.
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
NEW ACCOUNTING PRONOUNCEMENTS
For additional information regarding new accounting guidance, see Note 2, Recent Accounting Pronouncements, to our consolidated financial statements included in this Quarterly Report on Form 10-Q, which provides a summary of our recently adopted accounting standards and disclosures.
Liquidity and Capital Resources
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended June 30,
	2017	2016
	(In millions)
Net cash (used in) provided by operating activities	$(22.9)	$(52.5)
Net cash used in investing activities	(23.2)	(6.1)
Net cash (used in) provided by financing activities	(3.1)	176.8
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Operating Activities
Cash used in operating activities decreased by $29.6 million, from cash used of $52.5 million for the six months ended June 30, 2016, to cash used of $22.9 million for the six months ended June 30, 2017. The decrease resulted from stronger operating performance as evidenced by the improvement in adjusted EBITDA for the six months ended June 30, 2017 as compared to net cash generated for the six months ended June 30, 2016.
Investing Activities
Cash used in investing activities increased by $17.1 million from $6.1 million for the six months ended June 30, 2016, to $23.2 million for the six months ended June 30, 2017. Cash used in investing activities increased primarily due to an increase in purchases of computer hardware and software and spending on expanding our India operations.
Financing Activities
Cash provided by financing activities decreased by $179.9 million from cash provided by financing activities of $176.8 million for the six months ended June 30, 2016 to cash used in financing activities of $3.1 million for the six months ended June 30, 2017. This change is primarily due to the investment of $200 million by the Investor in connection with the Transaction offset by transaction costs of $21.3 million during the three months ended March 31, 2016.
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
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee because a portion of our operating expenses are incurred by our subsidiary in India and are denominated in Indian rupees. However, we do not generate any revenues outside of the United States. For the six months ended June 30, 2017 and 2016, 16% and 8%, respectively, of our expenses were denominated in Indian rupees and as of June 30, 2017 and 2016, we had net assets of $19.5 million and $14.2 million in India, respectively. As of June 30, 2017, the reduction in earnings from a 10% change in U.S. dollar/Indian Rupee foreign currency spot rates would be $1.9 and $1.3 at June 30, 2017 and 2016, respectively.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting since our 2016 Form 10-K for the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

Other than as described below, we are presently not a party to any material litigation or regulatory proceeding and are not aware of any pending or threatened litigation or regulatory proceeding against us which, individually or in the aggregate, could have a material adverse effect on our business, operating results, financial condition or cash flows.

On July 22, 2014, we were named as a defendant in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Michigan (Anger v. Accretive Health, Inc.). The primary allegations are that we attempted to collect debts without providing the notice required by the FDCPA and Michigan Fair Debt Collection Practices Act and failed to abide by the terms of an agreed payment plan in violation of those same statutes. On August 27, 2015, the Court granted in part and denied in part our motion to dismiss. An amended complaint was filed on November 30, 2015. Discovery is underway, but on July 15, 2016, the court postponed all deadlines in the case as the parties attempt to finalize a confidential agreement in principle to settle the case. On February 23, 2017, the parties reached a settlement in principle and have filed the proposed class action settlement with the Court, which will now conduct a Class Action Fairness Act (CAFA) hearing on whether to approve of the settlement. Members of the putative class have been notified of the settlement and are given an opportunity to object or opt-out of the settlement between now and the CAFA hearing on October 4, 2017. If the settlement is approved, we will pay a total of $1.3 million to a settlement fund to assist members of the class pay off healthcare debt, to pay for class notice and administration, to pay $15,000 to each of the named class representatives and depending upon Court approval, to reimburse plaintiff’s attorneys’ fees. If the settlement is not approved, we believe that we have meritorious defenses and intend to vigorously defend ourself against these claims.

In April 2015, we were named among other defendants in an employment action brought by a former employee before the Maine Human Rights Commission, or the MHRC, alleging that she was improperly terminated in retaliation for uncovering alleged Medicare fraud.  We filed our response with the MHRC on May 19, 2015 seeking that we be dismissed entirely from the action.  On June 23, 2015, the MHRC issued its Notice of Right to Sue and decision to terminate its process with respect to all charges asserted by the former employee. The Plaintiff has filed a parallel qui tam action in the District of Maine (Worthy v. Eastern Maine Healthcare Systems) in which she makes the same allegations.  The U.S. Department of Justice declined to intervene in the federal court action, and the case was unsealed in April 2015. The Company and other defendants filed motions to dismiss the Third Amended Complaint on March 21, 2016. Those motions were granted with respect to the retaliation claims, but denied with respect to the other claims by the federal district court on January 18, 2017. The parties mediated the case before the Magistrate Judge on July 24, 2017 and reached an agreement in principle pending the successful resolution of an additional contingency. We do not expect the settlement, if finalized, to have a material impact to our consolidated financial statements.

In May 2016, we were served with a False Claims Act case brought by a former emergency department service associate who worked at a hospital of one of our customers, MedStar Inc.’s Washington Hospital Center (“WHC”), along with WHC and three other hospitals that were PAS clients and a place holder, John Doe hospital, representing all PAS clients (USA ex rel. Graziosi vs. Accretive Health, Inc. et. al.).  The Second Amended Complaint, which seeks monetary damages, alleges that our PAS business violates the federal False Claims Act. The case was originally filed under seal in 2013 in the federal district court in Chicago, was presented to the U.S. Attorney in Chicago twice, and the U.S. Attorneys declined to intervene. We filed a motion to dismiss the Second Amended Complaint on July 29, 2016. On March 22, 2017, the district court dismissed all claims against all hospital defendants other than Medstar Inc.’s WHC, and dismissed all claims related to TriCare-related episodes of care. The parties are currently engaged in an initial discovery phase in which plaintiff has sought broad discovery and brought a motion to compel discovery relating to the defendants that have been dismissed. The Company believes that it has meritorious defenses to this motion to compel and all claims in the case, and intends to vigorously defend itself against these claims. The outcome is not presently determinable.

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
Unregistered Sale of Equity Securities
For the period of April 1, 2017 through June 30, 2017, we granted options to purchase an aggregate of 2,217,736 shares of our common stock with the below exercise prices per share and granted 42,698 restricted stock units. We did not issue any restricted stock awards during the three months ended June 30, 2017 to employees and directors pursuant to our Amended and Restated 2010 Stock Incentive Plan and/or in reliance upon the exemption from the registration requirements of the Securities Act of 1933 ("Securities Act") provided by Section 4(a)(2) of the Securities Act as sales by an issuer not involving any public offering, as set forth in the tables below. No underwriters were involved in the foregoing transactions. All of such unregistered shares of common stock are deemed restricted securities for purposes of the Securities Act. No such options have been exercised.

The following table sets forth the dates on which such options were granted and the number of shares of common stock subject to such options, the exercise price and the number of employees and directors granted options on each date from April 1, 2017 through June 30, 2017:

Date of Grant	Common Stock Subject to Options Granted	Exercise Price	Number of Employees and Directors Granted Options
4/3/2017	24,528	$3.08	2
4/4/2017	179,046	$3.10	8
5/2/2017	53,512	$3.96	10
6/12/2017	1,728,795	$3.85	95
6/30/2017	231,855	$3.75	1

The following table sets forth the dates on which restricted stock units were granted and the number of shares of restricted stock units and the number of employees and directors granted restricted stock units on each date from April 1, 2017 through June 30, 2017:

Date of Grant	Common Stock Subject to Options Granted	Number of Employees and Directors Granted Options
4/4/2017	17,906	6
5/2/2017	24,792	10

Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated (in millions, except share and per share data):

Period	Number of Shares Purchased (1)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (in millions) (2)
April 1, 2017 through April 30, 2017	163,716	$2.63	—	$49.0
May 1, 2017 through May 31, 2017	196,069	$2.78	—	$49.0
June 1, 2017 through June 30, 2017	3,795	$3.75	—	$49.0

(1)
Amounts include stock repurchased under our repurchase program (see discussion below), strategic repurchases and repurchases of our stock related to employees’ tax withholding upon vesting of 67,716, 55,058 and 3,795 RSAs for the month ended April 30, 2017, May 31, 2017 and June 30, 2017. See Note 9, Share-Based Compensation, to our consolidated financial statements included in this Annual Report on Form 10-Q.

(2)
On November 13, 2013, the Board authorized, subject to the completion of the Restatement, the repurchase of up to $50.0 million of our common stock from time to time in the open market or in privately negotiated transactions, or the 2013 Repurchase Program. The timing and amount of any shares repurchased under the 2013 Repurchase Program will be determined by our management based on its evaluation of market conditions and other factors. The 2013 Repurchase Program may be suspended or discontinued at any time. See Note 8, Stockholders' Equity, to our consolidated financial statements included in this Annual Report on Form 10-Q.

(3)	Average price paid per share of common stock repurchased under the 2013 Repurchase Program is the execution price, including commissions paid to brokers.

Item 3.	Defaults upon Senior Securities
None

Item 4.	Mine Safety Disclosure
None

Item 5.	Other Information
None

Item 6.	Exhibits

The following are filed or incorporated by reference as a part of this Quarterly Report on Form 10-Q:

(a)

Exhibit Number	Exhibit Description
10.1+	Amendment No. 1 to the Amended and Restated Master Professional Services Agreement by and between the Company and Ascension Health, dated May 4, 2017
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Document
101.PRE	XBRL Presentation Linkbase Document
+ Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the U.S. Securities and Exchange Commission.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R1 RCM INC.

By:	/s/ Joseph Flanagan
Joseph Flanagan
President and Chief Executive Officer

By:	/s/ Christopher Ricaurte
Christopher Ricaurte
Chief Financial Officer and Treasurer
Date: August 2, 2017