Form 10-Q
period 2017-09-30
R1 RCM INC.
filed 2017-10-31
CIK 1472595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of October 28, 2017, the registrant had 104,515,603 shares of common stock, par value $0.01 per share, outstanding.

R1 RCM Inc.
Consolidated Balance Sheets
(In millions, except per share data)

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$142.8	$181.2
Accounts receivable, net	7.7	4.0
Accounts receivable, net - related party	18.0	1.8
Prepaid income taxes	0.9	3.8
Prepaid expenses and other current assets	16.1	13.8
Total current assets	185.5	204.6
Property, equipment and software, net	50.2	32.8
Non-current deferred tax assets	105.8	169.9
Restricted cash equivalents	1.5	1.5
Other assets	11.4	6.3
Total assets	$354.4	$415.1
Liabilities
Current liabilities:
Accounts payable	6.9	7.9
Current portion of customer liabilities	0.9	69.7
Current portion of customer liabilities - related party	20.1	14.2
Accrued compensation and benefits	29.2	24.8
Other accrued expenses	16.1	18.5
Total current liabilities	73.2	135.1
Non-current portion of customer liabilities	0.3	1.0
Non-current portion of customer liabilities - related party	9.1	110.0
Other non-current liabilities	12.2	9.7
Total liabilities	$94.8	$255.8

8.00% Series A convertible preferred stock: par value $0.01 per share, 370,000 authorized, 223,023 shares issued and outstanding as of September 30, 2017 (aggregate liquidation value of $227.5); 370,000 authorized, 210,160 shares issued and outstanding as of December 31, 2016 (aggregate liquidation value of $214.4)	184.7	171.6
Stockholders’ equity (deficit)
Common stock, $0.01 par value, 500,000,000 shares authorized, 116,639,819 shares issued and 104,505,034 shares outstanding at September 30, 2017; 116,425,524 shares issued and 106,659,542 shares outstanding at December 31, 2016	1.2	1.2
Additional paid-in capital	339.8	349.2
Accumulated deficit	(204.3)	(304.7)
Accumulated other comprehensive loss	(2.2)	(2.8)
Treasury stock, at cost, 12,134,785 shares as of September 30, 2017; 9,765,982 shares as of December 31, 2016	(59.6)	(55.2)
Total stockholders’ equity (deficit)	74.9	(12.3)
Total liabilities and stockholders’ equity (deficit)	$354.4	$415.1

See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Net services revenue ($112.2 million and $275.3 million for the three and nine months ended September 30, 2017, respectively, and $22.7 and $366.2 million for the three and nine months ended September 30, 2016 from related party, respectively)	$123.2	$125.5	$309.5	$486.4
Operating expenses:
Cost of services	111.8	47.4	289.1	137.6
Selling, general and administrative	15.1	16.2	41.6	58.4
Other	1.4	0.5	2.6	20.0
Total operating expenses	128.3	64.1	333.3	216.0
Income (loss) from operations	(5.1)	61.4	(23.8)	270.4
Net interest income	—	0.1	0.1	0.2
Income (loss) before income tax provision	(5.1)	61.5	(23.7)	270.6
Income tax provision (benefit)	(1.5)	24.1	(5.1)	106.6
Net income (loss)	$(3.6)	$37.4	$(18.6)	$164.0
Net income (loss) per common share:
Basic	$(0.08)	$0.18	$(0.31)	$0.62
Diluted	$(0.08)	$0.18	$(0.31)	$0.62
Weighted average shares used in calculating net income (loss) per common share:
Basic	102,225,422	100,934,561	102,022,129	99,870,685
Diluted	102,225,422	102,176,280	102,022,129	101,018,450
Consolidated statements of comprehensive income (loss)
Net income (loss)	(3.6)	37.4	(18.6)	164.0
Other comprehensive loss:
Foreign currency translation adjustments	(0.2)	0.2	0.6	—
Comprehensive income (loss)	$(3.8)	$37.6	$(18.0)	$164.0

Reconciliation of net income (loss) to income (loss) available to common shareholders:
Basic:
Net income (loss)	$(3.6)	$37.4	$(18.6)	$164.0
Less dividends on preferred shares	(4.4)	(4.1)	(13.1)	(58.5)
Less income allocated to preferred shareholders	—	(15.1)	—	(43.4)
Net income (loss) available/allocated to common shareholders - basic	$(8.0)	$18.2	$(31.7)	$62.1
Diluted:
Net income (loss)	$(3.6)	$37.4	$(18.6)	$164.0
Less dividends on preferred shares	(4.4)	(4.1)	(13.1)	(58.5)
Less income allocated to preferred shareholders	—	(15.0)	—	(43.1)
Net income (loss) available/allocated to common shareholders - diluted	$(8.0)	$18.3	$(31.7)	$62.4
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)
(In millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated other comprehensive (loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	116,425,524	$1.2	(9,765,982)	$(55.2)	$349.2	$(304.7)	$(2.8)	$(12.3)
Impact of adoption of Topic 606	—	—	—	—	—	113.4	—	113.4
Impact of adoption of ASU 2016-09	—	—	—	—	1.5	(0.9)	—	0.6
Adjusted Balance at January 1, 2017	116,425,524	1.2	(9,765,982)	(55.2)	350.7	(192.2)	(2.8)	101.7
Share-based compensation expense	—	—	—	—	8.6	—	—	8.6
Issuance of common stock related to share-based compensation plans	155,535	—	—	—	—	—	—	—
Exercise of vested stock options	58,760	—	—	—	0.1	—	—	0.1
Dividends paid/accrued dividends	—	—	—	—	(13.1)	—	—	(13.1)
Acquisition of treasury stock related to equity award plans	—	—	(728,798)	—	—	—	—	—
Treasury stock purchases and forfeitures	—	—	(1,640,005)	(4.4)	—	—	—	(4.4)
Reclassification of excess share-based compensation	—	—	—	—	(6.5)	6.5	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	0.6	0.6
Net (loss) income	—	—	—	—	—	(18.6)	—	(18.6)
Balance at September 30, 2017	116,639,819	$1.2	(12,134,785)	$(59.6)	$339.8	$(204.3)	$(2.2)	$74.9
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Cash Flows
(In millions)

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)
Operating activities
Net income (loss)	$(18.6)	$164.0
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	11.5	7.3
Share-based compensation	8.2	25.2
Loss on disposal	0.2	—
Provision (recovery) for doubtful receivables	0.1	0.1
Deferred income taxes	(5.6)	106.5
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	(15.4)	1.2
Prepaid income taxes	3.0	0.2
Prepaid expenses and other assets	(6.7)	(7.9)
Accounts payable	0.3	(1.4)
Accrued compensation and benefits	4.3	8.3
Other liabilities	(0.3)	3.0
Customer liabilities and customer liabilities - related party	14.7	(375.8)
Net cash used in operating activities	(4.3)	(69.3)
Investing activities
Purchases of property, equipment, and software	(30.1)	(10.4)
Proceeds from maturation of short-term investments	—	1.0
Net cash used in investing activities	(30.1)	(9.4)
Financing activities
Series A convertible preferred stock and warrant issuance, net of issuance costs	—	178.7
Exercise of vested stock options	—	0.1
Purchase of treasury stock	(2.0)	(2.0)
Shares withheld for taxes	(2.4)	—
Net cash (used in) provided by financing activities	(4.4)	176.8
Effect of exchange rate changes in cash	0.4	0.3
Net increase (decrease) in cash and cash equivalents	(38.4)	98.4
Cash and cash equivalents, at beginning of period	181.2	103.5
Cash and cash equivalents, at end of period	$142.8	$201.9
Supplemental disclosures of cash flow information
Accrued dividends payable to Preferred Stockholders	$4.5	$6.1
Accrued liabilities related to purchases of property, equipment and software	$2.6	$0.5
Accounts payable related to purchases of property, equipment and software	$0.6	$—
Income taxes paid	$(1.1)	$(0.7)
Income taxes refunded	$3.4	$0.6

See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

1. Business Description and Basis of Presentation
Business Description
R1 RCM Inc. (the "Company") is a leading provider of revenue cycle management ("RCM") services and physician advisory services ("PAS") to healthcare providers. The Company helps healthcare providers generate sustainable improvements in their operating margins and cash flows while also enhancing patient, physician and staff satisfaction for its customers. The Company achieves these results for its customers by managing healthcare providers’ revenue cycle operations, which encompass processes including patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections from patients and payers. The Company does so by deploying a unique operating model that leverages its extensive healthcare site experience, innovative technology and process excellence.

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
Basis of Presentation
The accompanying unaudited consolidated financial statements reflect the Company's financial position as of September 30, 2017, the results of operations for the three and nine months ended September 30, 2017 and 2016, and the cash flows of the Company for the nine months ended September 30, 2017 and 2016. These financial statements include the accounts of R1 RCM Inc. and its wholly owned subsidiaries. All material intercompany amounts have been eliminated in consolidation. These financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial reporting and as required by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information, have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2017. Beginning with the quarter ended March 31, 2017, the Company changed the presentation in its financial statements to be stated in millions instead of thousands.  Therefore, previously reported amounts for fiscal 2016 may differ due to rounding.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-18 is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the Consolidated Statement of Cash Flows. ASU 2016-18 requires that the Consolidated Statement of Cash Flows explain the change in total cash and cash equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. ASU 2016-18 also requires a reconciliation between the total of cash and cash equivalents and restricted cash presented in the Consolidated Statement of Cash Flows and the cash and cash equivalents balance presented in the Consolidated Balance Sheet. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The guidance requires application using a retrospective transition method. The Company is currently evaluating the impact of the adoption of this prospective guidance on its consolidated financial statements.
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

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

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
Movements in the allowance for doubtful accounts are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$151	$41	$66	$99
Provision (recoveries)	(6)	114	85	87
Write-offs	—	(7)	(6)	(38)
Ending balance	$145	$148	$145	$148

5. Property, Equipment and Software
Property, equipment and software consist of the following (in millions):

	September 30, 2017	December 31, 2016
Computer and other equipment	$29.2	$23.3
Leasehold improvements	21.4	16.0
Software	42.8	28.1
Office furniture	7.4	4.9
Property, equipment and software, gross	100.8	72.3
Less accumulated depreciation and amortization	(50.6)	(39.5)
Property, equipment and software, net	$50.2	$32.8

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

The following table summarizes the allocation of depreciation and amortization expense between cost of services and selling, general and administrative expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of services	$4.0	$2.6	$10.4	$6.9
Selling, general and administrative	0.5	0.1	1.1	0.4
Total depreciation and amortization	$4.5	$2.7	$11.5	$7.3
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

Net Operating Fees

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

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

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by source of revenue (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
RCM services: net operating fees	$104.6	$255.4
RCM services: incentive fees	7.5	20.2
RCM services: other	2.8	9.8
Other services fees	8.3	24.1
Total net service revenue	$123.2	$309.5

Contract Balances

The following table provides information about receivables, contracts assets, and contract liabilities from contracts with customers (in millions):

	September 30, 2017	At adoption
Receivables, which are included in accounts receivable, net	25.7	30.5
Contract assets	—	—
Contract liabilities	12.5	20.9

The Company recognized revenue of $0.3 million for the three months ended September 30, 2017 related to changes in transaction price estimates during the quarter for certain revenue cycle management contracts.

The Company recognized a decrease in revenue of $0.4 million during the three months ended September 30, 2017, which amount was included in contract liabilities at the beginning of the period.

A receivable is recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are typically 30-60 days.

Significant changes in the contract assets and the contract liabilities balances during the three months ended September 30, 2017 are as follows (in millions):

	Three Months Ended September 30, 2017
	Contract assets	Contract liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	—	40.9
Increases due to cash received, excluding amounts recognized as revenue during the period	—	1.9
Transferred to receivables from contract assets recognized at the beginning of the period	—	—
Increases as a result of cumulative catch-up adjustment arising from changes in the estimate of the stage of completion, excluding amounts transferred to receivables during the period	—	—

Transaction Price Allocated to the Remaining Performance Obligation

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in millions). The estimated revenue does not include amounts of variable consideration that are constrained.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	RCM			Other
	Net operating fees	Incentive fees	Other	Other Services fees
2017	$3.4	$6.1	$1.4	$—
2018	13.5	9.7	2.9	—
2019	—	—	2.7	—
2020	—	—	2.2	—
Thereafter	—	—	11.3	—
Total	$16.9	$15.8	$20.5	$—

The amounts presented in the table above primarily consist of fixed fees which are typically recognized ratably as the performance obligation is satisfied or incentive fees which are measured cumulatively over the contractually defined performance period.

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

The Company adopted Topic 606, effective January 1, 2017, using the modified retrospective method, applying Topic 606 to contracts that were not complete as of the date of initial application. Therefore, the comparative information

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

has not been adjusted and continues to be reported under Topic 605. The details of the significant changes and quantitative impact of the changes are set out below.

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

Other services fees

The PAS contract between the Company and customer typically stipulates the price per unit the Company is entitled to for each unit of service performed. Certain contracts include minimum fees and volume discounts but the Company does not know the quantity or mix of service types the customer will request until the request is made. The length of time it takes the Company to perform each service can vary depending on the nature of the service or complexity of the specific situation or case. Revenue previously had been recognized for PAS service fees when the service was completed.

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

Impacts on Financial Statements

The following tables summarize the impacts of adopting Topic 606 on the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2017 (in millions, except per share data):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

i.	Consolidated balance sheets

	Impact of changes in accounting policies
	As reported September 30, 2017	Adjustments	Balances without adoption of Topic 606
Assets
Current assets:
Cash and cash equivalents	$142.8	$—	$142.8
Accounts receivable, net	7.7	(0.3)	7.4
Accounts receivable, net - related party	18.0	(11.2)	6.8
Prepaid income taxes	0.9	—	0.9
Prepaid expenses and other current assets	16.1	(0.3)	15.8
Total current assets	185.5	(11.8)	173.7
Property, equipment and software, net	50.2	—	50.2
Non-current deferred tax assets	105.8	158.4	264.2
Restricted cash equivalents	1.5	—	1.5
Other assets	11.4	0.2	11.6
Total assets	$354.4	$146.8	$501.2
Liabilities
Current liabilities:
Accounts payable	6.9	(1.1)	5.8
Current portion of customer liabilities	0.9	41.9	42.8
Current portion of customer liabilities - related party	20.1	(1.2)	18.9
Accrued compensation and benefits	29.2	—	29.2
Other accrued expenses	16.1	(1.3)	14.8
Total current liabilities	73.2	38.3	111.5
Non-current portion of customer liabilities	0.3	—	0.3
Non-current portion of customer liabilities - related party	9.1	360.2	369.3
Other non-current liabilities	12.2	—	12.2
Total liabilities	$94.8	$398.5	$493.3
	—
8.00% Series A convertible preferred stock	184.7	—	184.7
Stockholders’ equity (deficit)
Common stock	1.2	—	1.2
Additional paid-in capital	339.8	—	339.8
Accumulated deficit	(204.3)	(251.7)	(456.0)
Accumulated other comprehensive loss	(2.2)	—	(2.2)
Treasury stock	(59.6)	—	(59.6)
Total stockholders’ equity (deficit)	74.9	(251.7)	(176.8)
Total liabilities and stockholders’ equity (deficit)	$354.4	$146.8	$501.2

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

ii.	Consolidated statements of operations and comprehensive income (loss) -

	Impact of changes in accounting policies
	As reported three months ended September 30, 2017	Adjustments	Balances without adoption of Topic 606	As reported nine months ended September 30, 2017	Adjustments	Balances without adoption of Topic 606
Net services revenue	$123.2	$(82.4)	$40.8	$309.5	$(236.5)	$73.0
Operating expenses:
Cost of services	111.8	(3.8)	108.0	289.1	(10.3)	278.8
Selling, general and administrative	15.1	—	15.1	41.6	—	41.6
Other	1.4	—	1.4	2.6	—	2.6
Total operating expenses	128.3	(3.8)	124.5	333.3	(10.3)	323.0
Income (loss) from operations	(5.1)	(78.6)	(83.7)	(23.8)	(226.2)	(250.0)
Net interest income	—	—	—	0.1	—	0.1
Income (loss) before income tax provision	(5.1)	(78.6)	(83.7)	(23.7)	(226.2)	(249.9)
Income tax provision (benefit)	(1.5)	(30.1)	(31.6)	(5.1)	(87.9)	(93.0)
Net income (loss)	$(3.6)	$(48.5)	$(52.1)	$(18.6)	$(138.3)	$(156.9)
Consolidated statements of comprehensive income (loss)
Net income (loss)	$(3.6)	$(48.5)	$(52.1)	$(18.6)	$(138.3)	$(156.9)
Other comprehensive loss:
Foreign currency translation adjustments	(0.2)	—	(0.2)	0.6	—	0.6
Comprehensive income (loss)	$(3.8)	$(48.5)	$(52.3)	$(18.0)	$(138.3)	$(156.3)

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

iii.	Consolidated statements of cash flows -

	Impact of changes in accounting policies
	As reported September 30, 2017	Adjustments	Balances without adoption of Topic 606
Operating activities
Net income (loss)	$(18.6)	$(138.3)	$(156.9)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	11.5	—	11.5
Share-based compensation	8.2	—	8.2
Loss on disposal	0.2	—	0.2
Provision (recovery) for doubtful receivables	0.1	—	0.1
Deferred income taxes	(5.6)	(87.9)	(93.5)
Changes in operating assets and liabilities:			—
Accounts receivable and related party accounts receivable	(15.4)	6.9	(8.5)
Prepaid income taxes	3.0	—	3.0
Prepaid expenses and other assets	(6.7)	—	(6.7)
Accounts payable	0.3	(1.1)	(0.8)
Accrued compensation and benefits	4.3	—	4.3
Other liabilities	(0.3)	(1.4)	(1.7)
Customer liabilities and customer liabilities - related party	14.7	221.8	236.5
Net cash used in operating activities	(4.3)	—	(4.3)
Investing activities
Purchases of property, equipment, and software	(30.1)	—	(30.1)
Proceeds from maturation of short-term investments	—	—	—
Net cash used in investing activities	(30.1)	—	(30.1)
Financing activities
Series A convertible preferred stock and warrant issuance, net of issuance costs	—	—	—
Exercise of vested stock options	—	—	—
Purchase of treasury stock	(2.0)	—	(2.0)
Shares withheld for taxes	(2.4)	—	(2.4)
Net cash (used in) provided by financing activities	(4.4)	—	(4.4)
Effect of exchange rate changes in cash	0.4	—	0.4
Net increase (decrease) in cash and cash equivalents	(38.4)	—	(38.4)
Cash and cash equivalents, at beginning of period	181.2	—	181.2
Cash and cash equivalents, at end of period	$142.8	$—	$142.8
7. Customer Liabilities
Customer liabilities include (i) accrued service costs (amounts due and accrued for cost reimbursements),
(ii) deferred customer billings (net operating fees invoiced or accrued and incentive fees collected that have not met all revenue recognition criteria), (iii) refund liabilities (amounts potentially due as a refund to the Company's customers on incentive fees), (iv) customer deposits (consisting primarily of net operating fees under the Company’s RCM contracts that are paid prior to the service period and amounts due as a refund to the Company's customers on incentive fees) and (v) Deferred Revenue (contract liabilities) (fixed or variable fees amortized to revenue over the

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

service period). Deferred customer billings are classified as current based on the customer contract end dates or other termination events that fall within twelve months of the balance sheet dates. Accrued service cost, refund liabilities and contract liabilities are classified as current or non-current based on the anticipated period in which the liabilities are expected to be settled or the revenue is expected to be recognized.
Customer liabilities consist of the following (in millions):

	September 30,	December 31,
	2017	2016
Deferred customer billings, current	$—	$68.2
Accrued service costs, current (1)	17.6	14.8
Customer deposits, current	—	0.9
Refund liabilities, current (1)	0.3	—
Deferred revenue (contract liabilities), current (1)	3.1	—
Current portion of customer liabilities	$21.0	$83.9
Deferred customer billings, non-current (2)	$—	$110.0
Refund liabilities, non-current	—	—
Customer deposits, non-current	—	—
Deferred revenue (contract liabilities), non-current (2)	9.4	1.0
Non current portion of customer liabilities	$9.4	$111.0
Total customer liabilities	$30.4	$194.9

(1) Includes $17.6 million, $0.3 million and $2.2 million in current accrued service costs, refund liabilities and deferred revenue respectively, for a related party that are included in the current portion of customer liabilities - related party in the accompanying consolidated balance sheets at September 30, 2017. Includes $13.2 million and $1.0 million in current accrued service costs and customer deposits, respectively, for a related party that are included in the current portion of customer liabilities - related party in the accompanying consolidated balance sheet at December 31, 2016.
(2) Includes $9.1 million in deferred revenue for a related party that are included in the non-current portion of customer liabilities - related party in the accompanying consolidated balance sheet at September 30, 2017. Includes $110.0 million in deferred customer billings for a related party that are included in the non-current portion of customer liabilities - related party in the accompanying consolidated balance sheet at December 31, 2016.
8. Stockholders’ Equity (Deficit)
Preferred Stock and Warrant
The Company has 5,000,000 shares of authorized preferred stock, each with a par value of $0.01. The preferred stock may be issued from time to time in one or more series. The board of directors of the Company ("Board") is authorized to determine the rights, preferences, privileges and restrictions of the Company’s authorized but unissued shares of preferred stock. On February 16, 2016, at the close of the Transaction, the Company issued to TCP-ASC ACHI Series LLLP, a limited liability limited partnership jointly owned by Ascension Health Alliance and investment funds affiliated with TowerBrook (the "Investor"): (i) 200,000 shares of its 8.00% Series A Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock" or "Preferred Stock"), for an aggregate price of $200 million and (ii) an exercisable warrant to acquire up to 60 million shares of its common stock with an exercise price of $3.50 per common share and a term of ten years. The Series A Preferred Stock is immediately convertible into shares of common stock. As of September 30, 2017 and December 31, 2016, the Company had 223,023 and 210,160 shares of preferred stock outstanding, respectively. See Note 12, 8% Series A Convertible Preferred Stock, for additional information.
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
Treasury Stock
On November 13, 2013, the Board authorized a repurchase of up to $50.0 million of the Company’s common stock in the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time at the sole discretion of the Board. Any repurchased shares will be available for use in connection with the Company’s stock plans and for other corporate purposes. The Company funds the repurchases from cash on hand. During the year ended December 31, 2016, the Company repurchased 158,557 shares of the Company stock for $0.4 million. During the three and nine months ended September 30, 2017, 342,130 and 855,474 shares were repurchased for $1.3 million and $2.5 million, respectively. No shares have been retired. As of September 30, 2017 and December 31, 2016, the Company held in treasury 5,341,481 and 4,465,919 shares of repurchased stock, respectively.

Treasury stock also includes repurchases of Company stock related to employees’ tax withholding upon vesting of restricted shares. For the three and nine months ended September 30, 2017, the Company repurchased 19,988 and 784,531 shares related to employees’ tax withholding upon vesting of restricted shares. Additionally, treasury stock includes restricted stock awards that have been canceled or forfeited. See Note 9, Share-Based Compensation.
9. Share-Based Compensation
The share-based compensation expense relating to the Company’s stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance-based restricted stock units ("PBRSUs") for the three months ended September 30, 2017 and 2016 was $2.4 million and $4.8 million, respectively, with related tax benefits of approximately $0.9 million and $1.9 million, respectively. The share-based compensation expense relating to the Company’s stock options, RSAs, RSUs and PBRSUs for the nine months ended September 30, 2017 and 2016 was $8.2 million and $25.3 million, respectively, with related tax benefits of approximately $3.2 million and $10.0 million, respectively.

As of January 1, 2017, the Company adopted ASU 2016-09. The Company elected to change its accounting policy to account for forfeitures as they occur under the new standard. The change was applied on a modified retrospective basis with a cumulative effect adjustment recorded to increase accumulated deficit by $1.0 million, increase additional paid-in capital by $1.5 million and increase non-current deferred tax assets by $0.5 million as of January 1, 2017. Excess tax benefits and shortfalls for share-based payments are now included in operating activities rather than in financing activities. The changes have been applied prospectively in accordance with ASU 2016-09 and prior periods have not been adjusted.

Amendments related to accounting for excess tax benefits and shortfalls have been adopted prospectively, resulting in recognition of excess tax benefits and shortfalls in income tax expenses (benefit) rather than additional paid-in capital. For the three and nine months ended September 30, 2017, the Company recognized $0.0 million and $0.9 million of income tax expense from shortfalls associated with vesting and exercises of equity awards.
Total share-based compensation costs that have been included in the Company’s consolidated statements of operations were as follows (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Share-Based Compensation Expense Allocation Details:
Cost of services	$1.2	$1.3	$3.3	$4.8
Selling, general and administrative	1.2	3.5	4.8	18.7
Other	—	—	0.1	1.8
Total share-based compensation expense (1)	$2.4	$4.8	$8.2	$25.3
(1) Includes $0 million and $0.1 million in share-based compensation expense paid in cash during the three and nine months ended September 30, 2016, respectively.  In addition to the share-based compensation expense recorded above, $0.1 million and $0.4 million of share-based compensation expense was capitalized to deferred contract costs for the three and nine months ended September 30, 2017, respectively. See Note 16, Deferred Contract Costs, for further discussion.
The Company uses the Black-Scholes option pricing model to estimate the fair value of its service-based options as of its grant date. The Company uses Monte Carlo simulations to estimate the fair value of its PBRSUs. The PBRSUs vest upon satisfaction of both time-based requirements and performance targets based on share price. Expected life is based on the market condition to which the vesting is tied.
The following table sets forth the significant assumptions used in the Black-Scholes option pricing model and the Monte Carlo simulations and the calculation of share-based compensation expense for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Expected dividend yield	—	—
Risk-free interest rate	1.8% to 2.3%	1.2% to 1.9%
Expected volatility	40% to 45%	45% to 50%
Expected term (in years)	2.34 to 6.29	6.25
Forfeitures	—%	5.68% annually
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

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

Stock options
A summary of the options activity during the nine months ended September 30, 2017 is shown below:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2016	20,418,607	$6.26
Granted	3,581,904	3.32
Exercised	(58,760)	2.37
Canceled/forfeited	(5,897,038)	9.42
Outstanding at September 30, 2017	18,044,713	4.66
Outstanding, vested and exercisable at September 30, 2017	5,676,001	$8.99
Outstanding, vested and exercisable at December 31, 2016	7,993,168	$11.34
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
Restricted stock awards
A summary of the restricted stock activity during the nine months ended September 30, 2017 is shown below:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested at December 31, 2016	5,862,712	$3.01
Granted	—	—
Vested	(2,675,782)	3.50
Forfeited	(728,798)	1.31
Outstanding and unvested at September 30, 2017	2,458,132	$2.98
RSA vesting is based on the passage of time. The amount of share-based compensation expense is based on the fair value of the Company's common stock on the respective grant dates and is recognized ratably over the vesting period.

The Company's RSA agreements allow employees to surrender to the Company shares of common stock upon vesting of their RSAs in lieu of their payment of the required personal employment-related taxes. During the nine months ended September 30, 2017 and 2016, employees delivered to the Company 733,769 and 981,505 shares of stock, respectively, which the Company recorded at a cost of approximately $1.8 million and $2.0 million, respectively. Shares surrendered for payment of personal employment-related taxes are held in treasury.
Restricted stock units
A summary of the restricted stock activity during the nine months ended September 30, 2017 is shown below:

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested at December 31, 2016	1,346,774	$2.35
Granted	265,345	2.88
Vested	(155,535)	2.35
Forfeited	(250,960)	2.35
Outstanding and unvested at September 30, 2017	1,205,624	$2.47
The Company's RSU agreements allow employees to surrender to the Company shares of common stock upon vesting of their RSUs in lieu of their payment of the required personal employment-related taxes. During the nine months ended September 30, 2017 and 2016, employees delivered to the Company 50,762 and no shares of stock, respectively, which the Company recorded at a cost of approximately $0.2 million and $0.0 million, respectively. Shares surrendered for payment of personal employment-related taxes are held in treasury.
Performance-based restricted stock units
In the third quarter of 2017, the Company began to grant PBRSUs to its employees. The PBRSUs vest upon satisfaction of both time-based requirements and performance targets based on share price with certain awards vesting on December 31, 2019 and certain awards vesting on December 31, 2020. If certain price targets are reached, the number of shares vesting could be up to 150% or, in certain cases, up to 200% of the number of PBRSUs originally granted. A summary of the PBRSU activity during the three months ended September 30, 2017 is shown below:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested at June 30, 2017	—	$—
Granted	3,117,297	3.21
Vested	—	—
Forfeited	(17,230)	3.21
Outstanding and unvested at September 30, 2017	3,100,067	$3.21
10. Other

Other costs are comprised of reorganization-related and certain other costs. For the three months ended September 30, 2017 and 2016, the Company incurred $1.4 million and $0.5 million in other costs, respectively. For the nine months ended September 30, 2017 and 2016, the Company incurred $2.6 million and $20.0 million in other costs, respectively.
Other costs consist of the following (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Severance and employee benefits	$—	$(0.3)	$0.3	$2.5
Facility charges	—	—	—	0.7
Non-cash share based compensation	—	—	0.1	1.8
Reorganization-related	—	(0.3)	0.4	5.0
Transaction fees (1)	—	—	—	13.3
Defined contribution plan contributions (2)	—	—	—	0.9
Restatement costs	—	0.8	—	0.8
Acquisition related diligence and costs (3)	1.4	—	1.4	—
Transitioned employees restructuring expense (4)	—	—	0.8	—
Other	1.4	0.8	2.2	15.0
Total other	$1.4	$0.5	$2.6	$20.0

(1) Costs related to retention payments and legal fees paid in connection with the closing of the Transaction (see Note 12).
(2) Additional contributions to the Company's defined contribution plan for the year ended December 31, 2016.
(3) Costs related to evaluating and pursuing acquisition opportunities as part of the Company’s inorganic growth strategy.
(4) As part of the transition of Ascension personnel to the Company in conjunction with the A&R MPSA, the Company has agreed to reimburse Ascension for certain severance and retention costs related to certain Ascension employees who will not be transitioned to the Company.

Reorganization-related

During the second and fourth quarters of 2016, the Company initiated restructuring plans consisting of reductions in its workforce in order to align the size and composition of its workforce to its current client base, better position itself for already committed future growth, and enable the Company to more efficiently serve contracted demand.

The Company's reorganization activity was as follows (in millions):

	Severance and Employee Benefits	Facilities and Other Costs	Total
Reorganization liability at December 31, 2016	$1.6	$0.5	$2.1
Restructuring charges	0.4	—	0.4
Cash payments	(1.7)	(0.5)	(2.2)
Non-cash charges	(0.1)	$—	(0.1)
Reorganization liability at September 30, 2017	$0.2	$—	$0.2
11. Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant and infrequent or unusual items which are required to be discretely recognized within the current interim period.  The Company’s intention is to permanently reinvest its foreign earnings outside

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

the United States.  As a result, the effective tax rates in the periods presented are largely based upon the projected annual pre-tax earnings by jurisdiction and the allocation of certain expenses in various taxing jurisdictions where the Company conducts its business. These taxing jurisdictions apply a broad range of statutory income tax rates.

The income tax benefit for the three and nine months ended September 30, 2017 was lower than the amount derived by applying the federal statutory tax rate of 35% primarily due to discrete items recognized in the period. The income tax expense for the three and nine months ended September 30, 2016 was higher than the amount derived by applying the federal statutory tax rate of 35% primarily due to discrete items as well as the impact of state taxes.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. U.S. federal income tax returns since 2013 are currently open for examination. State jurisdictions vary for open tax years. The statute of limitations for most states ranges from three to six years.

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

Amendments related to accounting for excess tax benefits and shortfalls have been adopted prospectively, resulting in recognition of excess tax benefits and shortfalls as part of income tax expense rather than additional paid-in capital. For the three and nine months ended September 30, 2017, the Company recognized $0.0 and $0.9 million of income tax expense from shortfalls associated with vesting and exercises of equity awards.

The Company wrote-off approximately $0.4 million and $1.5 million of deferred tax assets due to the expiration of shared-based awards and recognized as discrete expense during the three and nine months ended September 30, 2017. During 2016, deferred tax assets written-off due to the expiration of share-based awards were recognized as a reduction in additional paid-in capital.

During the nine months ended September 30, 2017, the Company corrected the deferred tax asset balance associated with share-based compensation.  In 2015 and 2016, the Company incorrectly recorded excess share-based compensation of approximately $2.6 and $4.0 million. This excess share-based compensation expense resulted in deferred tax assets of approximately $2.5 million being erroneously recorded in the consolidated balance sheet at December 31, 2016. The Company has determined these amounts are immaterial to the quarterly and annual periods in 2015, 2016 and 2017.  In addition to correcting the deferred tax balance, the Company reclassified approximately $6.5 million from additional paid-in-capital to accumulated deficit to correct for the excess share-based compensation expense recorded in 2015 and 2016.

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

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

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

Dividend Rights

The holders of the Preferred Stock are entitled to receive cumulative dividends January 1, April 1, July 1 and October 1 of each year (dividend payment dates), which commenced on April 1, 2016, at a rate equal to 8% per annum (preferred dividend) multiplied by the liquidation preference per share, initially $1,000 per share adjusted for any unpaid cumulative preferred dividends. For the first seven years after issuance, the dividends on the Preferred Stock will be paid-in-kind. As of September 30, 2017, the Company had accrued dividends of $4.5 million associated with the Preferred Stock, which was paid in additional shares of Preferred Stock in October 2017.

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

The following summarizes the Preferred Stock activity for the nine months ended September 30, 2017:

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	Preferred Stock
	Shares Issued and Outstanding	Carrying Value
Balance at December 31, 2016	210,160	$171.6
Dividends paid/accrued dividends	12,863	13.1
Balance at September 30, 2017	223,023	$184.7

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
Diluted net income per share is calculated using the more dilutive of the if-converted or the two-class method. For the three and nine months ended September 30, 2017 and 2016, the two-class method was more dilutive and was computed by adjusting the denominator used in the basic net income per share computation by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, shares issuable upon vesting of RSAs, RSUs, PBRSUs and Preferred Stock.
Basic and diluted net income (loss) per common share are calculated as follows (in millions, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic EPS:
Net income (loss)	$(3.6)	$37.4	$(18.6)	$164.0
Less dividends on preferred shares	(4.4)	(4.1)	(13.1)	(58.5)
Less income allocated to preferred shareholders	—	(15.1)	—	(43.4)
Net income (loss) available/(allocated) to common shareholders - basic	$(8.0)	$18.2	$(31.7)	$62.1
Diluted EPS:
Net income (loss)	(3.6)	37.4	(18.6)	164.0
Less dividends on preferred shares	(4.4)	(4.1)	(13.1)	(58.5)
Less income allocated to preferred shareholders	—	(15.0)	—	(43.1)
Net income (loss) available/(allocated) to common shareholders - diluted	$(8.0)	$18.3	$(31.7)	$62.4
Basic weighted-average common shares	102,225,422	100,934,561	102,022,129	99,870,685
Add: Effect of dilutive securities	—	1,241,719	—	1,147,765
Diluted weighted average common shares	102,225,422	102,176,280	102,022,129	101,018,450
Net income (loss) per common share (basic)	$(0.08)	$0.18	$(0.31)	$0.62
Net income (loss) per common share (diluted)	$(0.08)	$0.18	$(0.31)	$0.62

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

Because of their anti-dilutive effect, 24,808,536 common share equivalents comprised of stock options, RSAs, PBRSUs and RSUs have been excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2017. 16,706,526 and 12,967,519 common share equivalents were excluded for the three and nine months ended September 30, 2016 due to their anti-dilutive effect. Additionally, the Investor's exercisable warrant to acquire up to 60 million shares of the Company's common stock has been excluded from the diluted earnings per share calculation because it is anti-dilutive for all periods presented.
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

On July 22, 2014, the Company was named as a defendant in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Michigan (Anger v. Accretive Health, Inc.), seeking statutory damages, injunctive relief and attorneys’ fees. The primary allegations are that the Company attempted to collect debts without providing the notice required by the Fair Debt Collection Practices Act ("FDCPA") and Michigan Fair Debt Collection Practices Act and failed to abide by the terms of an agreed payment plan in violation of those same statutes. On August 27, 2015, the Court granted in part and denied in part the Company’s motion to dismiss. An amended complaint was filed on November 30, 2015. Discovery was underway, but on July 15, 2016, the court postponed all deadlines in the case as the parties attempted to finalize a confidential agreement in principle to settle the case. On February 23, 2017, the parties reached a settlement in principle and filed the proposed class action settlement with the Court, which conducted a Class Action Fairness Act (CAFA) hearing on whether to approve of the settlement. Members of the putative class were notified of the settlement and were given an opportunity to object or opt-out of the settlement. No objections to the settlement were entered before or at the CAFA hearing on October 4, 2017, and the Court approved the settlement by Order dated October 11, 2017. Accordingly, the Company will pay the $1.3 million settlement amount, less amounts already paid, to a settlement fund to assist members of the class Ascension Michigan ministry patients pay off healthcare debt, to pay for class notice and administration, to pay $15,000 to each of the named class representatives and to reimburse plaintiff’s attorneys’ fees.

In April 2015, the Company was named among other defendants in an employment action brought by a former employee before the Maine Human Rights Commission ("MHRC"), alleging improper termination in retaliation for uncovering alleged Medicare fraud.  The Company filed its response with the MHRC on May 19, 2015 seeking that the Company be dismissed entirely from the action.  On June 23, 2015, the MHRC issued its Notice of Right to Sue and decision to terminate its process with respect to all charges asserted by the former employee. The plaintiff filed a parallel qui tam action in the District of Maine (Worthy v. Eastern Maine Healthcare Systems) making the same allegations, and seeking money damages, False Claims Act penalties and plaintiff’s attorneys’ fees.  The U.S. Department of Justice declined to intervene in the federal court action, and the case was unsealed in April 2015. The Company and other defendants filed motions to dismiss the Third Amended Complaint on March 21, 2016. Those motions were granted with respect to the retaliation claims, but denied with respect to the False Claims Act claims by the federal district court in January 2017. The parties mediated the case before the Magistrate Judge on July 24, 2017 and reached an agreement in principle, and subsequently resolved an additional contingency in order to settle the case. The settlement, which is now finalized, did not have a material impact to the consolidated financial statements.

In May 2016, the Company was served with a False Claims Act case brought by a former emergency department service associate who worked at a hospital of one of the Company’s customers, MedStar Inc.’s Washington Hospital Center (“WHC”), along with WHC and three other hospitals that were PAS clients and a place holder, John Doe hospital, representing all PAS clients (USA ex rel. Graziosi vs. Accretive Health, Inc. et. al.), and seeking money damages, False Claims Act penalties and plaintiff’s attorneys’ fees.  The Second Amended Complaint alleges that the Company’s PAS business violates the federal False Claims Act. The case was originally

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

filed under seal in 2013 in the federal district court in Chicago, was presented to the U.S. Attorney in Chicago twice, and the U.S. Attorneys declined to intervene. The Company filed a motion to dismiss the Second Amended Complaint on July 29, 2016. On March 22, 2017, the district court dismissed all claims against all hospital defendants other than Medstar Inc.’s WHC, and dismissed all claims related to TriCare-related episodes of care. The parties are currently engaged in an initial discovery phase in which the plaintiff has sought broad discovery and brought a motion to compel discovery relating to the defendants that have been dismissed. The motion was denied and the Company believes that it has meritorious defenses to all claims in the case, and intends to vigorously defend itself against these claims. The outcome is not presently determinable.
15. Related Party Transactions
As a result of the closing of the Transaction on February 16, 2016 and Ascension's ownership interest in the Investor, Ascension became a related party to the Company. See Note 12, 8% Series A Convertible Preferred Stock, for additional information.
The Company provides RCM and PAS services to Ascension. The execution of the A&R MPSA, as discussed in Note 1, Business Description and Basis of Presentation, was a contractual settlement agreement of the prior Master Professional Services Agreement between the Company and Ascension. The Company recorded revenue of $22.7 million and $366.2 million in connection with these services for the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2017, the Company recorded revenue of $112.2 million and $275.3 million from services provided to Ascension, respectively.
At September 30, 2017, the Company had $20.1 million in current portion of customer liabilities for a related party, consisting of $17.6 million, $0.3 million and $2.2 million in current accrued service costs, refund liabilities and deferred revenue. The Company had $9.1 million in non-current portion of customer liabilities for a related party related to non-current deferred revenue as of September 30, 2017. At December 31, 2016, the Company had $14.2 million in current portion of customer liabilities for a related party, consisting of $13.2 million in current accrued service costs and $1.0 million in current customer deposits. The Company had $110.0 million in non-current portion of customer liabilities for a related party related to deferred customer billings as of December 31, 2016. At September 30, 2017 and December 31, 2016, the Company had $18.0 million and $1.8 million in accounts receivable with Ascension, respectively.
As part of the transition of Ascension personnel to the Company in conjunction with the A&R MPSA, the Company has agreed to reimburse Ascension for certain severance and retention costs related to certain Ascension employees who will not be transitioned to the Company.  As of September 30, 2017 and December 31, 2016, the Company had $0.7 million and $1.7 million in accrued compensation and benefits related to these costs, respectively.
As Ascension is the Company's largest customer, a significant percentage of the Company's cost of services is associated with providing services to Ascension. However, due to the nature of the Company's shared services and information technology operations, it is impractical to assign the dollar amount associated with services provided to Ascension.
16. Deferred Contract Costs
One-time, non-recurring costs associated with the initial phases of the Ascension A&R MPSA and with the transition of additional Ascension hospitals are deferred. These fulfillment costs relate directly to the Company’s responsibilities under the A&R MPSA, generate or enhance resources of the Company that will be used in satisfying its performance obligations under the A&R MPSA in the future, and are expected to be recovered through the margins realized under the A&R MPSA. At September 30, 2017, the Company had $10.6 million in total deferred contract costs and $4.8 million at December 31, 2016.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

Of the $10.6 million in deferred eligible costs, $1.3 million is included in prepaid expenses and other current assets and $9.3 million is included in other assets in the accompanying consolidated balance sheets. As of December 31, 2016, deferred eligible costs were included in the other current assets in the accompanying consolidated balance sheets.
The associated assets are amortized as services are transferred to the customer over the remaining life of the contract. For the three and nine months ended September 30, 2017, total amortization was $0.2 million and $0.6 million, respectively, and there were no associated impairment losses. For the three and nine months ended September 30, 2016, $1.9 million and $2.8 million amounts had been capitalized, respectively, and no amounts had been amortized.
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
Hospital systems affiliated with Ascension have accounted for a significant portion of the Company’s net services revenue each year since the Company’s formation. For the three months ended September 30, 2017 and 2016, net services revenue from hospitals affiliated with Ascension accounted for 91% and 18% of the Company's total net services revenue, respectively. For the nine months ended September 30, 2017 and 2016, net services revenue from hospitals affiliated with Ascension accounted for 89% and 75% of the Company's total net services revenue, respectively. The loss of customers within the Ascension health system would have a material adverse impact on the Company’s operations.
As of September 30, 2017 and 2016, the Company had a concentration of credit risk with hospitals affiliated with Ascension accounting for 70% and 31% of accounts receivable, respectively.

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
Business Update

On February 16, 2016, we entered into the A&R MPSA with Ascension for a 10-year term, becoming the exclusive provider of RCM and PAS services to Ascension hospitals that execute supplement agreements with us. We started onboarding the first phase of new hospitals in mid-2016, which was followed by the second phase of new hospitals in mid-2017. We expect the final phase of hospitals to be onboarded in mid-2018. The A&R MPSA is structured as an operating partner model, whereby a significant number of Ascension’s revenue cycle employees become our employees. As a result, our employee count has increased by over 5,000 employees since mid-2016. The operating partner model also requires the transition of the non-payroll expenses supporting a hospital’s revenue cycle operations to become direct expenses of the Company. New hospitals onboarded, along with direct control of payroll and non-payroll expenses, have been the primary drivers of the growth in our revenue and cost of services in 2017.

In May 2017, we announced the expansion of our relationship with Ascension. The expanded relationship adds a health system which was acquired by Ascension after the signing of the A&R MPSA and increases the scope of our contract by adding physician RCM services for all Ascension ministries in Wisconsin. We expect to begin onboarding this expanded scope of business in the fourth quarter of 2017.

By the end of 2017, we expect to have onboarded or started the onboarding process for more than 85% of the new Ascension hospitals under the A&R MPSA. Consequently, we believe we are in a position to meaningfully increase our sales and marketing efforts to win new business. In July 2017, we launched a portfolio of five modular solutions to complement our end-to-end RCM offerings. The sophistication of our capabilities and additional flexibility for health systems to contract with us for specific components of the revenue cycle should position us favorably to win new business. Additionally, we also announced the appointment of a new chief commercial officer in August 2017. In addition to organic growth, we also expect to continue to actively pursue acquisitions to complement our existing capabilities and further enhance our market presence.

CONSOLIDATED RESULTS OF OPERATIONS
The following table provides consolidated operating results and other operating data for the periods indicated:

	Three Months Ended September 30,		2017 vs. 2016 Change		Nine Months Ended September 30, 2017		2017 vs. 2016 Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(In millions except percentages)
Consolidated Statement of Operations Data:
RCM services: net operating fees	$104.6	$49.0	$55.6	113.5%	255.4	300.3	$(44.9)	(15.0)%
RCM services: incentive fees	7.5	68.5	(61.0)	(89.1)%	20.2	166.5	(146.3)	(87.9)%
RCM services: other	2.8	3.8	(1.0)	(26.3)%	9.8	8.3	1.5	18.1%
Other service fees	8.3	4.2	4.1	97.6%	24.1	11.3	12.8	113.3%
Total net services revenue	123.2	125.5	(2.3)	(1.8)%	309.5	486.4	(176.9)	(36.4)%
Operating expenses:
Cost of services	111.8	47.4	64.4	135.9%	289.1	137.6	151.5	110.1%
Selling, general and administrative	15.1	16.2	(1.1)	(6.8)%	41.6	58.4	(16.8)	(28.8)%
Other	1.4	0.5	0.9	180.0%	2.6	20.0	(17.4)	(87.0)%
Total operating expenses	128.3	64.1	64.2	100.2%	333.3	216.0	117.3	54.3%
Income (loss) from operations	(5.1)	61.4	(66.5)	(108.3)%	(23.8)	270.4	(294.2)	(108.8)%
Net interest income	—	0.1	(0.1)	(100.0)%	0.1	0.2	(0.1)	(50.0)%
Net income (loss) before income tax provision	(5.1)	61.5	(66.6)	(108.3)%	(23.7)	270.6	(294.3)	(108.8)%
Income tax provision (benefit)	(1.5)	24.1	(25.6)	(106.2)%	(5.1)	106.6	(111.7)	(104.8)%
Net income (loss)	$(3.6)	$37.4	$(41.0)	(109.6)%	(18.6)	164.0	$(182.6)	(111.3)%

Use of Non-GAAP Financial Information
As of January 1, 2017, the Company adopted Topic 606, Revenue from Contracts with Customers (“Topic 606”) and thus for the three and nine months ended September 30, 2017, the Company followed the guidance under Topic 606. Under the newly adopted guidance, revenue is measured based on consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a service to a customer, which is typically over the contract term. Estimates of variable consideration are included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once the uncertainty is resolved.
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

•	Adjusted EBITDA and net cash generated from customer contracting activities do not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA and net cash generated from customer contracting activities do not reflect share-based compensation expense;

•	Adjusted EBITDA and net cash generated from customer contracting activities do not reflect income tax expenses or cash requirements to pay taxes;

•	Adjusted EBITDA and net cash generated from customer contracting activities do not reflect certain Other expenses which may require cash payments;

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

	Three Months Ended September 30,		2017 vs. 2016 Change		Nine Months Ended September 30, 2017		2017 vs. 2016 Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(In millions except percentages)
RCM services: net operating fees	$104.6	$49.0	$55.6	113.5%	255.4	300.3	$(44.9)	(15.0)%
RCM services: incentive fees	7.5	68.5	(61.0)	(89.1)%	20.2	166.5	(146.3)	(87.9)%
RCM services: other	2.8	3.8	(1.0)	(26.3)%	9.8	8.3	1.5	18.1%
Other services fees	8.3	4.2	4.1	97.6%	24.1	11.3	12.8	113.3%
Net services revenue	123.2	125.5	(2.3)	(1.8)%	309.5	486.4	(176.9)	(36.4)%
Change in deferred customer billings (non-GAAP) (1)	n.a.	(65.8)	n.m.	n.m.	n.a.	(347.5)	n.m.	n.m.
Gross cash generated from customer contracting activities (non-GAAP)	n.a.	$59.7	n.m.	n.m.	n.a	138.9	n.m.	n.m.
n.m. - not meaningful
n.a. - Due to the adoption of Topic 606 as of January 1, 2017, the non-GAAP measure of gross cash generated from customer contracting activities, that was utilized by the Company in 2016, is not applicable for 2017. Gross cash generated from customer contracting activities has been provided for the three and nine months ended September 30, 2016 as it is the most comparable metric to net services revenue for the three and nine months ended September 30, 2017.

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

The following table represents a reconciliation of adjusted EBITDA and net cash generated from customer contracting activities to net income (loss), the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended September 30,		2017 vs. 2016 Change		Nine Months Ended September 30, 2017			2017 vs. 2016 Change
	2017	2016	Amount	%	2017		2016	Amount	%
	(In millions except percentages)
Net income (loss)	(3.6)	37.4	$(41.0)	(109.6)%	(18.6)		164.0	$(182.6)	(111.3)%
Net interest income	—	(0.1)	0.1	(100.0)%	$(0.1)	—	(0.2)	0.1	(50.0)%
Income tax provision (benefit)	(1.5)	24.1	(25.6)	(106.2)%	(5.1)		106.6	(111.7)	(104.8)%
Depreciation and amortization expense	4.5	2.7	1.8	66.7%	11.5		7.3	4.2	57.5%
Share-based compensation expense (1)	2.4	4.8	(2.4)	(50.0)%	8.2		23.5	(15.3)	(65.1)%
Other (2)	1.4	0.5	0.9	180.0%	2.6		20.0	(17.4)	(87.0)%
Adjusted EBITDA (non-GAAP)	3.1	69.4	(66.3)	(95.5)%	(1.6)		321.2	(322.8)	(100.5)%
Change in deferred customer billings (non-GAAP) (3)	n.a.	(65.8)	n.m.	n.m.	n.a.		(347.5)	n.m.	n.m.
Net cash generated from customer contracting activities (non-GAAP)	n.a.	$3.6	n.m.	n.m.	n.a.		$(26.4)	n.m.	n.m.
n.m. - not meaningful
n.a. - Due to the adoption of Topic 606 as of January 1, 2017, the non-GAAP measure of gross cash generated from customer contracting activities, that was utilized by the Company in 2016, is not applicable for 2017. Net cash generated from customer contracting activities has been provided for the three and nine months ended September 30, 2016 as it is the most comparable metric to adjusted EBITDA for the three and nine months ended September 30, 2017.

Due to rounding, numbers presented in this table may not add up precisely to the totals provided.

(1)
Share-based compensation expense represents the expense associated with stock options, restricted stock units and restricted stock awards granted, as reflected in our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 9, Share-Based Compensation, to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the detail of the amounts of share-based compensation expense.

(2)	Other costs consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Severance and employee benefits	$—	$(0.3)	$0.3	$2.5
Facility charges	—	—	—	0.7
Non-cash share based compensation	—	—	0.1	1.8
Reorganization-related	—	(0.3)	0.4	5.0
Transaction fees (i)	—	—	—	13.3
Defined contribution plan contributions (ii)	—	—	—	0.9
Restatement costs	—	0.8	—	0.8
Acquisition related diligence and costs (iii)	1.4	—	1.4	—
Transitioned employees restructuring expense (iv)	—	—	0.8	—
Other	1.4	0.8	2.2	15.0
Total other	$1.4	$0.5	$2.6	$20.0
(i) Costs related to retention payments and legal fees paid in connection with the closing of the Transaction (see Note 12).
(ii) Additional contributions to the Company's defined contribution plan for the year ended December 31, 2016.
(iii) Costs related to evaluating and pursuing acquisition opportunities as part of the Company’s inorganic growth strategy.
(iv) As part of the transition of Ascension personnel to the Company in conjunction with the A&R MPSA, the Company has agreed to reimburse Ascension for certain severance and retention costs related to certain Ascension employees who will not be transitioned to the Company.

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

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Revenue
Revenue decreased by $2.3 million from $125.5 million for the three months ended September 30, 2016 to $123.2 million for three months ended September 30, 2017. As noted above, the Company adopted new guidance on revenue recognition as of January 1, 2017. Under the new revenue recognition standard adopted as of January 1, 2017, we recognize revenue when a performance obligation is satisfied by transferring control over a service to a customer, which is typically over the contact term. For the three months ended September 30, 2017, we recognized $123.2 million in revenue. Prior to the adoption of the new standard, revenue was recognized when all the criteria for revenue recognition was met, which was generally upon contract renewal, termination or other contractual agreement event. For the three months ended September 30, 2016, we recognized $116.8 million in revenue due to contractual agreement events. See Note 6, Revenue Recognition, for further explanation of the Company’s revenue recognition policy related to periods starting on or after January 1, 2017.
Net Services Revenue (2017) (GAAP) compared to Gross Cash Generated from Customer Contracting Activities (2016) (non-GAAP)

Due to the adoption of Topic 606 as of January 1, 2017, the non-GAAP measure of gross cash generated from customer contracting activities, that was utilized by the Company in 2016, is not applicable for 2017. However, we have provided a year-over-year comparison of net services revenue to gross cash generated from customer contracting activities as gross cash generated from customer contracting activities for the three months ended September 30, 2016 is the most comparable metric to net services revenue for the three months ended September 30, 2017.

Net services revenue as compared to gross cash generated from customer contracting activities increased by $63.5 million, or 106.4%, from $59.7 million for the three months ended September 30, 2016, to $123.2 million for the three months ended September 30, 2017. The increase was primarily driven by the onboarding of new Ascension hospitals under the A&R MPSA.The transition to the A&R MPSA for Ascension hospitals served prior to 2016 also contributed to the increase, due to a change in classification of costs from an offset to net operating fees to cost of services due to on-boarding of employees. These two factors resulted in an increase in revenue of $59.3 million. In addition, other services fees increased by $4.1 million, driven by our PAS business.

Gross cash generated from customer contracting activities is a non-GAAP measure. Please see "Selected Consolidated Financial Data - Selected Non-GAAP Measures" for an explanation of how we calculate and use gross cash generated from customer contracting activities and for its reconciliation to revenue, the most comparable GAAP measure.
Cost of Services
Cost of services increased by $64.4 million, or 135.9%, from $47.4 million for the three months ended September 30, 2016, to $111.8 million for the three months ended September 30, 2017. The increase was primarily driven by costs associated with providing services to new Ascension hospitals. In addition, costs also increased due to the transition to the A&R MPSA, which led to change in classification of costs from an offset to net operating fees to cost of services due to on-boarding of employees (discussed above) and an increase in shared services costs driven by increased volume. These two factors resulted in an increase in costs of $61.5 million. In addition, the increase in PAS volume resulted in a $2.2 million increase in cost of services.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $1.1 million, or 6.8%, from $16.2 million for the three months ended September 30, 2016 to $15.1 million for the three months ended September 30, 2017. This decrease was primarily driven by a $2.2 million decline in stock compensation expense, offset by an increase in general and administrative costs related to scaling of the business.
Other Costs
Other costs increased by $0.9 million, from $0.5 million, or 180.0%, for the three months ended September 30, 2016, to $1.4 million for the three months ended September 30, 2017.  The increase in costs was primarily related to acquisition-related diligence expenditures.
Income Taxes
Income tax provision decreased by $25.6 million from $24.1 million income tax provision for the three months ended September 30, 2016 to a $1.5 million benefit for the three months ended September 30, 2017, primarily due to a decrease in pretax income. Our effective tax rate was approximately 29% and 39% for the three months ended September 30, 2017 and 2016, respectively. Our tax rate is affected by discrete items that may occur in any given year, but not consistent from year to year. Our rate for the three months ended September 30, 2017 was impacted by the write-off of deferred tax assets related to stock-based compensation due to the adoption of ASU 2016-09.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Revenue
Revenue decreased by $176.9 million, or 36.4%, from $486.4 million for the nine months ended September 30, 2016 to $309.5 million for nine months ended September 30, 2017. As noted above, the Company adopted new guidance on revenue recognition as of January 1, 2017. For the nine months ended September 30, 2016, revenue was recognized when all the criteria for revenue recognition was met, which was generally upon contract renewal, termination or other contractual agreement. For the nine months ended September 30, 2016, $450.2 million in revenue was recognized due to contractual agreement events related to Ascension and other RCM clients. A significant portion of this revenue related to services prior to the period of revenue recognition. For the nine months ended September 30, 2017, we recognize revenue when a performance obligation is satisfied by transferring control over a service to a customer, which is typically over the contact term. The amount recognized in 2016 associated with the contractual termination event was partially offset by services provided to new Ascension hospitals under the A&R MPSA that we were not previously servicing.
See Note 6, Revenue Recognition, for further explanation of the Company’s revenue recognition policy related to periods starting on or after January 1, 2017.
Net Services Revenue (2017) (GAAP) compared to Gross Cash Generated from Customer Contracting Activities (2016) (non-GAAP)

Due to the adoption of Topic 606 as of January 1, 2017, the non-GAAP measure of gross cash generated from customer contracting activities, that was utilized by the Company in 2016, is not applicable for 2017. However, we have provided a year-over-year comparison of net services revenue to gross cash generated from customer contracting activities as gross cash generated from customer contracting activities for the nine months ended September 30, 2016 is the most comparable metric to net services revenue for the nine months ended September 30, 2017.

Net services revenue as compared to gross cash generated from customer contracting activities increased by $170.6 million or 122.8%, from $138.9 million for the nine months ended September 30, 2016, to $309.5 million for the nine months ended September 30, 2017. The increase was primarily driven by the onboarding of new Ascension hospitals under the A&R MPSA. In addition, the increase was also driven by the transition to the A&R MPSA, which resulted in a change in classification of costs from an offset to net operating fees to cost of services due to on-boarding of employees. These two factors primarily resulted in an increase of $157.7 million in revenue. In addition, other service fees increased by $12.8 million primarily due to revenue being recognized in conjunction with the execution of PAS supplements for Ascension affiliates which were executed during 2017, as well as volume increases for Non-Ascension PAS customers.

Gross cash generated from customer contracting activities is a non-GAAP measure. Please see "Selected Consolidated Financial Data - Selected Non-GAAP Measures" for an explanation of how we calculate and use gross cash generated from customer contracting activities and for its reconciliation to revenue, the most comparable GAAP measure.
Cost of Services
Cost of services increased by $151.5 million, or 110.1%, from $137.6 million for the nine months ended September 30, 2016, to $289.1 million for the nine months ended September 30, 2017. The increase was driven by costs associated with providing services to new Ascension hospitals. In addition, costs also increased due to the transition to the A&R MPSA, which led to change in classification of costs from an offset to net operating fees to cost of services due to on-boarding of employees (discussed above) and an increase in shared service costs driven by increased volume. These two factors resulted in an increase in costs of $142.1 million. In addition, the increase in PAS volume resulted in a $6.8 million increase in cost of services.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $16.8 million, or 28.8%, from $58.4 million for the nine months ended September 30, 2016 to $41.6 million for the nine months ended September 30, 2017. This decrease was primarily due to a $13.7 million decline in stock compensation expense and $3.0 million of severance costs related to the departure of an executive officer in 2016.
Other Costs
Other costs decreased by $17.4 million, or 87.0% from $20.0 million for the nine months ended September 30, 2016, to $2.6 million for the nine months ended September 30, 2017. The decrease was primarily attributable to $13.3 million in costs related to the closing of the Transaction with Ascension Health Alliance and TowerBrook on

February 16, 2016 and $5.0 million in reorganization related costs during the nine months ended September 30, 2016, offset by $1.4 million of costs incurred during the nine months ended September 30, 2017 for acquisition-related diligence expenditures.
Income Taxes
Income tax provision decreased by $111.7 million from $106.6 million income tax provision for the nine months ended September 30, 2016 to a $5.1 million income tax benefit for the nine months ended September 30, 2017, primarily due to a decrease in pretax income. Our effective tax rate was approximately 22% and 39% for the nine months ended September 30, 2017 and 2016. Our tax rate is affected by discrete items that may occur in any given year, but not consistent from year to year. Our rate for the nine months ended September 30, 2017 was impacted by the write-off of deferred tax assets related to stock based compensation due to the adoption of ASU 2016-09.
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
Liquidity and Capital Resources
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended September 30,
	2017	2016
	(In millions)
Net cash used in provided by operating activities	$(4.3)	$(69.3)
Net cash used in investing activities	(30.1)	(9.4)
Net cash (used in) provided by financing activities	(4.4)	176.8
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Operating Activities
Cash used in operating activities improved by $65.0 million, from cash used of $69.3 million for the nine months ended September 30, 2016, to cash used of $4.3 million for the nine months ended September 30, 2017. The decrease resulted from stronger operating performance as evidenced by the improvement in adjusted EBITDA for the nine months ended September 30, 2017 as compared to net cash generated for the nine months ended September 30, 2016.
Investing Activities
Cash used in investing activities increased by $20.7 million from $9.4 million for the nine months ended September 30, 2016, to $30.1 million for the nine months ended September 30, 2017. Cash used in investing activities increased primarily due to an increase in purchases of computer hardware and software and spending on expanding our India operations.
Financing Activities
Cash provided by financing activities decreased by $181.2 million from cash provided by financing activities of $176.8 million for the nine months ended September 30, 2016 to cash used in financing activities of $4.4 million for the nine months ended September 30, 2017. This change is primarily due to the investment of $200 million by the Investor in connection with the Transaction offset by transaction costs of $21.3 million during the nine months ended September 30, 2016.
Future Capital Needs
In connection with our strategic initiatives, we plan to continue to enhance customer service by continuing our investment in technology to enable our systems to more effectively integrate with our customers’ existing technologies. We plan to continue to deploy resources to strengthen our information technology infrastructure in order to drive additional value for our customers. We also expect to continue to invest in our shared services capabilities, and selectively pursue acquisitions and/or strategic relationships that will enable us to broaden or further enhance our offerings.
Additionally, new business development remains a priority as we plan to continue to boost our sales and marketing efforts. We plan to continue to add experienced personnel to our sales organization, develop more disciplined sales processes, and create an integrated marketing capability.
We believe that our available cash balances and the cash flows expected to be generated from operations will be sufficient to satisfy our current and planned working capital and investment needs for the next twelve months. We also believe that our longer-term working capital and other general corporate funding requirements will be satisfied through cash flows from operations and, to the extent necessary, from new borrowing facilities and future financial market activities.

OFF-BALANCE SHEET OBLIGATIONS
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
The aggregate future minimum rental commitments under all noncancelable operating leases having remaining terms in excess of one year as of September 30, 2017 are as follows (in thousands):

2017	1,919
2018	7,645
2019	6,940
2020	7,144
2021	6,907
2022	3,964
Thereafter	19,037
Total	$53,556

We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial results.

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
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee because a portion of our operating expenses are incurred by our subsidiary in India and are denominated in Indian rupees. However, we do not generate any revenues outside of the United States. For both the nine months ended September 30, 2017 and 2016, 8% of our expenses were denominated in Indian rupees. As of September 30, 2017 and 2016, we had net assets of $21.1 million and $15.5 million in India, respectively. The reduction in earnings from a 10% change in U.S. dollar/Indian Rupee foreign currency spot rates would be $3.0 million and $1.3 million at September 30, 2017 and 2016, respectively.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

Other than as described below, we are presently not a party to any material litigation or regulatory proceeding and are not aware of any pending or threatened litigation or regulatory proceeding against us which, individually or in the aggregate, could have a material adverse effect on our business, operating results, financial condition or cash flows.

On July 22, 2014, we were named as a defendant in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Michigan (Anger v. Accretive Health, Inc.), seeking statutory damages, injunctive relief and attorneys’ fees. The primary allegations are that we attempted to collect debts without providing the notice required by the FDCPA and Michigan Fair Debt Collection Practices Act and failed to abide by the terms of an agreed payment plan in violation of those same statutes. On August 27, 2015, the Court granted in part and denied in part our motion to dismiss. An amended complaint was filed on November 30, 2015. Discovery was underway, but on July 15, 2016, the court postponed all deadlines in the case as the parties attempted to finalize a confidential agreement in principle to settle the case. On February 23, 2017, the parties reached a settlement in principle and filed the proposed class action settlement with the Court, which conducted a Class Action Fairness Act (CAFA) hearing on whether to approve of the settlement. Members of the putative class were notified of the settlement and were given an opportunity to object or opt-out of the settlement before the CAFA hearing on October 4, 2017. No objections to the class settlement were filed. The Court approved the settlement by Order dated October 11, 2017. Accordingly, the Company will pay the $1.3 million settlement, less amounts already paid, to a settlement fund to assist members of the class Ascension Michigan ministry patients pay off healthcare debt, to pay for class notice and administration, to pay $15,000 to each of the named class representatives and depending upon Court approval, to reimburse plaintiff’s attorneys’ fees.

In April 2015, we were named among other defendants in an employment action brought by a former employee before the MHRC alleging improper termination in retaliation for uncovering alleged Medicare fraud.  We filed our response with the MHRC on May 19, 2015 seeking that we be dismissed entirely from the action.  On June 23, 2015, the MHRC issued its Notice of Right to Sue and decision to terminate its process with respect to all charges asserted by the former employee. The plaintiff filed a parallel qui tam action in the District of Maine (Worthy v. Eastern Maine Healthcare Systems) making the same allegations, and seeking money damages, False Claims Act penalties and plaintiff’s attorneys’ fees.  The U.S. Department of Justice declined to intervene in the federal court action, and the case was unsealed in April 2015. The Company and other defendants filed motions to dismiss the Third Amended Complaint on March 21, 2016. Those motions were granted with respect to the retaliation claims, but denied with respect to the other claims by the federal district court on January 18, 2017. The parties mediated the case before the Magistrate Judge on July 24, 2017 and reached an agreement in principle, and subsequently resolved an additional contingency in order to settle the case. The settlement, which is now finalized, did not have a material impact to our consolidated financial statements.

In May 2016, we were served with a False Claims Act case brought by a former emergency department service associate who worked at a hospital of one of our customers, WHC, along with WHC and three other hospitals that were PAS clients and a place holder, John Doe hospital, representing all PAS clients (USA ex rel. Graziosi vs. Accretive Health, Inc. et. al.).  The Second Amended Complaint, which seeks monetary damages, alleges that our PAS business violates the federal False Claims Act. The case was originally filed under seal in 2013 in the federal district court in Chicago, was presented to the U.S. Attorney in Chicago twice, and the U.S. Attorneys declined to intervene. We filed a motion to dismiss the Second Amended Complaint on July 29, 2016. On March 22, 2017, the district court dismissed all claims against all hospital defendants other than Medstar Inc.’s WHC, and dismissed all claims related to TriCare-related episodes of care. The parties are currently engaged in an initial discovery phase in which the plaintiff has sought broad discovery and brought a motion to compel discovery relating to the defendants that have been dismissed. That motion was denied and we believe that we have meritorious defenses to all claims in the case, and intend to vigorously defend ourselves against these claims. The outcome is not presently determinable.

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
None.
Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated (in millions, except share and per share data):

Period	Number of Shares Purchased (1)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (in millions) (2)
July 1, 2017 through July 31, 2017	342,130	$3.67	—	$49.0
August 1, 2017 through August 31, 2017	19,988	$3.30	—	$49.0
September 1, 2017 through September 30, 2017	—	$—	—	$49.0

(1)
Amounts include strategic repurchases and repurchases of our stock related to employees’ tax withholding upon vesting of 19,988 RSAs for the month ended August 31, 2017. See Note 9, Share-Based Compensation, to our consolidated financial statements included in this Annual Report on Form 10-Q.

(2)
On November 13, 2013, the Board authorized, subject to the completion of the Restatement, the repurchase of up to $50.0 million of our common stock from time to time in the open market or in privately negotiated transactions (the "2013 Repurchase Program"). The timing and amount of any shares repurchased under the 2013 Repurchase Program will be determined by our management based on its evaluation of market conditions and other factors. The 2013 Repurchase Program may be suspended or discontinued at any time. See Note 8, Stockholders' Equity, to our consolidated financial statements included in this Annual Report on Form 10-Q.

(3)	Average price paid per share of common stock repurchased under the 2013 Repurchase Program is the execution price, including commissions paid to brokers.

Item 3.	Defaults upon Senior Securities
None

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
None

Item 6.	Exhibits

The following are filed or incorporated by reference as a part of this Quarterly Report on Form 10-Q:

(a)

Exhibit Number	Exhibit Description
10.1*	Employment Offer Letter Agreement by and between the Company and Thomas A. Lesica, dated February 16, 2017
10.2*
Form of Grant of Performance Based Restricted Stock Unit Awards pursuant to the Second Amended and Restated 2010 Stock Incentive Plan (to be used for awards to a senior vice president or executive vice president)

10.3*
Form of Grant of Performance Based Restricted Stock Unit Awards pursuant to the Second Amended and Restated 2010 Stock Incentive Plan (to be used for awards to a vice president or director-level employee)

10.4*	Form of Letter Agreement (to be used for executive vice presidents)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Document
101.PRE	XBRL Presentation Linkbase Document
*Management contract or compensatory plan or arrangement.

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
Date: October 31, 2017