Form 10-K
period 2017-12-31
R1 RCM INC.
filed 2018-03-09
CIK 1472595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-34746
 R1 RCM Inc.
(Exact name of registrant as specified in its charter)

Delaware	02-0698101
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
401 North Michigan Avenue, Suite 2700 Chicago, Illinois	60611
(Address of principal executive offices)	(Zip Code)
(312) 324-7820
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 par Value	The NASDAQ Capital Market
Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2017: $379,043,483

As of March 5, 2018, the registrant had 104,066,522 shares of common stock, par value $0.01 per share, outstanding.

Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

R1 RCM INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the federal securities laws, that involve substantial risks and uncertainties. You should not place undue reliance on these statements. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K are forward-looking statements. The words "anticipate", "believe", "designed", "estimate", "expect", "forecast", "intend", "may", "plan", "predict", "project", "target", "will" or "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about our strategy, our future operations, our future financial position, our projected costs, our prospects, our plans, objectives of management, the anticipated benefits of the services agreement with Intermountain Healthcare, the expected timing and completion of a definitive agreement with Presence Health, the timing of the closing and anticipated benefits of the pending Intermedix acquisition, the onboarding of Ascension hospitals and the expected expansion of our relationship with Ascension, the expected timing of our transition to new data centers, the expected outcome or impact of pending or threatened litigation and expected market growth. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	our ability to achieve or maintain profitability;

•	our ability to retain existing customers or acquire new customers;

•	our ability to manage our operations effectively;

•	disruptions in or damages to our shared services centers or third-party operated data centers;

•	our exposure to risks related to our growing operations in India;

•	delayed or unsuccessful implementation of our technologies or services, or unexpected implementation costs;

•	the development of markets for our RCM service offering;

•	breaches or failures of our information technologies security measures or unauthorized access to a customer’s data;

•	fluctuations in our results of operations or cash flows;

•	the loss of key personnel;

•	our ability to integrate our customers’ revenue cycle management employees;

•	negative perceptions of the collection of medical co-pays and other payments from patients;

•	negative perceptions of offshore outsourcing and proposed legislations related thereto;

•	our legal responsibility for obligations related to our employees or our customers’ employees;

•	the impact of litigation;

•	our ability to use our net operating loss carryforwards;

•	changes in tax laws and unanticipated tax liabilities;

•	our ability to realize the anticipated benefits of our acquisitions and long-term strategic partnerships;

•	our dependence on the A&R MPSA with Ascension;

•	our ability to negotiate and complete a definitive agreement with Presence Health;

•
our and Intermedix’s ability to satisfy the conditions to closing the Intermedix acquisition in the anticipated timeframe or at all and the risk that the expected benefits from the pending Intermountain acquisition will not be realized or will not be realized within the expected time period;

•	risks related to the indebtedness we intend to incur to finance the Intermedix acquisition;

•	our ability to comply with healthcare laws and regulations;

•	developments in the healthcare industry, including national healthcare reform;

•	our ability to comply with information privacy laws;

•	our ability to comply with debt collection and other consumer protection laws and regulations;

•	our ability to protect our intellectual property; and

•	other factors set forth in Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important information in the cautionary statements included in this Annual Report on Form 10-K, particularly in Part I, Item 1A “Risk Factors,” that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to the Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Unless the context indicates otherwise, references in this Annual Report to "R1 RCM," "R1," the "Company" or "company," "we," "our" and "us" mean R1 RCM Inc. and its subsidiaries.

Item 1.	Business
Overview
R1 is a leading provider of revenue cycle management ("RCM") services to healthcare providers. Our technology-enabled services help healthcare providers generate sustainable improvements in their operating margins and cash flows while also enhancing patient, physician and staff satisfaction for our customers.

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

Our primary service offering consists of end-to-end RCM, which we deploy through an operating partner relationship or a co-managed relationship. Under an operating partner relationship, we provide comprehensive revenue cycle infrastructure to providers, including all revenue cycle personnel, technology solutions and process workflow. Under a co-managed relationship, we leverage our customers’ existing RCM staff and processes, and supplement them with our infused management, subject matter specialists, proprietary technology solutions and other resources.

We also offer modular services, allowing customers to engage us for only specific components of our end-to-end RCM service offering, such as physician advisory services ("PAS") and revenue capture. Our PAS offering assists hospitals in complying with payer requirements regarding whether to classify a hospital visit as an in-patient or an out-patient observation case for billing purposes. Our revenue capture offering includes charge capture, charge description master ("CDM") maintenance and pricing services that help providers ensure they are capturing the maximum net compliant revenue for services delivered.

Once implemented, our technology solutions, processes and services are deeply embedded in our customers’ day-to-day operations. We believe our service offerings are adaptable to meet an evolving healthcare regulatory environment, technology standards and market trends.

Revenue Cycle Software and Services Market

Revenue cycle is an important function for hospital and health systems as they seek to collect payment due to them from health insurance companies and patients. Healthcare providers operate their revenue cycle with a combination of labor, software and services vendors.  Third-party vendors offer various solutions including consulting services, software and services point solutions that cover one or multiple components of the revenue cycle and full outsourcing services, among others. The Centers for Medicare and Medicaid Services (CMS) projects hospital care expenditures in the U.S. to amount to $1.2 trillion in 2018. We estimate the cost of hospital revenue cycle operations to be approximately 5% of revenue, resulting in a market size of $60 billion. Additionally, CMS projects physician care expenditures to amount to $730 million in 2018. We estimate cost of physician revenue cycle operations to be approximately 5.5% of revenue, resulting in a market size of $40 billion. According to Research and Markets, revenue cycle spend is projected to grow at a compounded annual growth rate of 12% through 2022.

Health systems are currently facing challenges in their revenue cycle operations based on several factors including: (1) more complex and clinical-outcomes based reimbursement, (2) industry consolidation amongst hospitals and across the continuum of care, (3) increasing patient responsibility of their medical bills and (4) capital constraints to invest in the revenue cycle given financial difficulties and requirements to invest in improving clinical care.  We believe these are positive trends for external vendors in the revenue cycle industry which we expect will drive further growth for the industry and our company.
Segment
All of our significant operations are organized around the single business of providing revenue cycle operations for U.S.-based health systems, inclusive of acute and ambulatory settings.
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
Our Services
Drawing on our combination of our extensive healthcare-site expertise, innovative technology and process excellence, we seek to deliver measurable economic value to our customers across our RCM solutions.
Revenue Cycle Management Offering
Our primary RCM service offering consists of comprehensive end-to-end RCM services, which address the full spectrum of revenue cycle challenges faced by healthcare providers. Our approach to deliver value for our customers is built on the R1 Performance StackSM, a holistic operating model designed to fit into a healthcare provider’s revenue cycle operations.

The R1 Performance StackSM consists of four components:

Workflow - End to end work flow differentiated on outcomes - We deploy a fully cataloged, standardized methodology for revenue cycle execution from order intake and scheduling to claim reimbursement. The approach is based on standard structures and rigorous methods, tested and proven in multiple organizations and environments.

Analytics - Performance monitoring & management system - We use hundreds of measurement methods to drive comprehensive daily accountability and to enable front-line operators to deliver on differentiated business outcomes every single day.

Operations - Scaled global delivery model & leading human capital - We bring experienced talent across global shared services, centralized analytics and deployment teams who all deliver one operating platform. Our teams understand the missions and unique needs of non-profit organizations and are trained, certified and continuously developed to deliver on customer revenue cycle needs.

Technology - Comprehensive revenue cycle work flow & analytics solutions - Our R1 Hub Technologies integrate across multiple host and payer systems and hard-wire our standard methods, operating metrics, and daily routines into an end-to-end technology platform.
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
Our end-to-end RCM agreements generally provide us with the opportunity to earn net operating fees and incentive fees. Net operating fees represent the gross base fees we charge our customers for operating the revenue cycle processes included in our agreements less corresponding costs of customers’ revenue cycle operations which we undertake to pay pursuant to our RCM agreements. Certain RCM agreements are on a fixed fee, per-use and/or volumetric basis. We help our customers reduce their revenue cycle costs by implementing new operational practices, optimizing their technology suite and deploying more efficient processes. In certain cases, we work with our customers to transfer aspects of their revenue cycle operations to our shared services centers, which typically results in lower operating costs than operating those aspects of the revenue cycle at the customers’ site.
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

•
Identifying Alternative Payment Sources. We use various methods to find payment sources for uninsured patients and reimbursement for services not covered by payers. Our patient financial screening technology and methodologies often identify federal, state or private grant sources to help pay for healthcare services. These techniques are designed to ease the financial burden on uninsured or underinsured patients, increase the percentage of patient bills that are actually paid and improve the total amount of reimbursement received by our customers.

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

•
Leveraging our Shared Services Centers. We help our customers increase their revenue cycle efficiency by implementing improved practices, streamlining work flow processes and outsourcing aspects of their revenue cycle operations to our shared services centers. Examples of services that can be completed at our shared services centers in the United States and India include pre-registration, medical transcription, cash posting, reconciliation of payments to billing records and patient and payer follow-up. By leveraging the economies of scale and experience of our shared services centers, we believe that we offer our customers better quality services at a lower cost.

We believe that these techniques are enhanced by our proprietary and integrated technology, management experience and well-developed processes. Our proprietary technology solutions include workflow automation and direct payer connection capabilities that enable revenue cycle staff to focus on problem accounts rather than on manual tasks, such as searching payer websites for insurance and benefits verification for all patients. We employ technology that identifies and isolates specific cases requiring review or action, using the same interface for all users, to automate a host of tasks that otherwise can consume a significant amount of staff time. Our proprietary technology enhances the ability of our customers' revenue cycle staff to improve their interaction with patients. We use real-time feedback from our customers to improve the functionality and performance of our technology and processes and incorporate these improvements into our service offerings on a regular basis. We strive to apply operational excellence throughout our customers' entire revenue cycle.
Modular Solutions
In 2017, in addition to our existing PAS offering, we expanded our portfolio of modular solutions to include five modules focused around key RCM performance outcomes:

•	Revenue Capture: Charge capture, CDM maintenance and pricing services that help providers ensure they are capturing the maximum net compliant revenue for services delivered.

•	High Accuracy: Full-service coding, revenue integrity services and advanced analytics that help enable revenue growth and improve operational efficiency through compliant processes and services.

•	High Yield: Appeals and underpayment services designed to improve payer yield through better recovery rates for denials and provide actionable analytics.

•	High Efficiency: Claim validation, insurance billing and claim reconciliation designed to improve collection yield while reducing costs.

•
Patient Experience: Pre-registration and financial clearance services designed to ensure adequate coverage and authorization of care. These services support patients’ financial needs and improve their experience accessing care.

Physician Advisory Services Offering
PAS consists of both concurrent review and retrospective chart audits to help our customers achieve compliant and accurate billing. We also provide customers with retrospective appeal management service support for both governmental and commercial payers. Our physicians conduct detailed retrospective reviews of medical records to identify medical necessity for hospital services and the required documentation to appropriately support an appeal. We employ trained physicians to deliver these services.
Business Update

Intermountain Services Agreement

On January 23, 2018, we entered into an Amended and Restated Services Agreement with Intermountain Healthcare (“Intermountain Healthcare” or “Intermountain”) for a ten-year term. The expanded relationship centers on providing end-to-end RCM under an operating partner relationship for fully managed revenue cycle operations across inpatient and preventative care settings. Intermountain will rely on R1 to provide and manage the full spectrum of RCM needs. Additionally, Intermountain has entered into a securities purchase agreement to acquire equity in R1, pursuant to which the Company sold to Intermountain, in private placements under the Securities Act, (i) 4,665,594 shares of common stock, at a purchase price of $4.2867 per share (representing the per share average closing price of the Company’s Common Stock for the period from January 1, 2018 to January 12, 2018), and (ii) a warrant to acquire up to 1,500,000 shares of Common Stock at an exercise price of $4.2867 per share, on the terms and subject to the conditions set forth in the Warrant Agreement, for an aggregate purchase price of $20,000,000.

Presence Health

On February 18, 2018, we announced that Presence Health has selected the Company to provide its end-to-end RCM services across the Presence Health system’s acute care hospitals and physician care settings.We signed a non-binding term sheet with Presence Health, with the expectation of completing negotiations on a definitive agreement and going live with service in the second quarter of 2018.

Intermedix Acquisition

On February 23, 2018, we entered into an Agreement and Plan of Merger (the “Intermedix Agreement”), with Intermedix Holdings, Inc. (“Intermedix”) and solely in its capacity as Securityholder Representative, Thomas H. Lee Equity Fund VI, L.P. Pursuant to the terms of the Intermedix Agreement, the Company will acquire Intermedix, including its healthcare division comprised of its physician and EMS RCM, practice management and analytics businesses, for $460 million in cash, subject to customary adjustments for cash, debt, transaction expenses and normalized working capital. We intend to fund the Intermedix acquisition and the related fees and expenses with a combination of cash on hand and new financing. Concurrently with the execution of the Intermedix Agreement, the Company entered into debt financing commitment letters. The Intermedix acquisition is expected to close in the second quarter of 2018.

Relationship with Ascension

On February 16, 2016, we entered into a long-term strategic partnership with Ascension Health Alliance, the parent of our largest customer and the nation’s largest Catholic and non-profit health system, and TowerBrook Capital Partners ("TowerBrook"), an investment management firm. As part of the transaction, we amended and restated our Master Professional Services Agreement ("A&R MPSA") with Ascension Health ("Ascension") effective February 16, 2016 with a term of ten years. Pursuant to the A&R MPSA and with certain limited exceptions, we are the exclusive provider of RCM services and PAS with respect to acute care services provided by the hospitals affiliated with Ascension that execute supplement agreements with us. In addition, at the close of the transaction, we issued to TCP-ASC ACHI Series LLLP, a limited liability limited partnership jointly owned by Ascension Health Alliance and investment funds affiliated with TowerBrook ("Investor"): (i) 200,000 shares of our 8.00% Series A Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock") for an aggregate price of $200 million and (ii) a warrant with a term of ten years to acquire up to 60 million shares of our common stock, par value $0.01 per share, at an exercise price of $3.50 per share, on the terms and subject to the conditions set forth in the Warrant Agreement ("the Warrant"). The Series A Preferred Stock is immediately convertible into shares of common stock. We refer herein to the foregoing transactions consummated on February 16, 2016 with the Investor and Ascension as the "Transaction".

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

We started onboarding the first phase of new hospitals in mid-2016, which was followed by the second phase of new hospitals in mid-2017. We have onboarded or started the onboarding process for more than 85% of the new Ascension hospitals under the A&R MPSA.We expect the final phase of hospitals to be onboarded in mid-2018. The A&R MPSA is structured as an operating partner model, whereby a significant number of Ascension’s revenue cycle employees become our employees. The operating partner model also requires the transition of the non-payroll expenses supporting a hospital’s revenue cycle operations to become direct expenses of the Company.

In May 2017, we announced the expansion of our relationship with Ascension. The expanded relationship adds a health system which was acquired by Ascension after the signing of the A&R MPSA and increases the scope of our contract by adding physician RCM services for all Ascension ministries in Wisconsin.

In February 2018, in conjunction with entering into the Intermedix Agreement, we entered into a non-binding term sheet with Ascension to provide certain revenue cycle management services for physician groups that receive services from Ascension’s National Revenue Service Center and other groups associated with Ascension hospital systems (the “Medical Group RCM Services”). The Company expects to enter into the definitive Supplement for Medical Group RCM Services at the time of the closing of the Intermedix acquisition. The execution of the supplement for Medical Group RCM Serivces on terms set forth in the term sheet is a condition to our obligation to consummate the Intermedix acquisition.
Customers
Our customers typically are single or multi-hospital healthcare systems and their respective affiliated ambulatory clinics and physician practice groups. We seek to develop strategic, long-term relationships with our customers and focus on providers that we believe understand the value of our operating model and have demonstrated success in both the provision of healthcare services and the ability to achieve financial and operational results.
Hospital systems affiliated with Ascension have accounted for a significant portion of our net services revenue each year since our formation. For the years ended December 31, 2017, 2016 and 2015, net services revenue from hospitals affiliated with Ascension accounted for 90%, 78% and 45% of our total net services revenue, respectively.
Customer Agreements
We generally provide our RCM offering pursuant to managed services agreements with our customers. In rendering our services, we must comply with customer policies and procedures regarding charity care, personnel, data security, compliance and risk management, as well as applicable federal, state and local laws and regulations. Our end-to-end RCM agreements typically span three to ten years (subject to the parties' respective termination rights). In general, our RCM agreements provide that:

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
Our agreements for modular solutions generally vary in length between one and three years. Customers pay a contractually negotiated fee for these services on a fixed fee, per-use or volumetric basis and, in certain cases, a portion of our fees are tied to the achievement of certain metrics.
Sales and Marketing

Our new business opportunities are generated by our sales and marketing team and other members of our senior management team. Our customer acquisition process utilizes traditional and non-traditional techniques to inform the marketplace of R1’s solutions. Broad outreach and interest are turned into 1-1 selling opportunities through demand generation programs and a marketing-sales pipeline management process. Initial interaction with a prospective healthcare system begins with a key decision maker reporting to executive management. The initial interaction begins by comparing the potential customer’s historical and projected results versus a standardized improvement model. The next step is a more detailed assessment of the prospect’s existing operations versus our RCM model and a review of the potential opportunities. We begin negotiations with a standardized contract that is customized, as necessary, after collaborative discussions of operational and management issues and our proposed working relationship. Our sales process for RCM managed services agreements typically lasts 6 to 18 months from the introductory meeting to the agreement’s execution, while our sales process for our modular solutions typically lasts 3 to 6 months.
Technology and Products
Technology and Product Development

Our technology and product development process begins with interaction with the marketplace and understanding of healthcare providers’ needs and challenges. Our product management team in our Chicago headquarters, working closely with our operations team, leads these efforts with product development operations facilities in the United States and India. We continue to invest in the improvement of our technology and products in order to enhance the services that we provide our customers. We devote substantial resources to our development efforts and plan at an annual, bi-annual and quarterly release level. We employ a structured system to assess the impact that potential new technologies, products or enhancements will have on net services revenue, costs, efficiency and customer satisfaction. The results of this analysis are evaluated in conjunction with our overall corporate goals when making development decisions. In addition to our technology and products development team, our operations personnel play an integral role in setting technology and product priorities in support of their objective of keeping our software operating 24 hours a day, seven days a week.
Proprietary Software Suite
Our integrated suite of RCM technology provides a layer of analytics, rules processing and workflow capabilities that interface with provider systems to optimize process efficiency and effectiveness. These technologies power the detection of defects on patient accounts and enable staff workflow at point of service areas, customer sites and our shared service centers.

•
"R1 Access" powers workflow in customer central business offices and at our scaled shared service centers for pre-registration, financial clearance and financial counseling. The platform processes patient accounts through proprietary rules engines tuned to identify defects in demographic data, authorization processes, insurance benefits and eligibility and medical necessity. Our rules engines in R1 Access are also used to calculate patient cost estimates and prior balance accounts receivables. For the uninsured, the platform helps staff triage patients to find coverage for their visit. Our technology enables staff to work on an exception basis eliminating the need for manual intervention on accounts with no exceptions identified.

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

•
"R1 Contact," our patient contact application, provides the workflow and data for patient contact center representatives. It enables effective financial discussions with patients on outstanding balances. The platform is integrated into our call center, call-routing and auto-dialer capabilities and facilitates improved outcomes through propriety process and technology approaches.

•
"R1 Insight," our proprietary contract modeling platform, is used to accurately calculate the maximum allowed reimbursement for each claim based upon models of our customer's contract with each payer. This platform is used to provide insight into the health of payer contracts and to power portions of the workflow tools described above.

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

•
"R1 Physician Advisor," assists our customers in the initiation of a service request by our PAS team. Our platform allows for the electronic submission, tracking, reviewing and auditing of patient cases referred to us. The PAS portal environment is established as a secure site that enables us to receive patient records from customer case managers and route them to our physicians for review. This workflow is supported by an analytics engine within the web portal that provides our customers the ability to improve their compliance and workflow with our real time reporting, dashboards and worklists.

•
"R1 Patient Experience," streamlines the interface for patients and physicians with the revenue cycle across all settings of care. It includes self-service appointment management, patient out-of-pocket estimation, online pre-registration and financial clearance. The technology includes web-based, mobile, tablet, kiosk and other access points, which are all connected to R1’s proprietary rules engines to reduce revenue cycle defects.

•
"R1 Automate," provides robotic process automation, data aggregation from disparate sources, desktop automation and other technologies to automate work. With this technology, repetitive transactional processes are automated, delivering operating efficiency and freeing up staff members to focus no higher-order problem solving and higher value-added work. The solutions target a wide range of functions including prior authorization, coding, accounts receivable follow-up, payment posting and credit balances, among others.

•
“R1 Chart Manager,” supports patient medical record deficiency management, by evaluating record completeness and optimizing the chart completion work flow. The application creates an intuitive user experience, queuing work by defect and providing visibility to work in process. It allows hand-offs across departments, and tracking of accountability for chart completion, in order to drive velocity and accuracy of the medical record management and coding processes. Customers generally experience improved unbilled AR days and faster cash collection by utilizing the technology.

These propriety technology applications run on an integrated platform built on a modern event driven architecture and rules engines that enhances integration of systems and operational workflows. Our applications are deployed on a highly-scalable architecture based upon Microsoft and other industry leading platforms. We offer a common experience for end-users and believe the consistent look and feel of our applications allows our customers and staff to use our software suite quickly and easily. All customer sites run the same base set of code.

Technology Operations
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

Our applications, including relevant development, testing and quality assurance environments, are hosted and operated from within industry standard, third-party enterprise-class data centers located in Alpharetta, Georgia and Philadelphia, Pennsylvania. Our internal financial application suite is hosted in various locations in a U.S.-based cloud model. The third-party partners we use for hosting are compliant with the Statement on Standards for Attestation Engagements, or SSAE, No. 16, Reporting on Controls at a Service Organization (Service Organization Controls 1). We have agreements with our hardware and system software suppliers for support 24 hours a day, seven days a week. Our operations personnel also use our resources located in our other U.S. facilities, as well as our India facilities.

Data and information regarding our customers’ patients is encrypted both when transmitted over the internet and at-rest. We have data backups that occur at appropriate intervals. In addition to serving as a back-up, these data files update the data in our online analytical processing engine, enabling the data to be more current than if only refreshed overnight.

If a combination of events were to cause a system failure, we would follow our IT incident management processes to isolate the failure and restore services. We believe that no combination of failures by our systems can impact a customer’s ability to deliver patient care because our systems run parallel to the client’s host system, which is the system of record for all patient related information.

Our third-party data centers are designed to withstand many catastrophic events such as blizzards, hurricanes and power grid anomalies. To protect against a catastrophic event in which our primary data center is destroyed and service cannot be fully restored within a few days, we store backups of our systems, applications and databases off-site, which would be utilized to make our systems and IT infrastructure operational in our secondary data center. We would re-establish operations by provisioning new servers, restoring data from the off-site backups and re-establishing connectivity with our customers’ host systems. There would be minimal changes needed on the customer host systems and no changes would need to be made on customer workstations for customers to reconnect to our systems.

As part of our 2018 IT plan, we are transitioning to new data-center hosting providers and are in the process of migrating to next-generation data-centers located in Dallas, TX, and Ashburn, VA. This transition is expected to lay the foundation to support R1’s growth and improve our scaling capabilities and is expected to be completed during 2018.
Information Security

We dedicate significant resources to protecting our customers’ confidential and protected health information ("PHI"). Our security strategy employs various practices and technologies designed to control, audit, monitor and protect access to sensitive information. With our comprehensive, cross-functional approach, we have received and maintained certification from the Health Information Trust ("HITRUST") Alliance since January 2013.  The

HITRUST Common Security Framework ("CSF"), the most widely adopted framework in the healthcare industry, provides a comprehensive set of baseline security controls that leverage nationally and internationally accepted standards, including ISO, NIST, PCI, HIPAA and COBIT.  Our HITRUST certification validates our continued commitment to compliance with the Health Insurance Portability and Accountability Act of 1996, as amended, and the regulations that have been issued under it, such as the Health Information Technology for Economic and Clinical Health Act, or HITECH Act ("HITECH")( and OMNIBUS regulations, which we collectively refer to as "HIPAA", and to state-specific security and privacy laws regarding the creation, access, storage or exchange of PHI and financial information.  With continual receipt of HITRUST CSF Certified Status, we believe we are recognized as meeting key healthcare regulations and requirements for protecting and securing sensitive private healthcare information and appropriately managing risk.
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
These types of external participants also compete with us in the field of modular solutions.
Although we believe that there are barriers to replicating our end-to-end RCM solution, competition may intensify in the future. Other companies may develop superior or more economical service offerings that healthcare providers could find more attractive than our offerings. Moreover, the regulatory landscape may shift in a direction that is more strategically advantageous to existing and future competitors.
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
Data Security and Breaches. In recent years, there have been well-publicized data breach incidents involving the improper dissemination of personal health and other information of individuals, both within and outside of the healthcare industry. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to data breach incidents, such as providing prompt notification of the breach to affected individuals and government authorities. In many cases, these laws are limited to electronic data, but states are increasingly enacting or considering stricter and broader requirements. Under the HITECH Act and its implementing regulations, business associates are also required to notify covered entities, which in turn are required to notify affected individuals and government authorities of data security breaches involving unsecured PHI. In addition, the U.S. Federal Trade Commission ("FTC") has prosecuted some data breach cases as unfair and deceptive acts or practices under the Federal Trade Commission Act ("FTC Act"). We have implemented and maintain physical, technical and administrative safeguards intended to protect all personal data, and have processes in place to assist us in complying with applicable laws and regulations regarding the protection of this data and properly responding to any security incidents.
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
Government Regulation of Reimbursement
Our customers are subject to regulation by a number of governmental agencies, including those that administer the Medicare and Medicaid programs. Accordingly, our customers are sensitive to legislative and regulatory changes in, and limitations on, the government healthcare programs and changes in reimbursement policies, processes and payment rates. During recent years, there have been numerous federal legislative and administrative actions that have affected government programs, including adjustments that have reduced or increased payments to physicians and other healthcare providers and adjustments that have affected the complexity of our work. For example, the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) established a Quality Payment Program (QPP) that requires physician groups to track and report a multitude of data relating to quality, clinical practice improvement activities, use of an electronic health record and cost. Success or failure with respect to these measures may impact reimbursement in future years. Similarly for hospitals, participation in the Medicare Value-Based Purchasing Program, which requires the reporting of quality and cost measures, can have up to a 3% impact on inpatient reimbursement from Medicare in 2018. It is possible that the federal or state governments will implement additional reductions, increases or changes in reimbursement in the future under government programs that adversely affect our customer base or increase the cost of providing our services. Any such changes could adversely affect our own financial condition by reducing the reimbursement rates of our customers.
Shortly after taking office, President Trump began a series of initiatives to reduce government regulation. Executive Order 13771 requires federal agencies to identify two existing regulations to be repealed whenever a new regulation is proposed (referred to as the “2-for-1” Executive Order). Executive Order 13777 requires each federal agency to appoint a Regulatory Reform Officer and Regulatory Reform Task Forces to ensure that agencies effectively carry out these regulatory reform initiatives. For the most part, the 2-for-1 Executive Order has not impacted government regulation of reimbursement because transfer rules, or rules that deal with the transfer of money or goods from one group to another, such as Medicare providers, are exempt from the Executive Order. However, CMS has formed a regulatory reform task force, and in the Fall of 2017 solicited public comments on regulations that could be revised or repealed to reduce the burden on health care providers. It is possible that deregulation efforts could have a positive impact on our customers in the future if administrative burdens are reduced, but at this point the impact is unclear.

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
Anti-Kickback Laws. There are numerous federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. The federal healthcare anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and certain other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Courts have construed this anti-kickback law to mean that a financial arrangement may violate this law if any one of the purposes of an arrangement is to induce referrals of federal healthcare programs, patients or business, regardless of whether there are other legitimate purposes for the arrangement. There are several limited exclusions known as safe harbors that may protect certain arrangements from enforcement penalties although these safe harbors tend to be quite narrow. Penalties for federal anti-kickback violations can be severe, and include imprisonment, criminal fines, civil money penalties with triple damages and exclusion from participation in federal healthcare programs. Anti-kickback law violations also may give rise to a civil False Claims Act ("FCA") action, as described below. Many states have adopted similar prohibitions against kickbacks and other practices that are intended to induce referrals, and some of these state laws are applicable to all patients regardless of whether the patient is covered under a governmental health program or private health plan.
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
In particular, the federal FCA prohibits a person from knowingly presenting or causing to be presented a civil false or fraudulent claim for payment or approval by an officer, employee or agent of the United States. The FCA also prohibits a person from knowingly making, using or causing to be made or used a false record or statement material to such a claim. The FCA was amended on May 20, 2009 by the Fraud Enforcement and Recovery Act of 2009 ("FERA"). Following the FERA amendments, the FCA’s "reverse false claim" provision also creates liability for persons who knowingly conceal an overpayment of government money or knowingly and improperly retain an overpayment of government funds. In addition, the Patient Protection and Affordable Care Act of 2010 ("ACA") requires providers to report and return overpayments and to explain the reason for the overpayment in writing within 60 days of the date on which the overpayment is identified, and the failure to do so is punishable under the FCA. Violations of the FCA may result in treble damages, significant monetary penalties and other collateral consequences including, potentially, exclusion from participation in federally funded healthcare programs. In 2016, penalties for FCA violations doubled and can now range from $10,781 to $21,563 per claim (up from $5,000 to $11,000). The scope and implications of the FCA amendments have yet to be fully determined or adjudicated and as a result it is difficult to predict how future enforcement initiatives may impact our business.
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
Stark Law and Similar State Laws. The Ethics in Patient Referrals Act, known as the "Stark Law", prohibits certain types of referral arrangements between physicians and healthcare entities and thus potentially applies to our customers. Specifically, under the Stark Law, absent an applicable exception, a physician may not make a referral to an entity for the furnishing of designated health service ("DHS") for which payment may be made by the Medicare program if the physician or any immediate family member has a financial relationship with that entity. Further, an entity that furnishes DHS pursuant to a prohibited referral may not present or cause to be presented a claim or bill for such services to the Medicare program or to any other individual or entity. Violations of the statute can result in civil monetary penalties and/or exclusion from federal healthcare programs. Stark Law violations also may give rise to a civil FCA action. Any such violations by, and penalties and exclusions imposed upon, our customers could adversely affect their financial condition and, in turn, could adversely affect our own financial condition.
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
Emergency Medical Treatment and Active Labor Act
The federal Emergency Medical Treatment and Active Labor Act ("EMTALA") was adopted by the U.S. Congress in response to reports of a widespread hospital emergency room practice of "patient dumping." At the time of EMTALA’s enactment, patient dumping was considered to have occurred when a hospital capable of providing the needed care sent a patient to another facility or simply turned the patient away based on such patient’s inability to pay for his or her care. EMTALA imposes requirements as to the care that must be provided to anyone who seeks care at facilities providing emergency medical services. In addition, CMS of the U.S. Department of Health and Human Services has issued final regulations clarifying those areas within a hospital system that must provide emergency treatment, procedures to meet on-call requirements, as well as other requirements under EMTALA. Sanctions for failing to fulfill these requirements include exclusion from participation in the Medicare and Medicaid programs and civil monetary penalties. In addition, the law creates private civil remedies that enable an individual who suffers personal harm as a direct result of a violation of the law to sue the offending hospital for damages and equitable relief. A hospital that suffers a financial loss as a direct result of another participating hospital’s violation of the law also has a similar right.
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
Regulation of Debt Collection Activities
The federal Fair Debt Collection Practices Act ("FDCPA") regulates persons who regularly collect or attempt to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person. Certain of our accounts receivable activities may be deemed to be subject to the FDCPA. The FDCPA establishes specific guidelines and procedures that debt collectors must follow in communicating with consumer debtors, including the time, place and manner of such communications. Further, it prohibits harassment or abuse by debt collectors, including the threat of violence or criminal prosecution, obscene language or repeated telephone calls made with the intent to abuse or harass. The FDCPA also places restrictions on communications with individuals other than consumer debtors in connection with the collection of any consumer debt and sets forth specific procedures to be followed when communicating with such third parties for purposes of obtaining location information about the consumer. In addition, the FDCPA contains various notice and disclosure requirements and prohibits unfair or misleading representations by debt collectors. Finally, the FDCPA imposes certain limitations on lawsuits to collect debts against consumers.

Debt collection activities are also regulated at the state level. Most states have laws regulating debt collection activities in ways that are similar to, and in some cases more stringent than, the FDCPA. In addition, some states require companies engaged in the collection of consumer debt to be licensed. In all states where we operate, we believe that we (a) currently hold all required licenses, (2) are in the process of requesting and retaining all applicable licenses; or, (3) are exempt from licensing.
We are also subject to the Telephone Consumer Protection Act ("TCPA"). In the process of communicating with our customers’ patients, we use a variety of communications methods. The TCPA places certain restrictions on companies that place telephone calls to consumers.
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
ICD-10
On October 1, 2015, the International Classification of Diseases 9 ("ICD-9"), which was used to report medical diagnoses and in-patient procedures was replaced by International Classification of Diseases 10 ("ICD-10"). ICD-10 affects coding for all covered entities, is significantly more complex than ICD-9 and has required system and business changes throughout the healthcare industry.
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

Consistent with common industry practices, we occasionally utilize open source software or third party software products to meet our clients' needs.
Financial Information About Geographic Areas
All of our customers are entities organized and located within the United States. We do not derive any customer revenue from countries outside the United States. See Note 6, Property, Equipment and Software, to our consolidated financial statements for information regarding the location of our long-lived assets.
Employees
As of March 5, 2018, we had approximately 9,065 full-time employees, as well as approximately 900 part-time employees. Of these employees, approximately 6,851 full-time and all part-time employees were located in the U.S., and approximately 3,100 full-time employees were located in India. Our employees are not represented by a labor union, and we consider our current employee relations to be good.
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
Information Availability
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments and exhibits to those reports are available free of charge on our website at www.r1rcm.com under the "Investor Relations" page as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the "SEC"). The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this report, unless expressly noted otherwise. Our reports filed with the SEC are also made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information about the Public Reference Room may be obtained by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available on its website at www.sec.gov.

Item 1A.	Risk Factors
Risks Relating to our Business and Industry
We may not be able to achieve or maintain profitability.
While we generated net income in 2016, we have incurred net losses in most of our recent fiscal years in accordance with United States generally accepted accounting principles ("GAAP"). We also incurred significant costs in most of our recent fiscal years including, among other things, acquisition related diligence and costs and costs related to exploration of strategic alternatives, legal defense, restructuring and/or previously settled lawsuits filed against us and we may continue to incur additional costs in connection with certain of these matters in 2018. Further, we have incurred and expect to incur additional costs for investments in technology, facilities and talent to support the anticipated growth of our business, including growth related to the expected implementation of our services under our operating partner relationships. We intend to continue to increase our operating expenses associated with sales and marketing in future years in an effort to expand our business. If our revenue does not increase to offset these increases in costs, our operating results would be adversely affected. You should not consider our historical operating results as indicative of future operating results, and we cannot assure you that we will be able to achieve or maintain profitability in the future. Each of the risks described in this "Risk Factors" section, as well as other factors, may adversely affect our future operating results.
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
In addition, despite the implementation of security measures, our infrastructure, data centers, shared services centers or systems that we interface with, including the internet and related systems, may be vulnerable to physical break-ins, improper employee or contractor access, programming errors, cyber attacks, computer viruses, malicious code, phishing attacks, denial-of-service attacks or other information security threats by third parties seeking to disrupt operations or misappropriate information or similar physical or electronic breaches of security. Any of these can cause system failure, including network, software or hardware failure, which can result in service disruptions. As a result, we may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by such breaches.
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
The market for our solutions is highly competitive and we expect competition to intensify in the future. The rapid changes in the U.S. healthcare market due to financial pressures to reduce the growth in healthcare costs and from regulatory and legislative initiatives are increasing the level of competition. We face competition from new entrants as well as the internal RCM departments of hospitals, as described above, and external participants. External participants that are our competitors in the revenue cycle market include end-to-end RCM providers, software vendors and other technology-supported RCM business process outsourcing companies, traditional consultants and information technology outsourcers. These types of external participants also compete with us in the field of physician advisory services (which services and capabilities have been or are being integrated into our RCM service offering). Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, regulations or customer requirements. We may not be able to compete successfully with these companies, and these or other competitors may introduce technologies or services that render our technologies or services obsolete or less marketable. Even if our technologies and services are more effective than the offerings of our competitors, current or potential customers might prefer competitive technologies or services to our technologies and services. Increased competition is likely to result in pricing pressures, which could adversely affect our margins, growth rate or market share.
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
If our information technology security measures are breached or fail and unauthorized access is obtained to a customer’s data, our service may be perceived as not being secure, the attractiveness of our services to current or potential customers may be reduced and we may incur significant liabilities.
Our services involve the storage and transmission of customers’ proprietary information and protected health, financial, payment and other personal information of patients. We rely on proprietary and commercially available systems, software, tools and monitoring, as well as other processes, to provide security for processing, transmission and storage of such information, and because of the sensitivity of this information, the effectiveness of such security efforts is very important. If our security measures are breached or fail as a result of third-party action, employee error, malfeasance or otherwise, someone may be able to obtain unauthorized access to customer or patient data. Improper activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our computer systems. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, and we may be unable to anticipate these techniques or to implement adequate preventive measures. Our security measures may not be effective in preventing these types of activities, and the information technology security measures of our third-party data centers and service providers may not be adequate.

To date, cyber attacks have not had a material impact on our business, results of operations or financial condition; however, we could suffer material losses in the future as a result of cyber attacks, and we are not able to predict the severity of these attacks. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the ongoing shortage of qualified cyber security professionals and the interconnectivity and interdependence of third parties to our systems. The occurrence of a cyber attack, breach, unauthorized access, misuse, computer virus or other malicious code or other cyber security event could jeopardize or result in the unauthorized disclosure, gathering, monitoring, misuse, corruption, loss or destruction of confidential information that belongs to us or our customers or PHI that is processed and stored in, and transmitted through, our computer systems and networks. The occurrence of such an event could also result in damage to our software, computers or systems, or otherwise cause interruptions or malfunctions in our, our customers’ or third parties’ operations. If a breach of our information technology security occurs, we could face damages for contract breach, penalties for violation of applicable laws or regulations, possible lawsuits by individuals affected by the breach and significant remediation costs and efforts to prevent future occurrences. Although we currently carry insurance coverage to protect ourselves against some of these risks, our inability to continue to obtain such insurance coverage at reasonable costs could also have a material adverse effect on us. In addition, whether there is an actual or a perceived breach of our information technology security, the market perception of the effectiveness of our security measures could be harmed and we could lose current or potential customers.
Our results of operations and cash flows fluctuate as a result of certain factors, some of which may be outside of our control.
The timing of any new customer additions is not likely to be uniform period to period, which can cause fluctuations in our results. Operating costs are typically higher in periods in which we add new customers because we incur expenses to implement our operating model at those customers. Further, fees billable to customers under many of our managed services agreements experience fluctuations as they are tied contractually to the level of our customers’ cash receipts. Fees have a significant effect on our cash flows, and changes in the amount of fees can cause significant fluctuations in our quarter-to-quarter operating cash flows. Our cash flows can also be impacted by the timing of operating costs.
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
We may be unsuccessful in integrating our customers’ revenue cycle management employees who become our employees under our operating partner service offering model.

Under the terms of the our agreements with certain of our customers, we expect to continue to transition a significant number of our customers’ revenue cycle management employees to our employment from time to time. For example, we began transitioning Ascension’s revenue cycle management employees in 2016, and we expect to begin transitioning Intermountain’s revenue cycle employees in 2018. We may experience difficulties in integrating these employees. Such difficulties may include the diversion of management’s attention from other business concerns. If we experience difficulties in integrating these employees, our business, results of operations and financial condition could be adversely affected.
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

Offshore outsourcing is a politically sensitive topic in the United States. For example, various organizations and public figures in the United States have expressed concern about a perceived association between offshore outsourcing providers and the loss of jobs in the United States. The Tax Jobs and Cuts Act of 2017 significantly reduced corporate taxes in part to encourage companies to keep work in the United States. Current or prospective customers may elect to perform such services themselves or may be discouraged from transferring these services from onshore to offshore providers to avoid negative perceptions that may be associated with using an offshore provider. Any slowdown or reversal of existing industry trends towards offshore outsourcing would increase the cost of delivering our services if we had to relocate aspects of our services from India to the United States where operating costs are higher.
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
Litigation has materially adversely affected our business, financial condition, operating results and cash flows and caused unfavorable publicity and may continue to do so.
We are currently and have in the past been involved in lawsuits, claims, audits and investigations related to our business. These lawsuits, claims, audits and investigations, which are described in "Part I – Item 3 – Legal Proceedings", have resulted in, and may lead to additional, unfavorable publicity for us and may continue to materially adversely affect, our business, financial condition, operating results and cash flows in various ways, including having a disruptive effect upon the operation of our business and consuming the time and attention of our senior management.
In addition, we have incurred substantial expenses in connection with these litigation matters, including substantial fees for attorneys. Although we maintain insurance that may provide coverage for some or all of these expenses, and we have given notice to our insurers of the claims, our insurers have responded, in many instances, by reserving their rights under the policies, including the rights to deny coverage under various policy exclusions. There is risk that the insurers will rescind the policies, that some or all of the claims will not be covered by such policies, or that, even if covered, our ultimate liability will exceed the available insurance.
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
As of December 31, 2017, we had approximately $182.5 million of federal net operating loss carryforwards for U.S. income tax purposes that begin to expire in 2033 and cumulative state net operating loss carryforwards of approximately $190.8 million. Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to use its net operating loss carryforwards if it experiences an "ownership change." Similar rules and limitations may apply for state income tax purposes. In the event an "ownership change" were to occur in the future, our ability to utilize our net operating losses could be limited.  If our net operating loss carryforwards are limited, and we have taxable income which exceeds the available net operating loss carryforwards for that period, we would incur an income tax liability even though net operating loss carryforwards may be available in future years prior to their expiration.
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
Changes in tax laws and unanticipated tax liabilities could adversely affect the taxes we pay and our profitability.
We are subject to income and other taxes in the U.S. and foreign jurisdictions, and our operations, plans and results are affected by tax and other initiatives around the world. In particular, we are affected by the impact of changes to tax laws or policy or related authoritative interpretations. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. While we have estimated the effects of the Tax Act, we continue to refine those estimates with the possibility they could change, and those changes could be material. We are also impacted by settlements of pending or any future adjustments proposed by taxing authorities inside and outside of the U.S. in connection with our tax audits, all of which will depend on their timing, nature and scope. Any increases in income tax rates, changes in income tax laws or unfavorable resolution of tax matters could have a material adverse impact on our financial results.
Risks Related to Ascension and the Transaction
Hospital systems affiliated with Ascension currently account for a significant portion of our net services revenue as well as our gross cash generated from contracting activities. The early termination of our A&R MPSA with Ascension, or any significant loss of business from our large customers, would have a material adverse effect on our business, results of operations and financial condition.
Hospital systems affiliated with Ascension have accounted for a significant portion of our net services revenue each year since our formation. In 2017, 2016 and 2015, net services revenue from hospitals affiliated with Ascension represented 90%, 78%, and 45% of our total net services revenue, respectively, in such periods. The early termination of the A&R MPSA, the loss of any of our other large customers or their failure to renew their managed services agreements with us upon expiration, or a reduction in the fees for our services for these customers, could have a material adverse effect on our business, results of operations and financial condition.

Our agreement with Ascension requires us to offer to Ascension service fees that are at least as low as the fees we charge any other customer receiving comparable services at comparable or lower volumes.
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
We have issued 227,483 shares of Series A Preferred Stock to the Investor. The rights of the holders of our Series A Preferred Stock with respect to dividends, distributions and payments upon liquidation rank senior to similar obligations to our common stock holders. Upon our liquidation or upon certain changes of control, the holders of our Series A Preferred Stock are entitled to receive, prior and in preference to any distribution to the holders of any other class of our equity securities, an amount equal to the greater of the outstanding principal plus all accrued and unpaid dividends on such Series A Preferred Stock (which cumulative dividends accrue at the rate of 8.0% per annum and compound quarterly) and the amount such holders would have received if such Series A Preferred Stock had been converted into common stock. Until February 16, 2023, the dividends on the Series A Preferred Stock will be paid-in-kind and thereafter such dividends may be paid in cash or paid-in-kind at the election of the Company.
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
In connection with the Transactions, we entered into a purchase agreement with the Investor and Ascension, pursuant to which we issued (i) 200,000 shares of our Series A Preferred Stock for an aggregate price of $200 million and (ii) a warrant to acquire up to 60 million shares of our common stock. As a result of this ownership, so long as certain ownership thresholds are met, the Investor, among other things, has the right to nominate a majority of the members of our board of directors ("Board") and has a consent right over certain corporate actions, including the declaration of any dividend, any amendment of the A&R MPSA, the incurrence of indebtedness in excess of $25.0 million, the acquisition of any assets or properties or the making of any capital expenditures in excess of $10.0 million, the approval of our annual budget and the hiring or termination of our chief executive officer. In addition, as of December 31, 2017, the issued and outstanding Series A Preferred Stock would represent approximately 47% of the current voting power at a meeting of our stockholders.
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
Risks Related to the Pending Acquisition of Intermedix

There is no assurance that our pending acquisition of Intermedix will be completed in a timely manner or at all. If the acquisition of Intermedix is not consummated, our business could suffer materially and our stock price could decline.

The consummation of our acquisition of Intermedix is subject to customary closing conditions, including the expiration or early termination of the waiting period under the Hart-Scott-Rodino Act of 1976, as amended. There can be no assurance that the acquisition will be consummated on the desired timeframe, or at all.

If our acquisition of Intermedix is not consummated, we may be subject to a number of material risks, and our business and stock price could be adversely affected, as follows:

•	we have incurred and expect to continue to incur significant expenses related to the acquisition of Intermedix even if the transaction is not consummated;

•
we could be obligated to pay Intermedix a $23.0 million termination fee or a $32.2 million termination fee, as applicable, depending on the circumstances, in connection with the termination of the Intermedix Agreement; and

•	the market price of our common stock may decline to the extent that the current market price reflects a market assumption that the acquisition will be completed.

We may fail to realize the anticipated benefits of the Intermedix acquisition.

The success of the acquisition of Intermedix will depend on, among other things, our ability to realize anticipated synergies and cost savings from the combination of the businesses of R1 and Intermedix. In particular, the anticipated benefits are subject to the following risks:

•	we may fail to realize the anticipated synergies and cost savings we expect from the acquisition;

•	the use of a significant portion of our cash and the incurrence of substantial indebtedness in connection with the financing of the acquisition may have an adverse effect on our liquidity;

•	we may fail to retain key employees of Intermedix;

•	we may be unable to successfully integrate personnel from the two companies, while at the same time attempting to provide consistent, high quality services;

•	future developments may impair the value of our purchased goodwill or intangible assets;

•	we may face difficulties establishing, integrating or combining operations and systems;

•	we may face challenges retaining the customers of the acquired businesses;

•	we may become responsible for unexpected liabilities, which could negatively impact our financial position and results of operations following the acquisition;

•	we may be unable to successfully integrate the additional Ascension employees contemplated by the supplement to the A&R MPSA;

•	we may encounter unforeseen internal control, regulatory or compliance issues; and

•	we may face other additional risks relating to regulatory matters, legal proceedings, tax laws or positions.

If any of these risks occur, we may not be able to realize the anticipated benefits of the acquisition, or they may take longer to realize than expected. The integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the acquisition, or could otherwise adversely affect our business and operating results.

In connection with the Intermedix acquisition, we will incur a substantial amount of indebtedness. The agreements that will govern the indebtedness to be incurred by us are expected to contain covenants that impose restrictions on our ability to operate.

We intend to fund a portion of the purchase price for the Intermedix acquisition with a new $295 million senior secured credit facility and $110 million principal amount of unsecured, subordinated notes provided by Ascension Health Alliance and investment funds affiliated with TowerBrook Capital Partners. The definitive loan documentation for this indebtedness is expected to contain certain customary representations and warranties, affirmative and negative financial covenants, indemnity obligations and events of default. This new indebtedness could have important consequences to us, including:

•
our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms, or at all;

•
any negative financial covenants contained in the debt agreements will require us to meet financial tests that may affect our flexibility in planning for, and reacting to, changes in our business, including possible acquisition opportunities;

•
we will need a substantial portion of our cash flow to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operations and future business opportunities; and

•	our debt level will make us more vulnerable than our less leveraged competitors to competitive pressures or a downturn in our business or the economy generally.

Our ability to comply with the provisions of the debt agreements may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our debt repayment obligations.
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
The healthcare industry has changed significantly in recent years and we expect that significant changes will continue to occur. The timing and impact of developments in the healthcare industry are difficult to predict. We cannot be sure that the markets for our services will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets. It is uncertain whether the Republican-controlled Congress will be able to repeal the Affordable Care Act in 2018. The repeal of the individual mandate in 2017 could lead to an increase in the uninsured population and an increase in bad debt, which could reduce revenue to hospitals and in turn impact our revenue. The adoption of other measures to reform the Medicaid program through block grants and other methods could similarly reduce hospital revenue and have an adverse effect on our business. We are unable to predict what additional healthcare initiatives, if any, will be implemented at the federal or state level, or what the ultimate effect of federal health care reform or any future legislation or regulation will have on us. Other material changes, such as the required transition to ICD-10 in October 2015, have required and will continue to require significant system and business changes throughout the healthcare industry, and may be disruptive to our customers and our business. Such disruption could result in, among other things, the imposition of significant new challenges to our ability to achieve performance targets specified under our customer contracts, as well as a need for us to redeploy resources or to obtain new resources in an effort to meet such challenges, all of which could adversely affect our business or our results of operations. Additionally, several reductions or changes to Medicare reimbursement have been enacted recently or will be implemented, which reductions and changes could reduce the amounts received by our customers and may have an adverse indirect effect on our business.
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
If we violate HIPAA, the HITECH Act or state or foreign health information privacy laws, we may incur significant liabilities, and any such violations could make it more difficult to retain existing customers or attract new customers, extend the time it takes to enter into service agreements with new customers, and result in a material adverse effect on our business, results of operations and financial condition.
HIPAA contains substantial restrictions and requirements with respect to the use and disclosure of individuals’ PHI. Under HIPAA, covered entities, including health plans, healthcare providers, and healthcare clearinghouses that conduct HIPAA-defined standard electronic transactions, are restricted in how they use and disclose PHI and must establish administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic PHI maintained or transmitted by them or by others on their behalf. Most of our customers are covered entities and we are a business associate to many of those customers under HIPAA as a result of our contractual obligations to perform certain functions on behalf of, and to provide certain services to, those customers. As a business associate, we sometimes also act as a clearinghouse in performing certain functions for our customers. In addition, although we believe that we are not a healthcare provider, if we were found to be a healthcare provider, we could have liability under the provisions of HIPAA that apply to providers as well as under state health information privacy and licensing laws. Our use and disclosure of PHI is restricted by HIPAA and the business associate agreements we are required to enter into with our covered entity customers. In 2009, HIPAA was amended by the HITECH Act to impose certain of the HIPAA privacy and security requirements directly upon business associates of covered entities and increase significantly the monetary penalties for violations of HIPAA. The HITECH Act also requires business associates to notify covered entities, who in turn must notify affected individuals and government authorities, of data security breaches involving unsecured PHI. Since the passage of the HITECH Act, enforcement of HIPAA violations has increased, as indicated by the announcement of a number of significant settlement agreements and/or sanctions by federal authorities, the pursuit of HIPAA violations by state attorneys general, and the roll-out of a new federal audit program for covered entities and business associates.
In addition to HIPAA, most states have enacted patient confidentiality laws that protect against the unauthorized disclosure of confidential medical information, and many states have adopted or are considering further legislation in this area, including privacy safeguards, security standards and data security breach notification requirements. Such state laws, if more stringent than HIPAA, are not preempted by the federal requirements, and we must comply with them even though such state laws may be subject to different interpretations by various courts and other governmental authorities. We will also become subject to the European General Data Protection Regulation, which becomes effective in May 2018, upon consummation of the Intermedix acquisition.
We have implemented and maintain physical, technical and administrative safeguards intended to protect all personal data and have processes in place to assist us in complying with applicable laws and regulations regarding the protection of this data and properly responding to any security incidents or breaches.  We have received and maintained certification from the Health Information Trust (HITRUST) Alliance since January 2013. The HITRUST Common Security Framework (CSF), the most widely adopted framework in the healthcare industry, provides a comprehensive set of baseline security controls that leverage nationally and internationally accepted standards, including ISO, NIST, PCI, HIPAA and COBIT. Our HITRUST certification validates our continued
commitment to compliance with the Security and Privacy Rules under HIPAA and to state-specific security and privacy laws regarding the creation, access, storage or exchange of PHI and financial information. Nonetheless, a knowing breach of HIPAA’s requirements could expose us to criminal liability. A breach of our safeguards and processes that is not due to reasonable cause or involves willful neglect could expose us to significant civil penalties and the possibility of civil litigation under HIPAA and applicable state law.

We have been the victim of theft of company property containing patient data in the past, and we may face similar incidents in the future, which could result in a material adverse effect on our business, results of operations and financial condition.
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
There are also numerous federal and state laws that forbid submission of false information or the failure to disclose information in connection with the submission and payment of healthcare provider claims for reimbursement. In particular, the federal FCA prohibits a person from knowingly presenting or causing to be presented a false or fraudulent claim for payment or approval by an officer, employee or agent of the United States. In addition, the FCA prohibits a person from knowingly making, using, or causing to be made or used a false record or statement material to such a claim. The FCA may be enforced by the government or by private whistleblowers under the "qui tam" provisions of the statute. Whistleblowers are entitled to a share of any recovery in a FCA case. Changes to the FCA enacted as part of the ACA make it easier for whistleblowers to bring FCA claims. Although changes may be made to the ACA, the changes to the FCA contained in the ACA will likely remain in place. Violations of the FCA may result in treble damages, significant monetary penalties, and other collateral consequences including, potentially, exclusion from participation in federally funded healthcare programs.
These laws and regulations may change rapidly, and it is frequently unclear how they apply to our business. Errors created by our proprietary applications or services that relate to entry, formatting, preparation or transmission of claim, reporting of quality or other data pursuant to value-based purchasing initiatives, or cost report information may be determined or alleged to cause the submission of false claims or otherwise be in violation of these laws and regulations. Further, our continued growth of coding and billing services provided from an offshore shared services environment necessitates comprehensive monitoring and oversight of these services to ensure a constant vigilance to quality control and regulatory compliance. Any failure of our proprietary applications or services to comply with these laws and regulations could result in substantial civil or criminal liability and could, among other things, adversely affect demand for our services, invalidate all or portions of some of our managed services agreements with our customers, require us to change or terminate some portions of our business, require us to refund portions of our base fee revenues and incentive payment revenues, cause us to be disqualified from serving customers doing business with government payers, and give our customers the right to terminate our managed services agreements with them.
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
We may not realize all of the anticipated benefits of our acquisitions and long-term strategic partnerships, or these benefits may take longer to realize than expected.

From time to time, we make strategic acquisitions or enter into long-term strategic partnerships. Transactions such as the A&R MPSA with Ascension, the amended and restated services agreement with Intermountain and the acquisition of Intermedix, and transactions that we may enter into in the future, may involve significant challenges and risks, including that the transactions do not advance our business strategy, or fail to produce satisfactory returns on our investment. Our due diligence reviews may not identify all of the issues necessary to accurately estimate the cost and potential risks of a particular transaction, including potential exposure to regulatory sanctions as a result of a target company or partner’s previous activities, unexpected costs. As a result of these risks, any future acquisition or long-term strategic partnership may not be successful, and we may not realize any benefits from any such transaction.
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
Although we paid cash dividends on our capital stock prior to our May 2010 initial public offering ("IPO") there is no assurance that we will pay cash dividends on our common stock in the foreseeable future. Any future dividend payments will be within the discretion of our Board and will depend on, among other things, our financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, provisions of applicable law and other factors that our Board may deem relevant. Additionally, pursuant to the Investor Rights Agreement between the Company and the Investor ("Investor Rights Agreement") and subject to certain ownership thresholds contained in the Investor Rights Agreement, any dividends on our common stock would require the approval of the holders of our Series A Preferred Stock that are held by the Investor or any Investor Affiliate (as defined in the Investor Rights Agreement). We may not generate sufficient cash from operations in the future to pay dividends on our common stock.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We lease our existing facilities and do not own any real estate property.
Our corporate headquarters occupy approximately 43,000 square feet in Chicago, Illinois under a lease expiring on August 31, 2030. In addition, we have a right of first offer to lease all or a portion of 21,500 sqare feet of space on another floor in the same building. We also lease office space and other facilities in Kalamazoo, Michigan; Southfield, Michigan; Birmingham, Alabama; Cape Girardeau, Missouri; Hyderabad, India; and three facilities near New Delhi, India. Pursuant to our managed services agreements with customers, we occupy space on-site at all hospitals where we provide our RCM services. We generally do not pay customers for our use of space provided by them for our use in the provision of RCM services to that customer.
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

On July 22, 2014, we were named as a defendant in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Michigan (Anger v. Accretive Health, Inc.), seeking statutory damages, injunctive relief and attorneys’ fees. The primary allegations are that we attempted to collect debts without providing the notice required by the FDCPA and Michigan Fair Debt Collection Practices Act and failed to abide by the terms of an agreed payment plan in violation of those same statutes. On February 23, 2017, the parties reached a settlement in principle and filed the proposed class action settlement with the Court, which conducted a Class Action Fairness Act ("CAFA") hearing on whether to approve of the settlement. Members of the putative class were notified of the settlement and were given an opportunity to object or opt-out of the settlement before the CAFA hearing on October 4, 2017. No objections to the class settlement were filed, and the Court approved the settlement by Order dated October 11, 2017. Accordingly, the Company paid a total $1.3 million settlement, some of which was paid to a settlement fund to assist members of the class Ascension Michigan ministry patients pay off healthcare debt to Ascension ministries.

In April 2015, we were named among other defendants in an employment action brought by a former employee of Mercy Maine Hospital before the Maine Human Rights Commission ("MHRC"), alleging improper termination in retaliation for uncovering alleged Medicare fraud.  The plaintiff filed a parallel qui tam action in the District of Maine (Worthy v. Eastern Maine Healthcare Systems) making the same allegations, and seeking money damages, FCA penalties and plaintiff’s attorneys’ fees.  The U.S. Department of Justice declined to intervene in the federal court action, and the case was unsealed in April 2015. The parties mediated the case before the Magistrate Judge on July 24, 2017 and reached an agreement in principle, and subsequently resolved an additional contingency in order to settle the case. The settlement, which is now finalized, did not have a material impact to our consolidated financial statements.

In May 2016, we were served with a FCA case brought by a former emergency department service associate who worked at a hospital of one of our customers, Washington Hospital Center ("WHC"), along with WHC and three other hospitals that were PAS clients and a place holder, John Doe hospital, representing all PAS clients (USA ex rel. Graziosi vs. Accretive Health, Inc. et. al.).  The Second Amended Complaint, which seeks monetary damages, alleges that our PAS business violates the federal FCA. The case was originally filed under seal in 2013 in the federal district court in Chicago, was presented to the U.S. Attorney in Chicago twice, and the U.S. Attorneys declined to intervene. We filed a motion to dismiss the Second Amended Complaint on July 29, 2016. On March 22, 2017, the district court dismissed all claims against all hospital defendants other than Medstar Inc.’s WHC, and dismissed all claims related to TriCare-related episodes of care. Plaintiff filed a Third Amended Complaint, seeking to add back claims related to other PAS clients in January 2018 and we have moved to dismiss all such claims related to any hospital other than WHC. That motion has been fully briefed. We believe that we have meritorious defenses to all claims in the case and intend to vigorously defend ourselves against these claims. The outcome is not presently determinable.

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On March 16, 2017, our common stock began trading on the NASDAQ Capital Market under the symbol "RCM." Prior to March 16, 2017, our common stock traded on the facilities of the OTC Markets Group, Inc. under the symbol "ACHI." From May 20, 2010 through March 14, 2014, our common stock was traded on the NYSE under the symbol "AH." Our common stock was suspended from trading on the NYSE prior to the opening of the market on March 17, 2014 (and subsequently delisted) and began trading under the symbol "ACHI" through the facilities of the OTC Markets Group, Inc. on that date.
The following table sets forth the high and low closing sales prices per share of our common stock, as reported by the OTC Markets Group, Inc. and NASDAQ, as applicable, for the periods indicated:

	Price Range
	High	Low
2016
Quarter ended March 31, 2016	$3.20	$2.40
Quarter ended June 30, 2016	$2.53	$1.74
Quarter ended September 30, 2016	$2.52	$1.50
Quarter ended December 31, 2016	$2.42	$2.15
2017
Quarter ended March 31, 2017	$2.14	$3.09
Quarter ended June 30, 2017	$4.24	$3.08
Quarter ended September 30, 2017	$3.85	$3.08
Quarter ended December 31, 2017	$4.51	$3.49
The closing sale price per share of our common stock, as reported by the NASDAQ, on March 5, 2018 was $6.25. As of March 5, 2018, there were approximately 37 stockholders of record of our common stock and approximately 4,000 beneficial holders.
Dividends
We did not pay any dividends on our common stock during the years ended December 31, 2017 and 2016. We currently intend to retain earnings, if any, to finance the growth and development of our business, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board and will depend on, among other things, our financial condition, results of operations, capital expenditure requirements, contractual restrictions, provisions of applicable law and other factors that the Board deems relevant. Additionally, pursuant to the Investor Rights Agreement between the Company and the Investor, subject to certain ownership thresholds contained in the Investor Rights Agreement, any dividends on our common stock would require the approval of the holders of our Series A Preferred Stock that are held by the Investor or any Investor Affiliate (as defined in the Investor Rights Agreement).

Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated (in thousands, except share and per share data):

Period	Number of Shares Purchased (1)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (in millions) (2)
October 1, 2017 through October 31, 2017	—	$—	—	$49.0
November 1, 2017 through November 30, 2017	—	$—	—	$49.0
December 1, 2017 through December 31, 2017	—	$—	—	$49.0

(1)
Include strategic repurchases and repurchases of our stock related to employees’ tax withholding upon vesting of restricted stock. See Note 10, Share-Based Compensation, to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)
On November 13, 2013, the Board authorized, subject to the completion of the restatement of our financial statements, the repurchase of up to $50.0 million of our common stock from time to time in the open market or in privately negotiated transactions (the "2013 Repurchase Program"). The timing and amount of any shares repurchased under the 2013 Repurchase Program will be determined by our management based on its evaluation of market conditions and other factors. The 2013 Repurchase Program may be suspended or discontinued at any time. See Note 9, Stockholders' Equity (Deficit), to our consolidated financial statements included in this Annual Report on Form 10-K.

(3)	Average price paid per share of common stock repurchased under the 2013 Repurchase Program is the execution price, including commissions paid to brokers.

Stock Price Performance Graph

The following graph compares the change in the cumulative total return (including the reinvestment of dividends) on our common stock to the change in the cumulative total return on the stocks included in the NYSE Composite Index and NASDAQ Health Care Index over the period from December 31, 2012 through December 31, 2017. The graph assumes an investment of $100 made in our common stock on December 31, 2012. We did not pay any dividends during the period reflected in the graph.

$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
R1 RCM Inc.
NYSE Composite Index
NASDAQ Health Care

COMPARISON OF CUMULATIVE TOTAL RETURN

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
R1 RCM Inc.	$100	79.1	59.24	27.63	19.43	38.08
NYSE Composite Index	$100	123.18	128.37	120.13	130.95	151.7
NASDAQ Health Care Index	$100	157.04	201.75	215.58	179.12	217.28
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
We derived the consolidated statements of operations and comprehensive income (loss) data for the years ended December 31, 2017, 2016, and 2015, and the consolidated balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements, which are included in this Annual Report on Form 10-K. We derived the consolidated statement of operations and comprehensive income (loss) data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 from our audited consolidated financial statements and audited restated consolidated financial statements, which are not included in this Annual Report on Form 10-K.
Beginning with the quarter ended March 31, 2017, the Company changed the presentation in its financial statements to be stated in millions instead of thousands.  Therefore, previously reported amounts may differ due to rounding.
Selected Financial Data

		Year Ended December 31,
	2017	2016	2015	2014	2013
	(In millions, except per share data)
Consolidated Statement of Operations Data:
Net services revenue	$449.8	$592.6	$117.2	$210.1	$504.8
Operating expenses:
Cost of services	416.3	199.7	169.0	182.1	186.8
Selling, general and administrative	56.3	74.1	75.0	69.9	79.9
Restatement and other	4.7	20.8	9.3	86.7	34.0
Total operating expenses	477.3	294.7	253.3	338.8	300.7
Income (loss) from operations	(27.5)	297.9	(136.0)	(128.7)	204.1
Net interest income (expense)	0.2	0.3	0.2	0.3	0.3
Net income (loss) before income tax provision	(27.3)	298.2	(135.8)	(128.4)	204.4
Income tax provision (benefit)	31.5	121.1	(51.6)	(48.7)	74.3
Net income (loss)	$(58.8)	$177.1	$(84.3)	$(79.7)	$130.1
Net income (loss) per common share
Basic	$(0.75)	$0.65	$(0.87)	$(0.83)	$1.36
Diluted	$(0.75)	$0.65	$(0.87)	$(0.83)	$1.34

	As of December 31,
	2017	2016	2015	2014	2013
	(In millions, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$164.9	$181.2	$103.5	$145.2	$228.9
Working capital (1)	$112.4	$137.7	$24.2	$41.6	$124.0
Total assets	$336.0	$415.1	$460.3	$446.4	$510.0
Non-current liabilities	$23.4	$120.7	$441.0	$325.5	$202.8
Total stockholders’ equity (deficit)	$33.4	$(12.3)	$(213.3)	$(142.2)	$(85.6)

(1)
We define working capital as total current assets excluding the current portion of deferred tax assets pertaining to the current portion of deferred customer billings, less total current liabilities excluding the current portion of deferred customer billings. We exclude the current portion of deferred customer billings and related deferred tax assets from the definition of working capital due to the nature of these balances. We adopted the provisions of Accounting Standards Update 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (Topic 740), or ASU 2015-17, on a prospective basis for the reporting period ended December 31, 2015. Consequently, under the guidance of ASU 2015-17, deferred tax assets were classified as non-current in the consolidated balance sheet for the reporting period ended December 31, 2015, 2016 and 2017. As permitted by ASU 2015-17, the current and non-current deferred tax assets were not retroactively adjusted for the prior reporting periods ended December 31, 2014 and 2013.
Non-GAAP Measures
As of January 1, 2017, the Company adopted Topic 606, Revenue from Contracts with Customers (“Topic 606”) and thus for the year ended December 31, 2017, the Company followed the guidance under Topic 606. Under the newly adopted guidance, revenue is measured based on consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a service to a customer, which is typically over the contract term. Estimates of variable consideration are included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once the uncertainty is resolved. See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements for additional information.
For the years ended December 31, 2016, 2015, 2014 and 2013, we typically invoiced customers for base fees and incentive fees on a quarterly or monthly basis, and typically received cash from customers on a similar basis. For GAAP reporting purposes, we only recognized those net operating fees and incentive fees as net services revenue to the extent that all the criteria for revenue recognition were met, which was generally upon contract renewal, termination or other contractual agreement event. As such, net operating and incentive fees were typically recognized for GAAP purposes in periods subsequent to the periods in which the services are provided. Therefore, our net services revenue and other items in our GAAP consolidated financial statements typically included the effects of billings and collections from periods prior to the period in which revenue was recognized.
Prior to the adoption of Topic 606, management utilized certain non-GAAP financial measures in financial and operational decision-making due to net services revenue and other items in our GAAP consolidated financial statements typically including the effects of billings and collections from periods prior to the period in which revenue was recognized. For periods prior to 2017, we supplement our consolidated financial statements that have been prepared in accordance with GAAP with the following non-GAAP financial measures: gross and net cash generated from customer contracting activities. The non-GAAP measures of gross and net cash generated from customer contracting activities, that were utilized by the Company prior to 2017, are the metrics most comparable to net services revenue and net income, respectively. The Company will provide these metrics for comparability in light of the differences in our revenue recognition year over year.
In order to provide a more comprehensive understanding of the information used by our management team in financial and operational decision-making, we supplement our consolidated financial statements that have been prepared in accordance with GAAP with the non-GAAP financial measure of adjusted EBITDA. Adjusted EBITDA is utilized by our Board and management team as (i) one of the primary methods for planning and forecasting overall expectations and for evaluating actual results against such expectations; and (ii) as a performance evaluation metric in determining achievement of certain executive incentive compensation programs, as well as for incentive compensation plans for employees.
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
Selected Non-GAAP Measures
For each of the periods indicated, the following table presents selected non-GAAP measures and the most comparable GAAP measures. See below for an explanation of how we calculate and use these non-GAAP measures, and for a reconciliation of these non-GAAP measures to the most comparable GAAP measures. See "Selected Financial Data" above for a presentation of net income (loss), the most comparable GAAP measure to adjusted EBITDA and net cash generated for customer contracting activities, and net services revenue, the most comparable GAAP measure to gross cash generated from customer contracting activities.

	Year End December 31,
	2017	2016	2015	2014	2013
	(in millions)
Non-GAAP Measures:
Adjusted EBITDA	$4.1	$357.0	$(86.6)	$(15.7)	$268.7
Net cash generated from customer contracting activities	n.a.	$(26.8)	$26.4	$7.8	$15.6
Gross cash generated from customer contracting activities	n.a.	$208.7	$230.2	$233.6	$251.6
n.a. - Due to the adoption of Topic 606 as of January 1, 2017, the non-GAAP measure of gross cash generated from customer contracting activities, that was utilized by the Company in 2016, is not applicable for 2017. Gross cash generated from customer contracting activities has been provided for the year ended December 31, 2016 as it is the most comparable metric to net services revenue for the year ended December 31, 2017.
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
These non-GAAP measures are used throughout this Annual Report on Form 10-K including in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

	Year End December 31,
	2017		2016	2015	2014	2013
			( in thousands)
Net income (loss) (GAAP)	$(58.8)		$177.1	$(84.3)	$(79.6)	$130.1
Net interest (income) expense	(0.2)	—	(0.3)	(0.2)	(0.3)	(0.3)
Income tax provision (benefit)	31.5		121.1	(51.6)	(48.7)	74.3
Depreciation and amortization expense	16.3		10.2	8.5	6.0	6.8
Share-based compensation expense (1)	10.7		28.1	31.7	20.2	23.8
Other (2)	4.7		20.8	9.3	86.8	34.0
Adjusted EBITDA (Non-GAAP)	4.1		357.0	(86.6)	(15.7)	268.7
Change in deferred customer billings (3)	n.a.		(383.9)	112.9	23.4	(253.1)
Net cash generated from customer contracting activities (Non-GAAP)	n.a.		(26.8)	26.4	7.8	15.6
Net services revenue (GAAP)	$449.8		$592.6	$117.2	$210.1	$504.8
Change in deferred customer billings (3)	n.a.		(383.9)	112.9	23.4	(253.1)
Gross cash generated from customer contracting activities (Non-GAAP)	n.a.		$208.7	$230.2	$233.6	$251.6
n.a. - Due to the adoption of Topic 606 as of January 1, 2017, the non-GAAP measure of gross cash generated from customer contracting activities, that was utilized by the Company in 2016, is not applicable for 2017. Gross cash generated from customer contracting activities has been provided for the year ended December 31, 2016 as it is the most comparable metric to net services revenue for the year ended December 31, 2017.

(1)
Share-based compensation expense represents the expense associated with stock options, RSAs and RSUs granted, as reflected in our Consolidated Statements of Operations. See Note 10, Share-Based Compensation, to the consolidated financial statements included in this Annual Report on Form 10-K for the detail of the amounts of share-based compensation expense.

(2)	Other costs consist of the following (in millions):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Severance and employee benefits	$0.3	$3.5	$0.6	$9.2	$4.0
Facility charges	—	1.1	2.6	5.0	—
Non-cash share based compensation	0.1	1.8	—	7.9	1.2
Reorganization-related	0.4	6.4	3.2	22.1	5.2
Transaction fees	—	12.7	—	57.3	—
Defined contribution plan contributions	—	0.5	—	—	—
Restatement costs	—	1.2	2.5	—	23.1
Acquisition related diligence and costs	3.1	—	—	—	—
Transitioned employees restructuring expense	1.2	—	—	—	—
Strategic Alternative Exploration	—	—	3.8	—	—
Prior year employment tax expense	—	—	(0.2)	0.9	—
Office Transformation	—	—	—	6.5	—
Litigation	—	—	—	—	5.7
Other	4.3	14.4	6.1	64.7	28.8
Total other	$4.7	$20.8	$9.3	$86.8	$34.0

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. Please review "Risk Factors" of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a leading provider of RCM services to healthcare providers. We help healthcare providers generate sustainable improvements in their operating margins and cash flows while also enhancing patient, physician and staff satisfaction for our customers.
While we cannot control the changes in the regulatory environment imposed on our customers, we believe that our role becomes increasingly more important to our customers as macroeconomic, regulatory and healthcare industry conditions continue to impose financial pressure on healthcare providers to manage their operations effectively and efficiently.
Our primary service offering consists of end-to-end RCM, which we deploy through an operating partner relationship and a co-managed relationship. Under an operating partner relationship, we provide comprehensive revenue cycle infrastructure to providers, including all revenue cycle personnel, technology and process workflow. Under a co-managed relationship, we leverage our customers’ existing RCM staff and processes, and supplement them with our infused management, subject matter specialists, proprietary technology and other resources.

We also offer modular services, allowing customers to engage us for only specific components of our end-to-end RCM service offering, such as PAS and revenue capture. Our PAS offering assists hospitals in complying with payer requirements regarding whether to classify a hospital visit as an in-patient or an out-patient observation case for billing purposes. Our revenue capture offering includes charge capture, CDM maintenance and pricing services that help providers ensure they are capturing the maximum net compliant revenue for services delivered.
We operate our business as a single segment configured with our significant operations and offerings organized around the business of providing end-to-end RCM services to U.S.-based hospitals and other healthcare providers.
Summary of Operations
In 2017, we completed several initiatives which we expect to position us to better serve our customers and grow our business:

•
In January, we renamed the company and launched the R1 brand, designed to establish our brand identity and improve our marketing efforts with prospective customers. Our new brand reflects our vision to be the one revenue cycle partner for healthcare providers across care settings and payment models.

•	In March, we listed the company on the Nasdaq Capital Market under the ticker symbol “RCM”.

•
In May, we announced the expansion of our relationship with Ascension in the Wisconsin market. The expanded relationship increased both the size and scope of our contract. Specifically, we added a health system which was acquired by Ascension subsequent to the signing of the MPSA in 2016, and we increased the scope of our contract by adding physician RCM services for all Ascension ministries in Wisconsin.

•
In June, we announced the expansion of our portfolio of modular solutions. Our modular solutions are designed to allow an easier entry point for potential customers vis-à-vis our end-to-end offering, while leveraging our extensive operating experience, proven methods, performance analytics, broad infrastructure and proprietary technology - all delivered as-a-service to healthcare providers.

•	In August, we appointed a new chief commercial officer to drive our customer growth initiatives, including sales, marketing, product management and solution development.

•
In the third quarter, we announced a strategic partnership with a third-party vendor to improve the patient experience across both ambulatory and inpatient settings. We launched this effort at three pilot sites in the third quarter and plan to broadly roll it out to our customer base in 2018.

•
In the second half 2017, we generated positive cash flows from operations and reduced our loss from operations by over $4 million compared to the first half of 2017. In addition, we returned to generating positive adjusted EBITDA and free cash flow (defined as cash flow from operations, less capital expenditures) following an approximately 18-month period of negative adjusted EBITDA and free cash flow due to investments and upfront costs associated with onboarding new business under the A&R MPSA.

Net Services Revenue
Revenues from our RCM agreements consist primarily of net operating fees and incentive fees that are primarily performance-based and/or contingent fees. The following table summarizes the composition of our net services revenue for the years ended December 31, 2017, 2016 and 2015:

	Year ended December 31,
	2017		2016		2015
	(in millions)
RCM services: net operating fees	$374.8	83.3%	$368.8	62.2%	$66.2	56.5%
RCM services: incentive fees	29.0	6.4%	191.3	32.3%	20.3	17.3%
RCM services: other	13.6	3.0%	16.3	2.8%	16.4	14.0%
Other services fees	32.4	7.2%	16.1	2.7%	14.3	12.2%
Total net services revenue	$449.8	100.0%	$592.6	100.0%	$117.2	100.0%
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

Estimates of Cost of Customers’ Revenue Cycle Operations
Cost of customers’ revenue cycle operations consist of invoiced costs from customers and estimated costs not yet invoiced. These costs consist of payroll and third-party non-payroll costs. Customers’ payroll costs are reasonably estimable; however, we are dependent upon information generated from our customers’ records to determine the amount of third-party non-payroll costs. We estimate the amount of non-payroll costs incurred but not invoiced in order to properly calculate Net Operating Fees at the end of each reporting period. Such estimated costs are based on contractually allowable expenses, historical reimbursed costs and estimated lag in the timing of receipt of information for third-party non-payroll costs. The timing difference includes the lag between the services rendered by third-party vendors and their billings to our customers. The liabilities for such costs are included in accrued service costs and are part of the customer liabilities balance in the consolidated balance sheet. These estimates are based on the best available information and are subject to future adjustments based on additional information received from our customers.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of expenses for executives, sales, corporate IT, legal, regulatory compliance, finance and human resources personnel, professional service fees related to external legal, tax, audit and advisory services, insurance premiums, facility charges and other corporate expenses.
Other Costs
Other costs include reorganization-related expenses and certain other costs. We have initiated restructuring plans consisting of reductions in our workforce in certain corporate, administrative, operations and management functions. Reorganization costs consist primarily of severance payments, employee benefits and share-based compensation expense for accelerated awards. In 2017, we incurred costs relating to evaluating and pursuing acquisition opportunities as part of the Company’s inorganic growth strategy. Additionally, as part of the transition of Ascension personnel to the Company in conjunction with the A&R MPSA, the Company has agreed to reimburse Ascension for certain severance and retention costs related to certain Ascension employees who will not be transitioned to the Company.
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

Revenue Cycle Management

RCM services fees are primarily variable and performance related, and are generally viewed as the consideration earned in satisfaction of a single performance obligation. RCM services fees consist of net operating fees, incentive fees and other fees.

Net Operating Fees

The Company’s net operating fees consist of:

i) gross base fees invoiced to customers; less

ii) corresponding costs of customers’ revenue cycle operations which the Company pays pursuant to its RCM agreements, including salaries and benefits for the customers' RCM personnel, and related third-party vendor costs.

The Company recognizes revenue related to net operating fees ratably as the performance obligation for the RCM services is satisfied. Base fees are typically billed in advance of the quarter and paid in three monthly payments as the Company performs and the customer simultaneously receives and consumes the benefits provided by the services provided. The costs of customers’ revenue cycle operations which the company pays pursuant to its RCM agreements are accrued based on the service period.

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

RCM Other

The Company recognizes revenue related to other RCM Other fees as RCM services are provided. These services typically consist of the Company's modular RCM services offering, which consists of an obligation to provide services for a specific component of its end-to-end RCM service offering. Fees are typically variable in nature with the entire amount being included in revenue in the month of service. The customer simultaneously receives and consumes the benefits provided by the services and the fees are typically billed on a monthly basis with payment terms of up to 30 days. To the extent that certain service fees are fixed and not subject to refund, adjustment or concession, these fees are generally recognized into revenue ratably as the performance obligation is satisfied.

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
The Tax Act was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. At December 31, 2017, the Company has not completed the accounting for the tax effects of enactment of the Tax Act. However, the Company has made a reasonable estimate of the effects on the existing deferred tax balances and the one-time transition tax. For these items, a provisional net tax cost of approximately $38.2 million has been recognized and is included as a component of provision for income taxes from continuing operations for the year ended December 31, 2017.
Provisional amounts: Deferred tax assets and liabilities: The Company remeasured certain U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Tax Act and refining the calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. For the year ended December 31, 2017, a provisional amount was recorded related to the remeasurement of the deferred tax balance, resulting in a provision for income taxes benefit of approximately $35.2 million.
Foreign tax effects: The one-time transition tax is based on the total post-1986 foreign earnings and profits ("E&P") that the Company had previously deferred from U.S. income taxes. A provisional amount was recorded for the one-time transition tax liability, resulting in a provision for income taxes cost of approximately $3.0 million. The Company has not yet completed the calculation of the total post-1986 foreign E&P. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the calculation of post-1986 foreign E&P and the amounts held in cash or other specified assets are finalized.
See Note 12, Income Taxes, to our consolidated financial statements included in this Annual Report on Form 10-K for additional information on income taxes.
Share-Based Compensation Expense

We determine the expense for all employee share-based compensation awards by estimating their fair value and recognizing that value as an expense, on a ratable basis, in our consolidated financial statements over the requisite service period in which our employees earn the awards. The fair value of performance and service condition stock options is calculated using the Black-Scholes option pricing model and, for market condition stock awards, the fair value is estimated using Monte Carlo simulations.
To determine the fair value of a share-based award using the Black-Scholes option pricing model, we make assumptions regarding the risk-free interest rate, expected future volatility and expected life of the award. These inputs are subjective and generally require significant analysis and judgment to develop. We aggregate all employees into one pool for valuation purposes. The risk-free rate is based on the U.S. treasury yield curve in effect at the time of grant. We estimate the expected volatility of our share price by reviewing the historical volatility levels of our common stock in conjunction with that of public companies that operate in similar industries or are similar in terms of stage of development or size and then projecting this information toward its future expected volatility. We exercise judgment in selecting these companies, as well as in evaluating the available historical and implied volatility for these companies. We calculate the expected term in years for each stock option using a simplified method based on the average of each option’s vesting term and original contractual term. We apply an estimated forfeiture rate derived from our historical data and our estimates of the likely future actions of option holders when recognizing the share-based compensation expense of the options.
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
Results of Operations
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
The following table provides consolidated operating results and other operating data for the periods indicated:

	Year Ended December 31,		2017 vs. 2016 Change
	2017	2016	Amount	%
	(In millions)
Consolidated statement of operations Data:
RCM services: net operating fees	$374.8	$368.8	$6.0	1.6%
RCM services: incentive fees	29.0	191.3	(162.3)	(84.8)%
RCM services: other	13.6	16.3	(2.7)	(16.6)%
Other services fees	32.4	16.1	16.3	101.2%
Total net services revenue	449.8	592.6	(142.8)	(24.1)%
Operating expenses:
Cost of services	416.3	199.7	216.6	108.5%
Selling, general and administrative	56.3	74.1	(17.8)	(24.0)%
Other	4.7	20.8	(16.1)	(77.4)%
Total operating expenses	477.3	294.7	182.6	62.0%
Income (loss) from operations	(27.5)	297.9	(325.4)	(109.2)%
Net interest income	0.2	0.3	(0.1)	(33.3)%
Net income (loss) before income tax provision	(27.3)	298.2	(325.5)	(109.2)%
Income tax provision (benefit)	31.5	121.1	(89.6)	(74.0)%
Net income (loss)	(58.8)	177.1	(235.9)	(133.2)%
The following table represents a reconciliation of gross cash generated from customer contracting activities to net services revenue, the most comparable GAAP measure, for each of the periods indicated:

	Year Ended December 31,		2017 vs. 2016 Change
	2017	2016	Amount	%
	(In millions)
RCM services: net operating fees	374.8	368.8	6.0	1.6%
RCM services: incentive fees	29.0	191.3	(162.3)	(84.8)%
RCM services: other	13.6	16.3	(2.7)	(16.6)%
Other services fees	32.4	16.1	16.3	101.2%
Net Services Revenue	449.8	592.6	$(142.8)	(24.1)%
Change in deferred customer billings (non-GAAP) (1)	n.a.	(383.9)	n.m.	n.m.
Gross cash generated from customer contracting activities (non-GAAP)	n.a.	208.7	n.m.	n.m.

n.m. - not meaningful
n.a. - Due to the adoption of Topic 606 as of January 1, 2017, the non-GAAP measure of gross cash generated from customer contracting activities, that was utilized by the Company in 2016, is not applicable for 2017. Gross cash generated from customer contracting activities has been provided for the year ended December 31, 2016 as it is the most comparable metric to net services revenue for the year ended December 31, 2017.

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

The following table represents a reconciliation of adjusted EBITDA and net cash generated from customer contracting activities to net income (loss), the most comparable GAAP measure, for each of the periods indicated:

	Year Ended December 31,			2017 vs. 2016 Change
	2017		2016	Amount	%
	(In millions)
Net income (loss)	(58.8)		177.1	(235.9)	(133.2)%
Net interest income	(0.2)	—	(0.3)	0.1	(33.3)%
Income tax provision (benefit)	31.5		121.1	(89.6)	(74.0)%
Depreciation and amortization expense (GAAP)	16.3		10.2	6.1	59.8%
Share-based compensation expense (GAAP)(1)	10.7		28.1	(17.4)	(61.9)%
Other (GAAP)(2)	4.7		20.8	(16.1)	(77.4)%
Adjusted EBITDA (non-GAAP)	4.1		357.0	(352.9)	(98.9)%
Change in deferred customer billings (non-GAAP) (3)	n.a.		(383.9)	n.m.	n.m.
Net cash generated from customer contracting activities (non-GAAP)	n.a.		(26.8)	n.m.	n.m.
n.m. - not meaningful
n.a. - Due to the adoption of Topic 606 as of January 1, 2017, the non-GAAP measure of gross cash generated from customer contracting activities, that was utilized by the Company in 2016, is not applicable for 2017. Net cash generated from customer contracting activities has been provided for theyear ended December 31, 2016 as it is the most comparable metric to adjusted EBITDA for the year ended December 31, 2017.

Due to rounding, numbers presented in this table may not add up precisely to the totals provided.

(1)
Share-based compensation expense represents the expense associated with stock options, restricted stock units and restricted stock awards granted, as reflected in our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 10, Share-Based Compensation, to the Consolidated Financial Statements included in this Annual Report on Form 10-K for the detail of the amounts of share-based compensation expense.

(2)	Other costs consist of the following (in millions):

	Year Ended December 31,
	2017	2016
Severance and employee benefits	$0.3	$3.5
Facility charges	—	1.1
Non-cash share based compensation	0.1	1.8
Reorganization-related	0.4	6.4
Transaction fees	—	12.7
Defined contribution plan contributions	—	0.5
Restatement costs	—	1.2
Acquisition related diligence and costs	3.1	—
Transitioned employees restructuring expense	1.2	—
Other	4.3	14.4
Total other	$4.7	$20.8

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

Revenue
Revenue decreased by $142.8 million, or 24.1%, from $592.6 million for the year ended December 31, 2016 to $449.8 million for the year ended December 31, 2017. As noted above, the Company adopted new guidance on revenue recognition as of January 1, 2017. Under the new revenue recognition standard, we recognize revenue when a performance obligation is satisfied by transferring control over a service to a customer, which is typically over the contract term. For the year ended December 31, 2017, we recognized $449.8 million in revenue. Prior to the adoption of the new standard, revenue was recognized when all the criteria for revenue recognition was met, which was generally upon contract renewal, termination or other contractual agreement event. For the year ended December 31, 2016, we recognized $557.8 million in revenue due to contractual agreement events. See Note 7,

Revenue Recognition, for further explanation of the Company’s revenue recognition policy related to periods starting on or after January 1, 2017.

Net Services Revenue (2017) (GAAP) compared to Gross Cash Generated from Customer Contracting Activities (2016) (non-GAAP)

Due to the adoption of Topic 606 as of January 1, 2017, the non-GAAP measure of gross cash generated from customer contracting activities, that was utilized by the Company in 2016, is not applicable for 2017. However, we have provided a year-over-year comparison of net services revenue to gross cash generated from customer contracting activities as gross cash generated from customer contracting activities for the year ended December 31, 2016 is the most comparable metric to net services revenue for the year ended December 31, 2017.

Net services revenue as compared to gross cash generated from customer contracting activities increased by $241.1 million, or 115.5%, from $208.7 million for the year ended December 31, 2016, to $449.8 million for the year ended December 31, 2017. The increase was primarily driven by the onboarding of new Ascension hospitals under the A&R MPSA.The transition to the A&R MPSA for Ascension hospitals served prior to 2016 also contributed to the increase, due to a change in classification of costs from an offset to net operating fees to cost of services due to on-boarding of employees. These two factors resulted in an increase in revenue of $247.9 million. In addition, other services fees increased by $16.5 million, driven by our PAS service offering. These increases were partially offset by customer terminations of approximately $21.9 million.

Gross cash generated from customer contracting activities is a non-GAAP measure. Please see "Selected Consolidated Financial Data - Selected Non-GAAP Measures" for an explanation of how we calculate and use gross cash generated from customer contracting activities and for its reconciliation to revenue, the most comparable GAAP measure.
Cost of Services
Cost of services increased by $216.6 million, or 108.5%, from $199.7 million for the year ended December 31, 2016, to $416.3 million for the year ended December 31, 2017. The increase was primarily driven by costs associated with providing services to new Ascension hospitals. In addition, costs also increased due to the transition to the A&R MPSA, which led to change in classification of costs from an offset to net operating fees to cost of services due to on-boarding of employees (discussed above) and an increase in shared services costs driven by increased volume. In addition, the increase in PAS volume resulted in a $8.5 million increase in cost of services.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $17.8 million, or 24.0%, from $74.1 million for the year ended December 31, 2016 to $56.3 million for the year ended December 31, 2017. The decrease was primarily due to a decrease in stock compensation expense.
Other Costs
Other costs decreased by $16.1 million, from $20.8 million for the year ended December 31, 2016, to $4.7 million for the year ended December 31, 2017.  The decrease was primarily attributable to $13.1 million in costs related to retention payments paid in connection with the closing of the Transaction with Ascension Health Alliance and TowerBrook on February 16, 2016 and $5.5 million in reorganization related costs during the year ended December 31, 2016 offset by $3.1 million in acquisition-related diligence expenditures in 2017.
Income Taxes
Income tax provision decreased by $89.6 million to $31.5 million for the year ended December 31, 2017 from $121.1 million for the year ended December 31, 2016. This was primarily due to a decrease of $325.5 in pretax income as well as a $5.8 decrease in discrete items. This decrease was partially offset by an increase in tax expense for 2017 from provisional amounts related to the deemed repatriation charge of approximately $3.0 million and $35.2 million resulting from the revaluation of deferred tax assets and liabilities to the lower enacted U.S corporate tax rate of 21% under the Tax Act.

Our effective tax rate excluding the impact of the Tax Act was approximately 24% and 41% for the years ended December 31, 2017 and 2016. Our tax rate is affected by discrete items that may occur in any given year, but not consistent from year to year. Our rate was impacted by the write-down of deferred tax assets, state taxes and the geographical mix of business.

Results of Operations
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
The following table provides consolidated operating results and other operating data for the periods indicated:

	Year Ended December 31,		2016 vs. 2015 Change
	2016	2015	Amount	%
	(In millions)
Consolidated statement of operations Data:
RCM services: net operating fees	$368.8	$66.2	$302.6	457.1%
RCM services: incentive fees	191.3	20.3	171.0	842.4%
RCM services: other	16.3	16.4	(0.1)	(0.6)%
Other services fees	16.1	14.3	1.8	12.6%
Total net services revenue	592.6	117.2	475.4	405.6%
Operating expenses:
Cost of services	199.7	169.0	30.7	18.2%
Selling, general and administrative	74.1	75.0	(0.9)	(1.2)%
Other	20.8	9.3	11.5	123.7%
Total operating expenses	294.7	253.3	41.4	16.3%
Income (loss) from operations	297.9	(136.0)	433.9	(319.0)%
Net interest income	0.3	0.2	0.1	50.0%
Net income (loss) before income tax provision	298.2	(135.8)	434.0	(319.6)%
Income tax provision (benefit)	121.1	(51.6)	172.7	(334.7)%
Net income (loss)	177.1	(84.3)	261.4	(310.1)%
Net interest income	(0.3)	(0.3)	—	—%
Income tax provision (benefit)	121.1	(51.6)	172.7	(334.7)%
Depreciation and amortization expense	10.2	8.5	1.7	20.0%
Share-based compensation expense	28.1	31.7	(3.6)	(11.4)%
Other	20.8	9.3	11.5	123.7%
Adjusted EBITDA	357.0	(86.6)	443.6	(512.2)%
Change in deferred customer billings	(383.9)	112.9	(496.8)	(440.0)%
Net cash generated from customer contracting activities	$(26.8)	$26.4	$(53.2)	(201.5)%
Net services revenue	$592.6	$117.2	$475.4	405.6%
Change in deferred customer billings	(383.9)	112.9	(496.8)	(440.0)%
Gross cash generated from customer contracting activities	$208.7	$230.2	$(21.5)	(9.3)%
Components of gross cash generated from customer contracting activities:
RCM services: net operating fee	$150.5	$123.2	$27.3	22.2%
RCM services: incentive fee	29.1	67.7	(38.6)	(57.0)%
RCM services: other	13.0	25.0	(12.0)	(48.0)%
Total RCM services fees	192.6	215.9	(23.3)	(10.8)%
Other services fees	16.1	14.3	1.8	12.6%
Gross cash generated from customer contracting activities	$208.7	$230.2	$(21.5)	(9.3)%
Net Services Revenue
Net services revenue increased by $475.4 million, or 405.6%, from $117.2 million for the year ended December 31, 2015 to $592.6 million for the year ended December 31, 2016. The increase was primarily due to contractual agreement events related to Ascension and other RCM clients in the year ended December 31, 2016, resulting in revenue recognition of $557.8 million in net services revenue, partially offset by the recognition of revenue from contractual agreement events during 2015.

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
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $0.9 million, or 1.2%, from $75.0 million for the year ended December 31, 2015 to $74.1 million for the year ended December 31, 2016. The decrease was primarily due to a decrease in stock compensation expense.
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

Liquidity and Capital Resources
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Net cash provided by (used in) operating activities	$20.9	$(86.9)	$(23.8)
Net cash used in investing activities	(33.6)	(11.6)	(22.3)
Net cash (used in) provided by financing activities	(4.2)	176.5	4.9
Effect of exchange rate changes in cash	0.6	(0.3)	(0.5)
Net increase (decrease) in cash and cash equivalents	(16.3)	77.7	(41.7)
As of December 31, 2017 and 2016, we had cash and cash equivalents of $164.9 million and $181.2 million, respectively. These balances consist primarily of highly liquid money market funds. Our cash and cash equivalents, at any time, include amounts paid to us in advance by customers for the purpose of reimbursing their revenue cycle operations costs. See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in this Annual Report on Form 10-K for additional information. We expect that the combination of our current liquidity, expected additional cash generated from operations and to the extent necessary, new borrowing facilities will be sufficient to satisfy our anticipated cash requirement through at least the next twelve months.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Operating Activities
Cash used in operating activities improved by $107.8 million, from cash used of $86.9 million for the year ended December 31, 2016, to cash provided by $20.9 million for the year ended December 31, 2017. The increase resulted from stronger operating performance as evidenced by the improvement in adjusted EBITDA for the year ended December 31, 2017 as compared to net cash generated for the year ended December 31, 2016 and year-over-year favorable changes in working capital.
Investing Activities
Cash used in investing activities increased by $22.0 million from $11.6 million for the year ended December 31, 2016, to $33.6 million for the year ended December 31, 2017. Cash used in investing activities increased primarily due to an increase in purchases of computer hardware and software and spending on expanding our India operations.
Financing Activities
Cash provided by financing activities decreased by $180.7 million from cash provided by financing activities of $176.5 million for the year ended December 31, 2016 to cash used in financing activities of $4.2 million for the year ended December 31, 2017. This change is primarily due to the investment of $200 million by the Investor in connection with the Transaction offset by transaction costs of $21.3 million during the year ended December 31, 2016.
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
Financing Activities
Cash provided by financing activities increased by $171.6 million for the year ended December 31, 2016, primarily due to the investment of $200 million by the Investor in connection with the Transaction offset by transaction costs of $21.3 million.
Future Capital Needs
The Company continues to invest capital in the achievement of our strategic initiatives. In conjunction with our announced acquisition of Intermedix, we entered into debt commitment letters for a $295 million first lien senior secured credit facility, of which $270 million is a term loan facility and $25 million is a revolving credit facility, and $110 million of unsecured, subordinated notes. In addition, we plan to continue to enhance customer service by continuing our investment in technology to enable our systems to more effectively integrate with our customers’ existing technologies in connection with our strategic initiatives. We plan to continue to deploy resources to strengthen our information technology infrastructure in order to drive additional value for our customers. We also expect to continue to invest in our shared services infrastructure and capabilities, and selectively pursue acquisitions and/or strategic relationships that will enable us to broaden or further enhance our offerings.
New business development remains a priority as we plan to continue to boost our sales and marketing efforts. We plan to continue to add experienced personnel to our sales organization, develop more disciplined sales processes and create an integrated marketing capability. Additionally, we expect to incur costs associated with implementation and transition costs to onboard new customers.
We believe that our available cash balances and the cash flows expected to be generated from operations and to the extent necessary, new borrowing facilities will be sufficient to satisfy our current and planned working capital and investment needs for the next twelve months.

Contractual Obligations
The following table presents a summary of our contractual obligations as of December 31, 2017 (in millions):

	2018	2019	2020	2021	2022	Thereafter	Total
Operating Leases (1)	$8.1	$7.4	$7.6	$7.3	$4.0	$19.0	$53.4
Purchase Obligations (2)	$1.1	$1.1	$1.1	$1.1	$—	$—	$4.4
Total	$9.2	$8.5	$8.7	$8.4	$4.0	$19.0	$57.8

(1) Obligations and commitments to make future minimum rental payments under non-cancelable operating leases having remaining terms in excess of one year.
(2) Includes obligations associated with IT software and service costs.
Uncertain Tax Positions
We have a $0.3 million liability for uncertain tax positions as of December 31, 2017. These have been excluded from the "Contractual Obligations" table as we cannot reasonably estimate the period of cash settlement for the tax positions presented in our financial statements as a reduction of our deferred tax asset.
Off-Balance Sheet Arrangements
Other than the contractual obligations noted above, there were no off-balance sheet transactions, arrangements or other relationships with other persons in 2017, 2016 or 2015 that would have affected or are likely to affect our liquidity or the availability of, or requirements for, capital resources.

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
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee because a portion of our operating expenses are incurred by our subsidiary in India and are denominated in Indian rupees. However, we do not generate any revenues outside of the United States. For years ended December 31, 2017, 2016 and 2015, 8%, 8% and 7%, respectively, of our expenses were denominated in Indian rupees. As of December 31, 2017 and 2016, we had net assets of $23.8 million and $15.8 million in India, respectively. The reduction in earnings from a 10% adverse change in U.S. dollar/Indian Rupee foreign currency spot rates would be $4.1 million and $2.7 million at December 31, 2017 and 2016, respectively.
Beginning in 2018, the Company entered into derivative financial instruments to reduce its exposure to changes in foreign currency exchange rates. These instruments will be recorded at fair value. To determine the fair value of these instruments, the Company will use quoted market prices and standard pricing models with inputs derived from or corroborated by observable market data. As of January 31, 2018, the notional amount of our open foreign currency forward contracts was approximately 1.1 billion Indian rupees and the fair value was a net unrealized loss of $0.1 million.

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

Management’s Report on Internal Control Over Financial Reporting

Management has responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making its assessment, management has utilized the criteria set forth by the COSO of the Treadway Commission in Internal Control-Integrated Framework (2013). Management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2017. The Company’s internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP as stated in their report which appears on page 68.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of R1 RCM Inc.

Opinion on Internal Control over Financial Reporting

We have audited R1 RCM Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, R1 RCM Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 9, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Chicago, Illinois
March 9, 2018

Item 9B.	Other Information
None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item with respect to our directors and executive officers will be contained in our 2018 Proxy Statement under the caption "Information About Our Directors, Officers and 5% Stockholders" and is incorporated in this report by reference.
The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance will be contained in our 2018 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated in this report by reference.
The information required by this item with respect to corporate governance matters will be contained in our 2018 Proxy Statement under the caption "Corporate Governance" and is incorporated in this report by reference.
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

Information required to be furnished by Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K regarding executive compensation will be included in our 2018 Proxy Statement, and is herein incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We maintain an Amended and Restated Stock Option Plan ("2006 Plan"), and a Second Amended and Restated 2010 Stock Incentive Plan (the "2010 Amended Plan"), and together with the 2006 Plan (the "Plans"). Under the 2010 Amended Plan we may issue up to a maximum of 46,374,756 shares, including any shares that remained available for issuance under the 2006 Plan as of the date of the IPO and any shares subject to awards that were outstanding under the 2006 Plan as of the date of the IPO that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us without the issuance of shares thereunder. We will not make any further grants under the 2006 Plan. The 2010 Amended Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and and other share-based awards. As of December 31, 2017, 8,664,763 shares were available for future grants of awards under the 2010 Amended Plan. However, to the extent that previously granted awards under the 2006 Plan or 2010 Amended Plan expire, terminate or are otherwise surrendered, canceled or forfeited, the number of shares available for future awards under the 2010 Amended Plan will increase.
The following table summarizes information about the securities authorized for issuance under our equity compensation plans as of December 31, 2017:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Restricted Stock Units	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a))
Equity compensation plans approved by stockholders (1)(2)	28,966,716	$4.70	8,664,763
Equity compensation plans not approved by stockholders (3)	2,903,801		—
Total	31,870,517		8,664,763

(1)Includes 17,742,966 outstanding stock options, 1,183,500 restricted stock units and 10,040,250 performance-based restricted stock units ("PBRSUs") awarded under the Plans. The number of shares included for PBRSUs represents the maximum shares that could vest based on applicable price targets and includes shares issued pursuant to the PBRSU award agreements intended to be settled in cash until such time as the share reserve available under the 2010 Amended Plan has been deemed sufficient by the Compensation Committee of our Board of Directors to allow for settlement of the PBRSUs in shares. See Note 10, Share-Based Compensation, to our consolidated financial statements included in this Annual Report on Form 10-K for additional information. Since the restricted stock units and performance-based restricted stock units have no exercise price, they are not included in the weighted-average exercise price calculation in column b.
(2)Excludes 2,352,490 shares of RSAs that were unvested and not forfeited as of December 31, 2017.
(3)Represents stock option inducement grants made pursuant to the NYSE inducement grant rules. Since the performance-based restricted stock units have no exercise price, a weighted-average exercise price has not been included in column b.

The information required by this item with regard to security ownership of certain beneficial owners and management will be contained in our 2018 Proxy Statement under the caption "Information About Our Directors, Officers and 5% Stockholders - Security Ownership of Certain Beneficial Owners and Management" and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in our 2018 Proxy Statement under the captions "Related-Party Transactions" and "Corporate Governance" and is incorporated in this report by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item will be contained in our 2018 Proxy Statement under the caption "Ratification of the Selection of Independent Registered Public Accounting Firm" and is incorporated in this report by reference.

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

Item 16.	Form 10-K Summary
None.

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
Date: March 9, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Flanagan Joseph Flanagan	President and Chief Executive Officer (Principal Executive Officer)	March 9, 2018

/s/ Christopher Ricaurte Christopher Ricaurte	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 9, 2018

/s/ Richard Evans Richard Evans	Principal Accounting Officer	March 9, 2018

/s/ Steven J. Shulman Steven J. Shulman	Chairman of the Board	March 9, 2018

/s/ Charles J. Ditkoff Charles J. Ditkoff	Director	March 9, 2018

/s/ Michael C. Feiner Michael C. Feiner	Director	March 9, 2018

/s/ John B. Henneman III John B. Henneman III	Director	March 9, 2018

/s/ Joseph R. Impicciche Joseph R. Impicciche	Director	March 9, 2018

/s/ Alex J. Mandl Alex J. Mandl	Director	March 9, 2018

/s/ Neal Moszkowski Neal Moszkowski	Director	March 9, 2018

/s/ Ian Sacks Ian Sacks	Director	March 9, 2018

/s/ Anthony J. Speranzo Anthony J. Speranzo	Director	March 9, 2018

R1 RCM Inc.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of R1 RCM Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of R1 RCM Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated
March 9, 2018 expressed an unqualified opinion thereon.
Adoption of ASU No. 2014-09
As discussed in Note 2 to the financial statements, the Company changed its method for accounting for revenue in 2017 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASU No.’s 2015-14, 2016-08, 2016-10 and 2016-12.
Basis for Opinion
These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 2004.

Chicago, Illinois

March 9, 2018

R1 RCM Inc.
Consolidated Balance Sheets
(In millions, except per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$164.9	$181.2
Accounts receivable, net	8.2	4.0
Accounts receivable, net - related party	15.4	1.8
Prepaid income taxes	0.6	3.8
Prepaid expenses and other current assets	13.2	13.8
Total current assets	202.3	204.6
Property, equipment and software, net	48.3	32.8
Non-current deferred tax assets	70.5	169.9
Restricted cash equivalents	1.5	1.5
Other assets	13.4	6.3
Total assets	$336.0	$415.1
Liabilities
Current liabilities:
Accounts payable	7.2	7.9
Current portion of customer liabilities	1.1	69.7
Current portion of customer liabilities - related party	27.1	14.2
Accrued compensation and benefits	37.8	24.8
Other accrued expenses	16.7	18.5
Total current liabilities	89.9	135.1
Non-current portion of customer liabilities	—	1.0
Non-current portion of customer liabilities - related party	11.5	110.0
Other non-current liabilities	11.9	9.7
Total liabilities	$113.3	$255.8

8.00% Series A convertible preferred stock: par value $0.01 per share, 370,000 authorized, 227,483 shares issued and outstanding as of December 31, 2017 (aggregate liquidation value of $232.0); 370,000 authorized, 210,160 shares issued and outstanding as of December 31, 2016 (aggregate liquidation value of $214.4)	189.3	171.6
Stockholders’ equity (deficit)
Common stock, $0.01 par value, 500,000,000 shares authorized, 116,650,388 shares issued and 104,409,961 shares outstanding at December 31, 2017; 116,425,524 shares issued and 106,659,542 shares outstanding at December 31, 2016	1.2	1.2
Additional paid-in capital	337.9	349.2
Accumulated deficit	(244.5)	(304.7)
Accumulated other comprehensive loss	(1.6)	(2.8)
Treasury stock, at cost, 12,240,427 shares as of December 31, 2017; 9,765,982 shares as of December 31, 2016	(59.6)	(55.2)
Total stockholders’ equity (deficit)	33.4	(12.3)
Total liabilities and stockholders’ equity (deficit)	$336.0	$415.1

See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In millions, except per share data)

	Year Ended December 31,
	2017	2016	2015
Net services revenue ($404.4 million, $461.4 million and $53.2 million from related party for the year ended December 31, 2017, 2016 and 2015, respectively)	$449.8	$592.6	$117.2
Operating expenses:
Cost of services	416.3	199.7	169.0
Selling, general and administrative	56.3	74.1	75.0
Other	4.7	20.8	9.3
Total operating expenses	477.3	294.7	253.3
Income (loss) from operations	(27.5)	297.9	(136.0)
Net interest income	0.2	0.3	0.2
Income (loss) before income tax provision	(27.3)	298.2	(135.8)
Income tax provision (benefit)	31.5	121.1	(51.6)
Net income (loss)	$(58.8)	$177.1	$(84.3)
Net income (loss) per common share:
Basic	$(0.75)	$0.65	$(0.87)
Diluted	$(0.75)	$0.65	$(0.87)
Weighted average shares used in calculating net income (loss) per common share:
Basic	102,062,051	100,160,206	96,806,885
Diluted	102,062,051	100,160,206	96,806,885
Consolidated statements of comprehensive income (loss)
Net income (loss)	(58.8)	177.1	(84.3)
Other comprehensive loss:
Foreign currency translation adjustments	1.2	(0.4)	(0.7)
Comprehensive income (loss)	$(57.6)	$176.7	$(85.0)

Basic:
Net income (loss)	$(58.8)	$177.1	$(84.3)
Less dividends on preferred shares	(17.7)	(62.7)	—
Less income allocated to preferred shareholders	—	(49.0)	—
Net income (loss) available/allocated to common shareholders - basic	$(76.5)	$65.4	$(84.3)
Diluted:
Net income (loss)	$(58.8)	$177.1	$(84.3)
Less dividends on preferred shares	(17.7)	(62.7)	—
Less income allocated to preferred shareholders	—	(49.0)	—
Net income (loss) available/allocated to common shareholders - diluted	$(76.5)	$65.4	$(84.3)
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated other comprehensive (loss)	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2015	102,890,241	$1.0	(4,778,222)	$(51.1)	$307.1	$(397.5)	$(1.8)	$(142.2)
Share-based compensation expense	—	—	—	—	29.2	—	—	29.2
Deferred tax asset write off including windfall of $0 million	—	—	—	—	(15.3)	—	—	(15.3)
Issuance of common stock related to share-based compensation plans	8,994,729	0.1	—	—	(0.1)	—	—	—
Exercise of vested stock options	1,374,438	—	—	—	1.5	—	—	1.5
Treasury stock purchases	—	—	(765,750)	(1.6)	—	—	—	(1.6)
Foreign currency translation adjustments	—	—	—	—	—	—	(0.7)	(0.7)
Net income (loss)	—	—	—	—	—	(84.3)	—	(84.3)
Balance at December 31, 2015	113,259,408	1.1	(5,543,972)	(52.7)	322.5	(481.8)	(2.5)	(213.3)
Share-based compensation expense	—	—	—	—	30.2	—	—	30.2
Deferred tax asset write off including shortfall of $3.5 million	—	—	—	—	(10.6)	—	—	(10.6)
Issuance of common stock related to share-based compensation plans	3,071,876	0.1	—	—	(0.1)	—	—	—
Exercise of vested stock options	94,240	—	—	—	0.2	—	—	0.2
Beneficial conversion feature	—	—	—	—	48.3	—	—	48.3
Issuance of stock warrants	—	—	—	—	21.4	—	—	21.4
Dividends paid/accrued on preferred stock	—	—	—	—	(14.4)	—	—	(14.4)
Deemed preferred stock dividend	—	—	—	—	(48.3)	—	—	(48.3)
Treasury stock purchases	—	—	(4,222,010)	(2.5)	—	—	—	(2.5)
Foreign currency translation adjustments	—	—	—	—	—	—	(0.4)	(0.4)
Net income (loss)	—	—	—	—	—	177.1	—	177.1
Balance at December 31, 2016	116,425,524	1.2	(9,765,982)	(55.2)	349.2	(304.7)	(2.8)	(12.3)
Impact of adoption of Topic 606	—	—	—	—	—	113.4	—	113.4
Impact of adoption of ASU 2016-09	—	—	—	—	1.5	(0.9)	—	0.6
Adjusted Balance at January 1, 2017	116,425,524	1.2	(9,765,982)	(55.2)	350.7	(192.2)	(2.8)	101.7
Share-based compensation expense	—	—	—	—	11.2	—	—	11.2
Issuance of common stock related to share-based compensation plans	155,535	—	—	—	—	—	—	—
Exercise of vested stock options	69,329	—	—	—	0.2	—	—	0.2
Dividends paid/accrued on preferred stock	—	—	—	—	(17.7)	—	—	(17.7)
Acquisition of treasury stock related to equity award plans	—	—	(1,640,005)	(4.4)	—	—	—	(4.4)
Treasury stock purchases and forfeitures	—	—	(834,440)	—	—	—	—	—
Reclassification of excess share-based compensation	—	—	—	—	(6.5)	6.5	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	1.2	1.2
Net (loss) income	—	—	—	—	—	(58.8)	—	(58.8)
Balance at December 31, 2017	116,650,388	$1.2	(12,240,427)	$(59.6)	$337.9	$(244.5)	$(1.6)	$33.4
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net income (loss)	$(58.8)	$177.1	$(84.3)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	16.3	10.2	8.5
Share-based compensation	10.7	29.8	29.2
Loss on disposal	0.2	0.2	—
Allowance for doubtful accounts	0.3	—	—
Deferred income taxes	29.7	121.8	(52.7)
Reimbursed tenant improvements	—	1.4	—
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	(13.0)	4.4	(5.7)
Restricted cash equivalents	—	—	(1.5)
Prepaid income taxes	3.2	(2.8)	5.1
Prepaid expenses and other assets	(5.8)	(6.9)	(7.5)
Accounts payable	(0.3)	1.2	(7.2)
Accrued compensation and benefits	12.9	15.7	(5.9)
Other liabilities	1.5	1.1	0.3
Customer liabilities and customer liabilities - related party	24.0	(440.1)	97.9
Net cash provided by (used in) operating activities	20.9	(86.9)	(23.8)
Investing activities
Purchases of property, equipment, and software	(33.6)	(12.6)	(21.3)
Proceeds from maturation of short-term investments	—	1.0	—
Purchase of short-term investments	—	—	(1.0)
Net cash used in investing activities	(33.6)	(11.6)	(22.3)
Financing activities
Series A convertible preferred stock and warrant issuance, net of issuance costs	—	178.7	—
Exercise of vested stock options	0.2	0.2	1.5
Purchase of treasury stock	(2.5)	(0.4)	—
Shares withheld for taxes	(1.9)	(2.0)	(1.6)
Restricted cash release from letter of credit	—	—	5.0
Net cash (used in) provided by financing activities	(4.2)	176.5	4.9
Effect of exchange rate changes in cash	0.6	(0.3)	(0.5)
Net increase (decrease) in cash and cash equivalents	(16.3)	77.7	(41.7)
Cash and cash equivalents, at beginning of period	181.2	103.5	145.2
Cash and cash equivalents, at end of period	$164.9	$181.2	$103.5
Supplemental disclosures of cash flow information
Accrued dividends payable to Preferred Stockholders	$4.5	$4.2	$—
Accrued liabilities related to purchases of property, equipment and software	$1.1	$2.5	$0.4
Accounts payable related to purchases of property, equipment and software	$1.4	$2.0	$0.6
Income taxes paid	$(1.6)	$(1.2)	$(1.1)
Income taxes refunded	$3.5	$0.7	$1.4

See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Notes to Consolidated Financial Statements

1. Description of Business
R1 RCM Inc. (the "Company") is a leading provider of revenue cycle management ("RCM") services to healthcare providers. Our technology-enabled services help healthcare providers generate sustainable improvements in their operating margins and cash flows while also enhancing patient, physician and staff satisfaction for our customers. The Company achieves these results for its customers by managing healthcare providers’ revenue cycle operations, which encompass processes including patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections from patients and payers. The Company does so by deploying a unique operating model that leverages its extensive healthcare site experience, innovative technology and process excellence.

The Company's primary service offering consists of end-to-end RCM, which encompasses patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections. The Company deploys its RCM services through an operating partner relationship or a co-managed relationship. Under an operating partner relationship, the Company provides comprehensive revenue cycle infrastructure to providers, including all revenue cycle personnel, technology and process workflow. Under a co-managed relationship, the Company leverages its customers’ existing RCM staff and processes, and supplements them with the Company's infused management, subject matter specialists, proprietary technology and other resources.

The Company also offers modular services, allowing customers to engage the Company for only specific components of its end-to-end RCM service offering, such as PAS and revenue capture. The Company's PAS offering assists hospitals in complying with payer requirements regarding whether to classify a hospital visit as an in-patient or an out-patient observation case for billing purposes. The Company's revenue capture offering includes charge capture, charge description master ("CDM") maintenance and pricing services that help providers ensure they are capturing the maximum net compliant revenue for services delivered.

Ascension
On February 16, 2016, the Company entered into a long-term strategic partnership with Ascension Health Alliance, the parent of the Company's largest customer and the nation’s largest Catholic and non-profit health system, and TowerBrook Capital Partners ("TowerBrook"), an investment management firm (the "Transaction"). As part of the Transaction, the Company amended and restated its Master Professional Services Agreement ("A&R MPSA") with Ascension Health ("Ascension") effective February 16, 2016 with a term of ten years. Pursuant to the A&R MPSA and with certain limited exceptions, the Company is the exclusive provider of RCM services and PAS with respect to acute care services provided by the hospitals affiliated with Ascension that execute supplement agreements with the Company.
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

R1 RCM Inc.
Notes to Consolidated Financial Statements

Beginning with the quarter ended March 31, 2017, the Company changed the presentation in its financial statements to be stated in millions instead of thousands. Therefore, previously reported amounts may differ due to rounding.
Segments
Reporting segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, relating to resource allocation and performance assessments. All of the Company’s operations are organized around the single business of providing revenue cycle operations for U.S-based hospitals and other medical providers. The Company views its operations and manages its business as one operating and reporting segment.
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

R1 RCM Inc.
Notes to Consolidated Financial Statements

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

The Company recognizes revenue related to net operating fees ratably as the performance obligation for the RCM services is satisfied. Base fees are typically billed in advance of the quarter and paid in three monthly payments as the Company performs and the customer simultaneously receives and consumes the benefits provided by the services provided. The costs of customers’ revenue cycle operations which the company pays pursuant to its RCM agreements are accrued based on the service period.

Incentive Fees

The Company recognizes revenue related to incentive fees ratably as the performance obligation for RCM services is satisfied, to the extent that it is probable that a significant reversal of cumulative revenue will not occur once the uncertainty is resolved. Incentive fees are structured to reflect quarterly or annual,

R1 RCM Inc.
Notes to Consolidated Financial Statements

performance and are evaluated on a contract-by-contract basis. Incentive fees are typically billed and paid on a quarterly basis.

RCM Other

The Company recognizes revenue related to other RCM Other fees as RCM services are provided. These services typically consist of the Company's modular RCM services offering, which consists of an obligation to provide services for a specific component of its end-to-end RCM service offering. Fees are typically variable in nature with the entire amount being included in revenue in the month of service. The customer simultaneously receives and consumes the benefits provided by the services and the fees are typically billed on a monthly basis with payment terms of up to 30 days. To the extent that certain service fees are fixed and not subject to refund, adjustment or concession, these fees are generally recognized into revenue ratably as the performance obligation is satisfied.

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
Cost of Services
Costs associated with generating the Company’s net services revenue, including the cost of operating its shared services centers, are expensed as incurred. Cost of services consist of (i) infused management, on site revenue cycle employees and technology costs, (ii) shared services costs and (iii) other costs to perform PAS. Infused management and technology costs consist primarily of wages, bonuses, benefits, share-based compensation, travel and other costs associated with deploying the Company’s employees at customer sites to help manage the Company’s customers’ revenue cycle operations. The other significant portion of such expenses is an allocation of the costs associated with maintaining, improving and deploying our integrated proprietary technology suite. Shared services costs relate to the Company’s shared services centers in the U.S. and India that perform patient scheduling and pre-registration, medical transcription, cash posting, reconciliation of payments to billing records, patient follow-up and Medicaid eligibility determination for our customers. The Company incurs expenses related to

R1 RCM Inc.
Notes to Consolidated Financial Statements

salaries and benefits for employees in its shared services centers and non-payroll costs associated with operating its shared services centers. Other expenses consist of costs related to managing PAS and other services. These expenses consist primarily of wages, bonuses, benefits, share-based compensation and facilities costs.
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
Restricted Cash Equivalents
In 2016 and 2017, restricted cash equivalents represent the amount of certificate of deposits ("CDs"), with a maturity of three months or less, that the Company is unable to access for operational purposes as the CDs collateralize the Company's corporate travel program. At December 31, 2016 and December 31, 2017, the Company had $1.5 million in restricted cash equivalents.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable is comprised of unpaid balances pertaining to modular services and end-to-end RCM customers and for periods prior to January 1, 2017, net receivable balances for end-to-end RCM customers after considering cost reimbursements owed to such customers, including related accrued balances.
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
The Company capitalizes qualifying internal and third-party costs and hardware and software costs related to the Company’s software development activities in accordance with ASC 350-40. The Company amortizes the capitalized software development costs over their estimated life on a straight-line basis.
The major classifications of property, equipment and software and their expected useful lives are as follows:

Computers and other equipment	3 years
Leasehold improvements	Shorter of 10 years or lease term
Office furniture	5 years
Software	3 to 5 years
Impairment of Long-Lived Assets

R1 RCM Inc.
Notes to Consolidated Financial Statements

Property, equipment, software and other acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If circumstances require a long-lived asset or asset group be reviewed for possible impairment, the Company first compares undiscounted cash flows expected to be generated by each asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. There was no impairment of property, equipment, software or other acquired intangible assets for the years ended December 31, 2017, 2016 and 2015.
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
The Tax Cut and Jobs Act (the "Tax Act") was enacted on December 22, 2017 and requires a U.S. shareholder of a foreign corporation to include Global Intangible Low-Taxed Income ("GILTI") in taxable income. The accounting policy of the Company is to record any tax on GILTI in the provision for income taxes in the year it is incurred.
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
Share-Based Compensation Expense

R1 RCM Inc.
Notes to Consolidated Financial Statements

The Company determines the expense for all employee share-based compensation awards by estimating their fair value and recognizing such value as an expense, on a ratable basis, in the consolidated financial statements over the requisite service period in which the employees earn the awards. The fair value of performance and service condition stock options is calculated using the Black-Scholes option pricing model and, for market condition stock awards, the fair value is estimated using Monte Carlo simulations.
As of January 1, 2017, the Company adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The Company elected to change its accounting policy to account for forfeitures as they occur under the new standard. The change was applied on a modified retrospective basis with a cumulative effect adjustment recorded. Prior to January 1, 2017, the Company applied an estimated forfeiture rate derived from its historical data and estimates of the likely future actions of option holders when recognizing the share-based compensation expense of the options. Excess tax benefits and shortfalls for share-based payments are now included in operating activities rather than in financing activities. The changes have been applied prospectively in accordance with ASU 2016-09 and prior periods have not been adjusted.
To determine the fair value of a share-based award using the Black-Scholes option pricing model, the Company makes assumptions regarding the risk-free interest rate, expected future volatility and expected life of the award. These inputs are subjective and generally require significant analysis and judgment to develop. The Company aggregates all employees into one pool based on the grant date for valuation purposes. The risk-free rate is based on the U.S. treasury yield curve in effect at the time of grant. The Company estimates the expected volatility of the share price by reviewing the historical volatility levels of its common stock in conjunction with that of public companies that operate in similar industries or are similar in terms of stage of development or size and then projecting this information toward its future expected volatility. The Company exercises judgment in selecting these companies, as well as in evaluating the available historical and implied volatility for these companies. The Company calculates the expected term in years for each stock option using a simplified method based on the average of each option’s vesting term and original contractual term. The simplified method was used due to the lack of sufficient historical data available to provide a reasonable basis upon which to estimate the expected term of each stock option.
To determine the fair value of a share-based award using Monte Carlo simulations, the Company makes assumptions regarding the risk-free interest rate, expected future volatility, expected dividend yield and performance period. The risk-free rate is based on the U.S. treasury yield curve in effect at the time of grant. The Company estimates the expected volatility of the share price by reviewing the historical volatility levels of its common stock in conjunction with that of public companies that operate in similar industries or are similar in terms of stage of development or size and then projecting this information toward its future expected volatility. Dividend yield is determined based on the Company’s future plans to pay dividends. The Company had no plans to do so at December 31, 2017. The Company calculates the performance period based on the specific market condition to be achieved and derived from historical data and estimates of future performance.
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

R1 RCM Inc.
Notes to Consolidated Financial Statements

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
Earnings (Loss) Per Share
Basic net income per share is computed by dividing net income, less any dividends, accretion or decretion, redemption or induced conversion on the Preferred Stock, by the weighted average number of common shares outstanding during the period. As the Preferred Stock (as defined in Note 9) participates in dividends alongside the Company’s common stock (per their participating dividends), the Preferred Stock would constitute participating securities under ASC 260-10 and are applied to earnings per share using the two-class method. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends.
3. Recent Accounting Pronouncements

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). ASU 2017-12 is intended to improve the financial reporting of hedging relationships in order to better portray the economic results of an entity's risk management activities in its financial statements. The guidance is effective for interim and annual periods beginning after December 15, 2018. On January 1, 2018, we adopted ASU 2017-12. The adoption of ASU 2017-12 did not have a material effect on our consolidated financial statements.

On December 22, 2017, the Securities and Exchange Commission's Office of the Chief Accountant published Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on reporting for accounting impacts of the recently enacted tax reform legislation. SAB 118 permits the Company to provide reasonable

R1 RCM Inc.
Notes to Consolidated Financial Statements

estimates for the income tax effects of the Tax Act and to report the effects as provisional amounts in its financial statements during a limited measurement period. Under SAB 118, the measurement period may not extend beyond one year from the enactment of the Tax Act.
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

Beginning in 2018, the Company entered into derivative financial instruments to reduce its exposure to changes in foreign currency exchange rates. These instruments will be recorded at fair value. To determine the fair value of these instruments, the Company will use quoted market prices and standard pricing models with inputs derived from or corroborated by observable market data. As of January 31, 2018, the notional amount of our open foreign currency forward contracts was approximately 1.1 billion Indian rupees and the fair value was a net unrealized loss of $0.1 million.

5. Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is comprised of unpaid balances pertaining to modular services and end-to-end RCM customers and for periods prior to January 1, 2017, net receivable balances for end-to-end RCM customers after considering cost reimbursements owed to such customers, including related accrued balances.
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
Movements in the allowance for doubtful accounts are as follows (in thousands):

R1 RCM Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2017	2016
Beginning balance	$66	$99
Provision (recoveries)	304	5
Write-offs	(7)	(38)
Ending balance	$363	$66
6. Property, Equipment and Software
Property, equipment and software consist of the following (in millions):

	December 31, 2017	December 31, 2016
Computer and other equipment	$28.7	$23.3
Leasehold improvements	22.3	16.0
Software	44.5	28.1
Office furniture	7.4	4.9
Property, equipment and software, gross	102.9	72.3
Less accumulated depreciation and amortization	(54.6)	(39.5)
Property, equipment and software, net	$48.3	$32.8
Property, equipment and software, net, located in India was $10.1 million and $2.3 million as of December 31, 2017 and 2016, respectively. The remaining property, equipment and software was located in the U.S. as of December 31, 2017 and 2016.
During the year ended December 31, 2017 and 2016, the Company wrote-off approximately $1.2 million and $9.1 million in fully depreciated assets that were no longer in service, respectively.
The following table summarizes the allocation of depreciation and amortization expense between cost of services and selling, general and administrative expenses (in millions):

	Year Ended December 31,
	2017	2016	2015
Cost of services	$14.5	$9.5	$7.6
Selling, general and administrative	1.8	0.7	0.9
Total depreciation and amortization	$16.3	$10.2	$8.5
7. Revenue Recognition
The Company follows the guidance under Topic 606, Revenue from Contracts with Customers, (“Topic 606”). Revenue is measured based on consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a service to a customer, which is typically over the contract term. Estimates of variable consideration are included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once the uncertainty is resolved. See Note 2, Summary of Significant Accounting Polices, for further discussion.

R1 RCM Inc.
Notes to Consolidated Financial Statements

Disaggregation of Revenue

In the following table, revenue is disaggregated by source of revenue (in millions):

	Year Ended December 31,
	2017	2016
RCM services: net operating fees	$374.8	$368.8
RCM services: incentive fees	29.0	191.3
RCM services: other	13.6	16.3
Other services fees	32.4	16.1
Total net service revenue	$449.8	$592.6

Contract Balances

The following table provides information about receivables, contracts assets, and contract liabilities from contracts with customers (in millions):

	December 31, 2017	At adoption
Receivables (1)	23.6	30.5
Contract assets	—	—
Contract liabilities	15.5	20.9
(1) Receivables are included in accounts receivable, net. The balance includes accounts receivable, net - related party.

The Company recognized revenue of $19.7 million for the year ended December 31, 2017, which amount was included in contract liabilities at the beginning of the period.

The Company recognized revenue of $1.9 million during the year ended December 31, 2017 related to services performed in periods prior to the parties reaching an agreement that creates enforceable rights and obligations.

The Company recognized revenue of $1.3 million for the year ended December 31, 2017 related to changes in transaction price estimates during the year for certain revenue cycle management contracts.

A receivable is recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are typically 30-60 days.

Significant changes in the contract assets and the contract liabilities balances during the year ended December 31, 2017 are as follows (in millions):

	December 31, 2017
	Contract assets	Contract liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	—	19.7
Increases due to cash received, excluding amounts recognized as revenue during the period	—	14.3
Transferred to receivables from contract assets recognized at the beginning of the period	—	—
Increases as a result of cumulative catch-up adjustment arising from changes in the estimate of the stage of completion, excluding amounts transferred to receivables during the period	—	—

R1 RCM Inc.
Notes to Consolidated Financial Statements

Transaction Price Allocated to the Remaining Performance Obligation

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in millions). The estimated revenue does not include amounts of variable consideration that are constrained.

	RCM			Other
	Net operating fees	Incentive fees	Other	Other Services fees
2018	$13.5	$10.0	$5.1	$—
2019	—	—	3.3	—
2020	—	—	2.8	—
2021	—	—	2.8	—
Thereafter	—	—	11.6	—
Total	$13.5	$10.0	$25.6	$—

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

The Company elected certain of the optional exemptions from the disclosure requirement for remaining performance obligations for specific situations in which an entity need not estimate variable consideration to recognize revenue. Accordingly, the Company applies the practical expedient in paragraph 606-10-55-18 to its stand-alone PAS contracts and modular RCM services and does not disclose information about variable consideration from remaining performance obligations for which the Company recognizes revenue. PAS performance obligations are typically short in duration (often less than 1 day) with any uncertainty related to the associated variable consideration resolved as each increment of service (completion of a level of care review or an appeal) is completed which reflects the value the Customer receives from the Company’s fulfillment of the performance obligation. Modular RCM services performance obligations for variable consideration are of short duration with fees corresponding to the value the customer has realized, for example, patient accounts collected on behalf of the Customer or medical record lines transcribed.
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

R1 RCM Inc.
Notes to Consolidated Financial Statements

The Company adopted Topic 606 with a date of the initial application of January 1, 2017. As a result, the Company has changed its accounting policy for revenue recognition as detailed below.

The Company adopted Topic 606, effective January 1, 2017, using the modified retrospective method, applying Topic 606 to contracts that were not complete as of the date of initial application. Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605. For contracts that were modified before the beginning of the earliest reporting period presented the Company has not retrospectively restated the contract for those modifications in accordance with the contract modification guidance in 606-10-25-12 and 25-13. The Company instead reflected the aggregate effect of those modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price to the satisfied and unsatisfied performance obligation. The details of the significant changes and quantitative impact of the changes are set out below.

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

R1 RCM Inc.
Notes to Consolidated Financial Statements

Impacts on Financial Statements

The significant affects of adopting Topic 606 are changes to net services revenue, cost of services, accounts receivable, customer liabilities, and income taxes for the period beginning January 1, 2017 for the Company’s net operating fees and incentive fees as the Company started recognizing revenue when it satisfies a performance obligation by transferring control over a service to a customer as opposed to when a contract renewal, termination or other contractual agreement event occurs.

The following tables summarize the impacts of adopting Topic 606 on the Company’s consolidated financial statements as of and for the year ended months ended December 31, 2017 (in millions):

R1 RCM Inc.
Notes to Consolidated Financial Statements

i.	Consolidated balance sheets

	Impact of changes in accounting policies
	As reported December 31, 2017	Adjustments	Balances without adoption of Topic 606
Assets
Current assets:
Cash and cash equivalents	$164.9	$—	$164.9
Accounts receivable, net	8.2	(0.7)	7.5
Accounts receivable, net - related party	15.4	(10.7)	4.7
Prepaid income taxes	0.6	—	0.6
Prepaid expenses and other current assets	13.2	(0.2)	13.0
Total current assets	202.3	(11.6)	190.7
Property, equipment and software, net	48.3	—	48.3
Non-current deferred tax assets	70.5	132.6	203.1
Restricted cash equivalents	1.5	—	1.5
Other assets	13.4	0.2	13.6
Total assets	$336.0	$121.2	$457.2
Liabilities
Current liabilities:
Accounts payable	7.2	(0.9)	6.3
Current portion of customer liabilities	1.1	41.9	43.0
Current portion of customer liabilities - related party	27.1	0.2	27.3
Accrued compensation and benefits	37.8	—	37.8
Other accrued expenses	16.7	(1.7)	15.0
Total current liabilities	89.9	39.5	129.4
Non-current portion of customer liabilities	—	0.1	0.1
Non-current portion of customer liabilities - related party	11.5	478.8	490.3
Other non-current liabilities	11.9	—	11.9
Total liabilities	$113.3	$518.4	$631.7

8.00% Series A convertible preferred stock	189.3	—	189.3
Stockholders’ equity (deficit)
Common stock	1.2	—	1.2
Additional paid-in capital	337.9	—	337.9
Accumulated deficit	(244.5)	(397.2)	(641.7)
Accumulated other comprehensive loss	(1.6)	—	(1.6)
Treasury stock	(59.6)	—	(59.6)
Total stockholders’ equity (deficit)	33.4	(397.2)	(363.8)
Total liabilities and stockholders’ equity (deficit)	$336.0	$121.2	$457.2

R1 RCM Inc.
Notes to Consolidated Financial Statements

ii.	Consolidated statements of operations and comprehensive income (loss)

	Impact of changes in accounting policies
	As reported year ended December 31, 2017	Adjustments	Balances without adoption of Topic 606
Net services revenue	$449.8	$(361.1)	$88.7
Operating expenses:
Cost of services	416.3	(15.2)	401.1
Selling, general and administrative	56.3	—	56.3
Other	4.7	—	4.7
Total operating expenses	477.3	(15.2)	462.1
Income (loss) from operations	(27.5)	(345.9)	(373.4)
Net interest income	0.2	—	0.2
Income (loss) before income tax provision	(27.3)	(345.9)	(373.2)
Income tax provision (benefit)	31.5	(62.1)	(30.6)
Net income (loss)	$(58.8)	$(283.8)	$(342.6)
Consolidated statements of comprehensive income (loss)
Net income (loss)	$(58.8)	$(283.8)	$(342.6)
Other comprehensive loss:
Foreign currency translation adjustments	1.2	—	1.2
Comprehensive income (loss)	$(57.6)	$(283.8)	$(341.4)

R1 RCM Inc.
Notes to Consolidated Financial Statements

iii.	Consolidated statements of cash flows

	Impact of changes in accounting policies
	As reported December 31, 2017	Adjustments	Balances without adoption of Topic 606
Operating activities
Net income (loss)	$(58.8)	$(283.8)	$(342.6)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	16.3	—	16.3
Share-based compensation	10.7	—	10.7
Loss on disposal	0.2	—	0.2
Allowance for doubtful receivables	0.3	—	0.3
Deferred income taxes	29.7	(62.1)	(32.4)
Reimbursed tenant improvements	—	—	—
Changes in operating assets and liabilities:			—
Accounts receivable and related party accounts receivable	(13.0)	5.9	(7.1)
Restricted cash equivalents	—	—	—
Prepaid income taxes	3.2	—	3.2
Prepaid expenses and other assets	(5.8)	—	(5.8)
Accounts payable	(0.3)	(0.9)	(1.2)
Accrued compensation and benefits	12.9	—	12.9
Other liabilities	1.5	(1.7)	(0.2)
Customer liabilities and customer liabilities - related party	24.0	342.6	366.6
Net cash provided by (used in) operating activities	20.9	—	20.9
Investing activities
Purchases of property, equipment, and software	(33.6)	—	(33.6)
Proceeds from maturation of short-term investments	—	—	—
Purchase of short-term investments	—	—	—
Net cash used in investing activities	(33.6)	—	(33.6)
Financing activities
Series A convertible preferred stock and warrant issuance, net of issuance costs	—	—	—
Exercise of vested stock options	0.2	—	0.2
Purchase of treasury stock	(2.5)	—	(2.5)
Shares withheld for taxes	(1.9)	—	(1.9)
Restricted cash release from letter of credit	—	—	—
Net cash (used in) provided by financing activities	(4.2)	—	(4.2)
Effect of exchange rate changes in cash	0.6	—	0.6
Net increase (decrease) in cash and cash equivalents	(16.3)	—	(16.3)
Cash and cash equivalents, at beginning of period	181.2	—	181.2
Cash and cash equivalents, at end of period	$164.9	$—	$164.9

R1 RCM Inc.
Notes to Consolidated Financial Statements

8. Customer Liabilities
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
Customer liabilities consist of the following (in millions):

	December 31,	December 31,
	2017	2016
Deferred customer billings, current	$—	$68.2
Accrued service costs, current (1)	23.7	14.8
Customer deposits, current (1)	—	0.9
Refund liabilities, current (1)	0.5	—
Deferred revenue (contract liabilities), current (1)	4.0	—
Current portion of customer liabilities	$28.2	$83.9
Deferred customer billings, non-current (2)	$—	$110.0
Refund liabilities, non-current	—	—
Customer deposits, non-current	—	—
Deferred revenue (contract liabilities), non-current (2)	11.5	1.0
Non current portion of customer liabilities	$11.5	$111.0
Total customer liabilities	$39.7	$194.9

(1) Includes $23.7 million, $0.5 million and $2.9 million in current accrued service costs, refund liabilities and deferred revenue, respectively, for a related party that are included in the current portion of customer liabilities - related party in the accompanying consolidated balance sheets at December 31, 2017. Includes $13.2 million and $1.0 million in current accrued service costs and customer deposits, respectively, for a related party that are included in the current portion of customer liabilities - related party in the accompanying consolidated balance sheet at December 31, 2016.
(2) Includes $11.5 million in deferred revenue for a related party that are included in the non-current portion of customer liabilities - related party in the accompanying consolidated balance sheet at December 31, 2017. Includes $110.0 million in deferred customer billings for a related party that are included in the non-current portion of customer liabilities - related party in the accompanying consolidated balance sheet at December 31, 2016.
9. Stockholders’ Equity (Deficit)
Preferred Stock and Warrant
The Company has 5,000,000 shares of authorized preferred stock, each with a par value of $0.01. The preferred stock may be issued from time to time in one or more series. The board of directors of the Company ("Board") is authorized to determine the rights, preferences, privileges and restrictions of the Company’s authorized but unissued shares of preferred stock. On February 16, 2016, at the close of the Transaction, the Company issued to TCP-ASC ACHI Series LLLP, a limited liability limited partnership jointly owned by Ascension Health Alliance and investment funds affiliated with TowerBrook (the "Investor"): (i) 200,000 shares of its 8.00% Series A Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock" or "Preferred Stock"), for an aggregate

R1 RCM Inc.
Notes to Consolidated Financial Statements

price of $200 million and (ii) an exercisable warrant to acquire up to 60 million shares of its common stock with an exercise price of $3.50 per common share and a term of ten years. The Series A Preferred Stock is immediately convertible into shares of common stock. As of December 31, 2017 and December 31, 2016, the Company had 227,483 and 210,160 shares of Preferred Stock outstanding, respectively. See Note 13, 8.00% Series A Convertible Preferred Stock, for additional information.
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
Treasury Stock
On November 13, 2013, the Board authorized a repurchase of up to $50.0 million of the Company’s common stock in the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time at the sole discretion of the Board. Any repurchased shares will be available for use in connection with the Company’s stock plans and for other corporate purposes. The Company funds the repurchases from cash on hand. During the year ended December 31, 2016, the Company repurchased 158,557 shares of the Company stock for $0.4 million. During the year ended December 31, 2017, 855,474 shares were repurchased for $2.5 million. No shares have been retired. As of December 31, 2017 and December 31, 2016, the Company held in treasury 5,321,393 and 4,465,919 shares of repurchased stock, respectively.

Treasury stock also includes repurchases of Company stock related to employees’ tax withholding upon vesting of restricted shares. For the year ended December 31, 2017, the Company repurchased 784,531 shares related to employees’ tax withholding upon vesting of restricted shares. Additionally, treasury stock includes restricted stock awards that have been canceled or forfeited. See Note 10, Share-Based Compensation.
10. Share-Based Compensation
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
Under the Plans, the Company is authorized to issue up to a maximum of 46,374,756 shares of common stock. This number includes any shares that remained available for issuance under the 2006 Plan as of the date of the IPO and any shares subject to awards that were outstanding under the 2006 Plan as of the date of the IPO that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company without the issuance of shares thereunder. The Company will not make any further grants under the 2006 Plan. The 2010 Amended Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards ("RSAs"), restricted stock units ("RSUs") and other share-based awards. As of December 31, 2017, 8,664,763 shares were available for future grants of awards under the 2010 Amended Plan. To the extent that previously granted awards under the 2006 Plan or 2010 Amended Plan expire, terminate or are otherwise surrendered, canceled or forfeited, the number of shares available for future awards under the 2010 Amended Plan will increase.

R1 RCM Inc.
Notes to Consolidated Financial Statements

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

Amendments related to accounting for excess tax benefits and shortfalls have been adopted prospectively, resulting in recognition of excess tax benefits and shortfalls in income tax expenses (benefit) rather than additional paid-in capital. For the year ended December 31, 2017, the Company recognized $0.9 million of income tax expense from shortfalls associated with vesting and exercises of equity awards.
In 2014 and 2013, the Company granted service-based, non-qualified options to purchase 3,400,000 and 4,703,801 shares of common stock and awarded 1,000,000 and 400,000 shares of restricted stock, respectively, to key employees pursuant to inducement grant rules of the New York Stock Exchange ("NYSE"), of which 2,903,801, 3,703,801 and 7,103,801 of the stock options were outstanding as of December 31, 2017, 2016 and 2015, respectively, and 0, 41,630 and 1,399,980 of the shares of restricted stock were outstanding as of December 31, 2017, 2016 and 2015, respectively.
The Company uses the Black-Scholes option pricing model to estimate the fair value of its service-based options as of its grant date. The Company uses the Monte Carlo simulations to estimate the fair value of its RSAs with vesting based on market-based performance conditions as of their respective grant dates. Expected life is based on the market condition to which the vesting is tied. Monte Carlo simulations are also used to estimate the fair value of its PBRSUs. The PBRSUs vest upon satisfaction of both time-based requirements and performance targets based on share price. Expected life is based on the market condition to which the vesting is tied.
The following table sets forth the significant assumptions used in the Black-Scholes option pricing model and the Monte Carlo simulations and the calculation of share-based compensation expense during 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Expected dividend yield	—	—	—
Risk-free interest rate	1.8% to 2.38%	1.2% to 2.06%	1.5% to 2.0%
Expected volatility	40% - 45%	45% - 50%	50%
Expected term (in years)	2.34 to 6.29	5.96 to 6.30	6.25
Forfeitures	—%	5.68% annually	5.68% annually
Total share-based compensation costs that have been included in the Company’s consolidated statements of operations were as follows (in millions):

R1 RCM Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2017	2016	2015
Share-Based Compensation Expense Allocation Details:
Cost of services	$4.5	$6.1	$7.2
Selling, general and administrative	6.1	22.0	24.5
Other	0.1	1.8	—
Total share-based compensation expense (1)	$10.7	$29.9	$31.7
(1) Includes $0.1 million, $0.1 million and $2.4 million in share-based compensation expense paid in cash during the year ended December 31, 2017, 2016 and 2015, respectively. In addition to the share-based compensation expense recorded above, $0.5 million, $0.4 million and $0 of share-based compensation expense was capitalized to deferred contract costs for the year ended December 31, 2017, 2016 and 2015, respectively. See Note 17, Deferred Contract Costs, for further discussion.
Stock options
The following table sets forth a summary of all employee and non-employee option activity under all plans for the years ended December 31, 2017, 2016 and 2015:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2015	19,924,405	$10.91	6.9	$9.4
Granted	2,231,504	5.60
Exercised	(1,374,438)	1.13
Canceled/forfeited	(5,521,205)	13.17
Outstanding at December 31, 2015	15,260,266	10.23	7.0	$0.3
Granted	11,186,107	2.39
Exercised	(94,240)	1.93
Canceled/forfeited	(5,933,526)	9.22
Outstanding at December 31, 2016	20,418,607	6.26	7.9	$0.3
Granted	3,683,406	3.34
Exercised	(69,329)	2.38
Canceled/forfeited	(6,289,718)	9.01
Outstanding at December 31, 2017	17,742,966	4.70	7.9	$23.7
Outstanding, vested and exercisable at December 31, 2015	11,879,209	$11.73	5.6	$9.4
Outstanding, vested and exercisable at December 31, 2016	7,993,168	$11.34	5.3	$—
Outstanding, vested and exercisable at December 31, 2017	5,778,376	$8.87	5.5	$17.7
The weighted-average grant date fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was $1.34, $1.07 and $2.78 per share, respectively. The weighted-average grant date fair value excludes the options granted under the option exchange discussed further below. The total intrinsic value of the options exercised in the years ended December 31, 2017, 2016 and 2015 was $0.1 million, $0.1 million and $4.9 million, respectively. The total fair value of options vested during the years ended December 31, 2017, 2016 and 2015 was $4.9 millions, $15.0 million and $14.9 million, respectively.
On May 12, 2017, the Company offered certain employees and directors an opportunity to elect to exchange certain stock options for new options covering a fewer number of shares of common stock. Under this

R1 RCM Inc.
Notes to Consolidated Financial Statements

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
Restricted stock awards
The following table sets forth a summary of the activity during the years ended December 31, 2017, 2016 and 2015:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested at January 1, 2015	2,477,465	$8.71
Granted	8,994,729	3.34
Vested	(1,892,049)	5.24
Forfeited	(324,213)	7.61
Outstanding and unvested at December 31, 2015	9,255,932	$4.24
Granted	3,071,876	2.58
Vested	(3,361,336)	4.37
Forfeited	(3,103,760)	4.69
Outstanding and unvested at December 31, 2016	5,862,712	$3.01
Granted	—	—
Vested	(2,675,782)	3.50
Forfeited	(834,440)	1.52
Outstanding and unvested at December 31, 2017	2,352,490	$3.03
The total fair value of RSAs vested during the years ended December 31, 2017, 2016 and 2015 was $9.3 million, $14.7 million, and $9.9 million, respectively. The Company’s RSA agreements allow employees to deliver to the Company shares of stock upon vesting of their RSAs in lieu of their payment of the required personal employment-related taxes. The Company does not withhold taxes in excess of maximum required statutory requirements. During the years ended December 31, 2017, 2016 and 2015, employees delivered to the Company 733,769, 996,510 and 441,537 shares of stock, respectively, which the Company recorded at a cost of approximately $1.8 million, $2.2 million and$1.6 million, respectively. As of December 31, 2017, the Company held 2,263,706 shares of surrendered common stock in treasury related to the vesting of RSAs.
Forfeited and canceled RSAs are added to treasury stock. For the years ended December 31, 2017, 2016 and 2015, 834,440, 3,103,760 and 324,213 shares were added to treasury stock due to canceled RSAs, respectively.
Restricted stock units
In the fourth quarter of 2016, the Company began to grant RSUs to its employees. A summary of the activity during the years ended December 31, 2017 and 2016 is shown below:

R1 RCM Inc.
Notes to Consolidated Financial Statements

	Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested at January 1, 2016	—	$—
Granted	1,361,794	2.35
Vested	—	—
Forfeited	(15,020)	2.35
Outstanding and unvested at December 31, 2016	1,346,774	$2.35
Granted	285,527	2.96
Vested	(155,535)	2.35
Forfeited	(293,266)	2.35
Outstanding and unvested at December 31, 2017	1,183,500	$2.50
The Company's RSU agreements allow employees to surrender to the Company shares of common stock upon vesting of their RSUs in lieu of their payment of the required personal employment-related taxes. During the year ended December 31, 2017 and 2016, employees delivered to the Company 50,762 and no shares of stock, respectively, which the Company recorded at a cost of approximately $0.2 million and $0.0 million, respectively. Shares surrendered for payment of personal employment-related taxes are held in treasury.
Performance-based restricted stock units
In the third quarter of 2017, the Company began to grant performance-based RSUs ("PBRSUs" to its employees. The PBRSUs vest upon satisfaction of both time-based requirements and performance targets based on share price with certain awards vesting on December 31, 2019 and certain awards vesting on December 31, 2020. Depending on the average price of the stock for the 60 days prior to the end of the vesting period, the number of shares vesting could be between 0% and 350% of the number of PBRSUs originally granted. Based on the established price targets, 10,040,250 is the maximum number of shares that could vest.

A summary of the PBRSU activity during the year ended December 31, 2017 is shown below:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested at January 1, 2017	—	$—
Granted	4,894,817	3.35
Vested	—	—
Forfeited	(108,917)	2.38
Outstanding and unvested at December 31, 2017	4,785,900	$3.37
Of the 4,785,900 outstanding PBRSUs at December 31, 2017, 1,475,208 shares are issued pursuant to the PBRSU award agreements intended to be settled in cash until such time as the share reserve available under the 2010 Amended Plan has been deemed sufficient by the Compensation Committee of our Board of Directors to allow for settlement of the PBRSUs in shares.
Modifications of share-based awards
During the second quarter of 2015, in connection with the resignation of a member of the Board who was also the former Chief Executive Officer of the Company, the Company modified the terms of awards previously granted to such Board member. This modification allowed for the continuation of vesting of options despite his resignation from the Board. Such modification resulted in a net increase of share-based compensation expense for the year ended December 31, 2015 of $3.1 million.

R1 RCM Inc.
Notes to Consolidated Financial Statements

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
During the second quarter of 2016, in connection with the resignation of the Company's Chief Executive Officer and Chief Financial Officer and the Restructuring Plan as further described in Note 11, the vesting of certain options and RSAs was accelerated pursuant to the agreements previously entered into by the former employees and resulted in an increase of share-based compensation expense for the year ended December 31, 2016 of $7.0 million.
11. Other

Other costs are comprised of reorganization-related and certain other costs. For the year ended December 31, 2017, 2016 and 2015, the Company incurred $4.7 million, $20.8 million and $9.3 million in other costs, respectively.
Other costs consist of the following (in millions):

	Year Ended December 31,
	2017	2016	2015
Severance and employee benefits	$0.3	$3.5	$0.6
Facility charges	—	1.1	2.6
Non-cash share based compensation	0.1	1.8	—
Reorganization-related	0.4	6.4	3.2
Transaction fees (1)	—	12.7	—
Defined contribution plan contributions (2)	—	0.5	—
Restatement costs	—	1.2	2.5
Acquisition related diligence and costs (3)	3.1	—	—
Transitioned employees restructuring expense (4)	1.2	—	—
Strategic Alternative Exploration	—	—	3.8
Prior year employment tax expense	—	—	(0.2)
Other	4.3	14.4	6.1
Total other	$4.7	$20.8	$9.3

(1) Costs related to retention payments and legal fees paid in connection with the closing of the Transaction (see Note 13).
(2) Additional contributions to the Company's defined contribution plan for the year ended December 31, 2016.
(3) Costs related to evaluating and pursuing acquisition opportunities as part of the Company’s inorganic growth strategy.

R1 RCM Inc.
Notes to Consolidated Financial Statements

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

The Company's reorganization activity was as follows (in millions):

	Severance and Employee Benefits	Facilities and Other Costs	Total
Reorganization liability at December 31, 2014	$3.3	$0.1	$3.4
Restructuring charges	0.6	2.6	3.2
Cash payments	(3.6)	(0.5)	(4.1)
Non-cash charges	—	—	—
Reorganization liability at December 31, 2015	$0.3	$2.2	$2.5
Restructuring charges	5.4	1.0	6.4
Cash payments	(2.3)	(2.7)	(5.0)
Non-cash charges	(1.8)	—	(1.8)
Reorganization liability at December 31, 2016	$1.6	$0.5	$2.1
Restructuring charges	0.4	—	0.4
Cash payments	(1.7)	(0.5)	(2.2)
Non-cash charges	(0.1)	$—	(0.1)
Reorganization liability at December 31, 2017	$0.2	$—	$0.2
12. Income Taxes
The domestic and foreign components of income (loss) before income taxes consist of the following (in millions):

	Year Ended December 31,
	2017	2016	2015
Domestic	$(33.9)	$292.4	$(139.1)
Foreign	6.6	5.8	3.3
Total income (loss) before income taxes	$(27.3)	$298.2	$(135.8)
For the years ended December 31, 2017, 2016 and 2015, the Company’s current and deferred income tax expense (benefit) attributable to income (loss) from operations are as follows (in millions):

R1 RCM Inc.
Notes to Consolidated Financial Statements

	Current	Deferred	Total
Year Ended December 31, 2015
U.S. Federal	$0.1	$(43.2)	$(43.1)
State & Local	(0.2)	(8.5)	(8.7)
Foreign	0.5	(0.3)	0.2
	$0.4	$(52.0)	$(51.6)
Year Ended December 31, 2016
U.S. Federal	$(0.2)	$95.6	$95.4
State & Local	—	25.0	25.0
Foreign	1.1	(0.4)	0.7
	$0.9	$120.2	$121.1
Year Ended December 31, 2017
U.S. Federal	$0.1	$32.4	$32.5
State & Local	0.2	(2.3)	(2.1)
Foreign	1.5	(0.4)	1.1
	$1.8	$29.7	$31.5
Reconciliation of the difference between the actual tax rate and the statutory U.S. federal income tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Federal statutory tax rate	35%	35%	35%
Increase in income tax rate resulting from:
State and local income taxes, net of federal tax benefits	5%	5%	4%
U.S. Tax Reform	(140)%	—%	—%
Stock-based Compensation	(17)%	—%	—%
Other	2%	1%	(1)%
Actual tax rate	(115)%	41%	38%

R1 RCM Inc.
Notes to Consolidated Financial Statements

The following table sets forth the Company’s net deferred tax assets as of December 31, 2017 and 2016 (in millions):

	As of December 31,
	2017	2016
Deferred Tax assets:
Deferred customer billings	$—	67.5
Net operating loss carryforwards	47.9	71.0
Share-based compensation	13.0	22.9
Accrued bonus	4.0	4.8
Advanced billing revenue	4.0	0.4
Other reserves	0.4	0.7
Alternative minimum tax	2.4	1.9
Other	3.3	2.1
Deferred Rent	2.9	2.9
R&D credit	0.3	0.3
Charitable contributions	0.4	0.5
Stock warrants	—	0.1
Total gross deferred tax assets	78.6	175.1
Fixed assets	(1.7)	(2.1)
Contract implementation costs	(3.3)	(1.8)
Less valuation allowance	(3.1)	(1.3)
Net deferred tax asset	$70.5	$169.9
At December 31, 2017, the Company had cumulative U.S. federal and state net operating loss carryforwards of approximately $182.5 million and $190.8 million, respectively, which are available to offset U.S. federal and state taxable income in future periods through 2037.

Enacted on December 22, 2017, the Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. At December 31, 2017, the Company has not completed the accounting for the tax effects of enactment of the Tax Act. However, as described below, the Company has made a reasonable estimate of the effects on the existing deferred tax balances and the one-time transition tax. For these items, a net provisional tax cost of approximately $38.2 million is recognized and is included as a component of provision for income taxes from continuing operations.

The Company remeasured certain U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Tax Act and refining the calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. A provisional amount was recorded related to the remeasurement of the deferred tax balance, resulting in a provision for income taxes benefit of approximately $35.2 million.

The one-time transition tax is based on the total post-1986 earnings and profits ("E&P") for which the Company had previously deferred from U.S. income taxes. A provisional amount was recorded for the one-time transition tax liability, resulting in a provision for income taxes cost of approximately $3.0 million. The Company has not yet completed the calculation of the total post-1986 foreign E&P. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the calculation of post-1986 foreign E&P and the amounts held in cash or other specified assets are finalized.

R1 RCM Inc.
Notes to Consolidated Financial Statements

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
The Company has recorded valuation allowances at December 31, 2017 and 2016 of $1.3 million and $1.3 million, respectively, based on our assessment that it is more likely than not that a portion of the Company’s separate state income tax net operating loss will not be realized because the Company no longer has business activities in that state, or where the activity level has decreased to such a level where we believe the NOL will not be realized. In addition, the Company has recorded a provisional valuation allowance of approximately $1.8 million for foreign taxes as a result of credits generated from the one-time transition that the Company believes will not be realized.

Immediately prior to enactment of the Tax Act on December 22, 2017, we had $20.5 million of undistributed foreign earnings. Upon passage of the Tax Act, all $20.5 million of undistributed foreign earnings became subject to U.S. federal tax. Under the Tax Act, future unremitted foreign earnings will no longer be subject to tax when repatriated to its U.S. parent, but may be subject to withholding taxes or distribution taxes of the payor affiliate country. The Company has the ability and intent to maintain our investments in India. The Company has not provided for any additional outside basis difference inherent in its foreign subsidiaries, as these amounts continue to be indefinitely reinvested in foreign operations.
The 2017, 2016 and 2015 current tax provision includes $1.4 million, $1.2 million and $0.5 million, respectively, for income taxes arising from the pre-tax income of the Company’s India subsidiaries. The tax provisions are net of the impact of a tax holiday in India. The Company’s benefits from this tax holiday were $1.0 million, $0.9 million and $0.7 million for the year ended for the year ended December 31, 2017, 2016 and 2015, respectively. The Company expanded its operations in India during the year and was awarded new tax holiday agreements. The tax holidays are set to expire between March 31, 2019 and March 31, 2027.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company’s unrecognized tax benefits as of December 31, 2017, 2016 and 2015 totaled $0.3 million, $0.3 million and $1.2 million, respectively.

R1 RCM Inc.
Notes to Consolidated Financial Statements

The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

Tax Benefit
Unrecognized tax benefits at December 31, 2014	$1.1
Increases in positions taken in a current period	0.1
Increases in positions taken in prior period	0.6
Decreases in positions taken in a prior period	—
Decreases due to lapse of statute of limitations	(0.6)
Decreases due to settlement	—
Unrecognized tax benefits at December 31, 2015	$1.2
Increases in positions taken in a current period	—
Increases in positions taken in prior period	5.0
Decreases in positions taken in a prior period	(5.0)
Decreases due to lapse of statute of limitations	—
Decreases due to settlement	(0.9)
Unrecognized tax benefits at December 31, 2016	$0.3
Increases in positions taken in prior period	0.1
Increases in positions taken in a current period	—
Decreases in position taken in prior period	(0.1)
Decreases due to lapse of statute of limitations	—
Decreases due to settlement	—
Unrecognized tax benefits at December 31, 2017	$0.3
As of December 31, 2017, approximately $0.3 million of the total gross unrecognized tax benefits represented the amount that, if recognized, would result in an adjustment to the effective income tax rate in future periods. The Company recognizes interest and penalties related to income tax matters as part of income tax expense. The Company recorded adjustments to interest and potential penalties related to these unrecognized tax benefits during 2017, and in total, as of December 31, 2017, the Company has recorded a liability for interest and potential penalties of $0.0 million. The Company anticipates changes to the reserves within the next 12 months to be primarily related to interest. The Company believes it has sufficient accruals for contingent tax liabilities.
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
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. U.S. federal income tax returns since 2014 are currently open for examination. State jurisdictions vary for open tax years. The statute of limitations for most states ranges from three to six years. The Company’s subsidiaries India income tax returns since fiscal year 2009 are currently open for final determination.
13. 8.00% Series A Convertible Preferred Stock
At the close of the Transaction on February 16, 2016 (as described in Note 1), the Company issued to the Investor: (i) 200,000 shares of Preferred Stock, for an aggregate price of $200 million, and (ii) a warrant with a term of ten years to acquire up to 60 million shares of common stock at an exercise price of $3.50 per share, on the terms

R1 RCM Inc.
Notes to Consolidated Financial Statements

and subject to the conditions set forth in the Warrant Agreement (“Warrant”). The Preferred Stock is immediately convertible into shares of common stock.

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

Dividend Rights

The holders of the Preferred Stock are entitled to receive cumulative dividends January 1, April 1, July 1 and October 1 of each year (dividend payment dates), which commenced on April 1, 2016, at a rate equal to 8% per annum (preferred dividend) multiplied by the liquidation preference per share, initially $1,000 per share adjusted for any unpaid cumulative preferred dividends. For the first seven years after issuance, the dividends on the Preferred Stock will be paid-in-kind. As of December 31, 2017 and 2016, the Company had accrued dividends of $4.5 million and $4.2 million associated with the Preferred Stock, respectively, of which $4.5 million and $4.2 million was paid in additional shares and $660 and $260 was paid in cash in January of the following year, respectively. For the year ended December 31, 2017 and 2016, the dividends that were paid, or accrued, in additional shares of Preferred Stock totaled $17.7 and $14.4 million, respectively.

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

Voting Rights

Each holder of the Preferred Stock is entitled to vote with the common stock on an as-converted basis on all matters submitted to a vote of shareholders of the Company, and has full voting rights and powers equal to the voting rights and powers of the holders of common stock.

The following summarizes the Preferred Stock activity for the twelve months ended December 31, 2017 and 2016 (in millions, except per share data):

R1 RCM Inc.
Notes to Consolidated Financial Statements

	Preferred Stock
	Shares Issued and Outstanding	Carrying Value
Balance at December 31, 2015	—	$—
Issuance of preferred stock	200,000	108.9
Beneficial conversion feature deemed dividend	—	48.3
Dividends paid/accrued dividends	10,160	14.4
Balance at December 31, 2016	210,160	$171.6
Dividends paid/accrued dividends	17,323	17.7
Balance at December 31, 2017	227,483	$189.3

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
Diluted net income per share is calculated using the more dilutive of the if-converted or the two-class method. For the years ended December 31, 2017 and 2016, the two-class method was more dilutive and was computed by adjusting the denominator used in the basic net income per share computation by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, shares issuable upon vesting of RSAs, RSUs, PBRSUs and Preferred Stock.

R1 RCM Inc.
Notes to Consolidated Financial Statements

Basic and diluted net income (loss) per common share are calculated as follows (in millions, except share and per share data):

	Twelve Months Ended December 31,
	2017	2016	2015
Basic EPS:
Net income (loss)	$(58.8)	$177.1	$(84.3)
Less dividends on preferred shares	(17.7)	(62.7)	—
Less income allocated to preferred shareholders	—	(49.0)	—
Net income (loss) available/(allocated) to common shareholders - basic	$(76.5)	$65.4	$(84.3)
Diluted EPS:
Net income (loss)	(58.8)	177.1	(84.3)
Less dividends on preferred shares	(17.7)	(62.7)	—
Less income allocated to preferred shareholders	—	(49.0)	—
Net income (loss) available/(allocated) to common shareholders - diluted	$(76.5)	$65.4	$(84.3)
Basic weighted-average common shares	102,062,051	100,160,206	96,806,885
Add: Effect of dilutive securities	—	—	—
Diluted weighted average common shares	102,062,051	100,160,206	96,806,885
Net income (loss) per common share (basic)	$(0.75)	$0.65	$(0.87)
Net income (loss) per common share (diluted)	$(0.75)	$0.65	$(0.87)
Because of their anti-dilutive effect, 26,064,856 and 27,628,093 common share equivalents comprised of stock options, RSAs, PBRSUs and RSUs have been excluded from the diluted earnings per share calculation for the years ended December 31, 2017 and 2016, respectively. Due to the net loss, stock options and RSAs totaling 24,516,198 were not included in the computation of diluted income (loss) per share for the year ended 2015. Additionally, the Investor's exercisable warrant to acquire up to 60 million shares of the Company's common stock has been excluded from the diluted earnings per share calculation because it is anti-dilutive for all periods presented.
15. Commitments and Contingencies
Operating Leases
The Company rents office space and equipment under operating leases, primarily for its Chicago corporate office, U.S. shared services centers and India operations. Office space lease terms range from one to 13 years, whereas equipment lease terms range from one to three years. The Company’s leases contain various rent holidays and rent escalation clauses and entitlements for tenant improvement allowances. Lease payments are amortized to expense on a straight-line basis over the lease term.
Total rent expense under all operating leases was $7.9 million, $5.6 million and $6.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

R1 RCM Inc.
Notes to Consolidated Financial Statements

The aggregate future minimum rental commitments under all noncancelable operating leases having remaining terms in excess of one year as of December 31, 2017 are as follows (in millions):

2018	$8.1
2019	7.4
2020	7.6
2021	7.3
2022	4.0
Thereafter	19.0
Total	$53.4

Legal Proceedings

Other than as described below, the Company is not presently a party to any material litigation or regulatory proceeding and is not aware of any pending or threatened litigation or regulatory proceeding against the Company which, individually or in the aggregate, could have a material adverse effect on its business, operating results, financial condition or cash flows.

On July 22, 2014, the Company was named as a defendant in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Michigan (Anger v. Accretive Health, Inc.), seeking statutory damages, injunctive relief and attorneys’ fees. The primary allegations are that the Company attempted to collect debts without providing the notice required by the Fair Debt Collection Practices Act ("FDCPA") and Michigan Fair Debt Collection Practices Act and failed to abide by the terms of an agreed payment plan in violation of those same statutes. On February 23, 2017, the parties reached a settlement in principle and filed the proposed class action settlement with the Court, which conducted a Class Action Fairness Act (CAFA) hearing on whether to approve of the settlement. Members of the putative class were notified of the settlement and were given an opportunity to object or opt-out of the settlement. No objections to the settlement were entered before or at the CAFA hearing on October 4, 2017, and the Court approved the settlement by Order dated October 11, 2017. Accordingly, the Company paid a total $1.3 million settlement amount, some of which was paid to a settlement fund to assist members of the class Ascension Michigan ministry patients pay off healthcare debt to Ascension ministries.

In April 2015, the Company was named among other defendants in an employment action brought by a former employee of Mercy Maine Hospital before the Maine Human Rights Commission ("MHRC"), alleging improper termination in retaliation for uncovering alleged Medicare fraud.  The plaintiff filed a parallel qui tam action in the District of Maine (Worthy v. Eastern Maine Healthcare Systems) making the same allegations, and seeking money damages, False Claims Act penalties and plaintiff’s attorneys’ fees.  The U.S. Department of Justice declined to intervene in the federal court action, and the case was unsealed in April 2015. The parties mediated the case before the Magistrate Judge on July 24, 2017 and reached an agreement in principle, and subsequently resolved an additional contingency in order to settle the case. The settlement, which is now finalized, did not have a material impact to the consolidated financial statements.

In May 2016, the Company was served with a False Claims Act case brought by a former emergency department service associate who worked at a hospital of one of the Company’s customers, MedStar Inc.’s Washington Hospital Center (“WHC”), along with WHC and three other hospitals that were PAS clients and a place holder, John Doe hospital, representing all PAS clients (USA ex rel. Graziosi vs. Accretive Health, Inc. et. al.), and seeking money damages, False Claims Act penalties and plaintiff’s attorneys’ fees.  The Second Amended Complaint alleges that the Company’s PAS business violates the federal False Claims Act. The case was originally filed under seal in 2013 in the federal district court in Chicago, was presented to the U.S. Attorney in Chicago twice, and the U.S. Attorneys declined to intervene. The Company filed a motion to dismiss the Second Amended Complaint on July 29, 2016. On March 22, 2017, the district court dismissed all claims against all hospital defendants other than Medstar Inc.’s WHC, and dismissed all claims related to TriCare-related episodes of care. Plaintiff filed a Third Amended Complaint, seeking to add back claims related to other PAS clients in January 2018,

R1 RCM Inc.
Notes to Consolidated Financial Statements

and the Company has moved to discuss all such claims related to any hospital other than WHC. That motion has been fully briefed. The Company believes that it has meritorious defenses to all claims in the case and intends to vigorously defend itself against these claims. The outcome is not presently determinable.
16. Related Party Transactions
As a result of the closing of the Transaction on February 16, 2016 and Ascension's ownership interest in the Investor, Ascension became a related party to the Company. See Note 13, 8.00% Series A Convertible Preferred Stock, for additional information.
The Company provides RCM and PAS services to Ascension. The execution of the A&R MPSA, as discussed in Note 1, Business Description and Basis of Presentation, was a contractual settlement agreement of the prior Master Professional Services Agreement between the Company and Ascension. The Company recorded revenue of $404.4 million and $437.4 million in connection with these services for the year ended December 31, 2017 and 2016, respectively. In addition to the revenue recorded related to the execution of the A&R MPSA, the Company recorded revenue from services provided to Ascension of $24.0 million for the year ended December 31, 2016.
At December 31, 2017, the Company had $27.1 million in current portion of customer liabilities for a related party, consisting of $23.7 million, $0.5 million and $2.9 million in current accrued service costs, refund liabilities and deferred revenue. The Company had $11.5 million in non-current portion of customer liabilities for a related party related to non-current deferred revenue as of December 31, 2017. At December 31, 2016, the Company had $14.2 million in current portion of customer liabilities for a related party, consisting of $13.2 million in current accrued service costs and $1.0 million in current customer deposits. The Company had $110.0 million in non-current portion of customer liabilities for a related party related to deferred customer billings as of December 31, 2016. At December 31, 2017 and December 31, 2016, the Company had $15.4 million and $1.8 million in accounts receivable with Ascension, respectively.
As part of the transition of Ascension personnel to the Company in conjunction with the A&R MPSA, the Company has agreed to reimburse Ascension for certain severance and retention costs related to certain Ascension employees who will not be transitioned to the Company.  As of December 31, 2017 and December 31, 2016, the Company had $0.5 million and $1.7 million in accrued compensation and benefits related to these costs, respectively.
As Ascension is the Company's largest customer, a significant percentage of the Company's cost of services is associated with providing services to Ascension. However, due to the nature of the Company's shared services and information technology operations, it is impractical to assign the dollar amount associated with services provided to Ascension.
17. Deferred Contract Costs
Certain costs associated with the initial phases of the Ascension A&R MPSA and with the transition of additional Ascension hospitals are deferred. These fulfillment costs relate directly to the Company’s responsibilities under the A&R MPSA, generate or enhance resources of the Company that will be used in satisfying its performance obligations under the A&R MPSA in the future, and are expected to be recovered through the margins realized under the A&R MPSA. At December 31, 2017, the Company had $13.2 million in total deferred contract costs and $4.8 million at December 31, 2016.

Of the $13.2 million in deferred eligible costs, $1.6 million is included in prepaid expenses and other current assets and $11.6 million is included in other assets in the accompanying consolidated balance sheets as of December 31, 2017. As of December 31, 2016, deferred eligible costs were included in the other non-current assets in the accompanying consolidated balance sheets.

R1 RCM Inc.
Notes to Consolidated Financial Statements

The associated assets are amortized as services are transferred to the customer over the remaining life of the contracts. For the year ended December 31, 2017 and 2016, total amortization was $1.0 million and $0 million, respectively, and there were no associated impairment losses.
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
Hospital systems affiliated with Ascension have accounted for a significant portion of the Company’s net services revenue each year since the Company’s formation. For the twelve months ended December 31, 2017, 2016 and 2015, net services revenue from hospitals affiliated with Ascension accounted for 90%, 78% and 45% of the Company's total net services revenue, respectively. The loss of customers within the Ascension health system would have a material adverse impact on the Company’s operations. For the year ended December 31, 2016, Intermountain Healthcare accounted for 15% of the Company's total net services revenue. For the year ended December 31, 2015, one customer, unaffiliated with Ascension, accounted for 17% of the Company's total net services revenue.
As of December 31, 2017 and 2016, the Company had a concentration of credit risk with hospitals affiliated with Ascension accounting for 66% and 31% of accounts receivable, respectively.

R1 RCM Inc.
Notes to Consolidated Financial Statements

19. Retirement Plan

The Company maintains a 401(k) retirement plan (the "401(k) plan") that is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. In general, all employees are eligible to participate. The 401(k) plan includes a salary deferral arrangement pursuant to which participants may elect to reduce their current compensation by up to the statutorily prescribed limit, equal to $18,000 in 2017, 2016 and 2015, and have the amount of the reduction contributed to the 401(k) plan.

Effective July 1, 2017 the Company currently matches employee contributions up to 50% of the first 3% of base compensation that a participant contributes to the 401(k) plan, including director-level and above employees. Prior to July 1, 2017, the Company matched employee contributions up to 50% of the first 3% of base compensation that a participant contributed to the 401(k) Plan and director-level and above employees were excluded from the matching contribution feature of the plan. For the years ended December 31, 2017, 2016 and 2015, total Company contributions to the plan were $2.2 million, $0.7 million and $0.4 million, respectively.

20. Accrued Compensation and Benefits

Accrued compensation and benefits is comprised of the following (in millions):

	Year Ended December 31,
	2017	2016
Accrued payroll	$8.8	$3.3
Accrued bonus	16.3	12.5
Other	12.7	9.0
Ending balance	$37.8	$24.8
21. Other Non-Current

Other non-current liabilities consisted of the following (in millions):

	Year Ended December 31,
	2017	2016
Deferred rent	$11.9	$9.0
Other	—	0.7
Ending balance	$11.9	$9.7

Note 22. Quarterly Financial Information (Unaudited)
The following tables provide our Quarterly Condensed Consolidated Statements of Operations (in millions except per share data):

R1 RCM Inc.
Notes to Consolidated Financial Statements

	1st Quarter Ended March 31,		2nd Quarter Ended June 30,		3rd Quarter Ended September, 30		4th Quarter Ended December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
Net services revenue	$86.9	$352.2	$99.4	$8.7	$123.2	$125.5	$140.3	$106.2
Total operating expenses	95.4	73.5	109.6	78.4	128.3	64.1	144.0	78.6
Income (loss) from operations	(8.5)	278.7	(10.2)	(69.8)	(5.1)	61.4	(3.7)	27.5
Net income (loss)	$(8.3)	$167.4	$(6.7)	$(40.8)	$(3.6)	$37.3	$(40.2)	$13.1

Net income (loss) per common share
Basic	$(0.12)	$0.85	$(0.11)	$(0.45)	$(0.08)	$0.18	$(0.44)	$0.05
Diluted	$(0.12)	$0.85	$(0.11)	$(0.45)	$(0.08)	$0.18	$(0.44)	$0.05
Note 23. Subsequent Event

Intermountain Services Agreement

On and effective as of January 23, 2018, the Company entered into an Amended and Restated Services Agreement (the “Intermountain Services Agreement”) with Intermountain Healthcare (“Intermountain Healthcare” or “Intermountain”) having a ten-year term. Additionally, Intermountain has entered into a securities purchase agreement with R1 described in more detail below to acquire equity in R1 for an aggregate purchase price of $20 million.

The Intermountain Services Agreement continues the Company’s relationship with Intermountain Healthcare which commenced in October 2011 and was previously extended by amendment dated September 27, 2016. Pursuant to the Intermountain Services Agreement, the Company will provide revenue cycle management service offering to Intermountain hospitals and medical group providers under the operating partner model. In addition, the Company will provide revenue cycle management services to Intermountain’s homecare, hospice and palliative care, durable medical equipment and infusion therapy business. Intermountain has agreed that the Company may provide services to additional hospitals acquired by Intermountain over time. With certain limited exceptions, the Company will be the exclusive provider of revenue cycle management services for the hospitals, medical group providers, and home health business affiliated with Intermountain. The Intermountain Services Agreement is subject to certain limited termination rights, including for uncured material breaches or specific service level failures or in the event a party is excluded from certain health care programs, is unable to perform their services as a result of a change in applicable law, is subject to certain adverse judgments or is subject to certain bankruptcy or similar insolvency or event of default occurrences.

On January 23, 2018, the Company entered into a Securities Purchase Agreement (the “Intermountain Purchase Agreement”), by and between the Company and Intermountain, pursuant to which the Company sold to Intermountain, in private placements under the Securities Act, (i) 4,665,594 shares of common stock, at a purchase price of $4.2867 per share (representing the per share average closing price of the Company’s Common Stock for the period from January 1, 2018 to January 12, 2018), and (ii) a warrant to acquire up to 1,500,000 shares of Common Stock on the terms and subject to the conditions set forth in the Warrant Agreement, for an aggregate purchase price of $20,000,000.

Under the terms of the Intermountain Purchase Agreement, for so long as Intermountain’s “Ownership Threshold” (as that term is defined in the Purchase Agreement) is met, Intermountain shall be entitled to nominate one individual (the “Intermountain Designee”) to the Company’s Board. Additionally, subject to applicable law and the listing standards of the Nasdaq Capital Market (or other United States national securities exchange that the Common Stock is listed upon, if any), the Company will offer the Intermountain Designee an opportunity to, at Intermountain’s option, either sit on each regular committee of the Board or attend (but not vote) at the meetings of such committee as an observer.

R1 RCM Inc.
Notes to Consolidated Financial Statements

Intermedix Merger

On February 23, 2018, the Company entered into an Agreement and Plan of Merger (the “Intermedix Agreement”), with Intermedix Holdings, Inc. (“Intermedix”), Project Links Parent, Inc. (“Parent”), a wholly-owned subsidiary of the Company, Project Links Merger Sub, Inc. (“Merger Sub”) and solely in its capacity as Securityholder Representative, Thomas H. Lee Equity Fund VI, L.P., providing for the merger of Merger Sub with and into Intermedix (the “Merger”), with Intermedix surviving the Merger as a wholly-owned subsidiary of Parent.

Pursuant to the terms of the Intermedix Agreement, the Company will acquire Intermedix for $460 million in cash, subject to customary adjustments for cash, debt, transaction expenses and normalized working capital. The Company intends to fund the Merger and the related fees and expenses with a combination of cash on hand and new financing (such financing, the “Financing”). Concurrently with the execution of the Intermedix Agreement, the Company entered into debt financing commitment letters (as described in more detail below) that together with cash on hand, the Company believes are sufficient to cover the purchase price plus the related fees and expenses. Pursuant to the Intermedix Agreement, the Company has agreed to customary covenants to obtain the Financing, and Intermedix has agreed to provide reasonable cooperation with the Company in the Company’s efforts to obtain the Financing. There is no financing condition to the consummation of the Merger.

The Intermedix Agreement contains customary representations, warranties and closing conditions (including the expiration or early termination of the waiting period under the Hart-Scott-Rodino Act of 1976, as amended).Either Parent or Intermedix may terminate the Intermedix Agreement (i) if certain conditions to closing have not been satisfied or waived prior to the date that is four months after the signing of the Intermedix Agreement (the “Outside Date”) or (ii) if a restraint exists that permanently enjoins or prohibits the Merger. Parent may terminate the Intermedix Agreement if Intermedix is in material breach under the Intermedix Agreement and such material breach would cause certain conditions to the closing not to be met and which are not, or cannot be, cured in the time period specified in the Intermedix Agreement. Intermedix may terminate the Intermedix Agreement (i) if the Company, Parent or Merger Sub is in material breach under the Intermedix Agreement and such material breach would cause certain conditions to the closing not to be met and which are not, or cannot be, cured in the time period specified in the Intermedix Agreement, (ii) if all conditions to closing have been satisfied or waived and the Company, Parent and Merger Sub fail to consummate the Merger following confirmation by Intermedix it is prepared to close, in which case the Company will be required to pay to Intermedix a reverse termination fee of $23,000,000, or (iii) if the Company fails to execute an agreement with Ascension Health incorporating the terms of the term sheet for Medical Group RCM Services within the time period specified in the Intermedix Agreement and such condition to closing is not waived by the Company on or prior to the end of such time period, in which case the Company will be required to pay to Intermedix a termination fee of $32,200,000. The Intermedix Agreement may also be terminated by mutual written consent of Parent and Intermedix.

Immediately prior the closing of the Merger, Intermedix will spin-off certain assets related to Intermedix’s emergency preparedness and emergency response systems business to Intermedix’s existing shareholders, which assets will not be acquired by the Company. The transaction is expected to close in the second quarter of 2018.

Concurrently with the signing of the Intermedix Agreement, the Company entered into a debt commitment letter (the "Commitment Letter”), dated February 23, 2018 with Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Ares Capital Management LLC, on behalf of one or more funds and accounts managed directly or indirectly by Ares Capital Management LLC for a $295 million first lien senior secured credit facility, of which $270 million is a term loan facility and $25 million is a revolving credit facility (the “First Lien Facility”), which Commitment Letter and the commitments contemplated thereby will terminate 4 months following the date of the Intermedix Agreement (coinciding with the termination date with respect to the Intermedix Agreement).

The Commitment Letter contains certain conditions to funding which are similar to the closing conditions included in the Intermedix Agreement. Borrowings under the First Lien Facility will bear interest at a fluctuating rate equal to, at the Company’s option, LIBOR or the applicable base rate plus a margin calculated as described in

R1 RCM Inc.
Notes to Consolidated Financial Statements

the Commitment Letter. Revolving loans under the First Lien Facility, if funded, will mature in five years and term loans under the First Lien Facility will mature in seven years.

In addition, concurrently with the signing of the Intermedix Agreement and the Commitment Letter, the Company entered into a commitment letter (the “Subordinated Commitment Letter”), dated February 23, 2018 with TowerBrook Investors IV (Onshore), L.P., TowerBrook Investors IV (892), L.P., TowerBrook Investors IV (OS), L.P., TowerBrook Investors IV Executive Fund, L.P., TowerBrook Investors IV Team Daybreak, L.P. and Ascension Health Alliance D/B/A Ascension (collectively, the “Purchasers”), pursuant to which the Purchasers have agreed to purchase $110 million of unsecured, subordinated notes (the ”Subordinated Notes”; together with the First Lien Facility, the “Facilities”), which commitments contemplated thereby will terminate four months following the date of the Intermedix Agreement (coinciding with the termination date with respect to the Intermedix Agreement).

The Subordinated Commitment Letter contemplates that interest on the Subordinated Notes will accrue at 14.0% per annum, increasing by 1.0% per annum on the third anniversary of the closing date of the Merger and by an additional 1.0% per annum on each subsequent anniversary of the closing date of the Merger until the Subordinated Notes are repaid in full. Interest will be payable quarterly in cash; provided, however, that the Company may, at its option, (i) on or prior to the first anniversary of the closing date of the Merger, elect to pay up to 75% of each quarterly interest payment in kind (with such payment being capitalized to principal on the last day of each applicable fiscal quarter) and pay the remaining balance of such quarterly interest payment in cash; (ii) following the first anniversary and prior to the second anniversary of the closing date of the Merger, elect to pay up to 50% of each quarterly interest payment in kind and pay the remaining balance in cash; and (iii) thereafter, elect to pay up to 25% of each quarterly interest payment in kind and pay the remaining balance in cash. The Subordinated Notes will mature on the one year anniversary of the stated maturity date of the First Lien Facility.

Additionally, the Subordinated Commitment Letter contemplates that the Company may voluntarily prepay the Subordinated Notes subject to the applicable prepayment premium (other than in connection with a change of control) as follows: (i) if such prepayment is made before the first anniversary of the closing date of the Merger, an amount equal to 3.0% of the principal amount of the Subordinated Notes so prepaid; (ii) if such prepayment is made on or after the first anniversary but prior to the second anniversary of the closing date of the Merger, an amount equal to 2.0% of the principal amount of the Subordinated Notes so prepaid; (iii) if such prepayment is made on or after the second anniversary but prior to the third anniversary of the closing date of the Merger, an amount equal to 1.0% of the principal amount of the Subordinated Notes so prepaid; and (iv) if such prepayment is made on or after the third anniversary of the closing date of the Merger, there is no prepayment premium. In the event a prepayment of the Subordinated Notes is made in connection with a change of control (either through the exercise of the repurchase right of the holders of the Subordinated Notes or through a voluntary prepayment), the prepayment premium shall be an amount equal to 1.0% of the principal amount of the Subordinated Notes so prepaid.

Ascension Health Term Sheet

On February 23, 2018, the Company and Ascension Health entered into a non-binding term sheet setting forth certain material terms of a supplement (the “Supplement”) to the A&R MPSA, which terms provide that the Company will provide certain revenue cycle management services for physician groups that receive services from Ascension Health’s National Revenue Service Center and other groups associated with Ascension Health hospital systems (the “Medical Group RCM Services”). The Company expects to enter into the definitive Supplement for Medical Group RCM Services at the time of the closing of the Merger. The term sheet also contemplates that the Supplement will provide for: (i) the re-badging of certain centrally-based revenue cycle operations employees who support Ascension Health’s physician groups; (ii) compensation for the Medical Group RCM Services through payment of a base fee and incentive fee, each calculated in accordance with the A&R MPSA, with revisions to the performance metrics and an increase in the available percentage of cash collections for the incentive payment; and (iii) the transition of the Medical Group RCM Services to physician groups associated with Ascension Wisconsin (as set forth in the Amendment) to the new terms set forth in the Supplement.

Presence Health

R1 RCM Inc.
Notes to Consolidated Financial Statements

On February 18, 2018, the Company announced that Presence Health based in Chicago, Illinois has selected the Company to provide its end-to-end RCM services across the Presence Health system’s acute care hospitals and physician care settings. R1 and Presence Health signed a non-binding term sheet, with the expectation of completing negotiations on a definitive agreement and going live with service in the second quarter of 2018.

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Merger by and among Intermedix Holdings, Inc., R1 RCM Inc., Project Links Parent, Inc., Project Links Merger Sub, Inc. and solely in its capacity as Securityholder Representative, Thomas H. Lee Equity Fund VI, L.P. dated as of February 23, 2018 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (file No. 001-34746) filed on February 26, 2018) (Exhibits and schedules were omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request)

3.1
Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-162186) filed on April 26, 2010)

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
10.4*
Form of Restricted Stock Award Agreement under the Restricted Stock Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-162186) filed on September 29, 2009)

10.5*
Form of Indemnification Agreement, entered into between the Registrant and each director and executive officer (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-34746) filed on February 16, 2016)

10.6*
Form of Incentive Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-162186) filed on April 26, 2010)

10.7*
Form of Restricted Stock Unit Grant Agreement under the Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-34746) filed on November 2, 2016)

10.8*
Form of Performance Based Restricted Stock Unit Grant Agreement under the Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-34746) filed on November 2, 2016)

10.9*
Form of Nonstatutory Stock Option Agreement under the Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-34746) filed on November 2, 2016)

10.10*
 Accretive Health, Inc. Second Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (file No. 001-34746) filed on December 12, 2016)

10.11*
Form of Grant of Performance Based Restricted Stock Unit Awards pursuant to the Second Amended and Restated 2010 Stock Incentive Plan (to be used for awards to a senior vice president or executive vice president) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on 10-Q (file No. 001-34746) filed on October 31, 2017)

10.12*
Form of Grant of Performance Based Restricted Stock Unit Awards pursuant to the Second Amended and Restated 2010 Stock Incentive Plan (to be used for awards to a vice president or director-level employee) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on 10-Q (file No. 001-34746) filed on October 31, 2017)

10.13*	Form of Letter Agreement (to be used for executive vice presidents) (incorporated by reference to Exhibit 10.4 to the Quarterly Report on 10-Q (file No. 001-34746) filed on October 31, 2017)
10.14
Third Amended and Restated Stockholders’ Agreement, dated as of February 22, 2009, among the Registrant and the parties named therein, as amended (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-172707) filed on March 9, 2011)

10.15
Form of Share Exchange Agreement, entered into in February 2009, with each of Etienne H. Deffarges, Steven N. Kaplan, Gregory N. Kazarian, The Shultz 1989 Family Trust, Spiegel Family LLC and John T. Staton Declaration of Trust (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-162186) filed on September 29, 2009)

10.16*
Form of Nonstatutory Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-162186) filed on April 26, 2010)

10.17+
Amended and Restated Master Professional Services Agreement by and between Ascension Health and the Registrant effective as of February 16, 2016 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-34746) filed on May 10, 2016)

10.18+
Amendment No. 1 to the Amended and Restated Master Professional Services Agreement by and between the Company and Ascension Health, dated May 4, 2017 (incorporated by reference to Exhibit 10.1 to Quarterly Report on 10-Q for the quarter ended June 30, 2017 (File No. 001-34746) filed on August 2, 2017)

10.19*
Employment Agreement, dated April 2, 2013, between Registrant and Stephen F. Schuckenbrock (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.20*
Stock Option Agreement, dated April 3, 2013, between Registrant and Stephen F. Schuckenbrock (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.21*
Offer Letter, dated April 27, 2013, between Registrant and Joseph Flanagan (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.22*
Restricted Stock Award, dated June 3, 2013, between Registrant and Joseph Flanagan (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.23*
Nonstatutory Stock Option Award Agreement, dated June 3, 2013, between Registrant and Joseph Flanagan (incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.24*
Amendment to Offer Letter, dated April 29, 2014, between Registrant and Joseph Flanagan (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.25*
Nonstatutory Stock Option Award Agreement, dated April 29, 2014, between Registrant and Joseph Flanagan (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.26*
Restricted Stock Award Agreement, dated April 29, 2014, between Registrant and Joseph Flanagan (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.27*
Offer Letter, dated July 10, 2014, between Registrant and Emad Rizk (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.28*
Nonstatutory Stock Option Award Agreement, dated July 21, 2014, between Registrant and Emad Rizk (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.29*
Restricted Stock Award Agreement, dated July 21, 2014, between Registrant and Emad Rizk (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.30*
Offer Letter, dated August 6, 2014, between Registrant and Peter Csapo (incorporated by reference to Exhibit 10.33 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.31*
Nonstatutory Stock Option Award Agreement, dated August 12, 2014, between Registrant and Peter Csapo (incorporated by reference to Exhibit 10.34 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.32*
Restricted Stock Award Agreement, dated August 12, 2014, between Registrant and Peter Csapo (incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.33*
Chairman Services Agreement, dated November 14, 2014, between Registrant and Steve Shulman (incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.34*
Offer Letter, dated January 9, 2015, between Registrant and Richard Evans (incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 001-34746) filed on June 23, 2015)

10.35*
Omnibus Amendment, dated May 18, 2015, to Employment Agreement dated April 2, 2013 between Registrant and Stephen F. Schuckenbrock and Stock Option Agreement, dated April 3, 2013, between Registrant and Stephen F. Schuckenbrock (incorporated by reference to Exhibit 10.38 to Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 001-34746) filed on June 23, 2015)

10.36*
Form of Restricted Stock Award Agreement under the Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.43 to Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 001-34746) filed on March 10, 2016.

10.37*
Amendment to Retention and Severance Bonus Agreement, dated October 19, 2015, between Registrant and Emad Rizk (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 001-34746) filed on November 9, 2015)

10.38*
Letter Agreement, dated December 7, 2015, between Registrant and Emad Rizk (incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-34746) filed on March 10, 2016)

10.39*
Letter Agreement, dated December 7, 2015, between Registrant and Joseph Flanagan (incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-34746) filed on March 10, 2016)

10.40*
Restricted Stock Award Agreement, dated December 31, 2015, between Registrant and Peter Csapo (incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-34746) filed on March 10, 2016)

10.41*
Restricted Stock Award Agreement, dated December 31, 2015, between Registrant and Joseph Flanagan (incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-34746) filed on March 10, 2016)

10.42*
Restricted Stock Award Agreement, dated December 31, 2015, between Registrant and Emad Rizk (incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-34746) filed on March 10, 2016)

10.43
Securities Purchase Agreement, dated as of December 7, 2015, by and among Accretive Health, Inc., TCP-ASC ACHI Series LLLP, and, solely for the purposes set forth therein, Ascension Health Alliance d/b/a Ascension (incorporated by reference to Exhibit 10.1 to Current Report on 8-K (File No. 001-34746) filed December 8, 2015).

10.44
Investor Rights Agreement, dated as of February 16, 2016, by and among the Registrant, TCP-ASC ACHI Series LLLP, and the other parties thereto (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-34746) filed on May 10, 2016)

10.45
Registration Rights Agreement, dated as of February 16, 2016, by and between the Registrant and TCP-ASC ACHI Series LLLP (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-34746) filed on May 10, 2016)

10.46
Warrant, dated as of February 16, 2016, by and between the Registrant and TCP-ASC ACHI Series LLLP (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-34746) filed on May 10, 2016)

10.47*
Transition, Separation and General Release Agreement, dated April 25, 2016, by and between the Registrant and Peter Csapo (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-34746) filed on April 25, 2016)

10.48*
General Release and Mutual Non-Disparagement Agreement, dated May 25, 2016, by and between the Registrant and Emad Rizk (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (file No. 001-34746) filed on May 26, 2016)

10.49
Agreement by and between TCP-ASC ACHI Series LLLP and the Registrant dated September 9, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (file No. 001-34746) filed on September 9, 2016)

10.50*
Non-Statutory Stock Option Award Grant Agreement, dated as of October 3, 2016, by and between Christopher Ricaurte and the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (file No. 001-34746) filed on October 5, 2016)

10.51*
Non-Statutory Stock Option Award Grant Agreement, dated as of October 3, 2016, by and between Christopher Ricaurte and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (file No. 001-34746) filed on October 5, 2016)

10.52*
Non-Statutory Stock Option Award Grant Agreement, dated as of October 3, 2016, by and between Joseph G. Flanagan and the Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (file No. 001-34746) filed on October 5, 2016)

10.53*
Non-Statutory Stock Option Award Grant Agreement, dated as of October 3, 2016, by and between Joseph G. Flanagan and the Registrant (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (file No. 001-34746) filed on October 5, 2016)

10.54*
Employment Offer Letter Agreement by and between the Registrant and Thomas A. Lesica (incorporated by reference to Exhibit 10.1 to the Quarterly Report on 10-Q (file No. 001-34746) filed on October 31, 2017)

10.55*	Employment Offer Letter Agreement by and between the Registrant and Gary Long.
10.56*
Amended and Restated Grant of Performance Based Awards pursuant to the R1 RCM Inc. Second Amended and Restated 2010 Stock Incentive Plan to Joseph Flanagan (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K/A (file No. 001-34746) filed on January 18, 2018)

10.57*
Amended and Restated Grant of Performance Based Awards pursuant to the R1 RCM Inc. Second Amended and Restated 2010 Stock Incentive Plan to Christopher Ricaurte (incorporated by reference to Exhibit 10.2 to the Current Report on 8-K/A (file No. 001-34746) filed on January 18, 2018)

10.58*
Amended and Restated Grant of Performance Based Awards pursuant to the R1 RCM Inc. Second Amended and Restated 2010 Stock Incentive Plan to Steven Shulman (incorporated by reference to Exhibit 10.3 to the Current Report on 8-K/A (file No. 001-34746) filed on January 18, 2018)

10.59
Amended and Restated Registration Rights Agreement among the Registrant, IHC Health Services, Inc. and TCP-ASC ACHI Series LLLP dated as of January 23, 2018 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (file No. 001-34746) filed on January 24, 2018)

10.60
Securities Purchase Agreement between the Company and IHC Health Services, Inc. dated as of January 23, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (file No. 001-34746) filed on January 24, 2018)

10.61
Warrant between the Company and IHC Health Services, Inc. dated as of January 23, 2018 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (file No. 001-34746) filed on January 24, 2018)

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
101
The following materials from the R1 RCM Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes.

*	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

+	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.