Form 10-Q
period 2018-03-31
R1 RCM INC.
filed 2018-05-10
CIK 1472595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of May 2, 2018, the registrant had 109,656,913 shares of common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

R1 RCM Inc.
Consolidated Balance Sheets
(In millions, except per share data)

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$167.6	$164.9
Accounts receivable, net	8.0	8.2
Accounts receivable, net - related party	30.9	15.4
Prepaid income taxes	0.2	0.6
Prepaid expenses and other current assets	12.4	13.2
Total current assets	219.1	202.3
Property, equipment and software, net	49.0	48.3
Non-current deferred tax assets	58.3	70.5
Restricted cash equivalents	2.9	1.5
Other assets	15.5	13.4
Total assets	$344.8	$336.0
Liabilities
Current liabilities:
Accounts payable	5.0	7.2
Current portion of customer liabilities	0.9	1.1
Current portion of customer liabilities - related party	31.4	27.1
Accrued compensation and benefits	37.5	37.8
Other accrued expenses	23.5	16.7
Total current liabilities	98.3	89.9
Non-current portion of customer liabilities	—	—
Non-current portion of customer liabilities - related party	14.5	11.5
Other non-current liabilities	13.0	11.9
Total liabilities	$125.8	$113.3

8.00% Series A convertible preferred stock: par value $0.01 per share, 370,000 authorized, 232,032 shares issued and outstanding as of March 31, 2018 (aggregate liquidation value of $236.7); 370,000 authorized, 227,483 shares issued and outstanding as of December 31, 2017 (aggregate liquidation value of $232.0)	193.9	189.3
Stockholders’ equity (deficit)
Common stock, $0.01 par value, 500,000,000 shares authorized, 121,419,597 shares issued and 108,816,768 shares outstanding at March 31, 2018; 116,650,388 shares issued and 104,409,961 shares outstanding at December 31, 2017	1.2	1.2
Additional paid-in capital	355.5	337.9
Accumulated deficit	(267.8)	(244.5)
Accumulated other comprehensive loss	(2.3)	(1.6)
Treasury stock, at cost, 12,602,829 shares as of March 31, 2018; 12,240,427 shares as of December 31, 2017	(61.5)	(59.6)
Total stockholders’ equity (deficit)	25.1	33.4
Total liabilities and stockholders’ equity (deficit)	$344.8	$336.0

See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In millions, except per share data)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Net services revenue ($136.2 and $75.4 million for the three months ended March 31, 2018 and 2017 from related party, respectively)	$147.3	$86.9
Operating expenses:
Cost of services	138.7	80.9
Selling, general and administrative	17.0	14.3
Other	2.4	0.2
Total operating expenses	158.1	95.4
Income (loss) from operations	(10.8)	(8.5)
Net interest income	0.2	0.1
Income (loss) before income tax provision	(10.6)	(8.4)
Income tax provision (benefit)	12.7	(0.1)
Net income (loss)	$(23.3)	$(8.3)
Net income (loss) per common share:
Basic	$(0.26)	$(0.12)
Diluted	$(0.26)	$(0.12)
Weighted average shares used in calculating net income (loss) per common share:
Basic	105,831,571	101,364,424
Diluted	105,831,571	101,364,424
Consolidated statements of comprehensive income (loss)
Net income (loss)	(23.3)	(8.3)
Other comprehensive income (loss):
Net Change on derivatives designated as cash flow hedges, net of tax	(0.2)	—
Foreign currency translation adjustments	(0.5)	0.8
Comprehensive income (loss)	$(24.0)	$(7.5)

Reconciliation of net income (loss) to income (loss) available to common shareholders:
Basic:
Net income (loss)	$(23.3)	$(8.3)
Less dividends on preferred shares	(4.6)	(4.3)
Less income allocated to preferred shareholders	—	—
Net income (loss) available/allocated to common shareholders - basic	$(27.9)	$(12.6)
Diluted:
Net income (loss)	$(23.3)	$(8.3)
Less dividends on preferred shares	(4.6)	(4.3)
Less income allocated to preferred shareholders	—	—
Net income (loss) available/allocated to common shareholders - diluted	$(27.9)	$(12.6)
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)
(In millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated other comprehensive (loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	116,650,388	$1.2	(12,240,427)	$(59.6)	$337.9	$(244.5)	$(1.6)	$33.4
Share-based compensation expense	—	—	—	—	2.7	—	—	2.7
Issuance of common stock related to share-based compensation plans	3,603	—	—	—	—	—	—	—
Issuance of Common Stock and Stock Warrants	4,665,594	—	—	—	19.3	—	—	19.3
Exercise of vested stock options	100,012	—	—	—	0.2	—	—	0.2
Dividends paid/accrued dividends	—	—	—	—	(4.6)	—	—	(4.6)
Acquisition of treasury stock related to equity award plans	—	—	(362,402)	(1.9)	—	—	—	(1.9)
Forfeitures	—	—	—	—	—	—	—	—
Net Change on derivatives designated as cash flow hedges, net of tax of $0.1	—	—	—	—	—	—	(0.2)	(0.2)
Foreign currency translation adjustments	—	—	—	—	—	—	(0.5)	(0.5)
Net (loss) income	—	—	—	—	—	(23.3)	—	(23.3)
Balance at March 31, 2018	121,419,597	$1.2	(12,602,829)	$(61.5)	$355.5	$(267.8)	$(2.3)	$25.1
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Cash Flows
(In millions)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Operating activities
Net income (loss)	$(23.3)	$(8.3)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	4.9	3.2
Share-based compensation	3.9	3.7
Deferred income taxes	12.3	(0.5)
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	(15.3)	(24.2)
Prepaid income taxes	(0.4)	3.7
Prepaid expenses and other assets	(0.9)	(15.5)
Accounts payable	(1.4)	(4.0)
Accrued compensation and benefits	(0.2)	3.2
Other liabilities	3.4	3.5
Customer liabilities and customer liabilities - related party	7.1	7.3
Net cash used in operating activities	(9.9)	(27.9)
Investing activities
Purchases of property, equipment, and software	(3.4)	(9.2)
Net cash used in investing activities	(3.4)	(9.2)
Financing activities
Issuance of common stock and stock warrants, net of issuance costs	19.3	—
Exercise of vested stock options	0.2	—
Purchase of treasury stock	—	(0.6)
Shares withheld for taxes	(1.9)	(1.5)
Net cash provided (used in) by financing activities	17.6	(2.1)
Effect of exchange rate changes in cash, cash equivalents and restricted cash	(0.2)	0.7
Net increase (decrease) in cash, cash equivalents and restricted cash	4.1	(38.5)
Cash, cash equivalents and restricted cash, at beginning of period	166.4	182.7
Cash, cash equivalents and restricted cash, at end of period	$170.5	$144.2
Supplemental disclosures of cash flow information
Accrued dividends payable to Preferred Stockholders	$4.6	$4.3
Accrued and other liabilities related to purchases of property, equipment and software	$4.1	$0.3
Accounts payable related to purchases of property, equipment and software	$0.6	$0.4
Income taxes paid	$(0.4)	$(0.3)
Income taxes refunded	$0.4	$3.4

See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

1. Business Description and Basis of Presentation
Business Description
R1 RCM Inc. (the "Company") is a leading provider of technology-enabled revenue cycle management ("RCM") services and physician advisory services ("PAS") to healthcare providers. The Company helps healthcare providers generate sustainable improvements in their operating margins and cash flows while also enhancing patient, physician and staff satisfaction for its customers. The Company achieves these results for its customers by managing healthcare providers’ revenue cycle operations, which encompass processes including patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections from patients and payers. The Company does so by deploying a unique operating model that leverages its extensive healthcare site experience, innovative technology and process excellence.

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
On January 23, 2018, the Company entered into an Amended and Restated Services Agreement (the “Intermountain Services Agreement”) with IHC Health Services, Inc. (“Intermountain”) having a ten-year term. Pursuant to the Intermountain Services Agreement, the Company will provide revenue cycle management services to Intermountain hospitals and medical group providers under the operating partner model. In addition, the Company will provide revenue cycle management services to Intermountain’s homecare, hospice and palliative care, durable medical equipment and infusion therapy business. In conjunction with the execution of the Intermountain Services Agreement, the Company entered into a Securities Purchase Agreement (the “Intermountain Purchase Agreement”) with Intermountain, pursuant to which the Company sold to Intermountain, in private placements under the Securities Act of 1933, as amended (the "Securities Act"), (i) 4,665,594 shares of common stock and (ii) a warrant to acquire up to 1,500,000 shares of Common Stock at an initial exercise price of $6.00 per share, on the terms and subject to the conditions set forth in the Warrant Agreement, for an aggregate purchase price of $20 million.
Basis of Presentation
The accompanying unaudited consolidated financial statements reflect the Company's financial position as of March 31, 2018, the results of operations and cash flows of the Company for the three months ended March 31, 2018 and 2017. These financial statements include the accounts of R1 RCM Inc. and its wholly owned subsidiaries. All material intercompany amounts have been eliminated in consolidation. These financial statements have been

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial reporting and as required by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information, have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2018.
When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. For a more complete discussion of the Company’s significant accounting policies and other information, the unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 10-K").
2. Recent Accounting Pronouncements

Recently Issued Accounting Standards and Disclosures

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which supersedes existing guidance on accounting for leases in Topic 840, Leases. ASU 2016-02 generally requires all leases to be recognized in the consolidated balance sheet. The provisions of ASU 2016-02 are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The Company plans to adopt ASU 2016-02 on January 1, 2019 on a prospective basis and is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

On January 1, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"), using a retrospective transition method. ASU 2016-18 is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the Consolidated Statement of Cash Flows. ASU 2016-18 requires that the Consolidated Statement of Cash Flows explain the change in total cash and cash equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. Upon adoption of ASU 2016-18, restricted cash equivalents of $2.9 million and $1.5 million as of March 31, 2018 and December 31, 2017, respectively, were reclassified to be included within the reconciliation of beginning and ending cash and restricted cash equivalents on our consolidated statement of cash flows.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force). This ASU addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
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

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

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
The carrying amounts of the Company’s financial instruments, which include financial assets such as cash and cash equivalents, restricted cash equivalents, accounts receivable, net, and certain other current assets, as well as financial liabilities such as accounts payable, accrued service costs, accrued compensation and benefits and certain other accrued expenses, approximate their fair values, due to the short-term nature of these instruments. Other than the Company's derivative financial instruments, the Company does not have any financial assets or liabilities that are required to be measured at fair value on a recurring basis. See Note 18, Derivative Financial Instruments for a discussion of the fair value of the Company's forward currency derivative contracts.
4. Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is comprised of unpaid balances pertaining to modular services and end-to-end RCM customers and net receivable balances for end-to-end RCM customers after considering cost reimbursements owed to such customers, including related accrued balances.
The Company maintains an estimated allowance for doubtful accounts to reduce its accounts receivable to the amount that it believes will be collected. This allowance is based on the Company’s historical experience, its assessment of each customer’s ability to pay, the length of time a balance has been outstanding, input from key Company resources assigned to each customer, and the status of any ongoing operations with each applicable customer.
Movements in the allowance for doubtful accounts are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Beginning balance	$363	$66
Provision (recoveries)	(31)	41
Write-offs	(3)	—
Ending balance	$329	$107
5. Property, Equipment and Software
Property, equipment and software consist of the following (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	March 31, 2018	December 31, 2017
Computer and other equipment	$31.1	$28.7
Leasehold improvements	22.2	22.3
Software	47.7	44.5
Office furniture	7.4	7.4
Property, equipment and software, gross	108.4	102.9
Less accumulated depreciation and amortization	(59.4)	(54.6)
Property, equipment and software, net	$49.0	$48.3
During the three months ended March 31, 2018, the Company capitalized $1.4 million of computer equipment related to a capital lease. $0.7 million and $0.7 million of the capital lease obligation is recorded in other accrued expenses and other non-current liabilities, respectively.
The following table summarizes the allocation of depreciation and amortization expense between cost of services and selling, general and administrative expenses (in millions):

	Three Months Ended March 31,
	2018	2017
Cost of services	$4.6	$2.9
Selling, general and administrative	0.3	0.3
Total depreciation and amortization	$4.9	$3.2
6. Revenue Recognition
The Company follows the guidance under Topic 606, Revenue from Contracts with Customers (“Topic 606”). Revenue is measured based on consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a service to a customer, which is typically over the contact term. Estimates of variable consideration are included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once the uncertainty is resolved.

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

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

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

Bundled Services

Modular RCM services may be sold separately or bundled in a contract. End-to-end RCM services are typically sold separately but may be bundled with PAS. PAS are commonly sold separately. The typical length of an end-to-end RCM contract is three to ten years (subject to the parties' respective termination rights) but varies from customer to customer. PAS and modular RCM agreements generally vary in length between one and three years.

For bundled arrangements, the Company accounts for individual services as a separate performance obligation if a service is separately identifiable from other items in the bundled arrangement and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The transaction price is allocated between separate services in a bundle based on their relative standalone selling prices. The standalone selling prices are determined based on the prices at which the Company separately sells its RCM, PAS, or modular services. PAS are provided at a customer’s election but do not represent material rights as the services are priced at standalone selling price throughout the life of the agreement. In certain situations, the Company allocates variable consideration to a distinct service, or services, within a contract. The Company allocates variable payments to one or more, but not all, of the distinct services in a contract when (i) the variable payment relates specifically to the Company’s efforts to transfer the distinct service and (ii) the variable payment is for an amount that depicts the amount of consideration to which the Company expects to be entitled in exchange for transferring the promised services to its customer.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

Disaggregation of Revenue

In the following table, revenue is disaggregated by source of revenue (in millions):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net operating fees	$127.6	$70.7
Incentive fees	8.0	5.6
Other	11.7	10.6
Net service revenue	$147.3	$86.9

Contract Balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (in millions):

	March 31, 2018	December 31, 2017
Receivables, which are included in accounts receivable, net	$38.9	$23.6
Contract assets	—	—
Contract liabilities	$18.3	$15.5

The Company recognized no revenue for the three months ended March 31, 2018 related to changes in transaction price estimates during the quarter. The Company recognized revenue of $1.4 million in the quarter ended March 31, 2017 related to services performed in periods prior to the parties reaching an agreement that creates enforceable rights and obligations.

A receivable is recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are typically 30-60 days.
Significant changes in the contract assets and the contract liabilities balances during the three months ended March 31, 2018 are as follows (in millions):

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Contract assets	Contract liabilities	Contract assets	Contract liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	—	$48.8	—	$19.5
Increases due to cash received, excluding amounts recognized as revenue during the period	—	$3.1	—	$6.1
Transferred to receivables from contract assets recognized at the beginning of the period	—	—	—	—
Increases as a result of cumulative catch-up adjustment arising from changes in the estimate of the stage of completion, excluding amounts transferred to receivables during the period	—	—	—	—

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

The Company recognized revenue of $48.8 million and $19.5 million during the three months ended March 31, 2018 and 2017, which amounts were included in contract liabilities at the beginning of the respective periods. These revenue amounts include $47.8 million and $19.5 million for the three months ended March 31, 2018 and 2017, respectively, related to advanced billings which become accounts receivable and contract liabilities on the first day of the respective service period.

Transaction Price Allocated to the Remaining Performance Obligation

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in millions). The estimated revenue does not include amounts of variable consideration that are constrained.

	RCM
	Net operating fees	Incentive fees	Other
2018	$0.2	$7.1	$2.9
2019	—	—	3.3
2020	—	—	2.8
2021	—	—	2.8
Thereafter	—	—	11.6
Total	$0.2	$7.1	$23.4

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

The Company does not disclose information about remaining performing obligations with an original expected duration of one year or less. The Company has elected certain of the optional exemptions from the disclosure requirement for remaining performance obligations for specific situations in which an entity need not estimate variable consideration to recognize revenue. Accordingly, the Company applies the practical expedient in paragraph 606-10-55-18 to its stand-alone PAS contracts and modular RCM services and does not disclose information about variable consideration from remaining performance obligations for which the Company recognizes revenue. PAS performance obligations are typically short in duration (often less than 1 day) with any uncertainty related to the associated variable consideration resolved as each increment of service (completion of a level of care review or an appeal) is completed which reflects the value the Customer receives from the Company’s fulfillment of the performance obligation. Modular RCM services performance obligations for variable consideration are of short duration with fees corresponding to the value the customer has realized, for example, patient accounts collected on behalf of the Customer or medical record lines transcribed.
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

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

with the uncertainty of other incentive fees being resolved annually. The information presented in the table above includes estimates for incentive fees where the uncertainty related to the final fee is resolved on longer than a quarterly basis and to the extent the Company does not believe the associated consideration is constrained.
7. Customer Liabilities
Customer liabilities include (i) accrued service costs (amounts due and accrued for cost reimbursements),
(ii) refund liabilities (amounts potentially due as a refund to the Company's customers on incentive fees), (iii) customer deposits (consisting primarily of net operating fees under the Company’s RCM contracts that are paid prior to the service period and amounts due as a refund to the Company's customers on incentive fees) and (iv) deferred revenue (contract liabilities) (fixed or variable fees amortized to revenue over the service period). Deferred customer billings are classified as current based on the customer contract end dates or other termination events that fall within twelve months of the balance sheet dates. Accrued service cost, refund liabilities and contract liabilities are classified as current or non-current based on the anticipated period in which the liabilities are expected to be settled or the revenue is expected to be recognized.
Customer liabilities consist of the following (in millions):

	March 31,	December 31,
	2018	2017
Accrued service costs, current	27.8	23.7
Customer deposits, current	—	—
Refund liabilities, current	0.7	0.5
Deferred revenue (contract liabilities), current	3.8	4.0
Current portion of customer liabilities (1)	$32.3	$28.2
Refund liabilities, non-current	—	—
Customer deposits, non-current	—	—
Deferred revenue (contract liabilities), non-current	14.5	11.5
Non-current portion of customer liabilities (1)	$14.5	$11.5
Total customer liabilities	$46.8	$39.7

(1) Current and non-current portion of customer liabilities includes amounts for a related party. See Note 15, Related Party Transactions for further discussion.
8. Stockholders’ Equity (Deficit)

Intermountain Purchase Agreement

As discussed in Note 1, Business Description and Basis of Presentation, on January 23, 2018, the Company entered into the Intermountain Services Agreement and the Intermountain Purchase Agreement, pursuant to which the Company sold to Intermountain, in private placements under the Securities Act, (i) 4,665,594 shares of common stock, at a purchase price of $4.2867 per share (representing the per share average closing price of the Company’s Common Stock for the period from January 1, 2018 to January 12, 2018), and (ii) a warrant to acquire up to 1,500,000 shares of Common Stock at an initial exercise price of $6.00 per share, on the terms and subject to the conditions set forth in the Warrant Agreement, for an aggregate purchase price of $20 million. As a result of the sale of the common stock and warrant, the Company recorded $47 thousand to common stock and $19.3 million to additional paid-in-capital, net of $0.7 million of issuance costs.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

Preferred Stock and Warrant
The Company has 5,000,000 shares of authorized preferred stock, each with a par value of $0.01. The preferred stock may be issued from time to time in one or more series. The board of directors of the Company ("Board") is authorized to determine the rights, preferences, privileges and restrictions of the Company’s authorized but unissued shares of preferred stock. On February 16, 2016, at the close of the Transaction, the Company issued to TCP-ASC ACHI Series LLLP, a limited liability limited partnership jointly owned by Ascension Health Alliance and investment funds affiliated with TowerBrook (the "Investor"): (i) 200,000 shares of its 8.00% Series A Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock" or "Preferred Stock"), for an aggregate price of $200 million and (ii) an exercisable warrant to acquire up to 60 million shares of its common stock with an exercise price of $3.50 per common share and a term of ten years. The Series A Preferred Stock is immediately convertible into shares of common stock. As of March 31, 2018 and December 31, 2017, the Company had 232,032 and 227,483 shares of Preferred Stock outstanding, respectively. See Note 12, 8% Series A Convertible Preferred Stock, for additional information.
Common Stock
Each outstanding share of the Company's common stock, par value $0.01 per share ("common stock"), is entitled to one vote per share on all matters submitted to a vote by shareholders. Subject to the rights of any preferred stock which may from time to time be outstanding, the holders of outstanding shares of common stock are entitled to receive dividends and, upon liquidation or dissolution, are entitled to receive pro rata all assets legally available for distribution to stockholders. No dividends were declared or paid on the common stock during 2018 or 2017.
Treasury Stock
On November 13, 2013, the Board authorized a repurchase of up to $50.0 million of the Company’s common stock in the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time at the sole discretion of the Board. Any repurchased shares will be available for use in connection with the Company’s stock plans and for other corporate purposes. The Company funds the repurchases from cash on hand. During the year ended December 31, 2017, the Company repurchased 855,474 shares of the Company stock for $2.5 million. During the three months ended March 31, 2018, no shares were repurchased. No shares have been retired. As of March 31, 2018 and December 31, 2017, the Company held in treasury 5,321,393 shares of repurchased stock, respectively.

Treasury stock also includes repurchases of Company stock related to employees’ tax withholding upon vesting of restricted shares. For the three months ended March 31, 2018, the Company repurchased 362,402 shares related to employees’ tax withholding upon vesting of restricted shares. Additionally, treasury stock includes restricted stock awards that have been canceled or forfeited. See Note 9, Share-Based Compensation.
9. Share-Based Compensation
The share-based compensation expense relating to the Company’s stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance-based restricted stock units ("PBRSUs") for the three months ended March 31, 2018 and 2017 was $3.9 million and $3.7 million, respectively, with related tax expense of approximately $1.0 million and tax benefit of $1.4 million, respectively.

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

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

rather than in financing activities. The changes have been applied prospectively in accordance with ASU 2016-09 and prior periods have not been adjusted.

Amendments related to accounting for excess tax benefits and shortfalls have been adopted prospectively, resulting in recognition of excess tax benefits and shortfalls in income tax expenses (benefit) rather than additional paid-in capital. The Company recognized $0.7 million of tax benefit and $0.9 million of income tax expense from windfalls and shortfalls associated with vesting and exercises of equity awards for the three months ended March 31, 2018 and 2017, respectively.
Total share-based compensation costs that have been included in the Company’s consolidated statements of operations were as follows (in millions):

	Three Months Ended March 31,
	2018	2017
Share-Based Compensation Expense Allocation Details:
Cost of services	$1.3	$1.2
Selling, general and administrative	2.6	2.5
Other	—	—
Total share-based compensation expense (1)	$3.9	$3.7
(1) Includes $0 million and $0.1 million in share-based compensation expense paid in cash during the three months ended March 31, 2018 and 2017, respectively.  In addition to the share-based compensation expense recorded above, $0.1 million and $0.3 million of share-based compensation expense was capitalized to deferred contract costs for the three months ended March 31, 2018 and 2017, respectively. See Note 16, Deferred Contract Costs, for further discussion.
The Company uses the Black-Scholes option pricing model to estimate the fair value of its service-based options as of its grant date. Monte Carlo simulations are used to estimate the fair value of its PBRSUs. The PBRSUs vest upon satisfaction of both time-based requirements and performance targets based on share price. Expected life is based on the market condition to which the vesting is tied.
The following table sets forth the significant assumptions used in the Black-Scholes option pricing model and the Monte Carlo simulations and the calculation of share-based compensation expense for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Expected dividend yield	—	—
Risk-free interest rate	2.3% to 2.7%	1.9% to 2.3%
Expected volatility	40% to 45%	45%
Expected term (in years)	2.75 to 6.25	6.25 to 6.29
The risk-free interest rate input is based on U.S. Treasury instruments, and expected volatility of the share price based upon review of the historical volatility levels of the Company’s common stock in conjunction with that of public companies that operate in similar industries or are similar in terms of stage of development or size and a projection of this information toward its future expected volatility. The Company used the simplified method to estimate the expected option life for 2018 and 2017 option grants. The simplified method was used due to the lack of sufficient historical data available to provide a reasonable basis upon which to estimate the expected term of each stock option.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

Stock options
A summary of the options activity during the three months ended March 31, 2018 is shown below:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2017	17,742,966	$4.70
Granted	147,959	4.68
Exercised	(100,012)	2.43
Canceled/forfeited	(81,773)	3.82
Outstanding at March 31, 2018	17,709,140	4.71
Outstanding, vested and exercisable at March 31, 2018	5,971,110	$8.66
Outstanding, vested and exercisable at December 31, 2017	5,778,376	$8.87
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
Restricted stock awards
A summary of the restricted stock award activity during the three months ended March 31, 2018 is shown below:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested at December 31, 2017	2,352,490	$3.03
Granted	—	—
Vested	(1,037,342)	2.77
Forfeited	—	—
Outstanding and unvested at March 31, 2018	1,315,148	$3.32
RSA vesting is based on the passage of time. The amount of share-based compensation expense is based on the fair value of the Company's common stock on the respective grant dates and is recognized ratably over the vesting period.

The Company's RSA agreements allow employees to surrender to the Company shares of common stock upon vesting of their RSAs in lieu of their payment of the required personal employment-related taxes. During the three months ended March 31, 2018 and 2017, employees delivered to the Company 360,680 and 640,974 shares of stock, respectively, which the Company recorded at a cost of approximately $1.8 million and $1.5 million, respectively. Shares surrendered for payment of personal employment-related taxes are held in treasury.
Restricted stock units

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

A summary of the restricted stock unit activity during the three months ended March 31, 2018 is shown below:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested at December 31, 2017	1,183,500	$2.50
Granted	—	—
Vested	(5,325)	2.35
Forfeited	(20,760)	2.35
Outstanding and unvested at March 31, 2018	1,157,415	$2.50
The Company's RSU agreements allow employees to surrender to the Company shares of common stock upon vesting of their RSUs in lieu of their payment of the required personal employment-related taxes. During the three months ended March 31, 2018 and 2017, employees delivered to the Company 1,722 and no shares of stock, respectively, which the Company recorded at a cost of approximately $0.1 million and $0.0 million, respectively. Shares surrendered for payment of personal employment-related taxes are held in treasury.
Performance-based restricted stock units
In the third quarter of 2017, the Company began to grant PBRSUs to its employees. The PBRSUs vest upon satisfaction of both time-based requirements and performance targets based on share price with certain awards vesting on December 31, 2019 and certain awards vesting on December 31, 2020. Depending on the average price of the stock for the 60 days prior to the end of the vesting period, the number of shares vesting could be between 0% and 350% of the number of PBRSUs originally granted. Based on the established price targets, 9,378,874 is the maximum number of shares that could vest.

A summary of the PBRSU activity during the three months ended March 31, 2018 is shown below:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested at December 31, 2017	4,785,900	$3.37
Granted	245,868	9.93
Vested	—	—
Forfeited	(768,741)	4.00
Outstanding and unvested at March 31, 2018	4,263,027	$3.64
Of the 4,263,027 outstanding PBRSUs at March 31, 2018, 983,472 shares subject to the PBRSU award agreements are intended to be settled in cash until such time as the share reserve available under the 2010 Amended Plan has been deemed sufficient by the Compensation Committee of our Board of Directors to allow for settlement of the PBRSUs in shares. On the consolidated balance sheet, the awards settleable in cash are liability classified as of March 31, 2018 with $1.2 million in liability classified awards included in other non-current liabilities as of March 31, 2018.
10. Other

Other costs are comprised of reorganization-related and certain other costs. For the three months ended March 31, 2018 and 2017, the Company incurred $2.4 million and $0.2 million in other costs, respectively.
Other costs consist of the following (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended March 31,
	2018	2017
Severance and employee benefits	$—	$—
Non-cash share based compensation	—	—
Reorganization-related	—	—
Acquisition related costs (1)	1.6	—
Transitioned employees restructuring expense (2)	0.8	0.2
Other	2.4	0.2
Total other	$2.4	$0.2

(1) Costs related to evaluating, pursuing and integrating acquisitions as part of the Company’s inorganic growth strategy.
(2) As part of the transition of personnel to the Company under certain operating partner model contracts, the Company has agreed to reimburse, or directly pay the affected employees, for certain severance and retention costs related to certain employees who will not be transitioned to the Company, or whose jobs will be relocated after the employee transitions to the Company.

Reorganization-related

During the second and fourth quarters of 2016, the Company initiated restructuring plans consisting of reductions in its workforce in order to align the size and composition of its workforce to its current client base, better position itself for already committed future growth, and enable the Company to more efficiently serve contracted demand.

The Company's reorganization activity was as follows (in millions):

	Severance and Employee Benefits	Facilities and Other Costs	Total
Reorganization liability at December 31, 2017	$0.2	$—	$0.2
Restructuring charges	—	—	—
Cash payments	(0.2)	—	(0.2)
Non-cash charges	—	$—	—
Reorganization liability at March 31, 2018	$—	$—	$—
11. Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant and infrequent or unusual items which are required to be discretely recognized within the current interim period. Under the Tax Act, future unremitted foreign earnings will no longer be subject to tax when repatriated to its U.S. parent, but may be subject to withholding taxes or distribution taxes of the payor affiliate country. The Company has the ability and intent to maintain its investments in India. The Company has not provided for any additional outside basis difference inherent in its foreign subsidiaries, as these amounts continue to be indefinitely reinvested in foreign operations. As a result, the effective tax rates in the periods presented are largely based upon the projected annual pre-tax earnings by jurisdiction and the allocation of certain expenses in various taxing jurisdictions where the Company conducts its business. These taxing jurisdictions apply a broad range of statutory income tax rates.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

The Tax Cut and Jobs Act (the "Tax Act") was enacted on December 22, 2017. The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. Tax Reform permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a 21% rate, effective January 1, 2018.

While Tax Reform provides for a territorial tax system, beginning in 2018, it includes the global intangible low-taxed income (“GILTI”) provision. The Company elected to account for GILTI tax in the period in which it is incurred. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company included a provisional amount for the current year GILTI impact in the estimated annual effective tax rate calculation.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of Tax Reform. The Company recognized provisional tax impacts related to the deemed repatriated earnings and the revaluation of deferred tax assets and liabilities in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from those provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of Tax Reform. Any adjustments made to the provisional amounts under SAB 118 should be recorded as discrete adjustments in the period identified (not to extend beyond the one-year measurement provided in SAB 118). During the three months ended March 31, 2018, the Company has not completed its analysis of the impact of the Tax Act on the Company's provisional amounts included in the Company's consolidated financial statements for the year ended December 31, 2017. The accounting is expected to be completed when the 2017 U.S. corporate income tax return is filed in October of 2018.

The Company recognized income tax expense for the three months ended March 31, 2018 on the year-to-date pre-tax loss. This counterintuitive result was obtained by the application of the interim tax accounting guidance which requires the use of the estimated Annual Effective Tax Rate (“AETR”) based on a full year of forecasted income and tax expense/(benefit) applied to year to date income/(loss). The deviation from the federal statutory tax rate of  21% is attributable to the geographical mix of earnings and permanent differences. The income tax expense for the three months ended March 31, 2017 was higher than the amount derived by applying the federal statutory tax rate of 35% primarily due to discrete items as well as the impact of state taxes.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. U.S. federal income tax returns since 2013 are currently open for examination. State jurisdictions vary for open tax years. The statute of limitations for most states ranges from three to six years.

Accounting for excess tax benefits and shortfalls result in recognition of excess tax benefits and shortfalls as part of income tax expense. The Company recognized $0.7 million excess tax benefit and $0.9 million expense, from windfalls and shortfalls associated with vesting and exercises of equity awards for the three months ended March 31, 2018 and 2017, respectively. The Company wrote-off approximately $0.0 million and $0.7 million of deferred tax assets due to the expiration of shared-based awards and recognized as discrete expense during the three months ended March 31, 2018 and 2017.

At December 31, 2017, the Company had deferred tax assets of $70.5 million, of which $47.9 million related to net operating loss carryforwards. The majority of the Company's carryforwards were generated in 2013, 2014 and 2015 when the Company incurred substantial expenses related to the restatement. The Company expects its business growth contracted for under the Ascension A&R MPSA and Intermountain Services Agreement will be profitable and allow the Company to utilize its NOL carryforwards and other deferred tax assets, except there is a possibility that approximately $1.0 million of the deferred tax assets as of December 31, 2017 for costs related to the exploration of strategic initiatives with Intermountain and Intermedix may not be realized. Should the Company not operationally execute as expected, and the growth in the Ascension and Intermountain businesses not

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

be as profitable as expected, such realizability assessment may change. The additional costs incurred in the current year related to the ongoing strategic initiative exploration efforts may not result in deferred tax assets.
12. 8.00% Series A Convertible Preferred Stock
At the close of the Transaction on February 16, 2016 (as described in Note 1), the Company issued to the Investor: (i) 200,000 shares of Preferred Stock, for an aggregate price of $200 million, and (ii) a warrant with a term of ten years to acquire up to 60 million shares of common stock at an exercise price of $3.50 per share, on the terms and subject to the conditions set forth in the Warrant Agreement. The Preferred Stock is immediately convertible into shares of common stock.

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

Dividend Rights

The holders of the Preferred Stock are entitled to receive cumulative dividends January 1, April 1, July 1 and October 1 of each year (dividend payment dates), which commenced on April 1, 2016, at a rate equal to 8% per annum (preferred dividend) multiplied by the liquidation preference per share, initially $1,000 per share adjusted for any unpaid cumulative preferred dividends. For the first seven years after issuance, the dividends on the Preferred Stock will be paid-in-kind. As of March 31, 2018 and 2017, the Company had accrued dividends of $4.6 million and $4.3 million associated with the Preferred Stock, respectively. Of the amount accrued as of March 31, 2018, $4.5 million was paid in additional shares of Preferred Stock and $640 was paid in cash in April 2018. Of the amount accrued as of March 31, 2017, $4.3 million was paid in additional shares of Preferred Stock and $200 was paid in cash in April 2017.

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

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

The following summarizes the Preferred Stock activity for the three months ended March 31, 2018:

	Preferred Stock
	Shares Issued and Outstanding	Carrying Value
Balance at December 31, 2017	227,483	$189.3
Dividends paid/accrued dividends	4,549	4.5
Balance at March 31, 2018	232,032	$193.8

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
Diluted net income per share is calculated using the more dilutive of the if-converted or the two-class method. For the three months ended March 31, 2018 and 2017, the two-class method was more dilutive and was computed by adjusting the denominator used in the basic net income per share computation by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, shares issuable upon vesting of RSAs, RSUs, PBRSUs and shares issuable upon conversion of Preferred Stock.
Basic and diluted net income (loss) per common share are calculated as follows (in millions, except share and per share data):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended March 31,
	2018	2017
Basic EPS:
Net income (loss)	$(23.3)	$(8.3)
Less dividends on preferred shares	(4.6)	(4.3)
Less income allocated to preferred shareholders	—	—
Net income (loss) available/(allocated) to common shareholders - basic	$(27.9)	$(12.6)
Diluted EPS:
Net income (loss)	(23.3)	(8.3)
Less dividends on preferred shares	(4.6)	(4.3)
Less income allocated to preferred shareholders	—	—
Net income (loss) available/(allocated) to common shareholders - diluted	$(27.9)	$(12.6)
Basic weighted-average common shares	105,831,571	101,364,424
Add: Effect of dilutive securities	—	—
Diluted weighted average common shares	105,831,571	101,364,424
Net income (loss) per common share (basic)	$(0.26)	$(0.12)
Net income (loss) per common share (diluted)	$(0.26)	$(0.12)
Because of their anti-dilutive effect, 24,444,730 and 25,868,166 common share equivalents comprised of stock options, RSAs, PBRSUs and RSUs have been excluded from the diluted earnings per share calculation for the three months ended March 31, 2018 and March 31, 2017, respectively. Additionally, the Investor's and Intermountain's exercisable warrants to acquire up to 60 million and 1.5 million shares, respectively, of the Company's common stock have been excluded from the diluted earnings per share calculation because they are anti-dilutive for all periods presented.
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

In May 2016, the Company was served with a False Claims Act case brought by a former emergency department service associate who worked at a hospital of one of the Company’s customers, MedStar Inc.’s Washington Hospital Center (“WHC”), along with WHC and three other hospitals that were PAS clients and a place holder, John Doe hospital, representing all PAS clients (USA ex rel. Graziosi vs. Accretive Health, Inc. et. al.), and seeking money damages, False Claims Act penalties and plaintiff’s attorneys’ fees.  The Second Amended Complaint alleges that the Company’s PAS business violates the federal False Claims Act. The case was originally filed under seal in 2013 in the federal district court in Chicago, was presented to the U.S. Attorney in Chicago twice, and the U.S. Attorneys declined to intervene. The Company filed a motion to dismiss the Second Amended Complaint on July 29, 2016. On March 22, 2017, the district court dismissed all claims against all hospital defendants other than Medstar Inc.’s WHC, and dismissed all claims related to TriCare-related episodes of care. Plaintiff filed a Third Amended Complaint, seeking to add back claims related to other PAS clients in January 2018, and the Company has moved to discuss all such claims related to any hospital other than WHC. That motion has

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

been fully briefed. The Company believes that it has meritorious defenses to all claims in the case and intends to vigorously defend itself against these claims. The outcome is not presently determinable.
15. Related Party Transactions
As a result of the closing of the Transaction with Ascension on February 16, 2016 and Ascension's ownership interest in the Investor, Ascension became a related party to the Company. See Note 1, Business Description and Basis of Presentation and Note 12, 8.00% Series A Convertible Preferred Stock for further discussion on the agreements with Ascension.
Net services revenue from services provided to Ascension included in the Company’s consolidated statements of operations for the three months ended March 31, 2018 and 2017 were (in millions):

	Three Months Ended March 31,
	2018	2017
Ascension	$136.2	$75.4
Amounts included in the Company's consolidated balance sheets for Ascension as of March 31, 2018 and December 31, 2017 are (in millions):

	Ascension
	March 31,	December 31,
	2018	2017
Accounts receivable, net - related party	$30.9	$15.4

Accrued service costs, current	$27.8	$23.7
Customer deposits, current	—	—
Refund liabilities, current	0.7	0.5
Deferred revenue (contract liabilities), current	2.9	2.9
Current portion of customer liabilities	$31.4	$27.1

Refund liabilities, non-current	$—	$—
Customer deposits, non-current	—	—
Deferred revenue (contract liabilities), non-current	14.5	11.5
Non-current portion of customer liabilities	$14.5	$11.5
Total customer liabilities	$45.9	$38.6
As part of the transition of Ascension personnel to the Company in conjunction with the A&R MPSA, the Company has agreed to reimburse Ascension for certain severance and retention costs related to certain Ascension employees who will not be transitioned to the Company. As of March 31, 2018 and December 31, 2017, the Company had $0.8 million and $0.5 million in accrued compensation and benefits related to these costs, respectively.
As Ascension is the Company's largest customer, a significant percentage of the Company's cost of services is associated with providing services to Ascension. However, due to the nature of the Company's shared services and information technology operations, it is impractical to assign the dollar amount associated with services provided to Ascension.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

16. Deferred Contract Costs
Certain costs associated with the initial phases of customer contracts and the related transition of customer hospitals are deferred. These fulfillment costs relate directly to the Company’s responsibilities under the corresponding customer contracts, generate or enhance resources of the Company that will be used in satisfying its performance obligations in the future, and are expected to be recovered through the margins realized. At March 31, 2018 and December 31, 2017, the Company had $15.3 million and $13.2 million in total deferred contract costs, respectively.

Of the $15.3 million in deferred eligible costs, $1.9 million is included in prepaid expenses and other current assets and $13.4 million is included in other assets in the accompanying consolidated balance sheets. As of December 31, 2017, $1.6 million is included in prepaid expenses and other current assets and $11.6 million is included in other assets in the accompanying consolidated balance sheets.
The associated assets are amortized as services are transferred to the customer over the remaining life of the contracts. For the three months ended March 31, 2018 and 2017, total amortization was $0.4 million and $0.1 million, respectively, and there were no associated impairment losses.
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
Hospital systems affiliated with Ascension have accounted for a significant portion of the Company’s net services revenue each year since the Company’s formation. For the three months ended March 31, 2018 and 2017, net services revenue from hospitals affiliated with Ascension accounted for 93% and 87% of the Company's total net services revenue, respectively. The loss of customers within the Ascension health system would have a material adverse impact on the Company’s operations.
As of March 31, 2018 and December 31, 2017, the Company had a concentration of credit risk with hospitals affiliated with Ascension accounting for 79% and 66% of accounts receivable, respectively.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

18. Derivative Financial Instruments

Certain of the Company’s subsidiaries are exposed to currency risk through their use of the Company’s global delivery resources. During the first quarter of 2018, to mitigate this risk, the Company began using foreign currency forward contracts to hedge the foreign exchange risk of the forecasted intercompany expenses denominated in foreign currencies in the normal course of business. The Company is actively managing the risk of changes in foreign currency exchange rate through foreign currency forward contracts traded in over-the-counter markets governed by International Swaps and Derivatives Association, Inc. (ISDA) agreements. Derivative transactions are governed by a uniform set of policies and procedures covering areas such as authorization, counterparty exposure and hedging practices. Positions are monitored using techniques such as market value and sensitivity analyses. The Company does not enter into derivative transactions for trading purposes. As of March 31, 2018, the Company’s currency forward contracts have maturities extending no later than December 31, 2018. The Company has designated these derivatives as cash flow hedges. As of March 31, 2018, the Company held no derivatives, or non-derivative hedging instruments, that were designated in fair value or net investment hedges.

In order for a derivative to qualify for hedge accounting, the derivative must be formally designated as a cash flow hedge by documenting the relationship between the derivative and the hedged item. The documentation includes a description of the hedging instrument, the hedged item, the risk being hedged, the Company’s risk management objective and strategy for undertaking the hedge, and the method for assessing the effectiveness of the hedge. Additionally, the hedge relationship must be expected to be highly effective at offsetting changes in either the fair value or cash flows of the hedged item at both inception of the hedge and on an ongoing basis. Prospective and retrospective hedge effectiveness will be assessed by a comparison of the critical terms of the hedging instrument and the hedged transaction. In the event that the Company’s ongoing assessment demonstrates that the critical terms of the hedging instrument or the hedged transaction have changed and no longer match, hedge effectiveness is assessed by use of a Hypothetical Derivative Method, which assesses hedge effectiveness based on a comparison of the change in fair value of the actual derivative designated as the hedging instrument and the change in fair value of a perfectly effective hypothetical derivative. The perfectly effective hypothetical derivative would have terms that identically match the critical terms of the hedged item.

For a cash flow hedge, the change in fair value of a hedging instrument is recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity (deficit) and is reclassified into cost of services in the consolidated statement of operations during the period in which the hedged transaction impacts earnings. As of March 31, 2018, the Company estimates that $0.3 million of existing losses reported in accumulated other comprehensive income are expected to be reclassified into earnings within the next 12 months. The amounts related to derivatives designated as cash flow hedges that were reclassified into cost of services were a net loss of $0.1 million during the three month period ended March 31, 2018. The Company classifies cash flows from its derivative programs as cash flows from operating activities in the consolidated statements of cash flows.

The Company’s derivative financial instruments consist of deliverable and non-deliverable foreign currency forward contracts. Fair values for derivative financial instruments are based on prices computed using third-party valuation models and are classified as Level 2 in accordance with the three-level hierarchy of fair value measurements. All of the significant inputs to the third-party valuation models are observable in active markets. Inputs include current market-based parameters such as forward rates, yield curves and credit default swap pricing. For additional information related to the three-level hierarchy of fair value measurements, see Note 3, Fair Value of Financial Instruments to these Consolidated Financial Statements.
Impact of Derivatives on our Consolidated Financial Statements at Fair Value
As of March 31, 2018 and December 31, 2017, the notional amount of our open foreign currency forward contracts was approximately $22.8 million and $0, respectively.

The effect of derivatives in our consolidated statements of operations for the three months ended March 31, 2018 and 2017 are (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended March 31,
	2018	2017
Realized gains (losses) recognized in cost of services	$(0.1)	$—
Unrealized gains (losses) recognized in other comprehensive income	(0.3)	—
Net derivative gains (losses)	$(0.4)	$—

The fair value of our derivatives on our consolidated balance sheets as of March 31, 2018 and December 31, 2017 are (in millions):

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Prepaid expenses and other current assets	$—	$—
Other assets	—	—
Total assets	$—	$—

Liabilities
Other accrued expenses	$0.3	$—
Other non-current liabilities	—	—
Total liabilities	$0.3	$—

The Company's ISDA agreements contain credit-risk-related contingent features. In the event of certain defaults or changes to the Company's credit profile, counterparties may request early termination and net settlement of certain derivative trades or may require the Company to collateralize derivatives in a net liability position. As of March 31, 2018 and December 31, 2017, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $0.3 million and $0 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. As of March 31, 2018 and December 31, 2017, we had $1.4 million and $0 million in cash collateral on deposit with counterparties for derivative contracts, respectively. The credit support documents executed in connection with certain of our ISDA agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.

The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
	(unaudited)
Net assets	$—	$—
Net liabilities	(0.3)	—
Total Fair Value	$(0.3)	$—

Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to the Company, and the maximum amount of loss due to credit risk, based on the gross fair value of all of the Company’s derivative financial instruments, was $0 as of March 31, 2018.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

19. Subsequent Events

Background

On May 8, 2018, the Company completed the previously announced acquisition of Intermedix Holdings, Inc. (“Intermedix”) through the merger of Project Links Merger Sub, Inc. (“Merger Sub”), a wholly-owned indirect subsidiary of the Company, with and into Intermedix, with Intermedix surviving the merger as a wholly-owned indirect subsidiary of the Company (the “Acquisition”).

The purchase price for the Acquisition was $460 million, subject to customary adjustments for cash, debt, transaction expenses and normalized working capital. The Company funded the purchase price for the Acquisition and the Company’s associated transaction expenses with a combination of cash on hand and the incurrence of additional indebtedness through the Credit Agreement and Note Purchase Agreement (each as defined below and further described below).

Credit Agreement and Note Purchase Agreement

On May 8, 2018, the Company and certain of its subsidiaries entered into (1) a new senior credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and the lenders named therein, for the new senior secured credit facilities (the “Senior Secured Credit Facilities”), consisting of a $270.0 million senior secured term loan facility (the “Senior Term Loan”) and a $25.0 million senior secured revolving credit facility (the “Senior Revolver”); and (2) a new subordinated note purchase agreement (the “Note Purchase Agreement”) with TI IV ACHI Holdings, LP, IHC Health Services, Inc. and Ascension Health Alliance d/b/a Ascension, as purchasers, consisting of the issuance and sale of $110.0 million aggregate principal subordinated notes due 2026. The proceeds will be used, in addition to cash on hand, (1) to pay certain fees and expenses incurred in connection with the Credit Agreement and Note Purchase Agreement, (2) approximately $430.0 million was used to pay off Intermedix’s obligations under its existing credit agreement and (3) to finance working capital needs of the Company and its subsidiaries for general corporate purposes.

Senior Secured Credit Facilities

The Senior Term Loan has a seven-year maturity and the Senior Revolver has a five-year maturity. The Credit Agreement provides that the Company may make one or more offers to the lenders, and consummate transactions with individual lenders that accept the terms contained in such offers, to extend the maturity date of the lender’s term loans and/or revolving commitments, subject to certain conditions, and any extended term loans or revolving commitments will constitute a separate class of term loans or revolving commitments.

All of the Company’s obligations under the Senior Secured Credit Facilities are guaranteed by the subsidiary guarantors named therein (the “Subsidiary Guarantors”). Pursuant to (1) the Security Agreement, dated as of May 8, 2018 (the “Security Agreement”), among the Company, the Subsidiary Guarantors and Bank of America, N.A., as administrative agent, and (2) the Guaranty, dated as of May 8, 2018 (the “Guaranty”), among the Company, the Subsidiary Guarantors and Bank of America, N.A., as administrative agent, subject to certain exceptions, the obligations under the Senior Secured Credit Facilities are secured by a pledge of 100% of the capital stock of certain domestic subsidiaries owned by the Company and a security interest in substantially all of the Company’s tangible and intangible assets and the tangible and intangible assets of each Subsidiary Guarantor.

The Senior Revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swing loans.” Any issuance of letters of credit or making of a swing loan will reduce the amount available under the revolving credit facility. As of the closing of the Acquisition, the Company had no borrowings and no letters of credit under the Senior Revolver.

At the Company’s option, the Company may add one or more new term loan facilities or increase the

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

commitments under the Senior Revolver (collectively, the “Incremental Borrowings”) in an aggregate amount of up to $25.0 million plus any additional amounts so long as certain conditions, including a consolidated first lien leverage ratio (as defined in the Credit Agreement) of not more than 3.75 to 1.00 (on a pari passu basis) or 5.50 to 1.00 (on a junior basis), in each case on a pro forma basis, are satisfied plus the amount of certain voluntary prepayments of Senior Term Loans.

Borrowings under the Senior Secured Credit Facilities bear interest, at the Company’s option, at: (i) an ABR rate equal to the greater of (a) the prime rate of Bank of America, N.A., (b) the federal funds rate plus 0.5% per annum, and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus 4.25% (provided that the Eurodollar rate applicable to the Term Loan Facility shall not be less than 0.00% per annum); or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the Term Loan Facility shall not be less than 0.00% per annum), plus 5.25%. The Company is also required to pay an unused commitment fee to the lenders under the Senior Revolver at a rate of 0.50% of the average daily unutilized commitments thereunder if the first lien net leverage ratio is greater than 2.00 to 1.00, or at a rate of 0.375% at any other time. The Company must also pay customary letter of credit fees, including a fronting fee as well as administration fees.

The Credit Agreement requires the Company to make mandatory prepayments, subject to certain exceptions, with: (i) beginning with fiscal year 2019, 75% (which percentage will be reduced upon the achievement of certain first lien net leverage ratios) of the Company’s annual excess cash flow; (ii) 100% of net cash proceeds of all non-ordinary course assets sales or other dispositions of property or casualty events, subject to certain exceptions and thresholds; and (iii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the Credit Agreement. The Company is required to repay the Senior Term Loan portion of the Senior Secured Credit Facilities in quarterly principal installments of 0.25% of the principal amount commencing on September 30, 2018, with the balance payable at maturity. If, on or prior to November 8, 2018, the Company prepays or reprices any portion of the Senior Term Loan, the Company will be required to pay a prepayment premium of 1% of the loans being prepaid or repriced.

The Credit Agreement contains two financial covenants. (1) The Company is required to maintain at the end of each fiscal quarter, commencing with the quarter ending September 30, 2018, a consolidated first lien net leverage ratio of not more than 5.50 to 1.00. This consolidated ratio will step down in increments to 4.00 to 1.00 commencing with the fiscal quarter ending September 30, 2020. (2) The Company is required to maintain at the end of each such fiscal quarter, commencing with the quarter ending September 30, 2018, a consolidated interest coverage ratio of not less than 1.75 to 1.00. This consolidated ratio will step up in increments to 2.50 to 1.00 commencing with the fiscal quarter ending September 30, 2020.

The Credit Agreement also contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of its subsidiaries to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase the Company’s capital stock; (vi) make investments, loans or advances; (vii) repay certain junior indebtedness; (viii) engage in certain transactions with affiliates; (ix) enter into sale and leaseback transactions; (x) amend material agreements governing certain of the Company’s junior indebtedness; (xi) change the Company’s lines of business; (xii) make certain acquisitions; and (xiii) limitations on the letter of credit cash collateral account. The Credit Agreement contains customary affirmative covenants and events of default.

Note Purchase Agreement

The subordinated notes issued pursuant to the Note Purchase Agreement (the “Notes”) each have an eight-year maturity, as extended in accordance with the Note Purchase Agreement from time to time.

All of the Company’s obligations under the Note Purchase Agreement are guaranteed by the Subsidiary Guarantors pursuant to the Subsidiary Guaranty, dated as of May 8, 2018 (the “Subsidiary Guaranty”), among the Company, the Subsidiary Guarantors and the Purchasers (as defined in the Note Purchase Agreement). The

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

obligations under the Note Purchase Agreement are unsecured.

The Notes bear interest at 14.0% per annum, increasing by 1.0% per annum on May 8, 2021, and by an additional 1.0% per annum on each subsequent anniversary of May 8, 2018 until the Notes are repaid in full. Interest is payable quarterly in cash; provided, that, subject to the subordination agreement, (i) for any fiscal quarters ending on or prior to May 8, 2019, at the Company’s election, up to 75% of the interest payments will be payable in kind and the remaining amount of such interest payment will be payable quarterly in cash; (ii) for any fiscal quarters ending after May 8, 2019 and on or prior to May 8, 2020, at the Company’s election, up to 50% of the interest payments will be payable in kind and the remaining amount of such interest payment will be payable quarterly in cash; and (iii) for any subsequent fiscal quarters, at the Company’s election, up to 25% of the interest payments will be payable in kind and the remaining amount of such interest payment will be payable quarterly in cash.

The Note Purchase Agreement does not require any mandatory prepayments. Any voluntary prepayment of the obligations pursuant to the Note Purchase Agreement (other than in connection with a change of control) shall be subject to a prepayment premium of (a) if such prepayment is made before May 8, 2019, 3.0% of the principal amount of the obligations prepaid, (b) if such prepayment is made on or after May 8, 2019 but prior to May 8, 2020, 2.0% of the principal amount of the obligations prepaid, (c) if such prepayment is made on or after May 8, 2020 but prior to May 8, 2021, 1.0% of the principal amount of the obligations prepaid, and (d) if such prepayment is made on or after May 8, 2021, 0.0% of the principal amount of the obligations so prepaid.

The Note Purchase Agreement also contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of its subsidiaries to: (i) create liens on assets; (ii) engage in mergers or consolidations or sell all or substantially all of their respective assets; and (iii) pay dividends and distributions or repurchase the Company’s capital stock. The Note Purchase Agreement contains customary affirmative covenants and events of default.

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
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, that involve substantial risks and uncertainties. These statements are often identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” "designed", “may,” “plan,” “predict,” “project,” “would” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and elsewhere in this Report, as well as those set forth in Part I, Item 1A of the 2017 10-K as well as our other filings with the SEC. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
Overview
Our Business
We are a leading provider of technology-enabled RCM services to healthcare providers. We help healthcare providers generate sustainable improvements in their operating margins and cash flows while also enhancing patient, physician and staff satisfaction for our customers.
While we cannot control the changes in the regulatory environment imposed on our customers, we believe that our role becomes increasingly more important to our customers as macroeconomic, regulatory and healthcare industry conditions continue to impose financial pressure on healthcare providers to manage their operations effectively and efficiently.
Our primary service offering consists of end-to-end RCM, which we deploy through an operating partner relationship and a co-managed relationship. Under an operating partner relationship, we provide comprehensive revenue cycle infrastructure to providers, including all revenue cycle personnel, technology and process workflow. Under a co-managed relationship, we leverage our customers’ existing RCM staff and processes, and supplement them with our infused management, subject matter specialists, proprietary technology and other resources. Under the operating partner model, the Company records higher revenue and expenses due to the fact that almost all of the revenue cycle personnel are employees of the Company and more third-party vendor contracts are controlled by the Company. Under the co-managed model, the majority of the revenue cycle personnel and more third-party vendor contracts remain with the customer and those costs are netted against the Company's co-managed revenue. For the period ended March 31, 2018 and 2017, 97.1% and 94.2% of the Company's net operating and incentive fees were under the operating partner model, respectively. Beginning in the second quarter of 2018, in conjunction with the commencement of the Intermountain Services Agreement, substantially all of the Company's net operating and incentive fees will be under the operating partner model.

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
Business Update
On February 16, 2016, we entered into the A&R MPSA with Ascension for a 10-year term, becoming the exclusive provider of RCM and PAS services to Ascension hospitals that execute supplement agreements with us. We started onboarding the first phase of new hospitals in mid-2016, which was followed by the second phase of new hospitals in mid-2017. We expect the final phase of hospitals to be onboarded in mid-2018. The A&R MPSA is structured as an operating partner model, whereby a significant number of Ascension’s revenue cycle employees become our employees. As a result, our employee count has increased by over 5,000 employees since mid-2016. The operating partner model also requires the transition of the non-payroll expenses supporting a hospital’s revenue cycle operations to become direct expenses of the Company. New hospitals onboarded, along with direct control of payroll and non-payroll expenses, have been the primary drivers of the growth in our revenue and cost of services in 2017 and in the first quarter of 2018.

In May 2017, we announced the expansion of our relationship with Ascension. The expanded relationship adds a health system which was acquired by Ascension after the signing of the A&R MPSA and increases the scope of our contract by adding physician RCM services for all Ascension ministries in Wisconsin. We completed onboarding this expanded scope of business in the first quarter of 2018.

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

On January 23, 2018,we entered into the Intermountain Services Agreement with Intermountain having a ten-year term. Pursuant to the Intermountain Services Agreement, the Company will provide revenue cycle management service offering to Intermountain hospitals and medical group providers under the operating partner model. In addition, the Company will provide revenue cycle management services to Intermountain’s homecare, hospice and palliative care, durable medical equipment and infusion therapy business. Intermountain has agreed that we may provide services to additional hospitals acquired by Intermountain over time. With certain limited exceptions, we will be the exclusive provider of revenue cycle management services for the hospitals, medical group providers, and home health business affiliated with Intermountain. The Intermountain Services Agreement is subject to certain limited termination rights, including for uncured material breaches or specific service level failures or in the event a party is excluded from certain health care programs, is unable to perform their services as a result of a change in applicable law, is subject to certain adverse judgments or is subject to certain bankruptcy or similar insolvency or event of default occurrences. In conjunction with the execution of the Intermountain Services Agreement, the Company entered into the Intermountain Purchase Agreement with Intermountain, pursuant to which the Company sold to Intermountain, in private placements under the Securities Act, (i) 4,665,594 shares of common stock and (ii) a warrant to acquire up to 1,500,000 shares of Common Stock at an initial exercise price of $6.00 per share, on the terms and subject to the conditions set forth in the Warrant Agreement, for an aggregate purchase price of $20 million.

CONSOLIDATED RESULTS OF OPERATIONS

The following table provides consolidated operating results and other operating data for the periods indicated:

	Three Months Ended March 31,		2018 vs. 2017 Change
	2018	2017	Amount	%
	(In millions except percentages)
Consolidated Statement of Operations Data:
Net operating fees	$127.6	$70.7	$56.9	80.5%
Incentive fees	8.0	5.6	2.4	42.9%
Other	11.7	10.6	1.1	10.4%
Net services revenue	147.3	86.9	60.4	69.5%
Operating expenses:
Cost of services	138.7	80.9	57.8	71.4%
Selling, general and administrative	17.0	14.3	2.7	18.9%
Other	2.4	0.2	2.2	1,100.0%
Total operating expenses	158.1	95.4	62.7	65.7%
Income (loss) from operations	(10.8)	(8.5)	(2.3)	27.1%
Net interest income	0.2	0.1	0.1	100.0%
Net income (loss) before income tax provision	(10.6)	(8.4)	(2.2)	26.2%
Income tax provision (benefit)	12.7	(0.1)	12.8	(12,800.0)%
Net income (loss)	$(23.3)	$(8.3)	$(15.0)	180.7%
Use of Non-GAAP Financial Information
We supplement our GAAP consolidated financial statements with the following non-GAAP financial performance measure, adjusted EBITDA. Adjusted EBITDA is utilized by our Board and management team as (i) one of the primary methods for planning and forecasting overall expectations and for evaluating actual results against such expectations; and (ii) as a performance evaluation metric in determining achievement of certain executive incentive compensation programs, as well as for incentive compensation plans for employees.
Selected Non-GAAP Measure
Adjusted EBITDA
We define adjusted EBITDA as net income before net interest income, income tax provision, depreciation and amortization expense, share-based compensation expense, reorganization-related expense and transaction-related expenses, and certain other items.
We understand that, although non-GAAP measures are frequently used by investors, securities analysts, and others in their evaluation of companies, these measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect share-based compensation expense;

•	Adjusted EBITDA does not reflect income tax expenses or cash requirements to pay taxes;

•	Adjusted EBITDA does not reflect certain Other expenses which may require cash payments;

•
Although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and adjusted EBITDA does not reflect cash requirements for such replacements or other purchase commitments, including lease commitments; and

•	Other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
Reconciliation of GAAP and Non-GAAP Measures
The following table represents a reconciliation of adjusted EBITDA to net income (loss), the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended March 31,		2018 vs. 2017 Change
	2018	2017	Amount	%
	(In millions except percentages)
Net income (loss)	(23.3)	(8.3)	$(15.0)	180.7%
Net interest income	(0.2)	(0.1)	(0.1)	100.0%
Income tax provision (benefit)	12.7	(0.1)	12.8	(12,800.0)%
Depreciation and amortization expense	4.9	3.2	1.7	53.1%
Share-based compensation expense (1)	3.9	3.7	0.2	5.4%
Other (2)	2.4	0.2	2.2	1,100.0%
Adjusted EBITDA (non-GAAP)	0.3	(1.4)	1.7	(121.4)%

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

(2)	Other costs consist of the following (in millions):

	Three Months Ended March 31,
	2018	2017
Severance and employee benefits	$—	$—
Non-cash share based compensation	—	—
Reorganization-related	—	—
Acquisition related costs (1)	1.6	—
Transitioned employees restructuring expense (2)	0.8	0.2
Other	2.4	0.2
Total other	$2.4	$0.2

(1) Costs related to evaluating, pursuing and integrating acquisitions as part of the Company’s inorganic growth strategy.
(2) As part of the transition of personnel to the Company under certain operating partner model contracts, the Company has agreed to reimburse, or directly pay the affected employees, for certain severance and retention costs related to certain employees who will not be transitioned to the Company, or whose jobs will be relocated after the employee transitions to the Company.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenue
Revenue increased by $60.4 million from $86.9 million for the three months ended March 31, 2017 to $147.3 million for three months ended March 31, 2018. The increase was primarily driven by a $54.7 million increase in net operating fees as a result of onboarding new Ascension hospitals under the A&R MPSA. In addition, we realized year-over-year growth in our PAS offering of $0.9 million.
Cost of Services
Cost of services increased by $57.8 million, or 71.4%, from $80.9 million for the three months ended March 31, 2017, to $138.7 million for the three months ended March 31, 2018. The increase was primarily driven by a $48.3 million increase in costs associated with onboarding new Ascension hospitals under the A&R MPSA and $5.1 million in IT and operational support expenses to support our service delivery infrastructure as a result of new business growth.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $2.7 million, or 18.9%, from $14.3 million for the three months ended March 31, 2017 to $17.0 million for the three months ended March 31, 2018. This increase was primarily driven by higher legal costs, investments in corporate IT infrastructure, and sales and marketing expenses as the Company has increased its efforts to pursue new business opportunities.
Other Costs
Other costs increased by $2.2 million, or 1,100.0%, from $0.2 million, for the three months ended March 31, 2017, to $2.4 million for the three months ended March 31, 2018.  This increase was primarily driven by $1.6 million in transaction-related and integration planning expenses related to the Intermedix acquisition as well as an increase in transitioned employees restructuring expense.
Income Taxes
Income tax provision increased by $12.8 million from $0.1 million income tax benefit for the three months ended March 31, 2017 to a $12.7 million provision for the three months ended March 31, 2018, primarily due to the geographical distribution of income/(loss), changes related to the Tax Act and share-based compensation. Our effective tax rate was approximately -119% and 2% for the three months ended March 31, 2018 and 2017, respectively. The interim tax accounting guidance requires the use of the estimated Annual Effective Tax Rate (“AETR”) based on a full year of forecasted income and tax expense/(benefit) applied to year to date income/(loss). The timing of income and permanent differences result in counterintuitive results but we did not meet any of the exceptions within the guidance. Our tax rate is affected by discrete items that may occur in any given year, but not consistent from year to year.
CRITICAL ACCOUNTING POLICIES
Management considers an accounting policy to be critical if the accounting policy requires management to make particularly difficult, subjective or complex judgments about matters that are inherently uncertain. A summary of our critical accounting policies is included in Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Policies and Use of Estimates" of our 2017 10-K. There have been no material changes to the critical accounting policies disclosed in our 2017 Form 10-K.
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
Liquidity and Capital Resources
Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Net cash (used in) provided by operating activities	$(9.9)	$(27.9)
Net cash (used in) investing activities	(3.4)	(9.2)
Net cash provided by (used in) financing activities	17.6	(2.1)
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Operating Activities
Cash used in operating activities improved by $18.0 million, from cash used of $27.9 million for the three months ended March 31, 2017, to cash used of $9.9 million for the three months ended March 31, 2018. The cash used in operating activities decreased due to stronger operating performance as evidenced by the improvement in adjusted EBITDA for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. In addition, the change was driven by a difference in the timing of the funding of the annual incentive compensation payment.
Investing Activities
Cash used in investing activities decreased by $5.8 million from $9.2 million for the three months ended March 31, 2017, to $3.4 million for the three months ended March 31, 2018. Cash used in investing activities increased primarily due to a decrease in purchases of computer hardware and software and spending on expanding our shared services operations.
Financing Activities
Cash provided by financing activities increased by $19.7 million from cash used in financing activities of $2.1 million for the three months ended March 31, 2017 to cash provided by financing activities of $17.6 million for the three months ended March 31, 2018. This change is primarily due to the investment of $20 million from Intermountain related to the Intermountain Purchase Agreement, partially offset by $0.7 million of issuance costs. In addition, the Company did not repurchase any stock in the open market during the first quarter of 2018.
Future Capital Needs
The Company continues to invest capital in order to acheive our strategic initiatives. In conjunction with our acquisition of Intermedix, we entered into a credit agreement and note purchase agreement for a $295 million first lien senior secured credit facility, of which $270 million is a term loan facility and $25 million is a revolving credit facility, and $110 million of unsecured, subordinated notes. In addition, we plan to continue to enhance customer service by continuing our investment in technology to enable our systems to more effectively integrate with our customers’ existing technologies in connection with our strategic initiatives. We plan to continue to deploy resources to strengthen our information technology infrastructure in order to drive additional value for our customers. We also expect to continue to invest in our shared services infrastructure and capabilities, and selectively pursue acquisitions and/or strategic relationships that will enable us to broaden or further enhance our offerings.
New business development remains a priority as we plan to continue to boost our sales and marketing efforts. We plan to continue to add experienced personnel to our sales organization, develop more disciplined sales processes and create an integrated marketing capability. Additionally, we expect to incur costs associated with implementation and transition costs to onboard new customers.
We believe that our available cash balances and the cash flows expected to be generated from operations and to the extent necessary, new borrowings under the revolving credit facility will be sufficient to satisfy our current and planned working capital and investment needs for the next twelve months. No assurance can be given, however, that this will be the case.
Debt and Financing Arrangements
On May 8, 2018, the Company and certain of its subsidiaries entered into (1) the Credit Agreement for the Senior Secured Credit Facilities, consisting of a $270.0 million Senior Term Loan and a $25.0 million Senior Revolver; and (2) the Note Purchase Agreement consisting of the issuance and sale of $110.0 million aggregate principal amount of subordinated notes due 2026. The proceeds, together with cash on hand, will be used (1) to pay certain fees and expenses incurred in connection with the Credit Agreement and Note Purchase Agreement, (2) approximately $430.0 million was used to pay off Intermedix’s obligations under its existing credit agreement and (3) to finance working capital needs of the Company and its subsidiaries for general corporate purposes.

CONTRACTUAL OBLIGATIONS

The following table presents a summary of our contractual obligations as of March 31, 2018 (in millions):

	2018	2019	2020	2021	2022	2023	Thereafter	Total
Operating Leases (1)	$5.7	$7.3	$7.5	$7.3	$4.0	$15.4	$19.0	$66.2
Purchase and Capital Lease Obligations (2)	$1.5	$1.5	$1.5	$1.5	$—	$—	$—	$6.0
Total	$7.2	$8.8	$9.0	$8.8	$4.0	$15.4	$19.0	$72.2

(1) Obligations and commitments to make future minimum rental payments under non-cancelable operating leases having remaining terms in excess of one year. The Company rents office space and equipment under operating leases, primarily for its Chicago corporate office, U.S. shared services centers and India operations. Office space lease terms range from one to ten years, whereas equipment lease terms range from one to three years. The Company’s leases contain various rent holidays and rent escalation clauses and entitlements for tenant improvement allowances. Lease payments are amortized to expense on a straight-line basis over the lease term.
(2) Includes obligations associated with IT software and service costs.

On May 8, 2018, the Company and certain of its subsidiaries (1) entered into the Credit Agreement for the Senior Secured Credit Facilities, consisting of a $270.0 million Senior Term Loan and a $25.0 million Senior Revolver, and (2) issued $110.0 million aggregate principal amount of subordinated notes due 2026 pursuant to a Note Purchase Agreement.

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
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee because a portion of our operating expenses are incurred by our subsidiary in India and are denominated in Indian rupees. However, we do not generate any revenues outside of the United States. For both the three months ended March 31, 2018 and 2017, 7% of our expenses were denominated in Indian rupees. As of March 31, 2018 and 2017, we had net assets of $24.1 million and $15.5 million in India, respectively. The reduction in earnings from a 10% change in U.S. dollar/Indian Rupee foreign currency spot rates would be $1.2 million and $0.9 million at March 31, 2018 and 2017, respectively.
Starting in January 2018, we have hedge positions that are designated cash flow hedges of certain intercompany charges which have maturities not exceeding one year and are intended to partially offset the impact of foreign currency movements on future costs relating to our global delivery resources. For additional information, see Note 18, Derivative Financial Instruments to our Consolidated Financial Statements under Item I, Consolidated Financial Statements. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties.

For designated cash flow hedges, gains and losses currently recorded in accumulated other comprehensive loss will be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as cost of services. As of March 31, 2018, it was anticipated that approximately $0.2 million of net losses, net of tax, currently recorded in accumulated other comprehensive loss will be reclassified into cost of services within the next 12 months.

We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $2.6 million as of March 31, 2018.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

Other than as described below, we are presently not a party to any material litigation or regulatory proceeding and are not aware of any pending or threatened litigation or regulatory proceeding against us which, individually or in the aggregate, could have a material adverse effect on our business, operating results, financial condition or cash flows.

In May 2016, we were served with a False Claims Act case brought by a former emergency department service associate who worked at a hospital of one of the Company’s customers, MedStar Inc.’s Washington Hospital Center (“WHC”), along with WHC and three other hospitals that were PAS clients and a place holder, John Doe hospital, representing all PAS clients (USA ex rel. Graziosi vs. Accretive Health, Inc. et. al.), and seeking money damages, False Claims Act penalties and plaintiff’s attorneys’ fees.  The Second Amended Complaint alleges that the Company’s PAS business violates the federal False Claims Act. The case was originally filed under seal in 2013 in the federal district court in Chicago, was presented to the U.S. Attorney in Chicago twice, and the U.S. Attorneys declined to intervene. We filed a motion to dismiss the Second Amended Complaint on July 29, 2016. On March 22, 2017, the district court dismissed all claims against all hospital defendants other than Medstar Inc.’s WHC, and dismissed all claims related to TriCare-related episodes of care. Plaintiff filed a Third Amended Complaint, seeking to add back claims related to other PAS clients in January 2018, and we moved to discuss all such claims related to any hospital other than WHC. That motion has been fully briefed. We believe that it has meritorious defenses to all claims in the case and intends to vigorously defend itself against these claims. The outcome is not presently determinable.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2017 10-K.  The risk factors disclosed in Part I, Item 1A of our 2017 10-K, in addition to the other information set forth in this Quarterly Report on Form 10-Q, could materially affect our business, financial condition, or results.  Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition, or results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sale of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated (in millions, except share and per share data):

Period	Number of Shares Purchased (1)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (in millions) (2)
January 1, 2018 through January 31, 2018	716	$4.15	—	$49.0
February 1, 2018 through February 28, 2018	361,526	$5.28	—	$49.0
March 1, 2018 through March 31, 2018	160	$6.31	—	$49.0

(1)
Includes strategic repurchases and repurchases of our stock related to employees’ tax withholding upon vesting of restricted stock. See Note 9, Share-Based Compensation, to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2)
On November 13, 2013, the Board authorized, subject to the completion of the restatement of our financial statements, the repurchase of up to $50.0 million of our common stock from time to time in the open market or in privately negotiated transactions (the "2013 Repurchase Program"). The timing and amount of any shares repurchased under the 2013 Repurchase Program will be determined by our management based on its evaluation of market conditions and other factors. The 2013 Repurchase Program may be suspended or discontinued at any time. See Note 8, Stockholders' Equity (Deficit), to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
10.1*
Amended and Restated Grant of Performance Based Awards pursuant to the R1 RCM Inc. Second Amended and Restated 2010 Stock Incentive Plan to Joseph Flanagan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A (file No. 001-34746) filed on January, 18, 2018).

10.2*
Amended and Restated Grant of Performance Based Awards pursuant to the R1 RCM Inc. Second Amended and Restated 2010 Stock Incentive Plan to Christopher Ricaurte (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A (file No. 001-34746) filed on January, 18, 2018).

10.3*
Amended and Restated Grant of Performance Based Awards pursuant to the R1 RCM Inc. Second Amended and Restated 2010 Stock Incentive Plan to Steve Shulman (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A (file No. 001-34746) filed on January, 18, 2018).

10.4
Amended and Restated Registration Rights Agreement among the Registrant, IHC Health Services, Inc. and TCP-ASC ACHI Series LLLP dated as of January 23, 2018 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34746) filed on January 24, 2018).

10.5
Securities Purchase Agreement between the Registrant and IHC Health Services, Inc. dated as of January 23, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34746) filed on January 24, 2018).

10.6
Warrant between the Registrant and IHC Health Services, Inc. dated as of January 23, 2018 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-34746) filed on January 24, 2018).

10.7+	Amended and Restated Services Agreement between the Registrant and IHC Health Services, Inc. dated as of January 23, 2018
10.8+	Exhibits to the Amended and Restated Services Agreement between the Registrant and IHC Health Services, Inc. dated as of January 23, 2018.
10.9+	Addendum No. 1 to Amended and Restated Services Agreement between the Registrant and IHC Health Services, Inc. dated as of April 30, 2018
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Document
101.PRE	XBRL Presentation Linkbase Document
*Management contract or compensatory plan or arrangement.
+Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the  Securities and Exchange Commission.

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
Date: May 10, 2018