Form 10-Q
period 2018-06-30
R1 RCM INC.
filed 2018-08-09
CIK 1472595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of August 2, 2018, the registrant had 109,982,377 shares of common stock, par value $0.01 per share, outstanding.

R1 RCM Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

R1 RCM Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$38.8	$164.9
Current portion of restricted cash equivalents	2.0	—
Accounts receivable, net	40.9	8.2
Accounts receivable, net - related party	40.3	15.4
Prepaid income taxes	0.5	0.6
Prepaid expenses and other current assets	26.6	13.2
Total current assets	149.1	202.3
Property, equipment and software, net	90.7	48.3
Intangible assets, net	199.4	—
Goodwill	244.7	—
Non-current deferred tax assets	47.6	70.5
Non-current portion of restricted cash equivalents	1.5	1.5
Other assets	20.1	13.4
Total assets	$753.1	$336.0
Liabilities
Current liabilities:
Accounts payable	14.6	7.2
Current portion of customer liabilities	8.5	1.1
Current portion of customer liabilities - related party	23.3	27.1
Accrued compensation and benefits	53.0	37.8
Current portion of long-term debt	2.7	—
Other accrued expenses	35.4	16.7
Total current liabilities	137.5	89.9
Non-current portion of customer liabilities - related party	17.4	11.5
Long-term debt	255.6	—
Long-term debt - related party	101.1	—
Other non-current liabilities	19.2	11.9
Total liabilities	$530.8	$113.3

8.00% Series A convertible preferred stock: par value $0.01 per share, 370,000 authorized, 236,672 shares issued and outstanding as of June 30, 2018 (aggregate liquidation value of $241.4); 370,000 authorized, 227,483 shares issued and outstanding as of December 31, 2017 (aggregate liquidation value of $232.0)	198.6	189.3
Stockholders’ equity (deficit)
Common stock, $0.01 par value, 500,000,000 shares authorized, 122,726,673 shares issued and 109,970,001 shares outstanding at June 30, 2018; 116,650,388 shares issued and 104,409,961 shares outstanding at December 31, 2017	1.2	1.2
Additional paid-in capital	359.8	337.9
Accumulated deficit	(270.7)	(244.5)
Accumulated other comprehensive loss	(4.1)	(1.6)
Treasury stock, at cost, 12,756,672 shares as of June 30, 2018; 12,240,427 shares as of December 31, 2017	(62.5)	(59.6)
Total stockholders’ equity (deficit)	23.7	33.4
Total liabilities and stockholders’ equity (deficit)	$753.1	$336.0
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Net services revenue ($141.9 million and $278.1 million for the three and six months ended June 30, 2018, respectively, and $87.7 million and $163.1 million for the three and six months ended June 30, 2017, respectively, from related party)	$207.9	$99.4	$355.2	$186.3
Operating expenses:
Cost of services	189.9	96.4	328.6	177.3
Selling, general and administrative	22.5	12.2	39.5	26.5
Other	13.2	1.0	15.6	1.2
Total operating expenses	225.6	109.6	383.7	205.0
Income (loss) from operations	(17.7)	(10.2)	(28.5)	(18.7)
Net interest (expense) income	(5.8)	—	(5.6)	0.1
Income (loss) before income tax provision	(23.5)	(10.2)	(34.1)	(18.6)
Income tax provision (benefit)	(20.6)	(3.5)	(7.9)	(3.6)
Net income (loss)	$(2.9)	$(6.7)	$(26.2)	$(15.0)
Net income (loss) per common share:
Basic	$(0.07)	$(0.11)	$(0.33)	$(0.23)
Diluted	$(0.07)	$(0.11)	$(0.33)	$(0.23)
Weighted average shares used in calculating net income (loss) per common share:
Basic	108,157,583	102,467,078	107,001,002	101,918,797
Diluted	108,157,583	102,467,078	107,001,002	101,918,797
Consolidated statements of comprehensive income (loss)
Net income (loss)	(2.9)	(6.7)	(26.2)	(15.0)
Other comprehensive income (loss):
Net change on derivatives designated as cash flow hedges, net of tax	(0.4)	—	(0.6)	—
Foreign currency translation adjustments	(1.4)	—	(1.9)	0.8
Comprehensive income (loss)	$(4.7)	$(6.7)	$(28.7)	$(14.2)

Reconciliation of net income (loss) to income (loss) available to common shareholders:
Basic:
Net income (loss)	$(2.9)	$(6.7)	$(26.2)	$(15.0)
Less dividends on preferred shares	(4.8)	(4.4)	(9.4)	(8.7)
Less income allocated to preferred shareholders	—	—	—	—
Net income (loss) available/allocated to common shareholders - basic	$(7.7)	$(11.1)	$(35.6)	$(23.7)
Diluted:
Net income (loss)	$(2.9)	$(6.7)	$(26.2)	$(15.0)
Less dividends on preferred shares	(4.8)	(4.4)	(9.4)	(8.7)
Less income allocated to preferred shareholders	—	—	—	—
Net income (loss) available/allocated to common shareholders - diluted	$(7.7)	$(11.1)	$(35.6)	$(23.7)
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)
(In millions, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated other comprehensive (loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	116,650,388	$1.2	(12,240,427)	$(59.6)	$337.9	$(244.5)	$(1.6)	$33.4
Share-based compensation expense	—	—	—	—	7.9	—	—	7.9
Reclassification of equity award	—	—	—	—	1.3	—	—	1.3
Issuance of common stock related to share-based compensation plans	293,103	—	—	—	—	—	—	—
Issuance of Common Stock and Stock Warrants	4,665,594	—	—	—	19.3	—	—	19.3
Exercise of vested stock options	1,117,588	—	—	—	2.8	—	—	2.8
Dividends paid/accrued dividends	—	—	—	—	(9.4)	—	—	(9.4)
Acquisition of treasury stock related to equity award plans	—	—	(497,300)	(2.9)	—	—	—	(2.9)
Forfeitures	—	—	(18,945)	—	—	—	—	—
Net Change on derivatives designated as cash flow hedges, net of tax of $0.2	—	—	—	—	—	—	(0.6)	(0.6)
Foreign currency translation adjustments	—	—	—	—	—	—	(1.9)	(1.9)
Net (loss) income	—	—	—	—	—	(26.2)	—	(26.2)
Balance at June 30, 2018	122,726,673	$1.2	(12,756,672)	$(62.5)	$359.8	$(270.7)	$(4.1)	$23.7
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Cash Flows
(In millions)

	Six Months Ended June 30,
	2018	2017
	(Unaudited)
Operating activities
Net income (loss)	$(26.2)	$(15.0)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	13.4	7.0
Amortization of debt issuance costs	0.4	—
Share-based compensation	9.0	5.9
Loss on disposal	0.7	0.2
Provision (recovery) for doubtful receivables	0.2	0.1
Deferred income taxes	(10.5)	(4.1)
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	(21.6)	(13.2)
Prepaid income taxes	(0.8)	3.5
Prepaid expenses and other assets	(7.3)	(9.2)
Accounts payable	1.4	(2.3)
Accrued compensation and benefits	7.9	(0.4)
Other liabilities	11.4	(0.4)
Customer liabilities and customer liabilities - related party	0.9	5.0
Net cash used in operating activities	(21.1)	(22.9)
Investing activities
Purchases of property, equipment, and software	(15.3)	(23.2)
Acquisition of IMX, net of cash acquired	(465.3)	—
Net cash used in investing activities	(480.6)	(23.2)
Financing activities
Issuance of senior secured debt, net of discount and issuance costs	253.1	—
Issuance of subordinated notes, net of discount and issuance costs	105.9	—
Issuance of common stock and stock warrants, net of issuance costs	19.3	—
Exercise of vested stock options	2.8	—
Purchase of treasury stock	—	(1.2)
Shares withheld for taxes	(2.9)	(1.9)
Net cash provided (used in) by financing activities	378.2	(3.1)
Effect of exchange rate changes in cash, cash equivalents and restricted cash	(0.6)	0.4
Net increase (decrease) in cash, cash equivalents and restricted cash	(124.1)	(48.8)
Cash, cash equivalents and restricted cash, at beginning of period	166.4	182.7
Cash, cash equivalents and restricted cash, at end of period	$42.3	$133.9
Supplemental disclosures of cash flow information
Accrued dividends payable to Preferred Stockholders	$4.7	$4.4
Accrued and other liabilities related to purchases of property, equipment and software	$10.3	$1.0
Accounts payable related to purchases of property, equipment and software	$1.2	$1.7
Income taxes paid	$(1.3)	$(0.6)
Income taxes refunded	$0.4	$3.4

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
On and effective as of June 24, 2018, the Company and Ascension Health entered into a Supplement (the “Supplement”) to the A&R MPSA. Pursuant to the Supplement, the Company will provide RCM services for physician groups that receive services from Ascension’s National Revenue Service Center and other groups associated with Ascension hospital systems. Each such physician group will be required to execute an addendum to the Supplement for those physician groups to receive services under the Supplement. Ascension has agreed that the Company may provide services to additional physician groups affiliated with or acquired by Ascension over time. The Supplement also provides for the re-badging of certain centrally-based revenue cycle operations employees who support Ascension’s physician groups. The Company expects to begin providing services under the Supplement during the fourth quarter of 2018.

On June 24, 2018, the Company and Ascension entered into an amendment to the A&R MPSA (the “Presence Amendment”) to provide that the Company will enter into a supplement to the A&R MPSA to provide for RCM services and PAS services for acute care to Presence Health hospitals in accordance with terms set forth in the Presence Amendment. Presence Health is a part of AMITA Health, which is a joint venture of Ascension’s Alexian Brothers Health System and Adventist Midwest Health, part of Adventist Health System. If the Company enters into a new master professional services agreement with AMITA Health for end-to-end RCM services in the future, the end-to-end RCM business with Presence will be governed by such new agreement.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

Intermountain

On January 23, 2018, the Company entered into an Amended and Restated Services Agreement (the “Intermountain Services Agreement”) with IHC Health Services, Inc. (“Intermountain”) having a 10-year term. Pursuant to the Intermountain Services Agreement, the Company will provide revenue cycle management services to Intermountain hospitals and medical group providers under the operating partner model. In addition, the Company will provide revenue cycle management services to Intermountain’s homecare, hospice and palliative care, durable medical equipment and infusion therapy business. In conjunction with the execution of the Intermountain Services Agreement, the Company entered into a Securities Purchase Agreement (the “Intermountain Purchase Agreement”) with Intermountain, pursuant to which the Company sold to Intermountain, in private placements under the Securities Act of 1933, as amended (the "Securities Act"), (i) 4,665,594 shares of common stock and (ii) a warrant to acquire up to 1,500,000 shares of Common Stock at an initial exercise price of $6.00 per share, on the terms and subject to the conditions set forth in the warrant, for an aggregate purchase price of $20 million.

Intermedix

On May 8, 2018, the Company completed the acquisition of Intermedix Holdings, Inc. ("Intermedix") through the merger of Project Links Merger Sub, Inc. (“Merger Sub”), a wholly-owned indirect subsidiary of the Company, with and into Intermedix, with Intermedix surviving the merger as a wholly-owned indirect subsidiary of the Company (the “Acquisition”). The purchase price for the Acquisition was $460 million, subject to customary adjustments for cash, debt, transaction expenses and normalized working capital. The Company funded the purchase price for the Acquisition and the Company’s associated transaction expenses with a combination of cash on hand and the incurrence of additional indebtedness. Intermedix is one of the largest providers of RCM and practice management ("PM") services to physician groups and emergency medical service ("EMS") providers in the United States ("U.S."). Intermedix has a diverse customer base of approximately 700 customers and 2,500 employees located in offices within the U.S., Lithuania, the United Kingdom and New Zealand. Refer to Note 4, Acquisition, and Note 11, Debt, for further discussion on the Intermedix acquisition and related financing.
Basis of Presentation
The accompanying unaudited consolidated financial statements reflect the Company's financial position as of June 30, 2018, the results of operations of the Company for the three and six months ended June 30, 2018 and 2017, and the cash flows of the Company for the six months ended June 30, 2018 and 2017. These financial statements include the accounts of R1 RCM Inc. and its wholly owned subsidiaries. All material intercompany amounts have been eliminated in consolidation. These financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial reporting and as required by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information, have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2018.
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
In conjunction with the Acquisition, the Company has internally restricted cash on its Consolidated Balance Sheet as of June 30, 2018. The Company defines internally restricted cash as cash that is collected on behalf of certain customers that is not available for immediate or general business usage.  In accordance with contractual

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

arrangements, this cash is remitted to customers, generally within 60 days of receipt.  As of June 30, 2018, internally restricted cash of $7.3 million is included within cash and cash equivalents on the Company's Consolidated Balance Sheets.  Amounts that will be remitted to customers are included as collections payable to clients within the current portion of customer liabilities in the Company's Consolidated Balance Sheets.
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

On January 1, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"), using a retrospective transition method. ASU 2016-18 is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the Consolidated Statement of Cash Flows. ASU 2016-18 requires that the Consolidated Statement of Cash Flows explain the change in total cash and cash equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. Upon adoption of ASU 2016-18, restricted cash equivalents of $1.5 million as of December 31, 2017, June 30, 2017, and January 1, 2017 were reclassified to be included within the reconciliation of beginning and ending cash and restricted cash equivalents on the Company's Consolidated Statement of Cash Flows. Restricted cash equivalents of $1.5 million and $2.0 million in current portion of restricted cash equivalents are included in the ending cash balance on the Company's Consolidated Statement of Cash Flows as of June 30, 2018.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350)-Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other (“ASC 350”). As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, including any interim impairment tests within those annual periods, with early application permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. In June 2018, the Company elected to early adopt ASU 2017-04, and the adoption had no impact on the Company's consolidated financial statements.
3. Fair Value of Financial Instruments

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

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
The carrying amounts of the Company’s financial instruments, which include financial assets such as cash and cash equivalents, restricted cash equivalents, accounts receivable, net, and certain other current assets, as well as financial liabilities such as accounts payable, accrued service costs, accrued compensation and benefits and certain other accrued expenses approximate their fair values, due to the short-term nature of these instruments. The Company believes the carrying value of debt approximates fair value due to the relatively short time period between debt issuance and June 30, 2018. Other than the Company's derivative financial instruments, the Company does not have any financial assets or liabilities that are required to be measured at fair value on a recurring basis. See Note 22, Derivative Financial Instruments, for a discussion of the fair value of the Company's forward currency derivative contracts.
4. Acquisition

Intermedix Holdings, Inc.

On May 8, 2018, the Company completed the acquisition of Intermedix. The Acquisition has been accounted for under ASC 805, Business Combinations. Accordingly, the accounts of the acquired company, after adjustments to reflect fair values assigned to assets and liabilities, have been included in the Company’s consolidated financial statements since the date of the Acquisition.

The purchase price for the Acquisition was $460 million, subject to customary adjustments for cash, debt, transaction expenses and normalized working capital. The Company funded the purchase price for the Acquisition and the Company’s associated transaction expenses with a combination of cash on hand and the incurrence of additional indebtedness through a term loan and subordinated debt (see Note 11, Debt). The purchase price has been provisionally allocated, on a preliminary basis, to assets acquired and liabilities assumed based on their preliminary estimated fair values as of the completion of the Acquisition.

The Company is continuing its review of the fair value estimate of assets acquired and liabilities assumed during the measurement period, which will conclude as soon as the Company receives the information about facts and circumstances that existed as of the acquisition date or learn that more information is not available. This measurement period will not exceed one year from the acquisition date. At the effective date of the Acquisition, the assets acquired and liabilities assumed are generally required to be measured at fair value.

Given the timing of the Acquisition, the fair value estimate of assets acquired and liabilities assumed are pending completion of multiple elements, including gathering further information about the identification and

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

completeness of all assets and liabilities acquired, the finalization of an independent appraisal and valuations of fair value of the assets acquired and liabilities assumed and final review by the Company's management.  Accordingly, management considers the balances shown in the following table to be preliminary. Some of the more significant amounts that are not yet finalized relate to the fair value of accounts receivable, accounts payable, property, equipment and software, intangible assets, operating leases or commitments, contingent liabilities and income and non-income related taxes.  Accordingly, there could be material adjustments to the consolidated financial statements, including changes in our depreciation and amortization expense related to the valuation of property equipment, and software, and intangible assets acquired and their respective useful lives among other adjustments.

The final determination of the assets acquired and liabilities assumed will be based on the established fair value of the assets acquired and the liabilities assumed as of the acquisition date.  The excess of the purchase price over the fair value of net assets acquired is allocated to goodwill.  The final determination of the purchase price, fair values and resulting goodwill may differ significantly from what is reflected in these consolidated financial statements.

The preliminary of the fair value of assets acquired and liabilities assumed is (in millions):

Purchase Price Allocation
Total purchase consideration	$469.2

Allocation of consideration to assets acquired and liabilities assumed
Cash and cash equivalents	$3.9
Accounts receivable, net	35.8
Prepaid income taxes	0.1
Prepaid expenses and other current assets	11.5
Property, equipment and software, net	30.8
Intangible assets, net	201.6
Goodwill	244.7
Other assets	0.5
Accounts payable	(6.4)
Current portion of customer liabilities	(8.6)
Accrued compensation and benefits	(6.8)
Other accrued expenses	(4.4)
Deferred income tax liabilities	(33.5)
Net assets acquired	$469.2

The fair value of accounts receivables acquired is $35.8 million, with the gross contractual amount being $37.4 million. The Company expects $1.6 million to be uncollectible.

The goodwill recognized is attributable primarily to synergies that are expected to be achieved from the integration of Intermedix. None of the goodwill is expected to be deductible for income tax purposes. As of June 30, 2018, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Intermedix.

Included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2018 are net sales of $27.6 million and a loss before income taxes of $1.8 million related to the operations of Intermedix since the acquisition date of May 8, 2018.

The Company retained Bank of America to provide both advisory and financing services related to the Acquisition. The amount of debt issuance costs paid to Bank of America was $4.1 million.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

Pro Forma Results

The following table summarizes, on a pro forma basis, the combined results of the Company as though the Acquisition had occurred as of January 1, 2017. These pro forma results are not necessarily indicative of either the actual consolidated results had the Intermedix Acquisition occurred as of January 1, 2017 or of the future consolidated operating results. Pro forma results are (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net services revenue	$229.9	$147.7	$425.7	$282.5
Net income (loss)	$(1.8)	$(10.0)	$(29.1)	$(30.9)

Supplemental pro-forma earnings were adjusted to exclude $11.9 million of acquisition-related costs incurred by the Company in 2018 and include those costs in 2017. Adjustments were also made to earnings to adjust depreciation and amortization to reflect fair value of identified assets acquired, to record the effects of extinguishing the debt of Intermedix and replacing it with the debt of the Company, and to record the income tax effect of these adjustments.

5. Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is comprised of unpaid balances pertaining to modular services and end-to-end RCM customers, net receivable balances for end-to-end RCM customers after considering cost reimbursements owed to such customers, including related accrued balances, and amounts due from physician RCM and PM customers.
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
Movements in the allowance for doubtful accounts are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance	$329	$107	$363	$66
Provision (recoveries)	268	50	237	91
Write-offs	—	(6)	(3)	(6)
Ending balance	$597	$151	$597	$151

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

6. Property, Equipment and Software
Property, equipment and software consist of the following (in millions):

	June 30, 2018	December 31, 2017
Buildings and land	$4.6	$—
Computer and other equipment	40.6	28.7
Leasehold improvements	30.2	22.3
Software	71.1	44.5
Office furniture	9.4	7.4
Property, equipment and software, gross	155.9	102.9
Less accumulated depreciation and amortization	(65.2)	(54.6)
Property, equipment and software, net	$90.7	$48.3
During the six months ended June 30, 2018, the Company capitalized $14.9 million of computer equipment and software related to a capital lease and financing, of which $4.9 million and $4.9 million are recorded in other accrued expenses and other non-current liabilities, respectively.
The following table summarizes the allocation of depreciation and amortization expense between cost of services and selling, general and administrative expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of services	$5.2	$3.5	$9.8	$6.4
Selling, general and administrative	1.1	0.3	1.4	0.6
Total depreciation and amortization	$6.3	$3.8	$11.2	$7.0
7. Intangible Assets

In conjunction with the Acquisition of Intermedix, the Company acquired certain intangible assets. Prior to the Acquisition of Intermedix on May 8, 2018, the Company did not have any intangible assets. As discussed in Note 4, Acquisition, the amounts and estimated useful lives are preliminary. The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at June 30, 2018 (in millions, except weighted average useful life):

		June 30, 2018
	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	17 years	$154.0	$(1.3)	$152.7
Tradename	Indefinite	14.0	—	14.0
Technology	6 years	30.4	(0.7)	29.7
Non-Competition agreements	3 years	0.9	(0.1)	0.8
Favorable leasehold interests	7 years	2.3	(0.1)	2.2
Total intangible assets		$201.6	$(2.2)	$199.4

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

A preliminary fair value of the identifiable intangible assets was derived, utilizing the following valuation methodology:

Valuation Methodology
Customer relationships	Income approach to derive the present value of future cash flows from customer relationship.
Technology
The cost, market, and income approaches were used.
• Cost approach - value is based on the current technology cost.
• Market approach - value is based on sales of similar technologies.
• Income approach - value based on identifiable discrete cash flows related to the technology.

Non-competition agreements	Income approach to compare cash flows with and without the non-compete.
Tradename	Relief from Royalty Method was utilized to determine the present value of savings from owning the asset.
Favorable leasehold interests	Income approach to derive the present value of the market versus contractual rent.

Intangible asset amortization expense was $2.2 million for the three and six months ended June 30, 2018, and $0 for the three and six months ended June 30, 2017.

Estimated annual amortization expense related to intangible assets with definite lives as of June 30, 2018 is as follows (in millions):

Remainder of 2018	$7.4
2019	14.7
2020	14.7
2021	14.6
2022	14.5
Thereafter	119.5
Total	$185.4
8. Goodwill

In conjunction with the Acquisition, the Company recorded goodwill. ASC 350, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. In the first six months of 2018, there were no events or circumstances that would have required an interim impairment test. Annually, during the fourth quarter, goodwill and other acquired intangible assets with indefinite lives are tested for impairment.

There were no changes to the carrying amount of goodwill during six months ended June 30, 2017. Changes in the carrying amount of goodwill for the six months ended June 30, 2018 were (in millions):

Goodwill
Balance as of December 31, 2017	$—
Acquisitions	244.7
Balance as of June 30, 2018	$244.7

9. Revenue Recognition

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

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

Nature of Goods and Services

The Company's primary source of revenue is its end-to-end RCM services fees. The Company also generates revenue through its physician group and EMS providers RCM services, and modular RCM services, where customers will engage the Company for only specific components of its end-to-end RCM service offering on a fixed-fee or transactional basis, as well as its PAS and PM offerings.

Revenue Cycle Management

RCM services fees are primarily variable and performance related, and are generally viewed as the consideration earned in satisfaction of a single performance obligation which is considered a series. Variable consideration for end-to-end RCM services are allocated to and recognized over the related time period as the amounts reflect the consideration the Company is entitled to and relate specifically to the Company’s efforts to satisfy its performance obligation. Fees for physician group and EMS provider RCM services are variable consideration contingent on customer collections and inputs to the Company’s revenue estimates typically include historical service fees and historical customer collection amounts. RCM services fees consist of net operating fees, incentive fees, and other fees.

Net Operating Fees

The Company’s net operating fees consist of:

i) gross base fees invoiced to customers; less

ii) corresponding costs of customers’ revenue cycle operations which the Company pays pursuant to its RCM agreements, including salaries and benefits for the customers' RCM personnel, and related third-party vendor costs; plus

iii) fees accrued for physician group and EMS provider RCM services.

The Company recognizes revenue related to net operating fees ratably as the performance obligation for the RCM services is satisfied. Base fees are typically billed in advance of the quarter and paid in three monthly payments as the entity performs and the customer simultaneously receives and consumes the benefits provided by the services provided. The costs of customers’ revenue cycle operations which the Company pays pursuant to its RCM agreements are accrued based on the service period. RCM services fees for physician groups and EMS providers are invoiced on a monthly basis and payment terms are typically 30 days.

Incentive Fees

The Company recognizes revenue related to incentive fees ratably as the performance obligation for RCM services is satisfied, to the extent that it is probable that a significant reversal of cumulative revenue will not occur once the uncertainty is resolved. Incentive fees are structured to reflect quarterly or annual performance and are evaluated on a contract-by-contract basis. Incentive fees are typically billed and paid on a quarterly basis.

RCM Other

The Company recognizes revenue related to other RCM fees as RCM services are provided. These

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

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

PM services arrangements include a single performance obligation, constituting a series, to manage and administer various non-clinical aspects of a customer's physician practice, which may be comprised of numerous physical office locations. Consideration for PM services is typically variable in nature and allocated to and recognized over the related time period as the amounts reflect the consideration the Company is entitled to and relate specifically to the Company’s effort to satisfy its performance obligation. PM services fees are invoiced on a monthly basis and payment terms are typically 30 days.

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

For bundled arrangements, the Company accounts for individual services as a separate performance obligation if a service is separately identifiable from other items in the bundled arrangement and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The transaction price is allocated between separate services in a bundle based on their relative standalone selling prices. The standalone selling prices are determined based on the prices at which the Company separately sells its RCM, PAS, PM, or modular services. PAS are provided at a customer’s election but do not represent material rights as the services are priced at standalone selling price throughout the life of the agreement.

Disaggregation of Revenue

In the following table, revenue is disaggregated by source of revenue (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net operating fees	$181.7	$80.1	$309.3	$150.8
Incentive fees	9.9	7.1	17.9	12.7
Other	16.3	12.2	28.0	22.8
Net service revenue	$207.9	$99.4	$355.2	$186.3

Contract Balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	June 30, 2018	December 31, 2017
Receivables, which are included in accounts receivable, net	$81.2	$23.6
Contract assets	0.8	—
Contract liabilities	21.9	15.5

The Company recognized a decrease in revenue of $0.4 million and an increase in revenue of $1.7 million for the three and six months ended June 30, 2018 and 2017 related to changes in transaction price estimates. The Company recognized revenue of $0 million for both the three and six months ended June 30, 2018, and $0 million and $1.4 million for the three and six months ended June 30, 2017 related to services performed in periods prior to the parties reaching an agreement that creates enforceable rights and obligations.

A receivable is recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are typically 30-60 days.

Significant changes in the contract assets and the contract liabilities balances are as follows (in millions):

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Contract assets	Contract liabilities	Contract assets	Contract liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	—	$50.3	—	$29.6
Increases due to cash received, excluding amounts recognized as revenue during the period	—	$5.9	—	$2.2
Acquisitions	$0.8	$1.4	—	—

The Company recognized revenue of $50.3 million and $29.6 million during the six months ended June 30, 2018 and 2017, which amounts were included in contract liabilities at the beginning of the respective periods. These revenue amounts include $47.8 million and $29.6 million for the six months ended June 30, 2018 and 2017, respectively, related to advanced billings which become accounts receivable and contract liabilities on the first day of the respective service period.

Transaction Price Allocated to the Remaining Performance Obligation

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in millions). The estimated revenue does not include amounts of variable consideration that are constrained.

	RCM
	Net operating fees	Incentive fees	Other
2018	$44.1	$1.0	$2.4
2019	19.4	—	2.8
2020	10.7	—	2.8
2021	5.3	—	2.8
Thereafter	0.4	—	11.6
Total	$79.9	$1.0	$22.4

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

The amounts presented in the table above include variable fee estimates for the non-cancellable term of the Company's physician groups and EMS providers RCM services contracts, primarily consist of fixed fees which are typically recognized ratably as the performance obligation is satisfied, and incentive fees which are measured cumulatively over the contractually defined performance period.

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

The Company does not disclose information about remaining performance obligations with an original expected duration of one year or less. The Company has elected certain of the optional exemptions from the disclosure requirement for remaining performance obligations for specific situations in which an entity need not estimate variable consideration to recognize revenue. Accordingly, the Company applies a practical expedient to its stand-alone PAS contracts and modular RCM services and does not disclose information about variable consideration from remaining performance obligations when the Company has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity's performance completed to date. PAS performance obligations are typically short in duration (often less than 1 day) with any uncertainty related to the associated variable consideration resolved as each increment of service (completion of a level of care review or an appeal) is completed which reflects the value the Customer receives from the Company’s fulfillment of the performance obligation. Modular RCM services performance obligations for variable consideration are of short duration with fees corresponding to the value the customer has realized, for example, patient accounts collected on behalf of the Customer or medical record lines transcribed.
For end-to-end RCM contracts, the Company does not disclose information about remaining, wholly unsatisfied performance obligations for variable consideration that the Company is able to allocate to one or more, but not all, of the performance obligations in its contracts. Company’s end-to-end RCM services performance obligations are satisfied over time and are substantially the same from period to period under either a co-managed or operating partner model. Fees are variable and consist of net operating fees and incentive fees with the uncertainty related to net operating fees and certain incentive fees being resolved quarterly with the uncertainty of other incentive fees being resolved annually. The information presented in the table above includes estimates for incentive fees where the uncertainty related to the final fee is resolved on longer than a quarterly basis and to the extent the Company does not believe the associated consideration is constrained.
10. Customer Liabilities
Customer liabilities include (i) accrued service costs (amounts due and accrued for cost reimbursements), (ii) refund liabilities (amounts potentially due as a refund to the Company's customers on incentive fees), (iii) collections payable to clients (consisting primarily of amounts collected on behalf of the Company’s physician group customers to be remitted within twelve months) and (iv) deferred revenue (contract liabilities) (fixed or variable fees amortized to revenue over the service period). Deferred customer billings are classified as current based on the customer contract end dates or other termination events that fall within twelve months of the balance sheet dates. Accrued service cost, refund liabilities and contract liabilities are classified as current or non-current based on the anticipated period in which the liabilities are expected to be settled or the revenue is expected to be recognized.
Customer liabilities consist of the following (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	June 30,	December 31,
	2018	2017
Accrued service costs, current	$19.9	$23.7
Collections payable to clients, current	7.3	—
Refund liabilities, current	0.1	0.5
Deferred revenue (contract liabilities), current	4.5	4.0
Current portion of customer liabilities (1)	$31.8	$28.2
Deferred revenue (contract liabilities), non-current	17.4	11.5
Non-current portion of customer liabilities (1)	$17.4	$11.5
Total customer liabilities	$49.2	$39.7

(1) Current and non-current portion of customer liabilities includes amounts for a related party. See Note 19, Related Party Transactions, for further discussion.
11. Debt

The carrying amounts of debt at June 30, 2018 and December 31, 2017 are (in millions):

	June 30, 2018	December 31, 2017
Senior Revolver	$—	$—
Senior Term Loan	270.0	—
Notes (primarily with related parties)	110.0	—
Unamortized discount and issuance costs	(20.6)	—
Total debt	359.4	—
Less: Current maturities	(2.7)	—
Total long-term debt	$356.7	$—

Credit Agreement and Note Purchase Agreement

On May 8, 2018, the Company and certain of its subsidiaries entered into (1) a new senior credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and the lenders named therein, for the new senior secured credit facilities (the “Senior Secured Credit Facilities”), consisting of a $270.0 million senior secured term loan facility (the “Senior Term Loan”) issued at 97% of par and a $25.0 million senior secured revolving credit facility (the “Senior Revolver”); and (2) a new subordinated note purchase agreement (the “Note Purchase Agreement”) with TI IV ACHI Holdings, LP, IHC Health Services, Inc. and Ascension Health Alliance d/b/a Ascension, as purchasers, consisting of the issuance and sale of $110.0 million aggregate principal amount of subordinated notes due 2026 (the "Notes") issued at 98% of par.

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

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

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

The Senior Revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swing loans.” Any issuance of letters of credit or making of a swing loan will reduce the amount available under the revolving credit facility. As of June 30, 2018, the Company had no borrowings and no letters of credit under the Senior Revolver.

At the Company’s option, the Company may add one or more new term loan facilities or increase the commitments under the Senior Revolver (collectively, the “Incremental Borrowings”) in an aggregate amount of up to $25.0 million plus any additional amounts so long as certain conditions, including a consolidated first lien leverage ratio (as defined in the Credit Agreement) of not more than 3.75 to 1.00 (on a pari passu basis) or 5.50 to 1.00 (on a junior basis), in each case on a pro forma basis, are satisfied plus the amount of certain voluntary prepayments of Senior Term Loans.

Borrowings under the Senior Secured Credit Facilities bear interest, at the Company’s option, at: (i) an ABR rate equal to the greater of (a) the prime rate of Bank of America, N.A., (b) the federal funds rate plus 0.5% per annum, and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus 4.25% (provided that the Eurodollar rate applicable to the Term Loan Facility shall not be less than 0.00% per annum); or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the Term Loan Facility shall not be less than 0.00% per annum), plus 5.25%. The interest rate as of June 30, 2018 was 7.62%. The Company is also required to pay an unused commitment fee to the lenders under the Senior Revolver at a rate of 0.50% of the average daily unutilized commitments thereunder if the first lien net leverage ratio is greater than 2.00 to 1.00, or at a rate of 0.375% at any other time. The Company must also pay customary letter of credit fees, including a fronting fee as well as administration fees.

The Credit Agreement requires the Company to make mandatory prepayments, subject to certain exceptions, with: (i) beginning with fiscal year 2019, 75% (which percentage will be reduced upon the achievement of certain first lien net leverage ratios) of the Company’s annual excess cash flow; (ii) 100% of net cash proceeds of all non-ordinary course assets sales or other dispositions of property or casualty events, subject to certain exceptions and thresholds; and (iii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the Credit Agreement. The Company is required to repay the Senior Term Loan portion of the Senior Secured Credit Facilities in quarterly principal installments of 0.25% of the principal amount commencing on September 30, 2018, with the balance payable at maturity. If, on or prior to May 8, 2019, the Company prepays or reprices any portion of the Senior Term Loan, the Company will be required to pay a prepayment premium of 1% of the loans being prepaid or repriced.

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

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

amend material agreements governing certain of the Company’s junior indebtedness; (xi) change the Company’s lines of business; (xii) make certain acquisitions; and (xiii) limitations on the letter of credit cash collateral account. The Credit Agreement contains customary affirmative covenants and events of default.

Note Purchase Agreement

The Notes issued pursuant to the Note Purchase Agreement each have an eight-year maturity, as extended in accordance with the Notes from time to time.

All of the Company’s obligations under the Note Purchase Agreement are guaranteed by the Subsidiary Guarantors pursuant to the Subsidiary Guaranty, dated as of May 8, 2018 (the “Subsidiary Guaranty”), among the Company, the Subsidiary Guarantors and the Purchasers (as defined in the Notes). The obligations under the Note Purchase Agreement are unsecured.

As of June 30, 2018, $105.0 million of the Notes were due to related parties. For the three and six months ended June 30, 2018, $2.2 million of interest was payable to related parties.

The Notes bear interest at 14.0% per annum, increasing by 1.0% per annum on May 8, 2021, and by an additional 1.0% per annum on each subsequent anniversary until the Notes are repaid in full. Interest is payable quarterly in cash; provided, that, subject to the subordination agreement, (i) for any fiscal quarters ending on or prior to May 8, 2019, at the Company’s election, up to 75% of the interest payments will be payable in kind and the remaining amount of such interest payment will be payable quarterly in cash; (ii) for any fiscal quarters ending after May 8, 2019 and on or prior to May 8, 2020, at the Company’s election, up to 50% of the interest payments will be payable in kind and the remaining amount of such interest payment will be payable quarterly in cash; and (iii) for any subsequent fiscal quarters, at the Company’s election, up to 25% of the interest payments will be payable in kind and the remaining amount of such interest payment will be payable quarterly in cash.

The Note Purchase Agreement does not require any mandatory prepayments. Any voluntary prepayment of the obligations pursuant to the Note Purchase Agreement (other than in connection with a change of control) shall be subject to a prepayment premium of (a) if such prepayment is made before May 8, 2019, 3.0% of the principal amount of the obligations prepaid, (b) if such prepayment is made on or after May 8, 2019 but prior to May 8, 2020, 2.0% of the principal amount of the obligations prepaid, (c) if such prepayment is made on or after May 8, 2020 but prior to May 8, 2021, 1.0% of the principal amount of the obligations prepaid, and (d) if such prepayment is made on or after May 8, 2021, 0.0% of the principal amount of the obligations prepaid.

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

Debt Issuance Costs

The Company incurred debt issuance costs of $11.1 million in relation to the Credit Agreement and Note Purchase Agreement which were allocated to the respective agreements.

12. Stockholders’ Equity (Deficit)

Intermountain Purchase Agreement

As discussed in Note 1, Business Description and Basis of Presentation, on January 23, 2018, the Company entered into the Intermountain Purchase Agreement, pursuant to which the Company sold to Intermountain, in private placements under the Securities Act, (i) 4,665,594 shares of common stock, at a purchase price of $4.2867

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

per share (representing the per share average closing price of the Company’s Common Stock for the period from January 1, 2018 to January 12, 2018), and (ii) a warrant to acquire up to 1,500,000 shares of Common Stock at an initial exercise price of $6.00 per share, on the terms and subject to the conditions set forth in the Warrant Agreement, for an aggregate purchase price of $20 million. As a result of the sale of the common stock and warrant, the Company recorded $47 thousand to common stock and $19.3 million to additional paid-in-capital, net of $0.7 million of issuance costs.
Preferred Stock and Warrant
The Company has 5,000,000 shares of authorized preferred stock, each with a par value of $0.01. The preferred stock may be issued from time to time in one or more series. The board of directors of the Company ("Board") is authorized to determine the rights, preferences, privileges and restrictions of the Company’s authorized but unissued shares of preferred stock. On February 16, 2016, at the close of the Transaction, the Company issued to TCP-ASC ACHI Series LLLP, a limited liability limited partnership jointly owned by Ascension Health Alliance and investment funds affiliated with TowerBrook (the "Investor"): (i) 200,000 shares of its 8.00% Series A Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock" or "Preferred Stock"), for an aggregate price of $200 million and (ii) an exercisable warrant to acquire up to 60 million shares of its common stock with an exercise price of $3.50 per common share and a term of ten years. The Series A Preferred Stock is immediately convertible into shares of common stock. As of June 30, 2018 and December 31, 2017, the Company had 236,672 and 227,483 shares of Preferred Stock outstanding, respectively. See Note 16, 8% Series A Convertible Preferred Stock, for additional information.
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
Treasury Stock
On November 13, 2013, the Board authorized a repurchase of up to $50.0 million of the Company’s common stock in the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time at the sole discretion of the Board. Any repurchased shares will be available for use in connection with the Company’s stock plans and for other corporate purposes. The Company funds the repurchases from cash on hand. During the year ended December 31, 2017, the Company repurchased 855,474 shares of the Company's stock for $2.5 million. During the three and six months ended June 30, 2018, no shares were repurchased. No shares have been retired. As of June 30, 2018 and December 31, 2017, the Company held in treasury 5,321,393 shares of repurchased stock, respectively.

Treasury stock also includes repurchases of Company stock related to employees’ tax withholding upon vesting of restricted shares. For the three and six months ended June 30, 2018, the Company repurchased 134,898 and 497,300 shares related to employees’ tax withholding upon vesting of restricted shares, respectively. Additionally, treasury stock includes restricted stock awards that have been canceled or forfeited. See Note 13, Share-Based Compensation.
13. Share-Based Compensation
The share-based compensation expense relating to the Company’s stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance-based restricted stock units ("PBRSUs") for the three months ended June 30, 2018 and 2017 was $5.1 million and $2.2 million, respectively, with related tax benefits of

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

approximately $1.3 million and $0.8 million, respectively. The share-based compensation expense relating to the Company’s stock options, RSAs, RSUs and PBRSUs for the six months ended June 30, 2018 and 2017 was $9.0 million and $5.8 million, respectively, with related tax benefit of approximately $2.3 million and $2.2 million, respectively.

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

Amendments related to accounting for excess tax benefits and shortfalls have been adopted prospectively, resulting in recognition of excess tax benefits and shortfalls in income tax expenses (benefit) rather than additional paid-in capital. The Company recognized $1.3 million of tax benefit and $0.0 million of income tax expense from windfalls and shortfalls associated with vesting and exercises of equity awards for the three months ended June 30, 2018 and 2017, respectively. The Company recognized $2.0 million of tax benefit and $0.9 million of income tax expense from windfalls and shortfalls associated with vesting and exercises of equity awards for the six months ended June 30, 2018 and 2017, respectively.
Total share-based compensation costs that have been included in the Company’s consolidated statements of operations were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Share-Based Compensation Expense Allocation Details:
Cost of services	$1.5	$1.0	$2.8	$2.1
Selling, general and administrative	3.5	1.1	6.1	3.6
Other	0.1	0.1	0.1	0.1
Total share-based compensation expense (1)	$5.1	$2.2	$9.0	$5.8
(1) Includes $0.1 million in share-based compensation expense paid in cash during the three and six months ended June 30, 2017, respectively. No shared-based compensation expense was paid in cash during the three or six month periods ended June 30, 2018. In addition to the share-based compensation expense recorded above, $0.1 million and $0.2 million of share-based compensation expense was capitalized to deferred contract costs for the three and six months ended June 30, 2018, respectively, and $0 million and $0.3 million during the three and six months ended June 30, 2017, respectively. See Note 20, Deferred Contract Costs, for further discussion.
The Company uses the Black-Scholes option pricing model to estimate the fair value of its service-based options as of its grant date. Monte Carlo simulations are used to estimate the fair value of its PBRSUs. The PBRSUs vest upon satisfaction of both time-based requirements and performance targets based on share price. Expected life is based on the market condition to which the vesting is tied.
The following table sets forth the significant assumptions used in the Black-Scholes option pricing model and the Monte Carlo simulations and the calculation of share-based compensation expense for the six months ended June 30, 2018 and 2017:

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	Six Months Ended June 30,
	2018	2017
Expected dividend yield	—	—
Risk-free interest rate	2.3% to 2.7%	1.9% to 2.3%
Expected volatility	40% to 45%	45%
Expected term (in years)	2.59 to 6.25	6.25 to 6.29
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
Stock options
A summary of the options activity during the six months ended June 30, 2018 is shown below:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2017	17,742,966	$4.70
Granted	204,942	5.53
Exercised	(1,117,588)	2.55
Canceled/forfeited	(1,284,812)	2.52
Outstanding at June 30, 2018	15,545,508	5.04
Outstanding, vested and exercisable at June 30, 2018	7,986,285	7.22
Outstanding, vested and exercisable at December 31, 2017	5,778,376	$8.87
Restricted stock awards
A summary of the RSA activity during the six months ended June 30, 2018 is shown below:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested at December 31, 2017	2,352,490	$3.03
Granted	—	—
Vested	(1,184,687)	3.07
Forfeited	(18,945)	3.35
Outstanding and unvested at June 30, 2018	1,148,858	$3.03
RSA vesting is based on the passage of time. The amount of share-based compensation expense is based on the fair value of the Company's common stock on the respective grant dates and is recognized ratably over the vesting period.

The Company's RSA agreements allow employees to surrender to the Company shares of common stock upon vesting of their RSAs in lieu of their payment of the required personal employment-related taxes. During the

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

six months ended June 30, 2018 and 2017, employees delivered to the Company 404,466 and 713,753 shares of stock, respectively, which the Company recorded at a cost of approximately $2.2 million and $1.8 million, respectively. Shares surrendered for payment of personal employment-related taxes are held in treasury.
Restricted stock units
A summary of the RSU activity during the six months ended June 30, 2018 is shown below:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested at December 31, 2017	1,183,500	$2.50
Granted	417,008	7.96
Vested	(294,825)	2.40
Forfeited	(73,885)	2.49
Outstanding and unvested at June 30, 2018	1,231,798	$4.37
The Company's RSU agreements allow employees to surrender to the Company shares of common stock upon vesting of their RSUs in lieu of their payment of the required personal employment-related taxes. During the six months ended June 30, 2018 and 2017, employees delivered to the Company 92,834 and 50,762 shares of stock, respectively, which the Company recorded at a cost of approximately $0.7 million and $0.2 million, respectively. Shares surrendered for payment of personal employment-related taxes are held in treasury.
Performance-based restricted stock units
In the third quarter of 2017, the Company began to grant PBRSUs to its employees. The PBRSUs vest upon satisfaction of both time-based requirements and performance targets based on share price with awards vesting between December 31, 2019 and December 31, 2021. Depending on the average price of the stock for the 60 days prior to the end of the vesting period, the number of shares vesting could be between 0% and 350% of the number of PBRSUs originally granted. Based on the established price targets, 11,052,549 is the maximum number of shares that could vest.

A summary of the PBRSU activity during the six months ended June 30, 2018 is shown below:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested at December 31, 2017	4,785,900	$3.37
Granted	1,456,671	8.29
Vested	—	—
Forfeited	(863,761)	3.92
Outstanding and unvested at June 30, 2018	5,378,810	$4.59
At March 31, 2018, the Company had 983,472 shares subject to PBRSU award agreements that were intended to be settled in cash until such time as the share reserve available under the 2010 Amended Plan had been deemed sufficient by the Compensation Committee of our Board of Directors ("Compensation Committee") to allow for settlement of the PBRSUs in shares. On the consolidated balance sheet, these awards settleable in cash were liability classified as of March 31, 2018. During the second quarter of 2018, the Compensation Committee determined that the available share reserve was sufficient for the awards to be settled in shares rather than cash and thus the provision allowing for the awards to be cash settled was terminated. As a result, $1.3 million was reclassified from liabilities to equity.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

14. Other

Other costs are comprised of reorganization and acquisition costs along with certain other costs. For the three months ended June 30, 2018 and 2017, the Company incurred $13.2 million and $1.0 million in other costs, respectively. For the six months ended June 30, 2018 and 2017, the Company incurred $15.6 million and $1.2 million in other costs, respectively.
Other costs consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Severance and employee benefits	$1.0	$0.3	$1.0	$0.4
Facility charges	0.2	—	0.2	—
Non-cash share based compensation	—	0.1	—	—
Reorganization-related	1.2	0.4	1.2	0.4
Acquisition related costs (1)	10.3	—	11.9	—
Transitioned employees restructuring expense (2)	1.7	0.6	2.5	0.8
Other	12.0	0.6	14.4	0.8
Total other	$13.2	$1.0	$15.6	$1.2

(1) Costs related to evaluating, pursuing and integrating acquisitions as part of the Company’s inorganic growth strategy. Integration costs include employee time and expenses spent on integration activities, vendor spend and severance and retention amounts associated with integration activities.
(2) As part of the transition of personnel to the Company under certain operating partner model contracts, the Company has agreed to reimburse, or directly pay the affected employees, for certain severance and retention costs related to certain employees who will not be transitioned to the Company, or whose jobs will be relocated after the employee transitions to the Company.
15. Income Taxes

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
The Tax Act was enacted on December 22, 2017. The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. Tax Reform permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a 21% rate, effective January 1, 2018.

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

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company recognized provisional tax impacts related to the deemed repatriated earnings and the revaluation of deferred tax assets and liabilities in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from those provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. Any adjustments made to the provisional amounts under SAB 118 should be recorded as discrete adjustments in the period identified (not to extend beyond the one-year measurement provided in SAB 118). During the six months ended June 30, 2018, the Company has not completed its analysis of the impact of the Tax Act on the Company's provisional amounts included in the Company's consolidated financial statements for the year ended December 31, 2017. The accounting is expected to be completed when the 2017 U.S. corporate income tax return is filed in October of 2018.

The Company recognized income tax benefit for the three and six months ended June 30, 2018 on the year-to-date pre-tax loss. The deviation from the federal statutory tax rate of  21% is attributable to the geographical mix of earnings and permanent differences. The income tax benefit for the three and six months ended June 30, 2017 was lower than the amount derived by applying the federal statutory tax rate of 35% primarily due to discrete items.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. U.S. federal income tax returns since 2013 are currently open for examination. State jurisdictions vary for open tax years. The statute of limitations for most states ranges from three to six years.

Accounting for excess tax benefits and shortfalls result in recognition of excess tax benefits and shortfalls as part of income tax expense. The Company recognized $1.3 million excess tax benefit and $0.0 million expense, from windfalls and shortfalls associated with vesting and exercises of equity awards for the three months ended June 30, 2018 and 2017, respectively. The Company wrote-off approximately $0.1 million and $0.4 million of deferred tax assets due to the expiration of shared-based awards and recognized as discrete expense during the three months ended June 30, 2018 and 2017.

At December 31, 2017, the Company had deferred tax assets of $70.5 million, of which $47.9 million related to net operating loss carryforwards. The majority of the Company's carryforwards were generated in 2014 and 2016. The Company expects its business growth contracted for under the Ascension A&R MPSA and Intermountain Services Agreement will be profitable and allow the Company to utilize its NOL carryforwards and other deferred tax assets, except there is a possibility that approximately $1.0 million of the deferred tax assets as of December 31, 2017 for costs related to the exploration of strategic initiatives with Intermountain and Intermedix may not be realized. Should the Company not operationally execute as expected, and the growth in the Ascension and Intermountain businesses not be as profitable as expected, such realizability assessment may change. The additional costs incurred in the current year related to the ongoing strategic initiative exploration efforts may not result in deferred tax assets.
16. 8.00% Series A Convertible Preferred Stock
At the close of the Transaction on February 16, 2016 (as described in Note 1), the Company issued to the Investor: (i) 200,000 shares of Preferred Stock, for an aggregate price of $200 million, and (ii) a warrant with a term of ten years to acquire up to 60 million shares of common stock at an exercise price of $3.50 per share, on the terms and subject to the conditions set forth in the warrant. The Preferred Stock is immediately convertible into shares of common stock.

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

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

million was recognized. Since the Preferred Stock is presently convertible into common stock, this amount was subsequently accreted to the carrying amount of the Preferred Stock, and treated as a deemed preferred stock dividend in the calculation of earnings per share.

Dividend Rights

The holders of the Preferred Stock are entitled to receive cumulative dividends January 1, April 1, July 1 and October 1 of each year (dividend payment dates), which commenced on April 1, 2016, at a rate equal to 8% per annum (preferred dividend) multiplied by the liquidation preference per share, initially $1,000 per share adjusted for any unpaid cumulative preferred dividends. For the first seven years after issuance, the dividends on the Preferred Stock will be paid-in-kind. As of June 30, 2018 and 2017, the Company had accrued dividends of $4.7 million and $4.4 million associated with the Preferred Stock, respectively. Of the amount accrued as of June 30, 2018, $4.7 million was paid in additional shares of Preferred Stock and $440 was paid in cash in July 2018. Of the amount accrued as of June 30, 2017, $4.4 million was paid in additional shares of Preferred Stock and $0 was paid in cash in July 2017.

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

The following summarizes the Preferred Stock activity for the six months ended June 30, 2018:

	Preferred Stock
	Shares Issued and Outstanding	Carrying Value
Balance at December 31, 2017	227,483	$189.3
Dividends paid/accrued dividends	9,189	9.2
Balance at June 30, 2018	236,672	$198.5

17. Earnings (Loss) Per Share
Basic net income per share is computed by dividing net income, less any dividends, accretion or decretion, redemption or induced conversion on the Preferred Stock, by the weighted average number of common shares

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

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
Diluted net income per share is calculated using the more dilutive of the if-converted or the two-class method. For the three and six months ended June 30, 2018 and 2017, the two-class method was more dilutive and was computed by adjusting the denominator used in the basic net income per share computation by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, shares issuable upon vesting of RSAs, RSUs, PBRSUs and shares issuable upon conversion of Preferred Stock.
Basic and diluted net income (loss) per common share are calculated as follows (in millions, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic EPS:
Net income (loss)	$(2.9)	$(6.7)	$(26.2)	$(15.0)
Less dividends on preferred shares	(4.8)	(4.4)	(9.4)	(8.7)
Less income allocated to preferred shareholders	—	—	—	—
Net income (loss) available/(allocated) to common shareholders - basic	$(7.7)	$(11.1)	$(35.6)	$(23.7)
Diluted EPS:
Net income (loss)	(2.9)	(6.7)	(26.2)	(15.0)
Less dividends on preferred shares	(4.8)	(4.4)	(9.4)	(8.7)
Less income allocated to preferred shareholders	—	—	—	—
Net income (loss) available/(allocated) to common shareholders - diluted	$(7.7)	$(11.1)	$(35.6)	$(23.7)
Basic weighted-average common shares	108,157,583	102,467,078	107,001,002	101,918,797
Add: Effect of dilutive securities	—	—	—	—
Diluted weighted average common shares	108,157,583	102,467,078	107,001,002	101,918,797
Net income (loss) per common share (basic)	$(0.07)	$(0.11)	$(0.33)	$(0.23)
Net income (loss) per common share (diluted)	$(0.07)	$(0.11)	$(0.33)	$(0.23)
Because of their anti-dilutive effect, 23,304,974 and 21,875,423 common share equivalents comprised of stock options, RSAs, PBRSUs and RSUs have been excluded from the diluted earnings per share calculation as of June 30, 2018 and 2017, respectively. Additionally, the Investor's and Intermountain's exercisable warrants to acquire up to 60 million and 1.5 million shares, respectively, of the Company's common stock have been excluded from the diluted earnings per share calculation because they are anti-dilutive for all periods presented.
18. Commitments and Contingencies

Legal Proceedings

Other than as described below, the Company is not presently a party to any material litigation or regulatory proceeding and is not aware of any pending or threatened litigation or regulatory proceeding against the Company

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

which, individually or in the aggregate, could have a material adverse effect on its business, operating results, financial condition or cash flows.

In May 2016, the Company was served with a False Claims Act case brought by a former emergency department service associate who worked at a hospital of one of the Company’s customers, MedStar Inc.’s Washington Hospital Center (“WHC”), along with WHC and three other hospitals that were PAS clients and a place holder, John Doe hospital, representing all PAS clients (U.S. ex rel. Graziosi vs. Accretive Health, Inc. et. al.), and seeking money damages, False Claims Act penalties and plaintiff’s attorneys’ fees.  The Second Amended Complaint alleges that the Company’s PAS business violates the federal False Claims Act. The case was originally filed under seal in 2013 in the federal district court in Chicago, was presented to the U.S. Attorney in Chicago twice, and the U.S. Attorneys declined to intervene. The Company filed a motion to dismiss the Second Amended Complaint on July 29, 2016. On March 22, 2017, the district court dismissed all claims against all hospital defendants other than Medstar Inc.’s WHC, and dismissed all claims related to TriCare-related episodes of care. Plaintiff filed a Third Amended Complaint, seeking to add back claims related to other PAS clients in January 2018, and the Company has moved to dismiss all such claims related to any hospital other than WHC. That motion has been fully briefed. The Company believes that it has meritorious defenses to all claims in the case and intends to vigorously defend itself against these claims. The outcome is not presently determinable.

19. Related Party Transactions
As a result of the closing of the Transaction with Ascension Health Alliance on February 16, 2016 and Ascension Health Alliance's ownership interest in the Investor, Ascension became a related party to the Company. Accordingly, Note 19, Related Party Transactions, encompasses transactions between Ascension and the Company pursuant to the A&R MPSA, including all supplements, amendments and other documents entered into in connection therewith. See Note 1, Business Description and Basis of Presentation, Note 12, 8.00% Series A Convertible Preferred Stock and Note 11, Debt for further discussion on the agreements with Ascension.
Net services revenue from services provided to Ascension included in the Company’s consolidated statements of operations for the three months ended June 30, 2018 and 2017 were (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Ascension	$141.9	$87.7	$278.1	$163.1

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

Amounts included in the Company's consolidated balance sheets for Ascension, excluding debt (see Note 11, Debt), as of June 30, 2018 and December 31, 2017 are (in millions):

	June 30,	December 31,
	2018	2017
Accounts receivable, net - related party	$40.3	$15.4

Accrued service costs, current	$20.3	$23.7
Customer deposits, current	—	—
Refund liabilities, current	0.1	0.5
Deferred revenue (contract liabilities), current	2.9	2.9
Current portion of customer liabilities	$23.3	$27.1

Refund liabilities, non-current	$—	$—
Customer deposits, non-current	—	—
Deferred revenue (contract liabilities), non-current	17.4	11.5
Non-current portion of customer liabilities	$17.4	$11.5
Total customer liabilities	$40.7	$38.6
As part of the transition of Ascension personnel to the Company, the Company has agreed to reimburse Ascension for certain severance and retention costs related to certain Ascension employees who will not be transitioned to the Company in connection with Ascension on-boarding. As of June 30, 2018 and December 31, 2017, the Company had $1.2 million and $0.5 million in accrued compensation and benefits related to these costs, respectively.
As Ascension is the Company's largest customer, a significant percentage of the Company's cost of services is associated with providing services to Ascension. However, due to the nature of the Company's shared services and information technology operations, it is impractical to assign the dollar amount associated with services provided to Ascension.
20. Deferred Contract Costs
Certain costs associated with the initial phases of customer contracts and the related transition of customer hospitals are deferred. These fulfillment costs relate directly to the Company’s responsibilities under the corresponding customer contracts, generate or enhance resources of the Company that will be used in satisfying its performance obligations in the future, and are expected to be recovered through the margins realized. The following table summarizes the breakout of deferred contract costs (in millions):

	June 30, 2018	December 31, 2017
Prepaid expenses and other current assets	$2.3	$1.6
Other assets	15.1	11.6
Total deferred contract costs	$17.4	$13.2

The associated assets are amortized as services are transferred to the customer over the remaining life of the contracts. For the three and six months ended June 30, 2018, total amortization was $0.6 million and $1.0 million, respectively, and there were no associated impairment losses. For the three and six months ended June 30, 2017, total amortization was $0.3 million and $0.4 million, respectively, and there were no associated impairment losses.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

21. Segments and Customer Concentrations
The Company has determined that it has a single operating segment in accordance with how its business activities are managed and evaluated. All of the Company’s significant operations are organized around the single business of providing end-to-end management services of revenue cycle operations for U.S.-based healthcare providers. Accordingly, for purposes of segment disclosures, the Company has only one reporting segment. The Company acquired Intermedix on May 8, 2018 with the intent to integrate Intermedix into the Company's primary service offering consisting of end-to-end RCM. The integration of the operations of Intermedix into the Company's end-to-end RCM operations is on-going as of June 30, 2018.
Ascension has accounted for a significant portion of the Company’s net services revenue each year since the Company’s formation. For the three months ended June 30, 2018 and 2017, net services revenue from Ascension accounted for 68% and 88% of the Company's total net services revenue, respectively. For the six months ended June 30, 2018 and 2017, net services revenue from Ascension accounted for 78% and 88% of the Company's total net services revenue, respectively. The loss of customers within Ascension would have a material adverse impact on the Company’s operations.
As of June 30, 2018 and December 31, 2017, the Company had a concentration of credit risk with Ascension accounting for 50% and 66% of accounts receivable, respectively.
22. Derivative Financial Instruments

Certain of the Company’s subsidiaries are exposed to currency risk through their use of the Company’s global delivery resources. During the first quarter of 2018, to mitigate this risk, the Company began using foreign currency forward contracts to hedge the foreign exchange risk of the forecasted intercompany expenses denominated in foreign currencies in the normal course of business. The Company is actively managing the risk of changes in foreign currency exchange rate through foreign currency forward contracts traded in over-the-counter markets governed by International Swaps and Derivatives Association, Inc. (ISDA) agreements. Derivative transactions are governed by a uniform set of policies and procedures covering areas such as authorization, counterparty exposure and hedging practices. Positions are monitored using techniques such as market value and sensitivity analyses. The Company does not enter into derivative transactions for trading purposes. As of June 30, 2018, the Company’s currency forward contracts have maturities extending no later than December 31, 2018. The Company has designated these derivatives as cash flow hedges. As of June 30, 2018, the Company held no derivatives, or non-derivative hedging instruments, that were designated in fair value or net investment hedges.

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

For a cash flow hedge, the change in fair value of a hedging instrument is recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity (deficit) and is reclassified into cost of services in the consolidated statement of operations during the period in which the hedged transaction impacts earnings. As of June 30, 2018, the Company estimates that $0.5 million of existing losses reported in accumulated other comprehensive income are expected to be reclassified into earnings within the next 12 months. The amounts related to derivatives

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

designated as cash flow hedges that were reclassified into cost of services were a net loss of $0.3 million and $0.4 million during the three and six month period ended June 30, 2018. The Company classifies cash flows from its derivative programs as cash flows from operating activities in the consolidated statements of cash flows.

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
Impact of Derivatives on our Consolidated Financial Statements at Fair Value
As of June 30, 2018 and December 31, 2017, the notional amount of the Company's open foreign currency forward contracts was approximately $13.2 million and $0, respectively.

The effect of derivatives in the Company's consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 are (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Realized gains (losses) recognized in cost of services	$(0.3)	$—	$(0.4)	$—
Unrealized gains (losses) recognized in other comprehensive income	(0.2)	—	(0.5)	—
Net derivative gains (losses)	$(0.5)	$—	$(0.9)	$—

The fair value of the Company's derivatives on its consolidated balance sheets as of June 30, 2018 and December 31, 2017 are (in millions):

	June 30,	December 31,
	2018	2017
Assets
Prepaid expenses and other current assets	$—	$—
Other assets	—	—
Total assets	$—	$—

Liabilities
Other accrued expenses	$0.7	$—
Other non-current liabilities	—	—
Total liabilities	$0.7	$—

Stockholders’ equity (deficit)
Accumulated other comprehensive loss (net of tax of $0.2 million)	$0.6	$—

The Company's ISDA agreements contain credit risk-related contingent features. In the event of certain defaults or changes to the Company's credit profile, counterparties may request early termination and net settlement of certain derivative trades or may require the Company to collateralize derivatives in a net liability position. As of June 30, 2018 and December 31, 2017, the aggregate fair value of the derivative instruments with credit risk-related contingent features in net liability positions was $0.7 million and $0 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

needed to settle the obligations if the credit risk-related contingent features were triggered at the reporting dates. As of June 30, 2018 and December 31, 2017, we had $1.6 million and $0 million in cash collateral on deposit with counterparties for derivative contracts, respectively. The cash collateral on deposit with counterparties is classified as current portion of restricted cash on the consolidated balance sheets. The credit support documents executed in connection with certain of our ISDA agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.

The following table presents amounts relevant to offsetting of the Company's derivative assets and liabilities as of June 30, 2018 and December 31, 2017 (in millions):

	June 30,	December 31,
	2018	2017
Net assets	$—	$—
Net liabilities	(0.7)	—
Total Fair Value	$(0.7)	$—

Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to the Company, and the maximum amount of loss due to credit risk, based on the gross fair value of all of the Company’s derivative financial instruments, was $0 as of June 30, 2018.

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
Our primary service offering consists of end-to-end RCM, which we deploy through an operating partner relationship and a co-managed relationship. Under an operating partner relationship, we provide comprehensive revenue cycle infrastructure to providers, including all revenue cycle personnel, technology and process workflow. Under a co-managed relationship, we leverage our customers’ existing RCM staff and processes, and supplement them with our infused management, subject matter specialists, proprietary technology and other resources. Under the operating partner model, the Company records higher revenue and expenses due to the fact that almost all of the revenue cycle personnel are employees of the Company and more third-party vendor contracts are controlled by the Company. Under the co-managed model, the majority of the revenue cycle personnel and more third-party vendor contracts remain with the customer and those costs are netted against the Company's co-managed revenue. For the six months ended June 30, 2018 and 2017, substantially all of the Company's net operating and incentive fees from end-to-end RCM were generated under the operating partner model.

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

In conjunction with the acquisition of Intermedix, we expanded our service offering to physician groups and Emergency Medical Services (“EMS”) providers. Intermedix provides RCM and Practice Management (“PM”) services to primary care physician groups and hospital-based physicians in a variety of specialties including emergency medicine, hospitals, anesthesia, and others. Intermedix also provides RCM services to emergency-service providers including municipalities, private providers of emergency service as well as hospital-based emergency-services providers.
We operate our business as a single segment configured with our significant operations and offerings organized around the business of providing end-to-end RCM services to U.S.-based hospitals, physicians groups, and other healthcare providers.
Business Update
Ascension
On February 16, 2016, we entered into the A&R MPSA with Ascension for a 10-year term, becoming the exclusive provider of RCM and PAS services to Ascension hospitals that execute supplement agreements with us. We started onboarding the first phase of new hospitals in mid-2016, which was followed by the second phase of new hospitals in mid-2017. We expect the final phase of hospitals to be onboarded by the third quarter of 2018. The A&R MPSA is structured as an operating partner model, whereby a significant number of Ascension’s revenue cycle employees become our employees. As a result, our employee count has increased by over 5,000 employees since mid-2016. The operating partner model also requires the transition of the non-payroll expenses supporting a hospital’s revenue cycle operations to become direct expenses of the Company. New hospitals onboarded, along with direct control of payroll and non-payroll expenses, have been the primary drivers of the growth in our revenue and cost of services in 2017 and in the first half of 2018.

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

On and effective as of June 24, 2018, we and Ascension entered into a Supplement to the A&R MPSA. Pursuant to the Supplement, the Company will provide RCM services for physician groups that receive services from Ascension’s National Revenue Service Center and other groups associated with Ascension hospital systems. Each such physician group will be required to execute an addendum to the Supplement for those physician groups to receive services under the Supplement. Ascension has agreed that the Company may provide services to additional physician groups affiliated with or acquired by Ascension over time. The Supplement also provides for the re-badging of certain centrally-based revenue cycle operations employees who support Ascension’s physician groups. We expect to begin providing services under the Supplement during the fourth quarter of 2018.

On June 24, 2018, we and Ascension entered into an amendment to the A&R MPSA (the “Presence Amendment”) to provide that we will enter into a supplement to the A&R MPSA to provide for RCM services and PAS services for acute care to Presence Health hospitals in accordance with terms set forth in the Presence Amendment. Presence Health is a part of AMITA Health, which is a joint venture of Ascension’s Alexian Brothers

Health System and Adventist Midwest Health, part of Adventist Health System. If we enter into a new master professional services agreement with AMITA Health for end-to-end RCM services in the future, our end-to-end RCM business with Presence will be governed by such new agreement.
Intermountain
On January 23, 2018, we entered into the Intermountain Services Agreement with Intermountain having a ten-year term. Pursuant to the Intermountain Services Agreement, we will provide our RCM service offering to Intermountain hospitals and medical group providers under the operating partner model. In addition, we will provide RCM services to Intermountain’s homecare, hospice and palliative care, durable medical equipment and infusion therapy business. Intermountain has agreed that we may provide services to additional hospitals acquired by Intermountain over time. With certain limited exceptions, we will be the exclusive provider of RCM services for the hospitals, medical group providers, and home health business affiliated with Intermountain. In addition, we entered into the Intermountain Purchase Agreement with Intermountain, pursuant to which we sold to Intermountain, in private placements under the Securities Act, (i) 4,665,594 shares of common stock and (ii) a warrant to acquire up to 1,500,000 shares of Common Stock at an initial exercise price of $6.00 per share, on the terms and subject to the conditions set forth in the Warrant Agreement, for an aggregate purchase price of $20 million.

Intermedix

On May 8. 2018, we completed the Acquisition of Intermedix through the merger of Merger Sub, a wholly-owned indirect subsidiary of the Company, with and into Intermedix, with Intermedix surviving the merger as a wholly-owned indirect subsidiary of the Company. The purchase price for the Acquisition was $460 million, subject to customary adjustments for cash, debt, transaction expenses and normalized working capital. We funded the purchase price for the Acquisition and our associated transaction expenses with a combination of cash on hand and the incurrence of additional indebtedness. Intermedix is one of the largest providers of RCM and PM services to physician groups and EMS providers in the U.S. Intermedix has a diverse customer base of approximately 700 customers and 2,500 employees located in offices within the U.S., Lithuania, the United Kingdom and New Zealand.
CONSOLIDATED RESULTS OF OPERATIONS
The following table provides consolidated operating results and other operating data for the periods indicated:

	Three Months Ended June 30,		2018 vs. 2017 Change		Six Months Ended June 30, 2018		2018 vs. 2017 Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(In millions except percentages)
Consolidated Statement of Operations Data:
Net operating fees	$181.7	$80.1	$101.6	127%	309.3	150.8	$158.5	105%
Incentive fees	9.9	7.1	2.8	39%	17.9	12.7	5.2	41%
Other	16.3	12.2	4.1	34%	28.0	22.8	5.2	23%
Net services revenue	207.9	99.4	108.5	109%	355.2	186.3	168.9	91%
Operating expenses:
Cost of services	189.9	96.4	93.5	97%	328.6	177.3	151.3	85%
Selling, general and administrative	22.5	12.2	10.3	84%	39.5	26.5	13.0	49%
Other	13.2	1.0	12.2	1,220%	15.6	1.2	14.4	1,200%
Total operating expenses	225.6	109.6	116.0	106%	383.7	205.0	178.7	87%
Income (loss) from operations	(17.7)	(10.2)	(7.5)	74%	(28.5)	(18.7)	(9.8)	52%
Net interest (expense) income	(5.8)	—	(5.8)	100%	(5.6)	0.1	(5.7)	(5,700)%
Net income (loss) before income tax provision	(23.5)	(10.2)	(13.3)	130%	(34.1)	(18.6)	(15.5)	83%
Income tax provision (benefit)	(20.6)	(3.5)	(17.1)	489%	(7.9)	(3.6)	(4.3)	119%
Net income (loss)	$(2.9)	$(6.7)	$3.8	(57)%	(26.2)	(15.0)	$(11.2)	75%
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

	Three Months Ended June 30,		2018 vs. 2017 Change		Six Months Ended June 30, 2018		2018 vs. 2017 Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(In millions except percentages)
Net income (loss)	$(2.9)	$(6.7)	3.8	(57)%	$(26.2)	$(15.0)	$(11.2)	75%
Net interest expense (income)	5.8	—	5.8	100%	5.6	(0.1)	5.7	(5,700)%
Income tax provision (benefit)	(20.6)	(3.5)	(17.1)	489%	(7.9)	(3.6)	(4.3)	119%
Depreciation and amortization expense	8.5	3.8	4.7	124%	13.4	7.0	6.4	91%
Share-based compensation expense (1)	5.1	2.2	2.9	132%	9.0	5.8	3.2	55%
Other (2)	13.2	1.0	12.2	1,220%	15.6	1.2	14.4	1,200%
Adjusted EBITDA (non-GAAP)	$9.2	$(3.3)	$12.5	(379)%	$9.5	$(4.7)	$14.2	(302)%

Due to rounding, numbers presented in this table may not add up precisely to the totals provided.

(1)
Share-based compensation expense represents the expense associated with stock options, restricted stock units and restricted stock awards granted, as reflected in our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 13, Share-Based Compensation, to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the detail of the amounts of share-based compensation expense.

(2)	Other costs consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Severance and employee benefits	$1.0	$0.3	$1.0	$0.4
Facility charges	0.2	—	0.2	—
Non-cash share based compensation	—	0.1	—	—
Reorganization-related	1.2	0.4	1.2	0.4
Acquisition related costs (1)	10.3	—	11.9	—
Transitioned employees restructuring expense (2)	1.7	0.6	2.5	0.8
Other	12.0	0.6	14.4	0.8
Total other	$13.2	$1.0	$15.6	$1.2

(1) Costs related to evaluating, pursuing and integrating acquisitions as part of the Company’s inorganic growth strategy. Integration costs include employee time and expenses spent on integration activities, vendor spend and severance and retention amounts associated with integration activities.
(2) As part of the transition of personnel to the Company under certain operating partner model contracts, the Company has agreed to reimburse, or directly pay the affected employees, for certain severance and retention costs related to certain employees who will not be transitioned to the Company, or whose jobs will be relocated after the employee transitions to the Company.
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Revenue
Revenue increased by $108.5 million from $99.4 million for the three months ended June 30, 2017 to $207.9 million for three months ended June 30, 2018. The increase was primarily driven by a $72.1 million increase in net operating fees as a result of hospitals onboarded in the last 12 months. In addition, we realized year-over-year growth of $27.6 million as a result of the Acquisition.

Cost of Services
Cost of services increased by $93.5 million, or 97.0%, from $96.4 million for the three months ended June 30, 2017, to $189.9 million for the three months ended June 30, 2018. The increase was primarily driven by a $64.0 million increase in costs associated with hospitals onboarded in the last 12 months. The Acquisition resulted in an increase in costs of services of $19.9 million. The remaining increase resulted from IT and operational support expenses to support our service delivery infrastructure as a result of new business growth.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $10.3 million, or 84.4%, from $12.2 million for the three months ended June 30, 2017 to $22.5 million for the three months ended June 30, 2018. This increase was primarily driven by by the inclusion of Intermedix and investments in corporate IT infrastructure, sales and marketing, as the Company increased its efforts to pursue new business opportunities, as well as finance and compliance-related spend to support scaling business operations. For the three months ended June 30, 2018, selling, general and administrative expense included $6.3 million in expenses for Intermedix. In addition, stock-based compensation increased by $2.9 million predominantly due to PBRSU grants in the second half of 2017.
Other Costs
Other costs increased by $12.2 million, or 1,220.0%, from $1.0 million, for the three months ended June 30, 2017, to $13.2 million for the three months ended June 30, 2018.  This increase was primarily driven by $10.3 million in acquisition-related expenses as well as an increase in transitioned employees restructuring expense and reorganization-related expenses.
Income Taxes
Income tax benefit increased by $17.1 million from a $3.5 million income tax benefit for the three months ended June 30, 2017 to a $20.6 million income tax benefit for the three months ended June 30, 2018, primarily due to an increase in forecasted pre-tax income attributable to the Acquisition, the geographical distribution of income/(loss), changes related to the Tax Act and share-based compensation. Our effective tax rate was approximately 88% and 34% for the three months ended June 30, 2018 and 2017, respectively. The interim tax accounting guidance requires the use of the estimated Annual Effective Tax Rate (“AETR”) based on a full year of forecasted income and tax expense/(benefit) applied to year to date income/(loss). Our tax rate is also affected by discrete items that may occur in any given year, but are not necessarily consistent from year to year.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Revenue
Revenue increased by $168.9 million from $186.3 million for the six months ended June 30, 2017 to $355.2 million for six months ended June 30, 2018. The increase was primarily driven by a $135.2 million increase in net operating fees as a result of hospitals onboarded in the last 18 months. In addition, we realized year-over-year growth of $27.6 million as a result of the Acquisition.
Cost of Services
Cost of services increased by $151.3 million, or 85.3%, from $177.3 million for the six months ended June 30, 2017, to $328.6 million for the six months ended June 30, 2018. The increase was primarily driven by a $114.4 million increase in costs associated with hospitals onboarded in the last 18 months. The Acquisition resulted in an increase in costs of services of $19.9 million. The remaining increase resulted from IT and operational support expenses to support our service delivery infrastructure as a result of new business growth.
Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $13.0 million, or 49.1%, from $26.5 million for the six months ended June 30, 2017 to $39.5 million for the six months ended June 30, 2018. This increase was primarily driven by the inclusion of Intermedix and increased investments in corporate IT, sales and marketing expenses, as the Company has increased its efforts to pursue new business opportunities, as well as finance and compliance spend to support scaling business operations. For the three months ended June 30, 2018, selling, general and administrative expense included $6.3 million in expenses for Intermedix. In addition, stock-based compensation increased by $3.2 million predominantly due to PBRSU grants in the second half of 2017.
Other Costs
Other costs increased by $14.4 million, or 1,200.0%, from $1.2 million, for the six months ended June 30, 2017, to $15.6 million for the six months ended June 30, 2018.   This increase was primarily driven by $11.9 million in acquisition-related expenses related to the Acquisition as well as an increase in transitioned employees restructuring expense and reorganization-related expenses.
Income Taxes
Income tax benefit increased by $4.3 million from a $3.6 million income tax benefit for the six months ended June 30, 2017 to a $7.9 million income tax benefit for the six months ended June 30, 2018, primarily due to an increase in pretax loss, the geographical distribution of income/(loss), changes related to the Tax Act and share-based compensation. Our effective tax rate was approximately 23% and 19% for the six months ended June 30, 2018 and 2017, respectively. The interim tax accounting guidance requires the use of the estimated AETR based on a full year of forecasted income and tax expense/(benefit) applied to year to date income/(loss). Our tax rate is affected by discrete items that may occur in any given year, but are not necessarily consistent from year to year.
CRITICAL ACCOUNTING POLICIES
Management considers an accounting policy to be critical if the accounting policy requires management to make particularly difficult, subjective or complex judgments about matters that are inherently uncertain. A summary of our critical accounting policies is included in Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Policies and Use of Estimates" of our 2017 Form 10-K. There have been no material changes to the critical accounting policies disclosed in our 2017 Form 10-K.
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
Liquidity and Capital Resources
Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Six Months Ended June 30,
	2018	2017
	(In millions)
Net cash (used in) provided by operating activities	$(21.1)	$(22.9)
Net cash (used in) investing activities	$(480.6)	$(23.2)
Net cash provided by (used in) financing activities	$378.2	$(3.1)

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Operating Activities
Cash used in operating activities improved by $1.8 million, from cash used of $22.9 million for the six months ended June 30, 2017, to cash used of $21.1 million for the six months ended June 30, 2018. Cash used in operating activities is comparable for the periods presented.
Investing Activities
Cash used in investing activities increased by $457.4 million from $23.2 million for the six months ended June 30, 2017, to $480.6 million for the six months ended June 30, 2018. Cash used in investing activities increased primarily due to the use of $463.5 million to pay for the Acquisition. This was partially offset by a decrease in purchases of property, equipment and software due to spending during the six months ended June 30, 2017 related to expanding our India operations.
Financing Activities
Cash provided by financing activities increased by $381.3 million from cash used in financing activities of $3.1 million for the six months ended June 30, 2017 to cash provided by financing activities of $378.2 million for the six months ended June 30, 2018. This change was primarily due to the issuance of the Senior Term Loan and Senior Revolver and the Notes, net of issuance costs, of $359.0 million as well as the investment of $20 million from Intermountain related to the Intermountain Purchase Agreement, partially offset by $0.7 million of issuance costs.
Future Capital Needs
The Company continues to invest capital in order to achieve our strategic initiatives. In conjunction with our acquisition of Intermedix, we entered into the Credit Agreement and Note Purchase Agreement for the $295 million first lien Senior Secured Credit Facility, of which $270 million is Senior Term Loan and $25 million is a Senior Revolver, and $110 million of unsecured, subordinated notes. In addition, we plan to continue to enhance customer service by continuing our investment in technology to enable our systems to more effectively integrate with our customers’ existing technologies in connection with our strategic initiatives. We plan to continue to deploy resources to strengthen our information technology infrastructure in order to drive additional value for our customers. We also expect to continue to invest in our shared services infrastructure and capabilities, and selectively pursue acquisitions and/or strategic relationships that will enable us to broaden or further enhance our offerings.
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
Debt and Financing Arrangements
On May 8, 2018, the Company and certain of its subsidiaries entered into (1) the Credit Agreement for the Senior Secured Credit Facilities, consisting of a $270.0 million Senior Term Loan and a $25.0 million Senior Revolver; and (2) the Note Purchase Agreement consisting of the issuance and sale of $110.0 million aggregate principal amount of subordinated notes due 2026. On the closing date, we used the proceeds, together with cash on hand, to fund the purchase price for the Acquisition and to pay certain fees and expenses incurred in connection with the Credit Agreement and Note Purchase Agreement.

Senior Secured Credit Facilities
The Senior Term Loan has a seven-year maturity and the Senior Revolver has a five-year maturity. The Credit Agreement provides that we may make one or more offers to the lenders, and consummate transactions with individual lenders that accept the terms contained in such offers, to extend the maturity date of the lender’s term loans and/or revolving commitments, subject to certain conditions, and any extended term loans or revolving commitments will constitute a separate class of term loans or revolving commitments. All of our obligations under the Senior Secured Credit Facilities are guaranteed by the subsidiary guarantors named therein (the “Subsidiary Guarantors”), and, subject to certain exceptions, the obligations under the Senior Secured Credit Facilities are secured by a pledge of 100% of the capital stock of certain domestic subsidiaries owned by the Company and a security interest in substantially all of our tangible and intangible assets and the tangible and intangible assets of each Subsidiary Guarantor.
The Senior Revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swing loans.” Any issuance of letters of credit or making of a swing loan will reduce the amount available under the revolving credit facility. As of June 30, 2018, we had no borrowings and no letters of credit under the Senior Revolver.
At our option, we may add one or more new term loan facilities or increase the commitments under the Senior Revolver (collectively, the “Incremental Borrowings”) in an aggregate amount of up to $25.0 million plus any additional amounts so long as certain conditions, including a consolidated first lien leverage ratio (as defined in the Credit Agreement) of not more than 3.75 to 1.00 (on a pari passu basis) or 5.50 to 1.00 (on a junior basis), in each case on a pro forma basis, are satisfied plus the amount of certain voluntary prepayments of Senior Term Loans.
Borrowings under the Senior Secured Credit Facilities bear interest, at our option, at: (i) an ABR rate equal to the greater of (a) the prime rate of Bank of America, N.A., (b) the federal funds rate plus 0.5% per annum, and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus 4.25% (provided that the Eurodollar rate applicable to the Term Loan Facility shall not be less than 0.00% per annum); or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the Term Loan Facility shall not be less than 0.00% per annum), plus 5.25%. The interest rate as of June 30, 2018 was 7.62%. We are also required to pay an unused commitment fee to the lenders under the Senior Revolver at a rate of 0.50% of the average daily unutilized commitments thereunder if the first lien net leverage ratio is greater than 2.00 to 1.00, or at a rate of 0.375% at any other time. We must also pay customary letter of credit fees, including a fronting fee as well as administration fees.
The Credit Agreement requires us to make mandatory prepayments, subject to certain exceptions, with: (i) beginning with fiscal year 2019, 75% (which percentage will be reduced upon the achievement of certain first lien net leverage ratios) of our annual excess cash flow; (ii) 100% of net cash proceeds of all non-ordinary course assets sales or other dispositions of property or casualty events, subject to certain exceptions and thresholds; and (iii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the Credit Agreement. We are required to repay the Senior Term Loan portion of the Senior Secured Credit Facilities in quarterly principal installments of 0.25% of the principal amount commencing on September 30, 2018, with the balance payable at maturity. If, on or prior to May 8, 2019, we prepay or reprice any portion of the Senior Term Loan, we will be required to pay a prepayment premium of 1% of the loans being prepaid or repriced.
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
The Credit Agreement also contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase the Company’s capital stock; (vi) make investments, loans or advances; (vii) repay certain junior indebtedness; (viii) engage in certain transactions with affiliates; (ix) enter into sale and leaseback transactions; (x) amend material agreements governing certain of the Company’s junior indebtedness; (xi) change our lines of business; (xii) make certain acquisitions; and (xiii) limitations on the letter of credit cash collateral account. The Credit Agreement contains customary affirmative covenants and events of default. We were incompliance with all of the covenants in the Credit Agreement as of June 30, 2018.
Note Purchase Agreement
The Notes issued pursuant to the Note Purchase Agreement each have an eight-year maturity, as may be extended in accordance with the Notes from time to time. All of our obligations under the Note Purchase Agreement are guaranteed by the Subsidiary Guarantors.
As of June 30, 2018, $105.0 million of the Notes were due to related parties. For the three and six months ended June 30, 2018, $2.2 million of interest was paid or payable to related parties.
The Notes bear interest at 14.0% per annum, increasing by 1.0% per annum on May 8, 2021, and by an additional 1.0% per annum on each subsequent anniversary until the Notes are repaid in full. Interest is payable quarterly in cash; provided, that, subject to the subordination agreement, (i) for any fiscal quarters ending on or prior to May 8, 2019, at our election, up to 75% of the interest payments will be payable in kind and the remaining amount of such interest payment will be payable quarterly in cash; (ii) for any fiscal quarters ending after May 8, 2019 and on or prior to May 8, 2020, at our election, up to 50% of the interest payments will be payable in kind and the remaining amount of such interest payment will be payable quarterly in cash; and (iii) for any subsequent fiscal quarters, at our election, up to 25% of the interest payments will be payable in kind and the remaining amount of such interest payment will be payable quarterly in cash.
The Note Purchase Agreement does not require any mandatory prepayments. Any voluntary prepayment of the obligations pursuant to the Note Purchase Agreement (other than in connection with a change of control) shall be subject to a prepayment premium of (a) if such prepayment is made before May 8, 2019, 3.0% of the principal amount of the obligations prepaid, (b) if such prepayment is made on or after May 8, 2019 but prior to May 8, 2020, 2.0% of the principal amount of the obligations prepaid, (c) if such prepayment is made on or after May 8, 2020 but prior to May 8, 2021, 1.0% of the principal amount of the obligations prepaid, and (d) if such prepayment is made on or after May 8, 2021, 0.0% of the principal amount of the obligations prepaid.
The Note Purchase Agreement also contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of its subsidiaries to: (i) create liens on assets; (ii) engage in mergers or consolidations or sell all or substantially all of their respective assets; and (iii) pay dividends and distributions or repurchase the Company’s capital stock. The Note Purchase Agreement contains customary affirmative covenants and events of default. We were in compliance with all of the covenants in the Note Purchase Agreement as of June 30, 2018.

CONTRACTUAL OBLIGATIONS

The following table presents a summary of our contractual obligations as of June 30, 2018 (in millions):

	2018	2019	2020	2021	2022	2023	Thereafter	Total
Operating Leases (1)	$6.3	$11.3	$11.3	$10.8	$7.6	$6.6	$24.3	$78.2
Purchase and Capital Lease Obligations (2)	$—	$5.7	$5.7	$1.5	$—	$—	$—	$12.9
Debt obligations	$1.4	$2.7	$2.7	$2.7	$2.7	$2.7	$365.1	$380.0
Interest on debt	$18.2	$36.2	$36.0	$36.5	$37.4	$38.2	$73.8	$276.3
Total	$25.9	$55.9	$55.7	$51.5	$47.7	$47.5	$463.2	$747.4

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
Interest Rate Sensitivity. Our results of operations and cash flows are subject to fluctuations due to changes in interest rates due to our debt and banking arrangements, which can result in fluctuations in our interest income and expense. As of June 30, 2018, we do not utilize hedging relationships to manage interest rate fluctuations.
As of June 30, 2018, approximately $270 million aggregate principal amount of our debt bears interest at floating rates. Assuming the current level of borrowings, a one percentage point increase or decrease in interest rates would increase or decrease our annual interest expense by approximately $2.7 million.
Our interest income is primarily generated from variable rate interest earned on operating cash accounts.
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee and the Euro because a portion of our operating expenses are incurred by our subsidiaries in India and Lithuania, and are denominated in Indian rupees and Euros, respectively. We do not generate significant revenues outside of the United States. For the six months ended June 30, 2018 and 2017, 6% and 16% of our expenses were denominated in foreign currencies, respectively. As of June 30, 2018 and 2017, we had net assets of $34.7 million and $19.5 million in foreign entities, respectively. The reduction in earnings from a 10% change in foreign currency spot rates would be $2.7 million and $1.9 million at June 30, 2018 and 2017, respectively.
Starting in January 2018, we have hedge positions that are designated cash flow hedges of certain intercompany charges which have maturities not exceeding one year and are intended to partially offset the impact of foreign currency movements on future costs relating to our global delivery resources. For additional information, see Note 22, Derivative Financial Instruments to our Consolidated Financial Statements under Item I, Consolidated Financial Statements. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties.

For designated cash flow hedges, gains and losses currently recorded in accumulated other comprehensive loss will be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as cost of services. As of June 30, 2018, it was anticipated that approximately $0.6 million of net losses, net of tax, currently recorded in accumulated other comprehensive loss will be reclassified into cost of services within the next 12 months.

We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $1.3 million as of June 30, 2018.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

Other than as described below, we are presently not a party to any material litigation or regulatory proceeding and are not aware of any pending or threatened litigation or regulatory proceeding against us which, individually or in the aggregate, could have a material adverse effect on our business, operating results, financial condition or cash flows.

In May 2016, we were served with a False Claims Act case brought by a former emergency department service associate who worked at a hospital of one of the Company’s customers, MedStar Inc.’s Washington Hospital Center (“WHC”), along with WHC and three other hospitals that were PAS clients and a place holder, John Doe hospital, representing all PAS clients (U.S. ex rel. Graziosi vs. Accretive Health, Inc. et. al.), and seeking money damages, False Claims Act penalties and plaintiff’s attorneys’ fees.  The Second Amended Complaint alleges that the Company’s PAS business violates the federal False Claims Act. The case was originally filed under seal in 2013 in the federal district court in Chicago, was presented to the U.S. Attorney in Chicago twice, and the U.S. Attorneys declined to intervene. We filed a motion to dismiss the Second Amended Complaint on July 29, 2016. On March 22, 2017, the district court dismissed all claims against all hospital defendants other than Medstar Inc.’s WHC, and dismissed all claims related to TriCare-related episodes of care. Plaintiff filed a Third Amended Complaint, seeking to add back claims related to other PAS clients in January 2018, and we moved to discuss all such claims related to any hospital other than WHC. That motion has been fully briefed. We believe that we have meritorious defenses to all claims in the case and intend to vigorously defend the Company against these claims. The outcome is not presently determinable.

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
Unregistered Sale of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated (in millions, except share and per share data):

Period	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (in millions) (2)
April 1, 2018 through April 30, 2018	88,971	$7.14	—	$49.0
May 1, 2018 through May 31, 2018	43,029	$7.90	—	$49.0
June 1, 2018 through June 30, 2018	2,898	$8.24	—	$49.0

(1)
Includes strategic repurchases and repurchases of our stock related to employees’ tax withholding upon vesting of restricted stock. See Note 13, Share-Based Compensation, to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
10.1
Credit Agreement, dated as of May 8, 2018, by and among the Registrant, the other parties party thereto as Credit Parties (as defined therein), Bank of America, N.A., as administrative agent and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (file No. 001-34746) filed on May 8, 2018)

10.2
Subordinated Note Purchase Agreement, dated as of May 8, 2018, by and among the Registrant, the other parties party thereto as Subsidiary Guarantors (as defined therein), TI IV ACHI Holdings, LP, Ascension Health Alliance and the other purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (file No. 001-34746) filed on May, 8, 2018)

10.3*
Form of Grant of Performance Based Restricted Stock Unit Awards - 2018 Form pursuant to the Second Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (file No. 001-34746) filed on May 31, 2018)

10.4+	Addendum No. 2 to Amended and Restated Services Agreement between the Registrant and IHC Health Services, Inc. dated as of June 18, 2018
10.5+	Supplement 26 to Amended and Restated Master Professional Services Agreement between the Registrant and Ascension Health dated as of June 24, 2018
10.6+	Amendment No. 2 to Amended and Restated Master Professional Services Agreement between the Registrant and Ascension Health dated as of June 24, 2018
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Document
101.PRE	XBRL Presentation Linkbase Document
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
Date: August 9, 2018