Form 10-Q
period 2018-09-30
R1 RCM INC.
filed 2018-11-07
CIK 1472595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of November 5, 2018, the registrant had 110,236,172 shares of common stock, par value $0.01 per share, outstanding.

R1 RCM Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

R1 RCM Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	(Unaudited)
	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$52.4	$164.9
Current portion of restricted cash equivalents	1.8	—
Accounts receivable, net	40.2	8.2
Accounts receivable, net - related party	29.2	15.4
Prepaid expenses and other current assets	35.5	13.8
Total current assets	159.1	202.3
Property, equipment and software, net	94.1	48.3
Intangible assets, net	182.9	—
Goodwill	256.3	—
Non-current deferred tax assets	53.4	70.5
Non-current portion of restricted cash equivalents	0.5	1.5
Other assets	21.3	13.4
Total assets	$767.6	$336.0
Liabilities
Current liabilities:
Accounts payable	$7.8	$7.2
Current portion of customer liabilities	12.5	1.1
Current portion of customer liabilities - related party	23.8	27.1
Accrued compensation and benefits	60.2	37.8
Current portion of long-term debt	3.4	—
Interest payable	6.9	—
Other accrued expenses	35.3	16.7
Total current liabilities	149.9	89.9
Non-current portion of customer liabilities - related party	18.0	11.5
Long-term debt	255.3	—
Long-term debt - related party	100.8	—
Other non-current liabilities	30.1	11.9
Total liabilities	554.1	113.3

8.00% Series A convertible preferred stock, par value $0.01, 370,000 shares authorized, 241,405 shares issued and outstanding as of September 30, 2018 (aggregate liquidation value of $246.2); 370,000 shares authorized, 227,483 shares issued and outstanding as of December 31, 2017 (aggregate liquidation value of $232.0)	203.5	189.3
Stockholders’ equity (deficit)
Common stock, $0.01 par value, 500,000,000 shares authorized, 123,031,938 shares issued and 110,231,689 shares outstanding at September 30, 2018; 116,650,388 shares issued and 104,409,961 shares outstanding at December 31, 2017	1.2	1.2
Additional paid-in capital	360.6	337.9
Accumulated deficit	(284.1)	(244.5)
Accumulated other comprehensive loss	(5.2)	(1.6)
Treasury stock, at cost, 12,800,249 shares as of September 30, 2018; 12,240,427 shares as of December 31, 2017	(62.5)	(59.6)
Total stockholders’ equity (deficit)	10.0	33.4
Total liabilities and stockholders’ equity (deficit)	$767.6	$336.0
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(In millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net services revenue ($155.3 million and $433.4 million for the three and nine months ended September 30, 2018, respectively, and $112.2 million and $275.3 million for the three and nine months ended September 30, 2017, respectively, from related party)	$250.4	$123.2	$605.6	$309.5
Operating expenses:
Cost of services	219.3	111.8	547.9	289.1
Selling, general and administrative	29.6	15.1	69.1	41.6
Other	7.3	1.4	22.9	2.6
Total operating expenses	256.2	128.3	639.9	333.3
Income (loss) from operations	(5.8)	(5.1)	(34.3)	(23.8)
Net interest (expense) income	(10.0)	—	(15.6)	0.1
Income (loss) before income tax provision (benefit)	(15.8)	(5.1)	(49.9)	(23.7)
Income tax provision (benefit)	(2.4)	(1.5)	(10.3)	(5.1)
Net income (loss)	$(13.4)	$(3.6)	$(39.6)	$(18.6)
Net income (loss) per common share:
Basic	$(0.17)	$(0.08)	$(0.50)	$(0.31)
Diluted	$(0.17)	$(0.08)	$(0.50)	$(0.31)
Weighted average shares used in calculating net income (loss) per common share:
Basic	109,089,507	102,225,422	107,921,457	102,022,129
Diluted	109,089,507	102,225,422	107,921,457	102,022,129
Consolidated statements of comprehensive income (loss)
Net income (loss)	(13.4)	(3.6)	(39.6)	(18.6)
Other comprehensive income (loss):
Net change on derivatives designated as cash flow hedges, net of tax	0.4	—	(0.2)	—
Foreign currency translation adjustments	(1.5)	(0.2)	(3.4)	0.6
Comprehensive income (loss)	$(14.5)	$(3.8)	$(43.2)	$(18.0)

Reconciliation of net income (loss) to income (loss) available to common shareholders:
Basic:
Net income (loss)	$(13.4)	$(3.6)	$(39.6)	$(18.6)
Less dividends on preferred shares	(4.8)	(4.4)	(14.2)	(13.1)
Net income (loss) available/allocated to common shareholders - basic	$(18.2)	$(8.0)	$(53.8)	$(31.7)
Diluted:
Net income (loss)	$(13.4)	$(3.6)	$(39.6)	$(18.6)
Less dividends on preferred shares	(4.8)	(4.4)	(14.2)	(13.1)
Net income (loss) available/allocated to common shareholders - diluted	$(18.2)	$(8.0)	$(53.8)	$(31.7)
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)
(In millions, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated other comprehensive (loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	116,650,388	$1.2	(12,240,427)	$(59.6)	$337.9	$(244.5)	$(1.6)	$33.4
Share-based compensation expense	—	—	—	—	12.8	—	—	12.8
Reclassification of equity award	—	—	—	—	1.3	—	—	1.3
Issuance of common stock related to share-based compensation plans	300,096	—	—	—	—	—	—	—
Issuance of common stock and stock warrants	4,665,594	—	—	—	19.2	—	—	19.2
Exercise of vested stock options	1,415,860	—	—	—	3.6	—	—	3.6
Dividends paid/accrued dividends	—	—	—	—	(14.2)	—	—	(14.2)
Acquisition of treasury stock related to equity award plans	—	—	(498,392)	(2.9)	—	—	—	(2.9)
Forfeitures	—	—	(61,430)	—	—	—	—	—
Net change on derivatives designated as cash flow hedges, net of tax of $0.1	—	—	—	—	—	—	(0.2)	(0.2)
Foreign currency translation adjustments	—	—	—	—	—	—	(3.4)	(3.4)
Net (loss) income	—	—	—	—	—	(39.6)	—	(39.6)
Balance at September 30, 2018	123,031,938	$1.2	(12,800,249)	$(62.5)	$360.6	$(284.1)	$(5.2)	$10.0
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net income (loss)	$(39.6)	$(18.6)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	27.6	11.5
Amortization of debt issuance costs	0.9	—
Share-based compensation	13.8	8.2
Loss on disposal	0.8	0.2
Provision for doubtful receivables	0.5	0.1
Deferred income taxes	(12.7)	(5.6)
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	(10.8)	(15.4)
Prepaid expenses and other assets	(18.0)	(3.7)
Accounts payable	(6.0)	0.3
Accrued compensation and benefits	15.2	4.3
Other liabilities	16.3	(0.3)
Customer liabilities and customer liabilities - related party	6.0	14.7
Net cash used in operating activities	(6.0)	(4.3)
Investing activities
Purchases of property, equipment, and software	(20.1)	(30.1)
Acquisition of Intermedix, net of cash acquired	(462.8)	—
Net cash used in investing activities	(482.9)	(30.1)
Financing activities
Issuance of senior secured debt, net of discount and issuance costs	253.1	—
Issuance of subordinated notes, net of discount and issuance costs	105.5	—
Payment of debt issuance costs related to the Senior Revolver	(0.4)	—
Issuance of common stock and stock warrants, net of issuance costs	19.2	—
Exercise of vested stock options	3.6	—
Purchase of treasury stock	—	(2.0)
Shares withheld for taxes	(2.9)	(2.4)
Net cash provided (used in) by financing activities	378.1	(4.4)
Effect of exchange rate changes in cash, cash equivalents and restricted cash	(0.9)	0.4
Net decrease in cash, cash equivalents and restricted cash	(111.7)	(38.4)
Cash, cash equivalents and restricted cash, at beginning of period	166.4	182.7
Cash, cash equivalents and restricted cash, at end of period	$54.7	$144.3
Supplemental disclosures of cash flow information
Accrued dividends payable to preferred stockholders	$4.8	$4.5
Accrued and other liabilities related to purchases of property, equipment and software	$21.7	$2.6
Accounts payable related to purchases of property, equipment and software	$0.6	$0.6
Interest paid	$7.5	$—
Income taxes paid	$(2.5)	$(1.1)
Income taxes refunded	$0.4	$3.4

See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

1. Business Description and Basis of Presentation
Business Description
R1 RCM Inc. (the "Company") is a leading provider of revenue cycle management ("RCM") services to healthcare providers. The Company helps healthcare providers generate sustainable improvements in their operating margins and cash flows while also enhancing patient, physician, and staff satisfaction for its customers. The Company does so by deploying a unique operating model that leverages its extensive healthcare site experience, innovative technology, and process excellence.

The Company's primary service offering consists of end-to-end RCM, which encompasses patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation, and collections. The Company deploys its RCM services through an operating partner relationship or a co-managed relationship. Under an operating partner relationship, the Company provides comprehensive revenue cycle infrastructure to providers, including all revenue cycle personnel, technology, and process workflow. Under a co-managed relationship, the Company leverages its customers’ existing RCM staff and processes, and supplements them with the Company's infused management, subject matter specialists, proprietary technology and other resources. The Company also offers modular services, allowing customers to engage the Company for only specific components of its end-to-end RCM service offering. The Company's physician advisory services ("PAS") offering complements the Company's RCM offering by strengthening customer’s compliance with certain third-party payer requirements and limiting denials of claims. For example, the Company's PAS offering helps customers determine whether to classify a hospital visit as an in-patient or an out-patient observation case for billing purposes.

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
On and effective as of June 24, 2018, the Company and Ascension entered into a Supplement (the “Supplement”) to the A&R MPSA. Pursuant to the Supplement, the Company will provide RCM services for physician groups that receive services from Ascension’s National Revenue Service Center and other groups associated with Ascension hospital systems. Each such physician group will be required to execute an addendum to the Supplement for those physician groups to receive services under the Supplement. Ascension has agreed that the Company may provide services to additional physician groups affiliated with or acquired by Ascension over time. The Supplement also provides for the re-badging of certain centrally-based revenue cycle operations employees who support Ascension’s physician groups. The Company began providing services under the Supplement during the fourth quarter of 2018.

On June 24, 2018, the Company and Ascension entered into an amendment to the A&R MPSA (the “Presence Amendment”) to provide that the Company will enter into a supplement to the A&R MPSA to provide for RCM services and PAS services for acute care to Presence Health hospitals in accordance with terms set forth in the Presence Amendment. Presence Health is a part of AMITA Health, which is a joint venture of Ascension’s Alexian Brothers Health System and Adventist Midwest Health, part of Adventist Health System. The Presence Amendment provided that if the Company enters into a new master professional services agreement with AMITA Health for end-to-end RCM services in the future, the end-to-end RCM business with Presence will be governed by such new agreement. On and effective as of November 1, 2018, the Company and AMITA Health entered into a new master professional services agreement for end-to-end RCM and PAS services to AMITA Health hospitals and affiliated

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

physician groups. Accordingly, Presence Health is now included in the scope of the Company's agreement with AMITA Health.
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

Intermedix

On May 8, 2018, the Company completed the acquisition of Intermedix Holdings, Inc. ("Intermedix") through the merger of Project Links Merger Sub, Inc. (“Merger Sub”), a wholly-owned indirect subsidiary of the Company, with and into Intermedix, with Intermedix surviving the merger as a wholly-owned indirect subsidiary of the Company (the “Acquisition”). The purchase price for the Acquisition was $460 million, subject to customary adjustments for cash, debt, transaction expenses, and normalized working capital. The Company funded the purchase price for the Acquisition and the Company’s associated transaction expenses with a combination of cash on hand and the incurrence of additional indebtedness. Intermedix is one of the largest providers of RCM and practice management ("PM") services to physician groups and emergency medical service ("EMS") providers in the United States ("U.S."). Intermedix has a diverse customer base of approximately 700 customers and 2,200 employees located in offices within the U.S., Lithuania, the United Kingdom, and New Zealand. Refer to Note 4, Acquisition, and Note 11, Debt, for further discussion on the Intermedix acquisition and related financing.
Basis of Presentation
The accompanying unaudited consolidated financial statements reflect the Company's financial position as of September 30, 2018, the results of operations of the Company for the three and nine months ended September 30, 2018 and 2017, and the cash flows of the Company for the nine months ended September 30, 2018 and 2017. These financial statements include the accounts of R1 RCM Inc. and its wholly owned subsidiaries. All material intercompany amounts have been eliminated in consolidation. These financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial reporting and as required by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information, have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2018.
When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements. Actual results could differ from those estimates. For a more complete discussion of the Company’s significant accounting policies and other information, the unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 10-K").

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

In conjunction with the Acquisition, the Company has internally restricted cash. The Company defines internally restricted cash as cash that is collected on behalf of certain customers that is not available for immediate or general business usage. In accordance with contractual arrangements, this cash is remitted to customers, generally within 60 days of receipt. As of September 30, 2018, internally restricted cash of $6.9 million is included within cash and cash equivalents on the Company's Consolidated Balance Sheets. Amounts that will be remitted to customers are included as collections payable to clients within the current portion of customer liabilities in the Company's Consolidated Balance Sheets.
2. Recent Accounting Pronouncements

Recently Issued Accounting Standards and Disclosures

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"), which supersedes existing guidance on accounting for leases in Topic 840, Leases. ASU 2016-02 generally requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The Company plans on adopting ASU 2016-02 on January 1, 2019 using the modified retrospective transition method, upon adoption through a cumulative-effect adjustment, without restating prior period comparative financial statements. The Company expects to elect the package of practical expedients upon transition that will retain the lease classification and initial directs costs for any leases that exist prior to adoption of the standard. The Company is currently implementing lease accounting software and plans on updating processes and accounting policies, and enhancing internal controls. The Company is still evaluating the effect that implementation of this standard will have on the Company’s consolidated results of operations, cash flows, financial position, and related disclosures.

On January 1, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"), using a retrospective transition method. ASU 2016-18 is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the Consolidated Statement of Cash Flows. ASU 2016-18 requires that the Consolidated Statement of Cash Flows explain the change in total cash and cash equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. Upon adoption of ASU 2016-18, restricted cash equivalents of $1.5 million as of December 31, 2017, September 30, 2017, and January 1, 2017 were reclassified to be included within the reconciliation of beginning and ending cash and restricted cash equivalents on the Company's Consolidated Statements of Cash Flows. Restricted cash equivalents of $2.3 million are included in the ending cash balance on the Company's Consolidated Statement of Cash Flows as of September 30, 2018.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other (“ASC 350”). As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

reporting unit. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, including any interim impairment tests within those annual periods, with early application permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. In June 2018, the Company elected to early adopt ASU 2017-04. The adoption had no impact on the Company's consolidated financial statements.
3. Fair Value of Financial Instruments
The Company records its financial assets and liabilities at fair value. The accounting standard for fair value (i) defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date, (ii) establishes a framework for measuring fair value, (iii) establishes a hierarchy of fair value measurements based upon the ability to observe inputs used to value assets and liabilities, (iv) requires consideration of nonperformance risk, and (v) requires disclosures about the methods used to measure fair value. The accounting standard establishes a three-level hierarchy of measurements based upon the reliability of observable and unobservable inputs used to arrive at fair value. Observable inputs are independent market data, while unobservable inputs reflect the Company’s assumptions about valuation. The three levels of the hierarchy are defined as follows:

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
The carrying amounts of the Company’s financial instruments, which include financial assets such as cash and cash equivalents, restricted cash equivalents, accounts receivable, net, and certain other current assets, as well as financial liabilities such as accounts payable, accrued service costs, accrued compensation and benefits and certain other accrued expenses approximate their fair values, due to the short-term nature of these instruments. The Company believes the carrying value of debt approximates fair value based on the borrowing rates of the debt compared to current market conditions. Other than the Company's derivative financial instruments, the Company does not have any financial assets or liabilities that are required to be measured at fair value on a recurring basis. See Note 22, Derivative Financial Instruments, for a discussion of the fair value of the Company's forward currency derivative contracts.
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

The purchase price for the Acquisition was $460 million, subject to customary adjustments for cash, debt, transaction expenses, and normalized working capital. The Company funded the purchase price for the Acquisition and the Company’s associated transaction expenses with a combination of cash on hand and the incurrence of additional indebtedness through a term loan and subordinated debt (see Note 11, Debt). The purchase price has been provisionally allocated, on a preliminary basis, to assets acquired and liabilities assumed based on their preliminary estimated fair values as of the completion of the Acquisition.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

The Company is continuing its review of the fair value estimate of assets acquired and liabilities assumed during the measurement period, which will conclude as soon as the Company receives the information about facts and circumstances that existed as of the acquisition date or learns that more information is not available. This measurement period will not exceed one year from the acquisition date. At the effective date of the Acquisition, the assets acquired and liabilities assumed are generally required to be measured at fair value.

Given the timing of the Acquisition, the fair value estimate of assets acquired and liabilities assumed are pending completion of multiple elements, including gathering further information about the identification and completeness of all assets and liabilities acquired, the finalization of an independent appraisal and valuations of fair value of the assets acquired and liabilities assumed, and final review by the Company's management. Accordingly, management considers the balances shown in the following table to be preliminary. Some of the more significant amounts that are not yet finalized relate to the fair value of property, equipment and software, intangible assets, operating leases or commitments, contingent liabilities, and income and non-income related taxes. Accordingly, there could be material adjustments to the consolidated financial statements, including changes to depreciation and amortization expense related to the valuation of property, equipment and software, and intangible assets acquired and the respective useful lives for those assets among other adjustments.

The final determination of the assets acquired and liabilities assumed will be based on the established fair value of the assets acquired and the liabilities assumed as of the acquisition date. The excess of the purchase price over the fair value of net assets acquired is allocated to goodwill. The final determination of the purchase price, fair values, and resulting goodwill may differ significantly from what is reflected in these consolidated financial statements.

The preliminary fair value of assets acquired and liabilities assumed is (in millions):

Purchase Price Allocation
Total purchase consideration	$469.2

Allocation of consideration to assets acquired and liabilities assumed:
Cash, cash equivalents, and restricted cash	$6.4
Accounts receivable, net	35.5
Prepaid expenses and other current assets	11.6
Property, equipment and software, net	28.3
Intangible assets, net	189.6
Goodwill	256.3
Other assets	0.3
Accounts payable	(6.4)
Current portion of customer liabilities	(8.6)
Accrued compensation and benefits	(7.7)
Other accrued expenses	(6.3)
Deferred income tax liabilities	(29.8)
Net assets acquired	$469.2

The fair value of accounts receivables acquired is $35.5 million, with the gross contractual amount being $37.5 million. The Company expects $2.0 million to be uncollectible.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

The goodwill recognized is primarily attributable to synergies that are expected to be achieved from the integration of Intermedix. None of the goodwill is expected to be deductible for income tax purposes. As of September 30, 2018, there were no impairment changes in the recognized amounts of goodwill resulting from the acquisition of Intermedix.

Included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 are net sales of $46.1 million and $73.6 million, respectively, and a loss before income taxes of $1.9 million and $3.7 million, respectively, related to the operations of Intermedix since the acquisition date of May 8, 2018.

The Company retained Bank of America to provide both advisory and financing services related to the Acquisition. The amount of debt issuance costs paid to Bank of America was $4.1 million.

Measurement period adjustments

The Company had various measurement period adjustments due to updated valuation reports and additional knowledge gained since the acquisition. The significant adjustments included a reduction to intangible assets and property, equipment and software of $12 million and $2.5 million, respectively, related to updated assumptions and information included in the valuations, a corresponding reduction to the deferred tax liability of $3.7 million, and an offset of these changes to goodwill. In conjunction with the adjustments, the Company adjusted depreciation and amortization expense in the quarter ended September 30, 2018. Had the adjustments occurred at the acquisition date, depreciation and amortization expense in the quarter ended June 30, 2018 would have been $0.2 million higher, and in the quarter ended September 30, 2018, $0.2 million lower.

Pro Forma Results

The following table summarizes, on a pro forma basis, the combined results of the Company as though the Acquisition had occurred as of January 1, 2017. These pro forma results are not necessarily indicative of either the actual consolidated results had the Intermedix Acquisition occurred as of January 1, 2017 or of the future consolidated operating results. Pro forma results are (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net services revenue	$250.3	$178.8	$675.8	$461.3
Net income (loss)	$(12.8)	$(6.4)	$(40.6)	$(38.5)

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

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

Company resources assigned to each customer, and the status of any ongoing operations with each applicable customer.

Movements in the allowance for doubtful accounts are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	$597	$151	$363	$66
Provision (recoveries)	309	(6)	546	85
Write-offs	—	—	(3)	(6)
Ending balance	$906	$145	$906	$145
6. Property, Equipment and Software
Property, equipment and software consist of the following (in millions):

	September 30, 2018	December 31, 2017
Buildings and land	$4.6	$—
Computer and other equipment	42.7	28.7
Leasehold improvements	27.2	22.3
Software	84.3	44.5
Office furniture	10.0	7.4
Property, equipment and software, gross	168.8	102.9
Less accumulated depreciation and amortization	(74.7)	(54.6)
Property, equipment and software, net	$94.1	$48.3
During the nine months ended September 30, 2018, the Company capitalized $23.6 million of computer equipment and software related to a capital lease and financing, of which $8.0 million and $10.4 million are recorded in other accrued expenses and other non-current liabilities, respectively.
The following table summarizes the allocation of depreciation and amortization expense between cost of services and selling, general and administrative expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of services	$7.7	$4.0	$17.5	$10.4
Selling, general and administrative	2.0	0.5	3.4	1.1
Total depreciation and amortization	$9.7	$4.5	$20.9	$11.5
7. Intangible Assets

In conjunction with the Acquisition of Intermedix, the Company acquired certain intangible assets. Prior to the Acquisition of Intermedix on May 8, 2018, the Company did not have any intangible assets. As discussed in Note 4, Acquisition, the amounts and estimated useful lives are preliminary. The following table provides the gross

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

carrying value and accumulated amortization for each major class of intangible asset at September 30, 2018 (in millions, except weighted average useful life):

		September 30, 2018
	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	17 years	$155.0	$(3.6)	$151.4
Tradename	1 year	1.0	(0.7)	0.3
Technology	6 years	30.4	(2.0)	28.4
Non-competition agreements	3 years	0.9	(0.1)	0.8
Favorable leasehold interests	Life of lease	2.3	(0.3)	2.0
Total intangible assets		$189.6	$(6.7)	$182.9

A preliminary fair value of the identifiable intangible assets was derived, utilizing the following valuation methodology:

Valuation Methodology
Customer relationships	Income approach to derive the present value of future cash flows from customer relationship.
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

Intangible asset amortization expense was $4.5 million and $6.7 million for the three and nine months ended September 30, 2018, respectively, and $0.0 million for the three and nine months ended September 30, 2017.

Estimated annual amortization expense related to intangible assets with definite lives as of September 30, 2018 is as follows (in millions):

Remainder of 2018	$4.2
2019	14.8
2020	14.7
2021	14.5
2022	14.4
Thereafter	120.3
Total	$182.9

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

8. Goodwill

In conjunction with the Acquisition, the Company recorded goodwill. ASC 350, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. In the first nine months of 2018, there were no events or circumstances that would have required an interim impairment test. Annually, during the fourth quarter, goodwill and other acquired intangible assets with indefinite lives are tested for impairment.

Changes in the carrying amount of goodwill for the nine months ended September 30, 2018 were (in millions):

Goodwill
Balance as of December 31, 2017	$—
Acquisitions	256.3
Balance as of September 30, 2018	$256.3

9. Revenue Recognition
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

Nature of Goods and Services

The Company's primary source of revenue is its end-to-end RCM services fees. The Company also generates revenue through its physician group and EMS providers RCM services, as well as modular RCM services, where customers will engage the Company for only specific components of its end-to-end RCM service offering on a fixed-fee or transactional basis, as well as its PAS and PM offerings.

Revenue Cycle Management

RCM services fees are primarily variable and performance related, and are generally viewed as the consideration earned in satisfaction of a single performance obligation which is considered a series. Variable consideration for end-to-end RCM services are allocated to and recognized over the related time period as the amounts reflect the consideration the Company is entitled to and relate specifically to the Company’s efforts to satisfy its performance obligation. Fees for physician group and EMS provider RCM services are variable consideration contingent on customer collections, and inputs to the Company’s revenue estimates typically include historical service fees and historical customer collection amounts. RCM services fees consist of net operating fees, incentive fees, and other fees.

Net Operating Fees

The Company’s net operating fees consist of:

i) gross base fees invoiced to customers; less

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

ii) corresponding costs of customers’ revenue cycle operations which the Company pays pursuant to its RCM agreements, including salaries and benefits for the customers' RCM personnel, and related third-party vendor costs; plus

iii) fees accrued for physician group and EMS providers RCM services.

The Company recognizes revenue related to net operating fees ratably as the performance obligation for the RCM services is satisfied. Base fees are typically billed in advance of the quarter and paid in three monthly payments as the entity performs and the customer simultaneously receives and consumes the benefits of the services provided. The costs of customers’ revenue cycle operations, which the Company pays pursuant to its RCM agreements, are accrued based on the service period. RCM services fees for physician groups and EMS providers are invoiced on a monthly basis and payment terms are typically 30 days.

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

RCM Other

The Company recognizes revenue related to other RCM fees as RCM services are provided. These services typically consist of the Company's modular RCM services offering, which consists of an obligation to provide services for a specific component of its end-to-end RCM service offering. Fees are typically variable in nature with the entire amount being included in revenue in the month of service. The customer simultaneously receives and consumes the benefits provided by the services and the fees are typically billed on a monthly basis with payment terms of up to 30 days. To the extent that certain service fees are fixed and not subject to refund, adjustment, or concession, these fees are generally recognized into revenue ratably as the performance obligation is satisfied.

The Company recognizes revenue from PAS in the period in which the service is performed. The Company’s PAS arrangements typically consist of an obligation to provide specific services to customers on an if and when needed basis. These services are provided under a fixed price per unit arrangement. These contracts are evaluated on a contract-by-contract basis. Fees for the Company's PAS arrangements are typically billed on a monthly basis with 30 to 60 day payment terms.

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

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by source (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net operating fees	$220.1	$104.6	$529.4	$255.4
Incentive fees	8.9	7.5	26.8	20.2
Other	21.4	11.1	49.4	33.9
Net service revenue	$250.4	$123.2	$605.6	$309.5

Contract Balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (in millions):

	September 30, 2018	December 31, 2017
Receivables, which are included in accounts receivable, net	$69.4	$23.6
Contract assets	1.3	—
Contract liabilities	22.9	15.5

The Company recognized an increase in revenue of $0.1 million and $0.3 million for the three months ended September 30, 2018 and 2017, and a decrease of revenue of $0.3 million and an increase in revenue of $2.0 million for the nine months ended September 30, 2018 and 2017 related to changes in transaction price estimates. The Company recognized revenue of $0.0 million for the three months ended September 30, 2018 and 2017, and $0.0 million and $1.4 million for the nine months ended September 30, 2018 and 2017, related to services performed in periods prior to the parties reaching an agreement that creates enforceable rights and obligations.

A receivable is recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are typically 30-60 days.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

Significant changes in the contract assets and the contract liabilities balances are as follows (in millions):

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Contract assets	Contract liabilities	Contract assets	Contract liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$—	$51.1	$—	$19.9
Increases due to cash received, excluding amounts recognized as revenue during the period	—	6.5	—	11.3
Acquisitions	1.3	1.9	—	—

The Company recognized revenue of $51.1 million and $19.9 million during the nine months ended September 30, 2018 and 2017, which amounts were included in contract liabilities at the beginning of the respective periods. These revenue amounts include $47.8 million and $19.5 million for the nine months ended September 30, 2018 and 2017, respectively, related to advanced billings which become accounts receivable and contract liabilities on the first day of the respective service period.

Transaction Price Allocated to the Remaining Performance Obligation

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in millions). The estimated revenue does not include amounts of variable consideration that are constrained.

	Net operating fees	Incentive fees	Other
2018	$27.2	$6.4	$1.0
2019	27.8	9.4	2.8
2020	13.8	—	2.8
2021	8.4	—	2.8
Thereafter	6.9	—	11.6
Total	$84.1	$15.8	$21.0

The amounts presented in the table above include variable fee estimates for the non-cancellable term of the Company's physician groups and EMS providers RCM services contracts, fixed fees which are typically recognized ratably as the performance obligation is satisfied, and incentive fees which are measured cumulatively over the contractually defined performance period.

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

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

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
For end-to-end RCM contracts, the Company does not disclose information about remaining, wholly unsatisfied performance obligations for variable consideration that the Company is able to allocate to one or more, but not all, of the performance obligations in its contracts. The Company’s end-to-end RCM services performance obligations are satisfied over time and are substantially the same from period to period under either a co-managed or operating partner model. Fees are variable and consist of net operating fees and incentive fees, with the uncertainty related to net operating fees and certain incentive fees being resolved quarterly, and with the uncertainty of other incentive fees being resolved annually. The information presented in the table above includes estimates for incentive fees where the uncertainty related to the final fee is resolved on longer than a quarterly basis and to the extent the Company does not believe the associated consideration is constrained.
10. Customer Liabilities
Customer liabilities include (i) accrued service costs (amounts due and accrued for cost reimbursements), (ii) collections payable to clients (consisting primarily of amounts collected on behalf of the Company’s physician group customers to be remitted within twelve months), (iii) refund liabilities (amounts potentially due as a refund to the Company's customers on incentive fees), and (iv) deferred revenue (contract liabilities) (fixed or variable fees amortized to revenue over the service period).
Customer liabilities consist of the following (in millions):

	September 30,	December 31,
	2018	2017
Accrued service costs, current	$23.7	$23.7
Collections payable to clients, current	7.3	—
Refund liabilities, current	0.4	0.5
Deferred revenue (contract liabilities), current	4.9	4.0
Current portion of customer liabilities (1)	$36.3	$28.2
Deferred revenue (contract liabilities), non-current	18.0	11.5
Non-current portion of customer liabilities (1)	$18.0	$11.5
Total customer liabilities	$54.3	$39.7

(1) Current and non-current portion of customer liabilities include amounts for a related party. See Note 19, Related Party Transactions, for further discussion.
11. Debt

The carrying amounts of debt consist of the following (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	September 30, 2018	December 31, 2017
Senior Revolver	$—	$—
Senior Term Loan	270.0	—
Notes (primarily with related parties)	110.0	—
Unamortized discount and issuance costs	(20.5)	—
Total debt	359.5	—
Less: Current maturities	(3.4)	—
Total long-term debt	$356.1	$—

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

The Senior Revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swing loans.” Any issuance of letters of credit or making of a swing loan will reduce the amount available under the revolving credit facility. As of September 30, 2018, the Company had no borrowings and no letters of credit under the Senior Revolver.

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

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

Borrowings under the Senior Secured Credit Facilities bear interest, at the Company’s option, at: (i) an ABR rate equal to the greater of (a) the prime rate of Bank of America, N.A., (b) the federal funds rate plus 0.5% per annum, and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus 4.25% (provided that the Eurodollar rate applicable to the Term Loan Facility shall not be less than 0.00% per annum); or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the Term Loan Facility shall not be less than 0.00% per annum), plus 5.25%. The interest rate as of September 30, 2018 was 7.43%. The Company is also required to pay an unused commitment fee to the lenders under the Senior Revolver at a rate of 0.50% of the average daily unutilized commitments thereunder if the first lien net leverage ratio is greater than 2.00 to 1.00, or at a rate of 0.375% at any other time. The Company must also pay customary letter of credit fees, including a fronting fee as well as administration fees.

The Credit Agreement requires the Company to make mandatory prepayments, subject to certain exceptions, with: (i) beginning with fiscal year 2019, 75% (which percentage will be reduced upon the achievement of certain first lien net leverage ratios) of the Company’s annual excess cash flow; (ii) 100% of net cash proceeds of all non-ordinary course assets sales or other dispositions of property or casualty events, subject to certain exceptions and thresholds; and (iii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the Credit Agreement. The Company is required to repay the Senior Term Loan portion of the Senior Secured Credit Facilities in quarterly principal installments of 0.25% of the original principal amount commencing on September 30, 2018, with the balance payable at maturity. If, on or prior to May 8, 2019, the Company prepays or reprices any portion of the Senior Term Loan, the Company will be required to pay a prepayment premium of 1% of the loans being prepaid or repriced.

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

Note Purchase Agreement

The Notes issued pursuant to the Note Purchase Agreement have an eight-year maturity.

All of the Company’s obligations under the Note Purchase Agreement are guaranteed by the Subsidiary Guarantors pursuant to the Subsidiary Guaranty, dated as of May 8, 2018 (the “Subsidiary Guaranty”), among the Company, the Subsidiary Guarantors and the Purchasers (as defined in the Notes). The obligations under the Note Purchase Agreement are unsecured.

As of September 30, 2018, $105.0 million of the Notes were due to related parties. For the three and nine months ended September 30, 2018, $3.6 million and $5.8 million, respectively, of interest was attributable to related parties.

The Notes bear interest at 14.0% per annum, increasing by 1.0% per annum on May 8, 2021, and by an

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

additional 1.0% per annum on each subsequent anniversary until the Notes are repaid in full. Interest is payable quarterly in cash; provided, that, subject to the subordination agreement, (i) for any fiscal quarters ending on or prior to May 8, 2019, at the Company’s election, up to 75% of the interest payments will be payable in kind and the remaining amount of such interest payment will be payable quarterly in cash; (ii) for any fiscal quarters ending after May 8, 2019 and on or prior to May 8, 2020, at the Company’s election, up to 50% of the interest payments will be payable in kind and the remaining amount of such interest payment will be payable quarterly in cash; and (iii) for any subsequent fiscal quarters, at the Company’s election, up to 25% of the interest payments will be payable in kind and the remaining amount of such interest payment will be payable quarterly in cash. Interest expense is incurred through the effective interest rate method. Deferred interest, generated due to a difference in the effective interest rate and the stated interest rate, is recognized in other non-current liabilities on the balance sheet. As of September 30, 2018, total deferred interest was $0.9 million.

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

Debt Issuance Costs

The Company incurred debt issuance costs of $11.5 million in relation to the Credit Agreement and Note Purchase Agreement which were allocated to the respective agreements.

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
Preferred Stock and Warrant
The Company has 5,000,000 shares of authorized preferred stock, each with a par value of $0.01. The preferred stock may be issued from time to time in one or more series. The board of directors of the Company ("Board") is authorized to determine the rights, preferences, privileges and restrictions of the Company’s authorized but unissued shares of preferred stock. On February 16, 2016, at the close of the Transaction, the Company issued to TCP-ASC ACHI Series LLLP, a limited liability limited partnership jointly owned by Ascension Health Alliance and investment funds affiliated with TowerBrook (the "Investor"): (i) 200,000 shares of its 8.00% Series A Convertible

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

Preferred Stock, par value $0.01 (the "Series A Preferred Stock" or "Preferred Stock"), for an aggregate price of $200 million and (ii) an exercisable warrant to acquire up to 60 million shares of its common stock with an exercise price of $3.50 per common share and a term of ten years. The Series A Preferred Stock is immediately convertible into shares of common stock. As of September 30, 2018 and December 31, 2017, the Company had 241,405 and 227,483 shares of Preferred Stock outstanding, respectively. See Note 16, 8% Series A Convertible Preferred Stock, for additional information.
Common Stock
Each outstanding share of the Company's common stock, par value $0.01 ("common stock"), is entitled to one vote per share on all matters submitted to a vote by shareholders. Subject to the rights of any preferred stock which may from time to time be outstanding, the holders of outstanding shares of common stock are entitled to receive dividends and, upon liquidation or dissolution, are entitled to receive pro rata all assets legally available for distribution to stockholders. No dividends were declared or paid on the common stock during 2018 or 2017.
Treasury Stock
On November 13, 2013, the Board authorized a repurchase of up to $50.0 million of the Company’s common stock in the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time at the sole discretion of the Board. Any repurchased shares will be available for use in connection with the Company’s stock plans and for other corporate purposes. The Company funds the repurchases from cash on hand. During the year ended December 31, 2017, the Company repurchased 855,474 shares of the Company's stock for $2.5 million. During the three and nine months ended September 30, 2018, no shares were repurchased. No shares have been retired. As of September 30, 2018 and December 31, 2017, the Company held in treasury 5,321,393 shares of repurchased stock, respectively.

Treasury stock also includes repurchases of Company stock related to employees’ tax withholding upon vesting of restricted shares. For the three and nine months ended September 30, 2018, the Company repurchased 1,092 and 498,392 shares related to employees’ tax withholding upon vesting of restricted shares, respectively. Additionally, treasury stock includes restricted stock awards that have been canceled or forfeited. See Note 13, Share-Based Compensation.
13. Share-Based Compensation
The share-based compensation expense relating to the Company’s stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance-based restricted stock units ("PBRSUs") for the three months ended September 30, 2018 and 2017 was $4.8 million and $2.4 million, respectively, with related tax benefits of approximately $1.2 million and $0.9 million, respectively. The share-based compensation expense relating to the Company’s stock options, RSAs, RSUs and PBRSUs for the nine months ended September 30, 2018 and 2017 was $13.8 million and $8.2 million, respectively, with related tax benefit of approximately $3.5 million and $3.2 million, respectively.

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

Amendments related to accounting for excess tax benefits and shortfalls have been adopted prospectively, resulting in recognition of excess tax benefits and shortfalls in income tax expenses (benefit) rather than additional paid-in capital. The Company recognized no tax benefit and no income tax expense from windfalls and shortfalls associated with vesting and exercises of equity awards for the three months ended September 30, 2018 and 2017,

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

respectively. The Company recognized $2.0 million of tax benefit and $0.9 million of income tax expense from windfalls and shortfalls associated with vesting and exercises of equity awards for the nine months ended September 30, 2018 and 2017, respectively.
Total share-based compensation costs that have been included in the Company’s consolidated statements of operations were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Share-Based Compensation Expense Allocation Details:
Cost of services	$1.6	$1.2	$4.4	$3.3
Selling, general and administrative	3.2	1.2	9.3	4.8
Other	—	—	0.1	0.1
Total share-based compensation expense (1)	$4.8	$2.4	$13.8	$8.2
(1) In addition to the share-based compensation expense recorded above, $0.0 million and $0.2 million of share-based compensation expense was capitalized to deferred contract costs for the three and nine months ended September 30, 2018, respectively, and $0.1 million and $0.4 million during the three and nine months ended September 30, 2017, respectively. See Note 20, Deferred Contract Costs, for further discussion.
The Company uses the Black-Scholes option pricing model to estimate the fair value of its service-based options as of its grant date. Monte Carlo simulations are used to estimate the fair value of its PBRSUs. The PBRSUs vest upon satisfaction of both time-based requirements and performance targets based on share price. Expected life is based on the market condition to which the vesting is tied.
The following table sets forth the significant assumptions used in the Black-Scholes option pricing model and the Monte Carlo simulations and the calculation of share-based compensation expense for the nine months ended September 30, 2018 and 2017:

Nine Months Ended September 30,
	2018	2017
Expected dividend yield	—	—
Risk-free interest rate	2.3% to 2.8%	1.8% to 2.3%
Expected volatility	40% to 45%	40% to 45%
Expected term (in years)	2.59 to 6.25	2.34 to 6.29
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
Stock options
A summary of the options activity during the nine months ended September 30, 2018 is shown below:

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2017	17,742,966	$4.70
Granted	263,662	6.39
Exercised	(1,415,860)	2.61
Canceled/forfeited	(1,968,455)	2.68
Outstanding at September 30, 2018	14,622,313	5.20
Outstanding, vested and exercisable at September 30, 2018	7,947,990	7.21
Outstanding, vested and exercisable at December 31, 2017	5,778,376	$8.87
Restricted stock awards
A summary of the RSA activity during the nine months ended September 30, 2018 is shown below:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested at December 31, 2017	2,352,490	$3.03
Granted	—	—
Vested	(1,184,687)	3.07
Forfeited	(61,430)	3.29
Outstanding and unvested at September 30, 2018	1,106,373	$3.02
RSA vesting is based on the passage of time. The amount of share-based compensation expense is based on the fair value of the Company's common stock on the respective grant dates and is recognized ratably over the vesting period.

The Company's RSA agreements allow employees to surrender to the Company shares of common stock upon vesting of their RSAs in lieu of their payment of the required personal employment-related taxes. During the nine months ended September 30, 2018 and 2017, employees delivered to the Company 404,466 and 733,769 shares of stock, respectively, which the Company recorded at a cost of approximately $2.2 million and $1.8 million, respectively. Shares surrendered for payment of personal employment-related taxes are held in treasury.
Restricted stock units
A summary of the RSU activity during the nine months ended September 30, 2018 is shown below:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested at December 31, 2017	1,183,500	$2.50
Granted	427,906	7.98
Vested	(300,096)	2.42
Forfeited	(137,779)	3.21
Outstanding and unvested at September 30, 2018	1,173,531	$4.43
The Company's RSU agreements allow employees to surrender to the Company shares of common stock upon vesting of their RSUs in lieu of their payment of the required personal employment-related taxes. During the

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

nine months ended September 30, 2018 and 2017, employees delivered to the Company 93,926 and 50,762 shares of stock, respectively, which the Company recorded at a cost of approximately $0.7 million and $0.2 million, respectively. Shares surrendered for payment of personal employment-related taxes are held in treasury.
Performance-based restricted stock units
In the third quarter of 2017, the Company began to grant PBRSUs to its employees. The PBRSUs vest upon satisfaction of both time-based requirements and performance targets based on share price with awards vesting between December 31, 2019 and December 31, 2021. Depending on the average price of the stock for the 60 days prior to the end of the vesting period, the number of shares vesting could be between 0% and 350% of the number of PBRSUs originally granted. Based on the established price targets, 10,436,550 is the maximum number of shares that could vest.

A summary of the PBRSU activity during the nine months ended September 30, 2018 is shown below:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested at December 31, 2017	4,785,900	$3.37
Granted	1,472,677	8.30
Vested	—	—
Forfeited	(1,208,348)	3.83
Outstanding and unvested at September 30, 2018	5,050,229	$4.67
At March 31, 2018, the Company had 983,472 shares subject to PBRSU award agreements that were intended to be settled in cash until such time as the share reserve available under the 2010 Amended Plan had been deemed sufficient by the Compensation Committee of our Board of Directors ("Compensation Committee") to allow for settlement of the PBRSUs in shares. On the consolidated balance sheet, these awards settleable in cash were liability classified as of March 31, 2018. During the second quarter of 2018, the Compensation Committee determined that the available share reserve was sufficient for the awards to be settled in shares rather than cash and thus the provision allowing for the awards to be cash settled was terminated. As a result, $1.3 million was reclassified from liabilities to equity in the second quarter of 2018.
14. Other

Other costs are comprised of reorganization and acquisition costs along with certain other costs. For the three months ended September 30, 2018 and 2017, the Company incurred $7.3 million and $1.4 million in other costs, respectively. For the nine months ended September 30, 2018 and 2017, the Company incurred $22.9 million and $2.6 million in other costs, respectively.
Other costs consist of the following (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Severance and employee benefits	$1.0	$—	$2.0	$0.3
Facility charges	(0.1)	—	0.1	—
Non-cash share based compensation	—	—	—	0.1
Reorganization-related	0.9	—	2.1	0.4

Acquisition related costs (1)	4.6	1.4	16.5	1.4
Transitioned employees restructuring expense (2)	1.3	—	3.8	0.8
Other	0.5	—	0.5	—
Total other	$7.3	$1.4	$22.9	$2.6

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
The Tax Cut and Jobs Act ("Tax Act") was enacted on December 22, 2017. The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. Tax Reform permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a 21% rate, effective January 1, 2018.

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
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company recognized provisional tax impacts related to the deemed repatriated earnings and the revaluation of deferred tax assets and liabilities in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from those provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. Any

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

adjustments made to the provisional amounts under SAB 118 should be recorded as discrete adjustments in the period identified (not to extend beyond the one-year measurement provided in SAB 118). The Company has not completed its analysis of the impact of the Tax Act on the Company's provisional amounts included in the Company's consolidated financial statements for the year ended December 31, 2017, however, during the nine months ended September 30, 2018, the Company recorded a minor reduction in the provisional liability amount. The accounting is expected to be completed in the fourth quarter when the 2017 U.S. corporate income tax return is filed.

The Company recognized income tax benefit for the three and nine months ended September 30, 2018 on the year-to-date pre-tax loss. The deviation from the federal statutory tax rate of 21% is attributable to the geographical mix of earnings and permanent differences. The income tax benefit for the three and nine months ended September 30, 2017 was lower than the amount derived by applying the federal statutory tax rate of 35% primarily due to discrete items.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. U.S. federal income tax returns since 2014 are currently open for examination. State jurisdictions vary for open tax years. The statute of limitations for most states ranges from three to six years.

Accounting for excess tax benefits and shortfalls result in recognition of excess tax benefits and shortfalls as part of income tax expense. For the three months ended September 30, 2018 and 2017, the Company recognized no expense from windfalls and shortfalls associated with vesting and exercises of equity awards. The Company wrote-off approximately $0.2 million and $0.4 million of deferred tax assets due to the expiration of shared-based awards and recognized as discrete expense during the three months ended September 30, 2018 and 2017.

At December 31, 2017, the Company had deferred tax assets of $70.5 million, of which $47.9 million related to net operating loss carryforwards. The majority of the Company's carryforwards were generated in 2014 and 2016. The Company's completed acquisition of Intermedix and provisional purchase accounting included $29.8 million of net deferred tax liabilities. In this amount is a deferred tax asset related to net operating loss carryforwards of approximately $15.0 million generated since 2015. The Company expects its business growth contracted for under the Ascension A&R MPSA, including the Supplement and Presence Amendment, and Intermountain Services Agreement will be profitable and allow the Company to utilize its NOL carryforwards and other deferred tax assets, except there is a possibility that less than $0.5 million of the deferred tax assets as of December 31, 2017 for costs related to the exploration of strategic initiatives with Intermountain and Intermedix may not be realized. Should the Company not operationally execute as expected, and the growth in the Ascension and Intermountain businesses not be as profitable as expected, such realizability assessment may change. The additional costs incurred in the current year related to the ongoing strategic initiative exploration efforts may not result in deferred tax assets.
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

Dividend Rights

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

The holders of the Preferred Stock are entitled to receive cumulative dividends January 1, April 1, July 1, and October 1 of each year (dividend payment dates), which commenced on April 1, 2016, at a rate equal to 8% per annum (preferred dividend) multiplied by the liquidation preference per share, initially $1,000 per share adjusted for any unpaid cumulative preferred dividends. For the first seven years after issuance, the dividends on the Preferred Stock will be paid-in-kind. As of September 30, 2018 and 2017, the Company had accrued dividends of $4.8 million and $4.5 million associated with the Preferred Stock, respectively. Of the amount accrued as of September 30, 2018, $4.8 million was paid in additional shares of Preferred Stock and $100 was paid in cash in October 2018. Of the amount accrued as of September 30, 2017, $4.5 million was paid in additional shares of Preferred Stock and $460 was paid in cash in October 2017.

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

The following summarizes the Preferred Stock activity for the nine months ended September 30, 2018:

	Preferred Stock
	Shares Issued and Outstanding	Carrying Value
Balance at December 31, 2017	227,483	$189.3
Dividends paid/accrued dividends	13,922	14.2
Balance at September 30, 2018	241,405	$203.5

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

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

Diluted net income per share is calculated using the more dilutive of the if-converted or the two-class method. For the three and nine months ended September 30, 2018 and 2017, the two-class method was more dilutive and was computed by adjusting the denominator used in the basic net income per share computation by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, shares issuable upon vesting of RSAs, RSUs, PBRSUs and shares issuable upon conversion of Preferred Stock.
Basic and diluted net income (loss) per common share are calculated as follows (in millions, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic EPS:
Net income (loss)	$(13.4)	$(3.6)	$(39.6)	$(18.6)
Less dividends on preferred shares	(4.8)	(4.4)	(14.2)	(13.1)
Less income allocated to preferred shareholders	—	—	—	—
Net income (loss) available/(allocated) to common shareholders - basic	$(18.2)	$(8.0)	$(53.8)	$(31.7)
Diluted EPS:
Net income (loss)	(13.4)	(3.6)	(39.6)	(18.6)
Less dividends on preferred shares	(4.8)	(4.4)	(14.2)	(13.1)
Less income allocated to preferred shareholders	—	—	—	—
Net income (loss) available/(allocated) to common shareholders - diluted	$(18.2)	$(8.0)	$(53.8)	$(31.7)
Basic weighted-average common shares	109,089,507	102,225,422	107,921,457	102,022,129
Add: Effect of dilutive securities	—	—	—	—
Diluted weighted average common shares	109,089,507	102,225,422	107,921,457	102,022,129
Net income (loss) per common share (basic)	$(0.17)	$(0.08)	$(0.50)	$(0.31)
Net income (loss) per common share (diluted)	$(0.17)	$(0.08)	$(0.50)	$(0.31)
Because of their anti-dilutive effect, 21,952,446 and 24,808,536 common share equivalents comprised of stock options, RSAs, PBRSUs and RSUs have been excluded from the diluted earnings per share calculation as of September 30, 2018 and 2017, respectively. Additionally, the Investor's and Intermountain's exercisable warrants to acquire up to 60 million and 1.5 million shares, respectively, of the Company's common stock have been excluded from the diluted earnings per share calculation because they are anti-dilutive for all periods presented.
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

In May 2016, the Company was served with a False Claims Act case brought by a former emergency department service associate who worked at a hospital of one of the Company’s customers, MedStar Inc.’s Washington Hospital Center (“WHC”), along with WHC and three other hospitals that were PAS clients and a place holder, John Doe hospital, representing all PAS clients (U.S. ex rel. Graziosi vs. Accretive Health, Inc. et. al.), and

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

seeking money damages, False Claims Act penalties and plaintiff’s attorneys’ fees.  The Second Amended Complaint alleges that the Company’s PAS business violates the federal False Claims Act. The case was originally filed under seal in 2013 in the federal district court in Chicago, was presented to the U.S. Attorney in Chicago, and the U.S. Attorneys declined to intervene. The Company filed a motion to dismiss the Second Amended Complaint on July 29, 2016. On March 22, 2017, the district court dismissed all claims against all hospital defendants other than Medstar Inc.’s WHC, and dismissed all claims related to TriCare-related episodes of care. Plaintiff filed a Third Amended Complaint, seeking to add claims related to other, as yet unidentified PAS clients, in January 2018, and despite the Company's objections, the court granted that motion to amend in September 2018, and the parties are now engaged in expanded discovery for a subset of PAS clients, as directed by the court. The Company believes that it has meritorious defenses to all claims in the case and intends to vigorously defend itself against these claims. The outcome is not presently determinable.

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
Net services revenue from services provided to Ascension included in the Company’s consolidated statements of operations were (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Ascension	$155.3	$112.2	$433.4	$275.3
Amounts included in the Company's consolidated balance sheets for Ascension, excluding debt (see Note 11, Debt), are (in millions):

	September 30, 2018	December 31, 2017
Accounts receivable, net - related party	$29.2	$15.4

Accrued service costs, current	$20.6	$23.7
Refund liabilities, current	0.4	0.5
Deferred revenue (contract liabilities), current	2.8	2.9
Current portion of customer liabilities	$23.8	$27.1

Deferred revenue (contract liabilities), non-current	18.0	11.5
Non-current portion of customer liabilities	$18.0	$11.5
Total customer liabilities	$41.8	$38.6
As part of the transition of Ascension personnel to the Company, the Company has agreed to reimburse Ascension for certain severance and retention costs related to certain Ascension employees who will not be transitioned to the Company in connection with Ascension on-boarding. As of September 30, 2018 and

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

December 31, 2017, the Company had $2.3 million and $0.5 million in accrued compensation and benefits related to these costs, respectively.
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

	September 30, 2018	December 31, 2017
Prepaid expenses and other current assets	$2.6	$1.6
Other assets	16.3	11.6
Total deferred contract costs	$18.9	$13.2

The associated assets are amortized as services are transferred to the customer over the remaining life of the contracts. For the three and nine months ended September 30, 2018, total amortization was $0.6 million and $1.6 million, respectively, and there were no associated impairment losses. For the three and nine months ended September 30, 2017, total amortization was $0.2 million and $0.6 million, respectively, and there were no associated impairment losses.
21. Segments and Customer Concentrations
The Company has determined that it has a single operating segment in accordance with how its business activities are managed and evaluated. All of the Company’s significant operations are organized around the single business of providing end-to-end management services of revenue cycle operations for U.S.-based healthcare providers. Accordingly, for purposes of segment disclosures, the Company has only one reporting segment. The Company acquired Intermedix on May 8, 2018 with the intent to integrate Intermedix into the Company's primary service offering consisting of end-to-end RCM. The integration of the operations of Intermedix into the Company's end-to-end RCM operations is on-going as of September 30, 2018.
Ascension has accounted for a significant portion of the Company’s net services revenue each year since the Company’s formation. For the three months ended September 30, 2018 and 2017, net services revenue from Ascension accounted for 62% and 91% of the Company's total net services revenue, respectively. For the nine months ended September 30, 2018 and 2017, net services revenue from Ascension accounted for 72% and 89% of the Company's total net services revenue, respectively. The loss of customers within Ascension would have a material adverse impact on the Company’s operations.
As of September 30, 2018 and December 31, 2017, the Company had a concentration of credit risk with Ascension accounting for 42% and 66% of accounts receivable, respectively.
22. Derivative Financial Instruments

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

Certain of the Company’s subsidiaries are exposed to currency risk through their use of the Company’s global delivery resources. During the first quarter of 2018, to mitigate this risk, the Company began using foreign currency forward contracts to hedge the foreign exchange risk of the forecasted intercompany expenses denominated in foreign currencies in the normal course of business. The Company is actively managing the risk of changes in foreign currency exchange rate through foreign currency forward contracts traded in over-the-counter markets governed by International Swaps and Derivatives Association, Inc. (ISDA) agreements. Derivative transactions are governed by a uniform set of policies and procedures covering areas such as authorization, counterparty exposure and hedging practices. Positions are monitored using techniques such as market value and sensitivity analyses. The Company does not enter into derivative transactions for trading purposes. As of September 30, 2018, the Company’s currency forward contracts have maturities extending no later than December 31, 2018. The Company has designated these derivatives as cash flow hedges. As of September 30, 2018, the Company held no derivatives, or non-derivative hedging instruments, that were designated in fair value or net investment hedges.

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

For a cash flow hedge, the change in fair value of a hedging instrument is recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity (deficit) and is reclassified into cost of services in the consolidated statement of operations during the period in which the hedged transaction impacts earnings. As of September 30, 2018, the Company estimates that $0.3 million of existing losses reported in accumulated other comprehensive income are expected to be reclassified into earnings within the next 12 months. The amounts related to derivatives designated as cash flow hedges that were reclassified into cost of services were a net loss of $0.6 million and $1.0 million during the three and nine month period ended September 30, 2018. The Company classifies cash flows from its derivative programs as cash flows from operating activities in the consolidated statements of cash flows.

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
Impact of Derivatives on our Consolidated Financial Statements at Fair Value
As of September 30, 2018 and December 31, 2017, the notional amount of the Company's open foreign currency forward contracts was approximately $5.6 million and $0, respectively.

The effect of derivatives in the Company's consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 were (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amount of gain (loss) recognized in other comprehensive income	$(0.4)	$—	$(1.3)	$—
Amount of gain (loss) reclassified from accumulated other comprehensive income to other income	(0.6)	—	(1.0)	—

The accumulated loss, net of tax of $0.1 million and $0.0 million, recognized in accumulated other comprehensive income was $0.2 million and $0.0 million as of September 30, 2018 and December 31, 2017, respectively.

The location and fair value of derivative instruments designated as hedges in the consolidated balance sheet as of September 30, 2018 and December 31, 2017 are as follows:

	Balance sheet location	September 30, 2018	December 31, 2017
Cash Flow Hedges:
Foreign currency forward contracts	Other assets	$—	$—
Foreign currency forward contracts	Other accrued expenses	$0.5	$—

The Company's ISDA agreements contain credit risk-related contingent features. In the event of certain defaults or changes to the Company's credit profile, counterparties may request early termination and net settlement of certain derivative trades or may require the Company to collateralize derivatives in a net liability position. As of September 30, 2018 and December 31, 2017, the aggregate fair value of the derivative instruments with credit risk-related contingent features in net liability positions was $0.5 million and $0 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit risk-related contingent features were triggered at the reporting dates. As of September 30, 2018 and December 31, 2017, we had $1.4 million and $0 million in cash collateral on deposit with counterparties for derivative contracts, respectively. The cash collateral on deposit with counterparties is classified as current portion of restricted cash on the consolidated balance sheets. The credit support documents executed in connection with certain of our ISDA agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.

The following table presents amounts relevant to offsetting of the Company's derivative assets and liabilities as of September 30, 2018 and December 31, 2017 (in millions):

	September 30, 2018	December 31, 2017
Net assets	$—	$—
Net liabilities	(0.5)	—
Total Fair Value	$(0.5)	$—

Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to the Company, and the maximum amount of loss due to credit risk, based on the gross fair value of all of the Company’s derivative financial instruments, was $0 as of September 30, 2018.

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
Our primary service offering consists of end-to-end RCM, which we deploy through an operating partner relationship and a co-managed relationship. Under an operating partner relationship, we provide comprehensive revenue cycle infrastructure to providers, including all revenue cycle personnel, technology and process workflow. Under a co-managed relationship, we leverage our customers’ existing RCM staff and processes, and supplement them with our infused management, subject matter specialists, proprietary technology and other resources. Under the operating partner model, the Company records higher revenue and expenses due to the fact that almost all of the revenue cycle personnel are employees of the Company and more third-party vendor contracts are controlled by the Company. Under the co-managed model, the majority of the revenue cycle personnel and more third-party vendor contracts remain with the customer and those costs are netted against the Company's co-managed revenue. For the nine months ended September 30, 2018 and 2017, substantially all of the Company's net operating and incentive fees from end-to-end RCM were generated under the operating partner model.

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

In conjunction with the acquisition of Intermedix, we expanded our service offering to physician groups and EMS providers. Intermedix provides RCM and PM services to primary care physician groups and hospital-based physicians in a variety of specialties including emergency medicine, hospitals, anesthesia, and others. Intermedix also provides RCM services to emergency-service providers including municipalities, private providers of emergency service as well as hospital-based emergency-services providers.
We operate our business as a single segment configured with our significant operations and offerings organized around the business of providing end-to-end RCM services to U.S.-based hospitals, physicians groups, and other healthcare providers.
Business Update
Ascension
On February 16, 2016, we entered into the A&R MPSA with Ascension for a 10-year term, becoming the exclusive provider of RCM and PAS services to Ascension hospitals that execute supplement agreements with us. We started onboarding the first phase of new hospitals in mid-2016, which was followed by the second phase of new hospitals in mid-2017. We started onboarding the final phase in the third quarter of 2018. The A&R MPSA is structured as an operating partner model, whereby a significant number of Ascension’s revenue cycle employees become our employees. As a result, our employee count increased by over 5,000 employees with the transition of former Ascension RCM employees since mid-2016 (separate from other Company employee growth and customer workforce transitions). The operating partner model also requires the transition of the non-payroll expenses supporting a hospital’s revenue cycle operations to become direct expenses of the Company. New hospitals onboarded, along with direct control of payroll and non-payroll expenses, have been the primary drivers of the growth in our revenue and cost of services in 2017 and in the first three quarters of 2018.

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

On June 24, 2018, we entered into the Presence Amendment to provide that we will enter into a supplement to the A&R MPSA to provide for RCM services and PAS services for acute care to Presence Health hospitals in accordance with terms set forth in the Presence Amendment. Presence Health is a part of AMITA Health, which is a joint venture of Ascension’s Alexian Brothers Health System and Adventist Midwest Health, part of Adventist

Health System. The Presence Amendment provided that if we enter into a new master professional services agreement with AMITA Health for end-to-end RCM services in the future, the end-to-end RCM business with Presence will be governed by such new agreement. On and effective as of November 1, 2018, we entered into a new master professional services agreement with AMITA Health for end-to-end RCM and PAS services to AMITA Health hospitals and affiliated physician groups. Accordingly, Presence Health is now included in the scope of our agreement with AMITA Health.
Intermountain
On January 23, 2018, we entered into the Intermountain Services Agreement with Intermountain having a ten-year term. Pursuant to the Intermountain Services Agreement, we are providing our RCM service offering to Intermountain hospitals and medical group providers under the operating partner model. In addition, we are providing RCM services to Intermountain’s homecare, hospice and palliative care, durable medical equipment and infusion therapy business. Intermountain has agreed that we may provide services to additional hospitals acquired by Intermountain over time. With certain limited exceptions, we are the exclusive provider of RCM services for the hospitals, medical group providers, and home health business affiliated with Intermountain. In addition, we entered into the Intermountain Purchase Agreement with Intermountain, pursuant to which we sold to Intermountain, in private placements under the Securities Act, (i) 4,665,594 shares of common stock and (ii) a warrant to acquire up to 1,500,000 shares of Common Stock at an initial exercise price of $6.00 per share, on the terms and subject to the conditions set forth in the Warrant Agreement, for an aggregate purchase price of $20 million.

Intermedix

On May 8, 2018, we completed the Acquisition of Intermedix through the merger of Merger Sub, a wholly-owned indirect subsidiary of the Company, with and into Intermedix, with Intermedix surviving the merger as a wholly-owned indirect subsidiary of the Company. The purchase price for the Acquisition was $460 million, subject to customary adjustments for cash, debt, transaction expenses and normalized working capital. We funded the purchase price for the Acquisition and our associated transaction expenses with a combination of cash on hand and the incurrence of additional indebtedness. Intermedix is one of the largest providers of RCM and PM services to physician groups and EMS providers in the U.S. Intermedix has a diverse customer base of approximately 700 customers and 2,200 employees located in offices within the U.S., Lithuania, the United Kingdom and New Zealand.

Digital Transformation Office

In November 2018, we launched a Digital Transformation Office (“DTO”) to systematically automate our transactional environment on an end-to-end basis. We anticipate that the DTO will have three principal objectives: (1) digitization of the patient and physician interface with the revenue cycle; (2) automation of manual tasks using robotic process automation technology; and (3) using advanced data analysis methods to improve complex revenue cycle processes such as denials via machine learning and predictive modeling. We intend to automate several hundred transactional processes over the next five quarters.

CONSOLIDATED RESULTS OF OPERATIONS
The following table provides consolidated operating results and other operating data for the periods indicated:

	Three Months Ended September 30,		2018 vs. 2017 Change		Nine Months Ended September 30,		2018 vs. 2017 Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(In millions except percentages)
Consolidated Statement of Operations Data:
Net operating fees	$220.1	$104.6	$115.5	110%	$529.4	$255.4	$274.0	107%
Incentive fees	8.9	7.5	1.4	19%	26.8	20.2	6.6	33%
Other	21.4	11.1	10.3	93%	49.4	33.9	15.5	46%
Net services revenue	250.4	123.2	127.2	103%	605.6	309.5	296.1	96%
Operating expenses:
Cost of services	219.3	111.8	107.5	96%	547.9	289.1	258.8	90%
Selling, general and administrative	29.6	15.1	14.5	96%	69.1	41.6	27.5	66%
Other	7.3	1.4	5.9	421%	22.9	2.6	20.3	781%
Total operating expenses	256.2	128.3	127.9	100%	639.9	333.3	306.6	92%
Income (loss) from operations	(5.8)	(5.1)	(0.7)	14%	(34.3)	(23.8)	(10.5)	44%
Net interest (expense) income	(10.0)	—	(10.0)	100%	(15.6)	0.1	(15.7)	n.m.
Net income (loss) before income tax provision	(15.8)	(5.1)	(10.7)	210%	(49.9)	(23.7)	(26.2)	111%
Income tax provision (benefit)	(2.4)	(1.5)	(0.9)	60%	(10.3)	(5.1)	(5.2)	102%
Net income (loss)	$(13.4)	$(3.6)	$(9.8)	272%	$(39.6)	$(18.6)	$(21.0)	113%

n.m. - not meaningful
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
Selected Non-GAAP Measure
Adjusted EBITDA
We define adjusted EBITDA as net income before net interest expense, income tax provision, depreciation and amortization expense, share-based compensation expense, reorganization-related expense and transaction-related expenses, and certain other items.
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

	Three Months Ended September 30,		2018 vs. 2017 Change		Nine Months Ended September 30,		2018 vs. 2017 Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(In millions except percentages)
Net income (loss)	$(13.4)	$(3.6)	$(9.8)	272%	$(39.6)	$(18.6)	$(21.0)	113%
Net interest expense (income)	10.0	—	10.0	100%	15.6	(0.1)	15.7	n.m.
Income tax provision (benefit)	(2.4)	(1.5)	(0.9)	60%	(10.3)	(5.1)	(5.2)	102%
Depreciation and amortization expense	14.2	4.5	9.7	216%	27.6	11.5	16.1	140%
Share-based compensation expense (1)	4.7	2.4	2.3	96%	13.7	8.2	5.5	67%
Other (2)	7.3	1.4	5.9	421%	22.9	2.6	20.3	781%
Adjusted EBITDA (non-GAAP)	$20.4	$3.1	$17.3	558%	$29.9	$(1.6)	$31.5	n.m.

n.m. - not meaningful

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

(2)	Other costs consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Severance and employee benefits	$1.0	$—	$2.0	$0.3
Facility charges	(0.1)	—	0.1	—
Non-cash share based compensation	—	—	—	0.1
Reorganization-related	0.9	—	2.1	0.4

Acquisition related costs (1)	4.6	1.4	16.5	1.4
Transitioned employees restructuring expense (2)	1.3	—	3.8	0.8
Other	0.5	—	0.5	—
Total other	$7.3	$1.4	$22.9	$2.6

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
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenue
Revenue increased by $127.2 million from $123.2 million for the three months ended September 30, 2017 to $250.4 million for the three months ended September 30, 2018. The increase was primarily driven by a $73.1 million increase in net operating fees as a result of new customers onboarded in the last 12 months. In addition, we realized year-over-year growth of $46.1 million as a result of the Acquisition. The remaining revenue increase was primarily driven by new customers onboarded in the first half of 2017.
Cost of Services
Cost of services increased by $107.5 million, or 96.2%, from $111.8 million for the three months ended September 30, 2017, to $219.3 million for the three months ended September 30, 2018. The increase was primarily driven by a $58.5 million increase in costs associated with new customers onboarded in the last 12 months. The Acquisition resulted in an increase in costs of services of $34.6 million. The remaining increase resulted from IT and operational support expenses to support our service delivery infrastructure as a result of new business growth, and higher employee healthcare costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $14.5 million, or 96.0%, from $15.1 million for the three months ended September 30, 2017 to $29.6 million for the three months ended September 30, 2018. The increase was primarily driven by the inclusion of Intermedix and investments in corporate IT infrastructure, sales and marketing, as the Company increased its efforts to pursue new business opportunities, as well as finance and compliance-related spend to support scaling business operations. For the three months ended September 30, 2018 selling, general and administrative expense included $11.3 million in expenses for Intermedix.
Other Costs
Other costs increased by $5.9 million, or 421.4%, from $1.4 million, for the three months ended September 30, 2017, to $7.3 million for the three months ended September 30, 2018. This increase was primarily driven by $4.6 million in acquisition-related expenses as well as an increase in transitioned employees restructuring expense and reorganization-related expenses.
Income Taxes
Income tax benefit increased by $0.9 million from a $1.5 million income tax benefit for the three months ended September 30, 2017 to a $2.4 million income tax benefit for the three months ended September 30, 2018, primarily due to an increase in pre-tax loss, the geographical distribution of income/(loss), changes related to the Tax Act and share-based compensation. Our effective tax rate was approximately 15% and 29% for the three months ended September 30, 2018 and 2017, respectively. The interim tax accounting guidance requires the use of the estimated Annual Effective Tax Rate (“AETR”) based on a full year of forecasted income and tax expense/(benefit) applied to year to date income/(loss). Our tax rate is also affected by discrete items that may occur in any given year, but are not necessarily consistent from year to year.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Revenue
Revenue increased by $296.1 million from $309.5 million for the nine months ended September 30, 2017 to $605.6 million for nine months ended September 30, 2018. The increase was primarily driven by a $214.6 million increase in net operating fees as a result of new customers onboarded since the beginning of 2017. In addition, we realized year-over-year growth of $73.6 million as a result of the Acquisition.
Cost of Services

Cost of services increased by $258.8 million, or 89.5%, from $289.1 million for the nine months ended September 30, 2017, to $547.9 million for the nine months ended September 30, 2018. The increase was primarily driven by a $173.0 million increase in costs associated with new customers onboarded since the beginning of 2017. The Acquisition resulted in an increase in costs of services of $54.5 million. The remaining increase resulted from IT and operational support expenses to support our service delivery infrastructure as a result of new business growth, and higher employee healthcare costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $27.5 million, or 66.1%, from $41.6 million for the nine months ended September 30, 2017 to $69.1 million for the nine months ended September 30, 2018. This increase was primarily driven by the inclusion of Intermedix and increased investments in corporate IT, sales and marketing expenses, as the Company has increased its efforts to pursue new business opportunities, as well as finance and compliance spend to support scaling business operations. For the nine months ended September 30, 2018, selling, general and administrative expense included $17.6 million in expenses for Intermedix. In addition, stock-based compensation increased by $4.5 million predominantly due to PBRSU grants in the second half of 2017.
Other Costs
Other costs increased by $20.3 million, or 780.8%, from $2.6 million, for the nine months ended September 30, 2017, to $22.9 million for the nine months ended September 30, 2018.  This increase was primarily driven by $16.5 million in acquisition-related expenses as well as an increase in transitioned employees restructuring expense and reorganization-related expenses.
Income Taxes
Income tax benefit increased by $5.2 million from a $5.1 million income tax benefit for the nine months ended September 30, 2017 to a $10.3 million income tax benefit for the nine months ended September 30, 2018, primarily due to an increase in pretax loss, the geographical distribution of income/(loss), changes related to the Tax Act and share-based compensation. Our effective tax rate was approximately 21% and 22% for the nine months ended September 30, 2018 and 2017, respectively. The interim tax accounting guidance requires the use of the estimated AETR based on a full year of forecasted income and tax expense/(benefit) applied to year to date income/(loss). Our tax rate is affected by discrete items that may occur in any given year, but are not necessarily consistent from year to year.
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
Liquidity and Capital Resources

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Nine Months Ended September 30,
	2018	2017
	(In millions)
Net cash (used in) provided by operating activities	$(6.0)	$(4.3)
Net cash (used in) investing activities	$(482.9)	$(30.1)
Net cash provided by (used in) financing activities	$378.1	$(4.4)
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Operating Activities
Cash used in operating activities increased by $1.7 million, from cash used of $4.3 million for the nine months ended September 30, 2017, to cash used of $6.0 million for the nine months ended September 30, 2018. Cash used in operating activities increased due to an increased net loss, offset by increased depreciation and amortization expense and favorable cash flow changes in operating assets and liabilities.
Investing Activities
Cash used in investing activities increased by $452.8 million from $30.1 million for the nine months ended September 30, 2017, to $482.9 million for the nine months ended September 30, 2018. Cash used in investing activities increased primarily due to the use of $463.5 million to pay for the Acquisition. This was partially offset by a decrease in purchases of property, equipment and software due to spending during the nine months ended June 30, 2017 related to expanding our India operations.
Financing Activities
Cash provided by financing activities increased by $382.5 million from cash used in financing activities of $4.4 million for the nine months ended September 30, 2017 to cash provided by financing activities of $378.1 million for the nine months ended September 30, 2018. This change was primarily due to the issuance of the Senior Term Loan and Senior Revolver and the Notes, net of issuance costs, of $358.2 million as well as the investment of $20 million from Intermountain related to the Intermountain Purchase Agreement, partially offset by $0.7 million of issuance costs.
Future Capital Needs
The Company continues to invest capital in order to achieve our strategic initiatives. In conjunction with our acquisition of Intermedix, we entered into the Credit Agreement and Note Purchase Agreement for the $295 million first lien Senior Secured Credit Facility, of which $270 million is Senior Term Loan and $25 million is a Senior Revolver, and $110 million consists of unsecured, subordinated notes. In addition, we plan to continue to enhance customer service by continuing our investment in technology to enable our systems to more effectively integrate with our customers’ existing technologies in connection with our strategic initiatives. We plan to continue to deploy resources to strengthen our information technology infrastructure, including automation, in order to drive additional value for our customers. We also expect to continue to invest in our shared services infrastructure and capabilities, and selectively pursue acquisitions and/or strategic relationships that will enable us to broaden or further enhance our offerings.
New business development remains a priority as we plan to continue to boost our sales and marketing efforts. We plan to continue to add experienced personnel to our sales organization, develop more disciplined sales processes and create an integrated marketing capability. Additionally, we expect to incur costs associated with implementation and transition costs to onboard new customers.
We believe that our available cash balances and the cash flows expected to be generated from operations and to the extent necessary, new borrowings under the revolving credit facility, will be sufficient to satisfy our current and planned working capital and investment needs for the next twelve months. No assurance can be given, however, that this will be the case.
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
The Senior Revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swing loans.” Any issuance of letters of credit or making of a swing loan will reduce the amount available under the revolving credit facility. As of September 30, 2018, we had no borrowings and no letters of credit, and $25.0 million of availability under the Senior Revolver.
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
Borrowings under the Senior Secured Credit Facilities bear interest, at our option, at: (i) an ABR rate equal to the greater of (a) the prime rate of Bank of America, N.A., (b) the federal funds rate plus 0.5% per annum, and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus 4.25% (provided that the Eurodollar rate applicable to the Term Loan Facility shall not be less than 0.00% per annum); or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the Term Loan Facility shall not be less than 0.00% per annum), plus 5.25%. The interest rate as of September 30, 2018 was 7.43%. We are also required to pay an unused commitment fee to the lenders under the Senior Revolver at a rate of 0.50% of the average daily unutilized commitments thereunder if the first lien net leverage ratio is greater than 2.00 to 1.00, or at a rate of 0.375% at any other time. We must also pay customary letter of credit fees, including a fronting fee as well as administration fees.

The Credit Agreement requires us to make mandatory prepayments, subject to certain exceptions, with: (i) beginning with fiscal year 2019, 75% (which percentage will be reduced upon the achievement of certain first lien net leverage ratios) of our annual excess cash flow; (ii) 100% of net cash proceeds of all non-ordinary course assets sales or other dispositions of property or casualty events, subject to certain exceptions and thresholds; and (iii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the Credit Agreement. We are required to repay the Senior Term Loan portion of the Senior Secured Credit Facilities in quarterly principal installments of 0.25% of the original principal amount commencing on September 30, 2018, with the balance payable at maturity. If, on or prior to May 8, 2019, we prepay or reprice any portion of the Senior Term Loan, we will be required to pay a prepayment premium of 1% of the loans being prepaid or repriced.
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
The Credit Agreement also contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase the Company’s capital stock; (vi) make investments, loans or advances; (vii) repay certain junior indebtedness; (viii) engage in certain transactions with affiliates; (ix) enter into sale and leaseback transactions; (x) amend material agreements governing certain of the Company’s junior indebtedness; (xi) change our lines of business; (xii) make certain acquisitions; and (xiii) limitations on the letter of credit cash collateral account. The Credit Agreement contains customary affirmative covenants and events of default. We were in compliance with all of the covenants in the Credit Agreement as of September 30, 2018.
Note Purchase Agreement
The Notes issued pursuant to the Note Purchase Agreement have an eight-year maturity. All of our obligations under the Note Purchase Agreement are guaranteed by the Subsidiary Guarantors.
As of September 30, 2018, $105.0 million of the Notes were due to related parties. For the three and nine months ended September 30, 2018, $5.8 million of interest expense was attributable to related parties.

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

The Note Purchase Agreement also contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of its subsidiaries to: (i) create liens on assets; (ii) engage in mergers or consolidations or sell all or substantially all of their respective assets; and (iii) pay dividends and distributions or repurchase the Company’s capital stock. The Note Purchase Agreement contains customary affirmative covenants and events of default. We were in compliance with all of the covenants in the Note Purchase Agreement as of September 30, 2018.

CONTRACTUAL OBLIGATIONS

The following table presents a summary of our contractual obligations as of September 30, 2018 (in millions):

	2018	2019	2020	2021	2022	2023	Thereafter	Total
Operating Leases (1)	$4.0	$15.0	$13.7	$12.8	$9.8	$8.8	$33.4	$97.5
Purchase and Capital Lease Obligations (2)	$3.3	$12.2	$5.7	$1.5	$—	$—	$—	$22.7
Debt obligations	$1.4	$2.7	$2.7	$2.7	$2.7	$2.7	$365.1	$380.0
Interest on debt	$9.0	$35.7	$35.5	$36.0	$36.9	$37.7	$73.0	$263.8
Total	$17.7	$65.6	$57.6	$53.0	$49.4	$49.2	$471.5	$764.0

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
Interest Rate Sensitivity. Our results of operations and cash flows are subject to fluctuations due to changes in interest rates due to our debt and banking arrangements, which can result in fluctuations in our interest income and expense. As of September 30, 2018, we do not utilize hedging relationships to manage interest rate fluctuations.
As of September 30, 2018, approximately $270 million aggregate principal amount of our debt bears interest at floating rates. Assuming the current level of borrowings, a one percentage point increase or decrease in interest rates would increase or decrease our annual interest expense by approximately $2.7 million.
Our interest income is primarily generated from variable rate interest earned on operating cash accounts.
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee and the Euro because a portion of our operating expenses are incurred by our subsidiaries in India and Lithuania, and are denominated in Indian rupees and Euros, respectively. We do not generate significant revenues outside of the United States. For the nine months ended September 30, 2018 and 2017, 6% and 8% of our expenses were denominated in foreign currencies, respectively. As of September 30, 2018 and 2017, we had net assets of $33.8 million and $21.1 million in foreign entities, respectively. The reduction in earnings from a 10% change in foreign currency spot rates would be $4.6 million and $3.0 million at September 30, 2018 and 2017, respectively.
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

For designated cash flow hedges, gains and losses currently recorded in accumulated other comprehensive loss will be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as cost of services. As of September 30, 2018, it was anticipated that approximately $0.2 million of net losses, net of tax, currently recorded in accumulated other comprehensive loss will be reclassified into cost of services within the next 12 months.

We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $0.3 million as of September 30, 2018.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

Other than as described below, we are presently not a party to any material litigation or regulatory proceeding and are not aware of any pending or threatened litigation or regulatory proceeding against us which, individually or in the aggregate, could have a material adverse effect on our business, operating results, financial condition or cash flows.

In May 2016, we were served with a False Claims Act case brought by a former emergency department service associate who worked at a hospital of one of the Company’s customers, MedStar Inc.’s Washington Hospital Center (“WHC”), along with WHC and three other hospitals that were PAS clients and a place holder, John Doe hospital, representing all PAS clients (U.S. ex rel. Graziosi vs. Accretive Health, Inc. et. al.), and seeking money damages, False Claims Act penalties and plaintiff’s attorneys’ fees.  The Second Amended Complaint alleges that the Company’s PAS business violates the federal False Claims Act. The case was originally filed under seal in 2013 in the federal district court in Chicago, was presented to the U.S. Attorney in Chicago, and the U.S. Attorneys declined to intervene. We filed a motion to dismiss the Second Amended Complaint on July 29, 2016. On March 22, 2017, the district court dismissed all claims against all hospital defendants other than Medstar Inc.’s WHC, and dismissed all claims related to TriCare-related episodes of care. Plaintiff filed a Third Amended Complaint, seeking to add claims related to other, as yet unidentified PAS clients, in January 2018, and despite our objections, the court granted that motion to amend in September 2018, and the parties are now engaged in expanded discovery for a subset of PAS clients, as directed by the court. We believe that we have meritorious defenses to all claims in the case and intend to vigorously defend the Company against these claims. The outcome is not presently determinable.

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
Unregistered Sale of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated (in millions, except share and per share data):

Period	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (in millions) (2)
July 1, 2018 through July 31, 2018	799	$8.66	—	$49.0
August 1, 2018 through August 31, 2018	—	$—	—	$49.0
September 1, 2018 through September 30, 2018	293	$9.51	—	$49.0

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

Item 6.	Exhibits

The following are filed or incorporated by reference as a part of this Quarterly Report on Form 10-Q:

(a)

Exhibit Number	Exhibit Description
10.1+	Amendment No. 3 to Amended and Restated Master Professional Services Agreement between the Registrant andAscension Health dated as of July 5, 2018
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Document
101.PRE	XBRL Presentation Linkbase Document
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
Date: November 7, 2018