Form 10-K
period 2018-12-31
R1 RCM INC.
filed 2019-02-22
CIK 1472595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-34746
 R1 RCM Inc.
(Exact name of registrant as specified in its charter)

Delaware	02-0698101
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
401 North Michigan Avenue, Suite 2700 Chicago, Illinois	60611
(Address of principal executive offices)	(Zip Code)
(312) 324-7820
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 par Value	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 29, 2018: $954,539,609

As of February 18, 2019, the registrant had 110,220,449 shares of common stock, par value $0.01 per share, outstanding.

Portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

R1 RCM INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the federal securities laws, that involve substantial risks and uncertainties. You should not place undue reliance on these statements. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K are forward-looking statements. The words "anticipate", "believe", "designed", "estimate", "expect", "forecast", "intend", "may", "plan", "predict", "project", "target", "will" or "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about our strategy, our future operations, our future financial position, our projected costs, our prospects, our plans, objectives of management, our ability to integrate the Intermedix business as planned and to realize the expected benefits from the acquisition, our ability to successfully deliver on our commitments to Intermountain and Ascension, our ability to deploy new business as planned, our ability to successfully implement new technologies, the expected outcome or impact of pending or threatened litigation and expected market growth. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	our ability to achieve or maintain profitability;

•	our ability to manage our operations effectively;

•	our ability to retain existing customers or acquire new customers;

•	disruptions in or damages to our shared services centers or third-party operated data centers;

•	delayed or unsuccessful implementation of our technologies or services, or unexpected implementation costs;

•	breaches or failures of our information technologies security measures or unauthorized access to a customer’s data;

•	our exposure to risks related to our growing international operations;

•	the development of markets for our RCM service offering;

•	competition within the market;

•	variability in the lead time of prospective customers;

•	fluctuations in our results of operations or cash flows;

•	the loss of key personnel;

•	our ability to integrate our customers’ revenue cycle management employees;

•	our potential liability resulting from future errors;

•	negative perceptions of the collection of medical co-pays and other payments from patients;

•	negative perceptions of offshore outsourcing and proposed legislation related thereto;

•	our ability to recognize the benefits of acquisitions and strategic plans;

•	risks related to our indebtedness;

•	the impact of litigation;

•	our legal responsibility for obligations related to our employees or our customers’ employees;

•	our ability to use our net operating loss carryforwards;

•	changes in tax laws and unanticipated tax liabilities;

•	our dependence on the A&R MPSA with Ascension;

•	our ability to realize the anticipated benefits of the Intermedix Acquisition;

•	our ability to comply with healthcare laws and regulations;

•	developments in the healthcare industry, including national healthcare reform;

•	our ability to comply with information privacy laws;

•	our ability to comply with debt collection and other consumer protection laws and regulations;

•	our ability to protect our intellectual property; and

•	other factors set forth in Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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
Overview
R1 is a leading provider of technology-enabled revenue cycle management ("RCM") services to healthcare providers, including health systems and hospitals, physicians groups, and municipal and private emergency medical service ("EMS") providers. Our services help healthcare providers generate sustainable improvements in their operating margins and cash flows while also enhancing patient, physician and staff satisfaction for our customers.

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

Our primary service offering consists of end-to-end RCM services for integrated healthcare delivery networks, which we deploy through an operating partner relationship or a co-managed relationship. Under an operating partner relationship, we provide comprehensive revenue cycle infrastructure to providers, including all revenue cycle personnel, technology solutions and process workflow. Under a co-managed relationship, we leverage our customers’ existing RCM staff and processes, and supplement them with our infused management, subject matter specialists, proprietary technology solutions and other resources. Under the operating partner model, we record higher revenue and expenses due to the fact that almost all of the revenue cycle personnel are our employees and more third-party vendor contracts are controlled by us. Under the co-managed model, the majority of the revenue cycle personnel and more third-party vendor contracts remain with the customer and those costs are netted against our co-managed revenue. For the years ended December 31, 2018 and 2017, substantially all of our net operating and incentive fees from end-to-end RCM were generated under the operating partner model.

We also offer modular services, allowing customers to engage us for only specific components of our end-to-end RCM service offering, such as physician advisory services ("PAS"), practice management ("PM"), and revenue capture services ("RCS"). Our PAS offering assists healthcare organizations in complying with payer requirements regarding whether to classify a hospital visit as an in-patient or an out-patient observation case for billing purposes. Our PM services offer administrative and operational support to allow healthcare providers to focus on delivering high quality patient care and outsource non-core functions to us. Our RCS offering includes charge capture, charge description master ("CDM") maintenance and pricing services that help providers ensure they are capturing the maximum net compliant revenue for services delivered.

In conjunction with the acquisition of Intermedix, we expanded our service offering to physician groups and EMS providers. Intermedix provides RCM and PM services to primary care physician groups and hospital-based physicians in a variety of specialties including emergency medicine, hospitals, anesthesia, and others. Intermedix also provides RCM services to emergency-service providers including municipalities, private providers of emergency services and hospital-based emergency-services providers.

Once implemented, our technology solutions, processes and services are deeply embedded in our customers’ day-to-day revenue cycle operations. We believe our service offerings are adaptable to meet an evolving healthcare regulatory environment, technology standards and market trends.

Revenue Cycle Software and Services Market

Revenue cycle is an important function for healthcare providers as they seek to collect payment due to them from health insurance companies and patients. Healthcare providers operate their revenue cycle with a combination of labor, software and services vendors. Third-party vendors offer various solutions including consulting services, software and services point solutions that cover one or multiple components of the revenue cycle and full outsourcing services, among others. The Centers for Medicare and Medicaid Services (CMS) projects hospital care expenditures in the U.S. to amount to $1.26 trillion in 2019. We estimate the cost of hospital revenue cycle operations to be approximately 5% of revenue, resulting in a market size of $63 billion. Additionally, CMS projects physician care expenditures to amount to $775 billion in 2019. We estimate cost of physician revenue cycle operations to be approximately 5.5% of revenue, resulting in a market size of $43 billion. According to Research and Markets, revenue cycle spend is projected to grow at a compounded annual growth rate of 12% through 2022.

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
Segment
All of our significant operations are organized around the single business of providing revenue cycle operations for healthcare providers.
We view our operations and manage our business as one operating and reporting segment. All of our net services revenue and trade accounts receivable are derived from healthcare providers, primarily domiciled in the United States. The information about our business should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. See Note 22, Segments and Customer Concentrations, to our consolidated financial statements for information regarding our segment and customer concentrations.
Our Services
Drawing on our combination of our extensive healthcare-site expertise, innovative technology and process excellence, we seek to deliver measurable economic value to our customers across our RCM solutions.
End-To-End Revenue Cycle Management Offering
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

The R1 Performance StackSM consists of four components:

Workflow - End-to-end work flow differentiated on outcomes - We deploy a fully cataloged, standardized methodology for revenue cycle execution from order intake and scheduling to claim reimbursement. The approach is based on standard structures and rigorous methods, tested and proven in multiple organizations and environments.

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
Our end-to-end RCM agreements generally provide us with the opportunity to earn net operating fees and incentive fees. Net operating fees include gross base fees we charge our customers for operating the revenue cycle processes included in our agreements less corresponding costs of customers’ revenue cycle operations which we undertake to pay pursuant to our RCM agreements, and agreements on a fixed fee, per-use and/or volumetric basis. We help our customers reduce their revenue cycle costs by implementing new operational practices, optimizing their technology suite and deploying more efficient processes. We work with our customers to transfer aspects of their revenue cycle operations to our shared services centers, which typically results in lower operating costs than operating those aspects of the revenue cycle at the customers’ site.
Incentive fees are performance-based fees related to agreed-upon improvements in financial or operating metrics at our customers. When using these metrics to calculate this improvement, we typically utilize metrics that are already being tracked by, or easily calculated from, our or our customers’ respective information systems and compare the results of those metrics against the results for the same metrics for a defined prior period.

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
Modular Solutions
Our modular service solutions allow customers to engage us for specific components of end-to-end RCM and expanded service offerings. These service offerings, including PAS, PM, and RCS, allow our customers to place their focus on delivering high quality patient care, while outsourcing non-core functions to us. Providing modular solutions allows us to expand our customer base utilizing technology and service offerings which have already been developed.
Business Update

Intermountain Services Agreement

On January 23, 2018, we entered into an Amended and Restated Services Agreement (the “Intermountain Services Agreement”) with IHC Health Services, Inc. (“Intermountain”) having a 10-year term. Pursuant to the

Intermountain Services Agreement, we will provide revenue cycle management services to Intermountain hospitals and medical group providers under the operating partner model. In addition, we will provide revenue cycle management services to Intermountain’s homecare, hospice and palliative care, durable medical equipment and infusion therapy business. In conjunction with the execution of the Intermountain Services Agreement, we entered into a Securities Purchase Agreement (the “Intermountain Purchase Agreement”) with Intermountain, pursuant to which we sold to Intermountain, in private placements under the Securities Act of 1933, as amended (the "Securities Act"), (i) 4,665,594 shares of common stock and (ii) a warrant to acquire up to 1,500,000 shares of Common Stock at an initial exercise price of $6.00 per share, on the terms and subject to the conditions set forth in the warrant, for an aggregate purchase price of $20 million.

Intermedix Acquisition

On February 23, 2018, we entered into an Agreement and Plan of Merger (the “Intermedix Agreement”), with Intermedix Holdings, Inc. (“Intermedix”) and solely in its capacity as Securityholder Representative, Thomas H. Lee Equity Fund VI, L.P. Pursuant to the terms of the Intermedix Agreement, the Company acquired Intermedix, including its healthcare division comprised of its physician and RCM, PM, and analytics businesses, for $460 million in cash, subject to customary adjustments for cash, debt, transaction expenses and normalized working capital, on May 8, 2018 ("Intermedix Acquisition"). We funded the purchase price for the Intermedix Acquisition and our associated transaction expenses with a combination of cash on hand and the incurrence of additional indebtedness through a term loan and subordinated debt. The acquisition of Intermedix expanded our service offering to non-acute settings to include physicians in addition to hospitals, and allows us to advance our vision to be the one revenue cycle partner for healthcare providers. The Intermedix Acquisition not only expands our total addressable market, but also enables us to better serve healthcare providers and compete more effectively as healthcare providers continue to consolidate and acquire physician networks.

AMITA Health / Presence Health

On June 24, 2018, we entered into an amendment to the A&R MPSA (the “Presence Amendment”) with Ascension to provide that we will enter into a supplement to the A&R MPSA to provide for RCM services and PAS services for acute care to Presence Health hospitals in accordance with terms set forth in the Presence Amendment. Presence Health is a part of AMITA Health, which is a joint venture of Ascension’s Alexian Brothers Health System and Adventist Midwest Health, part of Adventist Health System. The Presence Amendment provided that if we enter into a new master professional services agreement with AMITA Health for end-to-end RCM services in the future, the end-to-end RCM business with Presence will be governed by such new agreement. On and effective as of November 1, 2018, we entered into a new master professional services agreement with AMITA Health for end-to-end RCM and PAS services to AMITA Health hospitals and affiliated physician groups. Accordingly, Presence Health is now included in the scope of our agreement with AMITA Health.
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

We started onboarding the first phase of new hospitals in mid-2016, which was followed by the second phase of new hospitals in mid-2017. We have onboarded or started the onboarding process for substantially all of the new Ascension hospitals under the A&R MPSA. The A&R MPSA is structured as an operating partner model, whereby a significant number of Ascension’s revenue cycle employees become our employees. The operating partner model also transitions the control of the majority of the non-payroll expenses supporting a hospital’s revenue cycle operations to us.

In May 2017, we announced the expansion of our relationship with Ascension. The expanded relationship adds a health system which was acquired by Ascension after the signing of the A&R MPSA and increases the scope of our contract by adding physician RCM services for all Ascension ministries in Wisconsin.

On and effective as of June 24, 2018, we and Ascension entered into a supplement (the "Supplement") to the A&R MPSA. Pursuant to the Supplement, the Company will provide RCM services for physician groups that receive services from Ascension’s National Revenue Service Center and other groups associated with Ascension hospital systems. Each such physician group will be required to execute an addendum to the Supplement for those physician groups to receive services under the Supplement. Ascension has agreed that the Company may provide services to additional physician groups affiliated with or acquired by Ascension over time. The Supplement also provides for the re-badging of certain centrally-based revenue cycle operations employees who support Ascension’s physician groups. We began providing services under the Supplement during the fourth quarter of 2018.
Customers
Our customers typically are healthcare providers, including health systems and hospitals, physician groups, and municipal and private EMS providers. We seek to develop strategic, long-term relationships with our customers and focus on providers that we believe understand the value of our operating model and have demonstrated success in both the provision of healthcare services and the ability to achieve financial and operational results.
Hospital systems affiliated with Ascension have accounted for a significant portion of our net services revenue each year since our formation. For the years ended December 31, 2018, 2017 and 2016, net services revenue from healthcare providers affiliated with Ascension accounted for 69%, 90% and 78% of our total net services revenue, respectively.
Customer Agreements
We generally provide our RCM offering pursuant to managed services agreements with our customers. In rendering our services, we must comply with customer policies and procedures regarding charity care, personnel, data security, compliance and risk management, as well as applicable federal, state and local laws and regulations. Our end-to-end RCM agreements typically span two to ten years (subject to the parties' respective termination rights). In general, our end-to-end RCM agreements provide that:

•	we are required to staff a sufficient number of our own employees commensurate with the service offering and provide the technology necessary to implement and manage our services;

•	in our operating partner relationship model, we are responsible for providing all revenue cycle personnel, technology and process workflow;

•	a portion of our fees are tied to the achievement of certain financial or operating metrics; and

•	the parties provide representations and indemnities to each other.
Our agreements for modular solutions generally vary in length between one and three years. Customers pay a contractually negotiated fee for these services on a fixed fee, per-use or volumetric basis and, in certain cases, a portion of our fees are tied to the achievement of certain metrics.
Sales and Marketing

Our new business opportunities are generated by our sales and marketing team and other members of our senior management team. Our customer acquisition process utilizes traditional and non-traditional techniques to inform the marketplace of R1’s solutions. Broad outreach and interest are turned into selling opportunities through demand generation programs and a marketing-sales pipeline management process. Initial interaction with a prospective healthcare provider begins with a key decision maker reporting to executive management. The initial interaction begins by comparing the potential customer’s historical and projected results versus a standardized improvement model. The next step is a more detailed assessment of the prospect’s existing operations versus our RCM model and a review of the potential opportunities. We begin negotiations with a standardized contract that is customized, as necessary, after collaborative discussions of operational and management issues and our proposed working relationship. Our sales process for RCM managed services agreements typically lasts six to 18 months from the introductory meeting to the agreement’s execution, while our sales process for our modular solutions typically lasts three to six months.
Technology and Products
Technology and Product Development

Our technology and product development process begins with interaction with the marketplace and understanding of healthcare providers’ needs and challenges. Our product management team in our Chicago headquarters, working closely with our operations team, leads these efforts with product development operations facilities in the United States, Lithuania and India. We continue to invest in the improvement of our technology and products in order to enhance the services that we provide our customers. We devote substantial resources to our development efforts and plan at an annual, quarterly, and monthly release level. We employ a structured system to assess the impact that potential new technologies, products or enhancements will have on net services revenue, costs, efficiency and customer satisfaction. The results of this analysis are evaluated in conjunction with our overall corporate goals when making development decisions. In addition to our technology and products development team, our operations personnel play an integral role in setting technology and product priorities in support of their objective of keeping our software operating 24 hours a day, seven days a week.
Proprietary Software Suite
Our integrated suite of RCM technology provides a layer of analytics, rules processing and workflow capabilities that interface with provider systems to optimize process efficiency and effectiveness. These technologies power the detection of defects on patient accounts and enable staff workflow at point of service areas, customer sites and our shared service centers. Our technology suite includes but is not limited to:

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

•
"R1 Link" delivers all of the insight and defect detection capabilities of our proprietary rules engines in real-time to point of service emergency department and registration areas within healthcare organizations. When defects or inconsistent data are detected in the data entry or registration process, users receive targeted messages alerting them to resolve the issue while the patient is still in front of them.

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

These propriety technology applications run on an integrated platform built on a modern event driven architecture and rules engines that enhance integration of systems and operational workflows. Our applications are deployed on a highly-scalable architecture based upon Microsoft and other industry leading platforms. We offer a common experience for end-users and believe the consistent look and feel of our applications allows our customers and staff to use our software suite quickly and easily.
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

When these interfaces are in place, we provide a holistic application suite across the healthcare provider's revenue cycle. For our purposes, the revenue cycle starts when a patient registers for future service or arrives at a hospital or clinic for unscheduled service, and ends when the healthcare organization has collected all the appropriate revenue from all possible sources. Thus, we provide eligibility, address validation, skip tracing, charge capture, patient and payer follow-up, analytics and tracking, charge master management, contract modeling, contract "what if" analysis, collections and other functions throughout the customer’s revenue cycle.

We recently migrated our core applications to enterprise-class, industry-leading, third-party data centers located in Dallas, TX and Ashburn, VA. The transition is substantially complete, with the remainder expected to be completed in the first quarter of 2019. Our internal financial application suite is hosted in various locations in a U.S.-based cloud model. The third-party partners we use for hosting are compliant with the Statement on Standards for Attestation Engagements, or SSAE, No. 16, Reporting on Controls at a Service Organization (Service Organization Controls 1). We have agreements with our hardware and system software suppliers for support 24 hours a day, seven days a week. Our operations personnel also use our resources located in our other U.S. facilities, as well as our India facilities.

Data and information regarding our customers’ patients reside within the continental U.S. data centers and is encrypted both when transmitted over the internet and at-rest. We have dedicated links for data replication between our primary and secondary production data centers for resiliency and redundancy. We also have data backups that occur at appropriate intervals.

If a combination of events were to cause a system failure, we would follow our IT incident management processes to isolate the failure and restore services. We believe that no combination of failures by our systems can impact a customer’s ability to deliver patient care because our systems run parallel to the client’s host system, which is the system of record for all patient-related information.

Our third-party data centers are designed to withstand many catastrophic events such as blizzards, hurricanes and power grid anomalies. To protect against a catastrophic event where our primary data center is destroyed and service cannot be completely restored within a few days, we continuously replicate our data from our primary data center to our secondary data center. In addition, we store backups of our virtual servers, applications, and databases off-site, which would be utilized to make our systems and IT infrastructure operational. We would re-establish operations by pointing to secondary data-center servers and, where appropriate, restoring data from the off-site backups and re-establishing connectivity with our customers’ host systems. There would be minimal changes needed on the customer host systems, and no changes on customer workstations would need to be made for customers to reconnect to our systems.
Digital Transformation Office

In November 2018, we launched a Digital Transformation Office (“DTO”) to systematically automate our transactional environment on an end-to-end basis. We anticipate that the DTO will have three principal objectives: (1) digitization of the patient and physician interface with the revenue cycle; (2) automation of manual tasks using robotic process automation technology; and (3) using advanced data analysis methods to improve complex revenue cycle processes such as denials via machine learning and predictive modeling. We intend to automate several hundred transactional processes over the next several quarters.
Information Security

We dedicate significant resources to protecting our customers’ confidential and protected health information ("PHI"). Our security strategy employs various best practices, multi-layered defenses, and relevant technologies designed to control, audit, monitor and protect access to sensitive information. With our comprehensive, cross-functional approach, we have received and maintained certification from the Health Information Trust ("HITRUST") Alliance since January 2013. The HITRUST Common Security Framework ("CSF"), the most widely adopted framework in the healthcare industry, provides a comprehensive set of baseline security controls that leverage nationally and internationally accepted standards, including ISO, NIST, PCI, HIPAA and COBIT. Our HITRUST certification validates our continued commitment to compliance with the Health Insurance Portability and Accountability Act of 1996, as amended, and the regulations that have been issued under it, such as the Health Information Technology for Economic and Clinical Health Act, or HITECH Act ("HITECH") and OMNIBUS regulations, which we collectively refer to as "HIPAA", and to state-specific security and privacy laws regarding the creation, access, storage or exchange of PHI and financial information. With continual receipt of HITRUST CSF Certified Status, we believe we are recognized as meeting key healthcare regulations and requirements for protecting and securing sensitive private healthcare information and appropriately managing risk.
Competition
The market for our solutions is highly competitive and we expect competition to intensify in the future. We believe that competition for the services we provide is based primarily on the following factors:

•	knowledge and understanding of the complex healthcare payment and reimbursement system in the United States;

•	a track record of delivering revenue improvements and efficiency gains for healthcare organizations;

•	predictable and measurable results;

•	the ability to deliver a solution that is fully-integrated along each step of a healthcare organization's revenue cycle operations;

•	cost-effectiveness, including the breakdown between up-front costs and pay-for-performance incentive compensation;

•	reliability, simplicity and flexibility of technology platforms;

•	understanding of the healthcare industry’s regulatory environment; and

•	sufficient and scalable infrastructure and financial stability.

We face competition from various sources, including other end-to-end RCM providers and the internal RCM departments of healthcare organizations. Healthcare providers that previously have made internal investments in their RCM departments sometimes choose to continue to rely on their own internal RCM staff.
We also compete with several categories of external market participants, most of which focus on specific components of the healthcare revenue cycle. External market participants include:

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
International Laws. In addition to data privacy and security statutes in the United States, the European Union (“EU”) has also introduced the General Data Protection Regulation 2016/679 (“GDPR”). GDPR became applicable on May 25, 2018, and applies to our activities conducted from an establishment in the EU, such as our subsidiary in Lithuania. Our UK operations will remain subject to GDPR (or the UK equivalent) depending on the outcome of the Brexit negotiations. GDPR creates an enhanced range of compliance obligations, including duties as to privacy notices, legal bases for processing, data retention, data security, and rights for individuals. Additionally, GDPR significantly increases financial penalties for non-compliance, including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements.
Government Regulation of Reimbursement
Our customers are subject to regulation by a number of governmental agencies, including those that administer the Medicare and Medicaid programs. Accordingly, our customers are sensitive to legislative and regulatory changes in, and limitations on, the government healthcare programs and changes in reimbursement policies, processes and payment rates. During recent years, there have been numerous federal legislative and administrative actions that have affected government programs, including adjustments that have reduced or increased payments to physicians and other healthcare providers and adjustments that have affected the complexity of our work. For example, the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) established a Quality Payment Program (QPP) that requires physician groups to track and report a multitude of data relating to quality, clinical practice improvement activities, use of an electronic health record and cost. Success or failure with respect to these measures may impact reimbursement in future years. Similarly for hospitals, participation in the Medicare Value-Based Purchasing Program, which requires the reporting of quality and cost measures, can have up to a 1.59% impact on inpatient reimbursement from Medicare in 2019. It is possible that the federal or state governments will implement additional reductions, increases or changes in reimbursement in the future under government programs that adversely affect our customer base or increase the cost of providing our services. Any such changes could adversely affect our own financial condition by reducing the reimbursement rates of our customers.
Shortly after taking office, President Trump began a series of initiatives to reduce government regulation. Executive Order 13771 requires federal agencies to identify two existing regulations to be repealed whenever a new regulation is proposed (referred to as the “2-for-1” Executive Order). Executive Order 13777 requires each federal agency to appoint a Regulatory Reform Officer and Regulatory Reform Task Forces to ensure that agencies effectively carry out these regulatory reform initiatives. For the most part, the 2-for-1 Executive Order has not impacted government regulation of reimbursement because transfer rules, or rules that deal with the transfer of money or goods from one group to another, such as Medicare providers, are exempt from the Executive Order. However, CMS has formed a regulatory reform task force, and has solicited public comments on regulations that could be revised or repealed to reduce the burden on health care providers.
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
In particular, the federal FCA prohibits a person from knowingly presenting or causing to be presented a civil false or fraudulent claim for payment or approval by an officer, employee or agent of the United States. The FCA also prohibits a person from knowingly making, using or causing to be made or used a false record or statement material to such a claim. The FCA was amended on May 20, 2009 by the Fraud Enforcement and Recovery Act of 2009 ("FERA"). Following the FERA amendments, the FCA’s "reverse false claim" provision also creates liability for persons who knowingly conceal an overpayment of government money or knowingly and improperly retain an overpayment of government funds. In addition, the Patient Protection and Affordable Care Act of 2010 ("ACA") requires providers to report and return overpayments and to explain the reason for the overpayment in writing within 60 days of the date on which the overpayment is identified, and the failure to do so is punishable under the FCA. In 2016, the U.S. Supreme Court recognized an implied false certification theory under the FCA which expands the scope of potential actionable conduct under the FCA to include any misleading omission in submitting a claim, to the extent the omission renders the provider’s representations misleading with respect to the goods or services provided. Universal Health Servs., Inc., v. United States ex rel. Escobar, 136 S.Ct. 1989, 1999 (2016). Violations of the FCA may result in treble damages, significant monetary penalties and other collateral consequences including, potentially, exclusion from participation in federally funded healthcare programs. Penalties for FCA violations range from $10,957 to $21,916 per claim.
In addition, under the Civil Monetary Penalty Act of 1981, the Department of Health and Human Services Office of Inspector General has the authority to impose administrative penalties and assessments against any person, including an organization or other entity, who knowingly presents, or causes to be presented, to a state or federal government employee or agent certain false or otherwise improper claims. Civil monetary penalties for false claims range from $11,181 to $22,363 per claim.
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
Emergency Medical Treatment and Labor Act
The federal Emergency Medical Treatment and Labor Act ("EMTALA") was adopted by the U.S. Congress in response to reports of a widespread hospital emergency room practice of "patient dumping." At the time of EMTALA’s enactment, patient dumping was considered to have occurred when a hospital capable of providing the needed care sent a patient to another facility or simply turned the patient away based on such patient’s inability to pay for his or her care. EMTALA imposes requirements as to the care that must be provided to anyone who seeks care at facilities providing emergency medical services. In addition, CMS of the U.S. Department of Health and Human Services has issued final regulations clarifying those areas within a hospital system that must provide emergency treatment, procedures to meet on-call requirements, as well as other requirements under EMTALA. Sanctions for failing to fulfill these requirements include exclusion from participation in the Medicare and Medicaid programs and civil monetary penalties. In addition, the law creates private civil remedies that enable an individual who suffers personal harm as a direct result of a violation of the law to sue the offending hospital for damages and equitable relief. A hospital that suffers a financial loss as a direct result of another participating hospital’s violation of the law also has a similar right.

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
Foreign Regulations
Our international operations are subject to additional regulations that govern the creation, continuation and winding up of companies, as well as the relationships between the shareholders, the company, the public and the government.
Intellectual Property

We rely upon a combination of patent, trademark, copyright and trade secret laws and contractual terms and conditions to protect our intellectual property rights, and have sought patent protection for aspects of our key innovations.
We have been issued four U.S. patents (including one from a predecessor company of Intermedix), which expire between 2028 and 2031, and we have filed three additional U.S. patent applications that relate to key domains of our R1 Access software suite: improving efficiency of client claims' reimbursement, follow-up and measurement. Legal standards relating to the validity, enforceability and scope of protection of patents can be uncertain. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Our patent applications may not result in the grant of patents with the scope of the claims that we seek, if at all, or the scope of the granted claims may not be sufficiently broad to protect our products and technology. Our four granted patents or any patents that may be granted in the future from pending or future applications may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. Third parties may develop technologies that are similar or superior to our proprietary technologies, duplicate or otherwise obtain and use our proprietary technologies or design around patents owned or licensed by us. If our technology is found to infringe any patent or other intellectual property right held by a third party, we could be prevented from providing our service offerings and/or subjected to significant damage awards.
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
Financial Information About Geographic Areas
The majority of our customers are entities organized and located within the United States. See Note 7, Property, Equipment and Software, to our consolidated financial statements for information regarding the location of our long-lived assets.
Employees
As of February 18, 2019, we had approximately 16,500 full-time employees, as well as approximately 2,100 part-time employees. Of these employees, approximately 10,200 full-time and 2,000 part-time employees were located in the U.S., and approximately 6,300 full-time employees and 100 part-time employees were located internationally. Our employees are not represented by a labor union, and we consider our current employee relations to be good.
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
While we generated net income in 2016, we have incurred net losses in most of our recent fiscal years in accordance with United States generally accepted accounting principles ("GAAP"). We also incurred significant costs in most of our recent fiscal years including, among other things, acquisition and integration related costs and costs related to exploration of strategic alternatives, legal defense, debt related fees and expenses, restructuring and/or previously settled lawsuits filed against us and we may continue to incur additional costs in connection with certain of these matters in 2019. Further, we have incurred and expect to incur additional costs for investments in technology, facilities and talent to support the anticipated growth of our business, including growth related to the expected implementation of our services under our operating partner relationships. We intend to continue to increase our operating expenses associated with sales and marketing in future years in an effort to expand our business. If our revenue does not increase to offset these increases in costs, our operating results would be adversely affected. You should not consider our historical operating results as indicative of future operating results, and we cannot assure you that we will be able to achieve or maintain profitability in the future. Each of the risks described in this "Risk Factors" section, as well as other factors, may adversely affect our future operating results.
If we fail to manage our operations effectively, our business would be harmed.
We have not always been fully successful in managing the expansion of our operations which has led, at times, to customer dissatisfaction and weaknesses in our operating, internal and financial controls. To manage potential future growth, we will need to hire, integrate and retain highly skilled and motivated employees, and will need to work effectively with a growing number of customer employees engaged in revenue cycle operations. We will also need to continue to maintain or improve our operating, internal, and financial controls, reporting systems and procedures. If we do not effectively manage our operations, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality service offerings.
If we are unable to retain our existing customers or acquire new customers, our financial condition will suffer.
Our success depends in part upon the retention of our customers and our ability to acquire new customers. We derive our net services revenue primarily from managed services agreements pursuant to which we receive performance-based fees. Customers can elect not to renew their managed services agreements with us upon expiration. Our agreements with certain customers permit such customers to terminate for convenience, subject to a notice period. If a managed services agreement is not renewed or is terminated early for any reason, we would not derive the financial benefits that we would expect to derive by serving that customer. In addition, certain customers agreements contain clauses requiring us to offer fees at least as low as the fees we offer other customers. If we offer new customers a lower fee, it may impact our ability to continue to be profitable while serving existing customers.
Some of our managed services agreements require us to adhere to extensive, complex data security, network access and other institutional procedures and requirements of our customers, and we cannot guarantee that some of our customers will not allege that we have not complied with all such procedures and requirements. If we breach a managed services agreement or, for certain of our managed services agreements, fail to perform in accordance with contractual service levels, we may be liable to the customer for damages, and either we or the customer may generally terminate an agreement for a material uncured breach by the other. In addition, financial issues or other changes in customer circumstances, such as a customer change in control (including as a result of increasing consolidation within the healthcare provider industry), may cause us or the customer to seek to modify or terminate a managed services agreement.

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

Our services involve the storage and transmission of customers’ proprietary information and protected health, financial, payment and other personal information of patients. We rely on proprietary and commercially available systems, software, tools and monitoring, as well as other processes, to provide security for processing, transmission and storage of such information. Due to the sensitivity of this information, the effectiveness of such security efforts is very important. If our security measures are breached or fail as a result of third-party action, employee error, malfeasance or otherwise, someone may be able to obtain unauthorized access to customer or patient data. Improper activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our computer systems. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, and we may be unable to anticipate these techniques or to implement adequate preventive measures. Our security measures may not be effective in preventing these types of activities, and the information technology security measures of our third-party data centers and service providers may not be adequate.

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
Our growing international operations expose us to risks that could have a material adverse effect on our costs of operations.
We employ a significant number of international personnel and expect to continue to add personnel in India. While there are cost and service advantages to operating in India, significant growth in the technology sector in India has increased competition to attract and retain skilled employees and has led to a commensurate increase in compensation expense. In the future, we may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure in India.
Our reliance on an international workforce exposes us to disruptions in the business, political and economic environment in those regions. Maintenance of a stable political environment is important to our operations, and terrorist attacks and acts of violence or war may directly affect our physical facilities and workforce or contribute to general instability. Our international operations require us to comply with local laws and regulatory requirements, which are complex and of which we may not always be aware, and expose us to foreign currency exchange rate risk. Our international operations may also subject us to trade restrictions, reduced or inadequate protection for intellectual property rights, security breaches and other factors that may adversely affect our business. Negative developments in any of these areas could increase our costs of operations or otherwise harm our business.
The markets for our RCM service offering may develop more slowly than we expect, including because some potential customers for our services previously have made or in the future will make investments in internally developed solutions and choose to continue to rely on their own internal resources, which could adversely affect our revenue growth.

Our success depends, in part, on the willingness of healthcare organizations to implement integrated solutions for the areas in which we provide services. Some organizations may be reluctant or unwilling to implement our solutions for a number of reasons, including failure to perceive the need for improved revenue cycle operations or lack of knowledge about the potential benefits our solutions provide.
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
The market for our solutions is highly competitive and we expect competition to intensify in the future. The rapid changes in the U.S. healthcare market due to financial pressures to reduce the growth in healthcare costs and from regulatory and legislative initiatives are increasing the level of competition. We face competition from new entrants, internal RCM departments and external participants. External participants that are our competitors in the revenue cycle market include end-to-end RCM providers, software vendors and other technology-supported RCM business process outsourcing companies, traditional consultants and information technology outsourcers. These types of external participants also compete with us in the field of physician advisory services. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, regulations or customer requirements. We may not be able to compete successfully with these companies, and these or other competitors may introduce technologies or services that render our technologies or services obsolete or less marketable. Even if our technologies and services are more effective than the offerings of our competitors, current or potential customers might prefer competitive technologies or services to our technologies and services. Increased competition is likely to result in pricing pressures, which could adversely affect our margins, growth rate or market share.
We face a selling cycle of variable length to secure new RCM agreements, making it difficult to predict the timing of specific new customer relationships.
We face a selling cycle of variable length, typically spanning six to 18 months or longer, to secure a new managed services agreement. Even if we succeed in developing a relationship with a potential new customer, we may not be successful in entering into a managed services agreement with that customer. In addition, we cannot accurately predict the timing of entering into managed services agreements with new customers due to the complex procurement decision processes of most healthcare providers, which often involves high-level management or board committee approvals. Many of our government customers require rebid of existing service contracts every three to five years. Even if we have a good relationship and strong performance history with the customer, open and competitive bidding practices mean we may not be awarded the renewal business or may have to aggressively price our services to be successful. Also, new and renewal government contracts often require approval of appointed or elected bodies which means that politics and public opinion may affect to outcome of a bidding process. Consequently, we have only a limited ability to predict the timing of specific new customer relationships.
Our results of operations and cash flows fluctuate as a result of certain factors, some of which may be outside of our control.
A variety of events could occur which are outside of our control and could have an impact on our operations and cash flows. For example, the timing of any new customer additions is not likely to be uniform period to period, which can cause fluctuations in our results. Operating costs are typically higher in periods in which we add new customers because we incur expenses to implement our operating model at those customers. Further, fees billable to customers under many of our managed services agreements experience fluctuations as they are tied contractually to the level of our customers’ cash receipts. Fees have a significant effect on our cash flows, and changes in the amount of fees can cause significant fluctuations in our quarter-to-quarter operating cash flows. Our cash flows can also be impacted by the timing of operating costs.
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

Under the terms of agreements with certain customers, we expect to continue to transition a significant number of our customers’ revenue cycle management employees to our employment from time to time. For example, we began transitioning employees from AMITA, Presence Health, Intermountain Healthcare, and Ascension Medical Group in 2018. We may experience difficulties in integrating these employees. Such difficulties may include the diversion of management’s attention from other business concerns. If we experience difficulties in integrating these employees, our business, results of operations and financial condition could be adversely affected.
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
Offshore outsourcing is a politically sensitive topic in the United States. For example, various organizations and public figures in the United States have expressed concern about a perceived association between offshore outsourcing providers and the loss of jobs in the United States. The Tax Jobs and Cuts Act of 2017 significantly reduced corporate taxes in part to encourage companies to keep work in the United States. Current or prospective customers may elect to perform such services themselves or may be discouraged from transferring these services from onshore to offshore providers to avoid negative perceptions that may be associated with using an offshore provider. Any slowdown or reversal of existing industry trends towards offshore outsourcing would increase the cost of delivering our services if we had to relocate aspects of our services from our international operations to the United States where operating costs are higher.
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

From time to time, we make strategic acquisitions or enter into long-term strategic partnerships. Transactions such as the A&R MPSA with Ascension, the amended and restated services agreement with Intermountain and the acquisition of Intermedix, and transactions that we may enter into in the future, may involve significant challenges and risks, including that the transactions do not advance our business strategy, or fail to produce satisfactory returns on our investment. Our due diligence reviews may not identify all of the issues necessary to accurately estimate the cost and potential risks of a particular transaction, including potential exposure to regulatory sanctions as a result of a target company or partner’s previous activities, leading to unexpected costs. As a result of these risks, any future acquisition or long-term strategic partnership may not be successful, and we may not realize any benefits from any such transaction.

We have a substantial amount of indebtedness. The agreements that govern our indebtedness contain covenants that impose restrictions on our ability to operate.

We funded a portion of the purchase price for the Intermedix Acquisition with a new $270 million senior secured term loan and $110 million principal amount of unsecured, subordinated notes. The loan agreements for this indebtedness contain certain customary representations and warranties, affirmative and negative financial covenants, indemnity obligations and events of default. These covenants could have important consequences to us, including:

•
our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms, or at all;

•
negative financial covenants contained in the debt agreements require us to meet financial tests that may affect our flexibility in planning for, and reacting to, changes in our business, including possible acquisition opportunities;

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
We are currently and have in the past been involved in lawsuits, claims, audits and investigations related to our business. These lawsuits, claims, audits and investigations, which are described in "Part I – Item 3 – Legal Proceedings", have resulted in, and may lead to additional, unfavorable publicity for us and may continue to materially adversely affect our business, financial condition, operating results and cash flows in various ways, including having a disruptive effect upon the operation of our business and consuming the time and attention of our senior management.
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
Under our co-management model, we work with customers’ employees engaged in the activities included in the scope of our services. Our co-management model agreements establish the division of responsibilities between us and our customers for various personnel management matters, including compliance with and liability under various employment laws and regulations. We could, nevertheless, be found to have liability with our customers for actions against or by employees of our customers, including under various employment laws and regulations, such as those relating to discrimination, retaliation, wage and hour matters, occupational safety and health, family and medical leave, notice of facility closings and layoffs and labor relations, as well as similar liability with respect to our own employees, and any such liability could result in a material adverse effect on our business.
Our ability to use our net operating loss carryforwards may be limited.
As of December 31, 2018, we had approximately $235.2 million of federal net operating loss carryforwards for U.S. income tax purposes that begin to expire in 2033 and cumulative state net operating loss carryforwards of approximately $221.1 million. Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to use its net operating loss carryforwards if it experiences an "ownership change." Net operating loss carryforwards for Intermedix are also limited to an annual Section 382 limitation. Similar rules and limitations may apply for state income tax purposes. In the event an "ownership change" were to occur in the future, our ability to utilize our net operating losses could be limited. If our net operating loss carryforwards are limited, and we have taxable income which exceeds the available net operating loss carryforwards for that period, we would incur an income tax liability even though net operating loss carryforwards may be available in future years prior to their expiration.
We offer our services in many jurisdictions and, therefore, may be subject to federal, state, local and foreign taxes that could harm our business or that we may have inadvertently failed to pay.
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
Risks Related to Ascension and the Transaction
Healthcare providers affiliated with Ascension currently account for a significant portion of our net services revenue. The early termination of our A&R MPSA with Ascension, or any significant loss of business from our large customers, would have a material adverse effect on our business, results of operations and financial condition.
Healthcare providers affiliated with Ascension have accounted for a significant portion of our net services revenue each year since our formation. In 2018, 2017, and 2016, net services revenue from healthcare providers affiliated with Ascension represented 69%, 90%, and 78% of our total net services revenue, respectively. The early termination of the A&R MPSA, the loss of any of our other large customers or their failure to renew their managed services agreements with us upon expiration, or a reduction in the fees for our services for these customers, could have a material adverse effect on our business, results of operations and financial condition.
Our agreement with Ascension requires us to offer to Ascension service fees that are at least as low as the fees we charge any other customer receiving comparable services at comparable or lower volumes.
Our A&R MPSA with Ascension requires us to offer to Ascension's affiliated healthcare providers fees for our services that are at least as low as the fees we charge any other customer receiving comparable services at lower volumes. If we were to charge lower service fees to any other customer receiving comparable services at lower volumes, we would be obligated to charge such lower fees to the hospital systems affiliated with Ascension effective as of the date such lower charges were first implemented for such other customer. If we offer customers lower rates as discussed above, it could have a material adverse effect on our results of operations and financial condition.
The shares of Series A Preferred Stock are senior obligations, rank prior to our common stock with respect to dividends, distributions and payments upon liquidation and have other terms, such as a put right and a mandatory conversion date, that could negatively impact the value of shares of our common stock.

We have issued 246,233 shares of Series A Preferred Stock to the Investor. The rights of the holders of our Series A Preferred Stock with respect to dividends, distributions and payments upon liquidation rank senior to similar obligations to our common stock holders. Upon our liquidation or upon certain changes of control, the holders of our Series A Preferred Stock are entitled to receive, prior and in preference to any distribution to the holders of any other class of our equity securities, an amount equal to the greater of the outstanding principal plus all accrued and unpaid dividends on such Series A Preferred Stock (which cumulative dividends accrue at the rate of 8.0% per annum and compound quarterly) and the amount such holders would have received if such Series A Preferred Stock had been converted into common stock. Until February 16, 2023, the dividends on the Series A Preferred Stock will be paid-in-kind and thereafter such dividends may be paid in cash or paid-in-kind at the election of the Company.
The terms of the Series A Preferred Stock provide rights to their holders that could negatively impact our Company. Shares of our Series A Preferred Stock may be converted at any time at the option of the holder at an effective initial conversion price of $2.50 per share (which conversion price is subject to adjustment upon the occurrence of certain events).
Further, so long as the Investor owns at least 25% of our common stock on an as-converted basis, no dividends on our common stock (or any other equity securities junior in right to the Series A Preferred Stock) may be paid without the consent of the Investor. To the extent any dividend, distributions or other payments are made on our common stock, the holders of the Series A Preferred Stock shall have the right to participate on an as converted basis in any such dividends, distributions or other payments. The existence of such a senior security could have an adverse effect on the value of our common stock.
The Investor, an affiliate of TowerBrook and Ascension, is a significant shareholder in us and may have conflicts of interest with us or you in the future.
In connection with the Transactions, we entered into a purchase agreement with the Investor and Ascension, pursuant to which we issued (i) 200,000 shares of our Series A Preferred Stock for an aggregate price of $200 million and (ii) a warrant to acquire up to 60 million shares of our common stock. As a result of this ownership, so long as certain ownership thresholds are met, the Investor, among other things, has the right to nominate a majority of the members of our board of directors ("Board") and has a consent right over certain corporate actions, including the declaration of any dividend, any amendment of the A&R MPSA, the incurrence of indebtedness in excess of $25.0 million, the acquisition of any assets or properties or the making of any capital expenditures in excess of $10.0 million, the approval of our annual budget and the hiring or termination of our chief executive officer. In addition, as of December 31, 2018, the issued and outstanding Series A Preferred Stock would represent approximately 48% of the current voting power at a meeting of our stockholders.
The interests of the Investor and its affiliates may differ from our other stockholders in material respects. For example, the Investor may have an interest in pursuing acquisitions, divestitures, financings (including financings that are secured and senior to the Series A Preferred Stock) or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to you. Additionally, Ascension is an affiliate of the Investor and as our largest customer their interests may differ from yours. The Investor or its affiliates or advisors are also in the business of making or advising on investments in companies, and may from time to time in the future, acquire interests in, or provide advice to, businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. They may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. You should consider that the interests of these holders may differ from yours in material respects.
Risks Related to the Acquisition of Intermedix

We may fail to realize the anticipated benefits of the Intermedix Acquisition.

The success of the acquisition of Intermedix will depend on, among other things, our ability to realize anticipated synergies and cost savings from the combination of the businesses of R1 and Intermedix. In particular, the anticipated benefits are subject to the following risks:

•	we may fail to realize the anticipated synergies and cost savings we expect from the acquisition;

•	the incurrence of substantial indebtedness in connection with the financing of the acquisition may have an adverse effect on our liquidity;

•	we may fail to retain key employees of Intermedix;

•	we may be unable to successfully integrate personnel from the two companies, while at the same time attempting to provide consistent, high quality services;

•	future developments may impair the value of our purchased goodwill or intangible assets;

•	we may face difficulties establishing, integrating or combining operations and systems;

•	we may face challenges retaining the customers of the acquired businesses;

•	we may encounter unforeseen internal control, regulatory or compliance issues; and

•	we may face other additional risks relating to regulatory matters, legal proceedings, tax laws or positions.

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
Backlog of administrative appeals could adversely affect our business.

Many of our clients are able to file administrative appeals when a claim is denied. A hospital or physician clinic can request reconsideration with the contractor, then appeal to an independent contractor, and then appeal to an administrative law judge (ALJ). Historically the best chance of success on appeal comes at that third level of appeal, to the ALJ. However, the ALJ appeals system is significantly backlogged. At the end of 2018, it was taking Medicare providers on average 1,142 days to resolve an appeal at the ALJ level (about 3 years). While an appeal is pending, usually the revenue is recouped. The failure to get a timely resolution of an appeal could present cash flow issues for a client and consequently, impact a client's ability to pay us on time.
Developments in the healthcare industry, including national healthcare reform, could adversely affect our business.
The healthcare industry has changed significantly in recent years and we expect that significant changes will continue to occur. The timing and impact of developments in the healthcare industry are difficult to predict. We cannot be sure that the markets for our services will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets. The adoption of legislative measures to reform the Medicaid program through block grants and other methods could reduce healthcare revenue and have an adverse effect on our business. We are unable to predict what additional healthcare initiatives, if any, will be implemented at the federal or state level, or what the ultimate effect of federal health care reform or any future legislation or regulation will have on us. Other material changes have required and will continue to require significant system and business changes throughout the healthcare industry, and may be disruptive to our customers and our business. Such disruption could result in, among other things, the imposition of significant new challenges to our ability to achieve performance targets specified under our customer contracts, as well as a need for us to redeploy resources or to obtain new resources in an effort to meet such challenges, all of which could adversely affect our business or our results of operations. Additionally, several reductions or changes to Medicare reimbursement have been enacted recently or will be implemented, which reductions and changes could reduce the amounts received by our customers and may have an adverse indirect effect on our business.
Healthcare reform also is causing the transition of some payment methods and provider reimbursement from volume-based reimbursement to value-based reimbursement models, which can include risk-sharing, accountable care organizations, capitation, bundled payment and other innovative approaches. While such new reimbursement models may provide us with opportunities to provide new or additional services to our customers (e.g., our value based reimbursement capabilities within our RCM service offering) and to participate in incentive-based payment arrangements for our services, there can be no assurance that such new models and approaches will prove to be profitable to our customers or to us. Further, such new models and approaches may require investment by us to develop technology or expertise to offer necessary and appropriate services or support to our customers, and the amount of such investment and the timing for return of such investment are not fully known at this time due to the uncertainties of healthcare reform and payment and reimbursement model transitions that are occurring. Certain new care delivery and reimbursement models are being offered as pilot programs or as limited or transitional programs, and there is no assurance that such programs will continue or be renewed. Any of these models and approaches, and changes generally in the healthcare industry, can impact the relationships between our customers and payers, from which our customers derive revenue and with which revenue our customers pay for our services. Adoption of such new models and approaches may require compliance with a range of federal and state laws relating to fraud and abuse, insurance, reinsurance and managed care regulation, billing and collection, corporate practice of medicine restrictions and licensing, among others. Many states in which these new value-based structures are being developed lack regulatory guidance or a well-developed body of law for these new models and approaches, or may not have updated their laws or enacted legislation yet to reflect the new healthcare reform models. As a result, although we have structured, and will attempt to structure and conduct, our operations in accordance with our interpretation of current laws and regulations, new laws, regulations or guidance could have a material adverse effect on our current and future operations and could subject us to the risk of restructuring or terminating our customer agreements and arrangements, as well as the risk of regulatory enforcement, penalties and sanctions, if state enforcement agencies disagree with our interpretation of state laws.
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
Along with state and federal laws, GDPR recently became applicable in May of 2018 and imposes new obligations on us as a data controller and data processor, as well as on many of our customers. This new law requires us to make changes to our services to enable us and our customers to meet these new legal requirements and may also increase our potential liability exposure through higher potential penalties for non-compliance. New international privacy laws may also mandate steps needed to continue to store, transfer, and process personal data. For example, there are some legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the European Economic Area to the United States. This may mean that data transfer agreements will need to be updated. Additionally, certain countries have passed or are considering passing laws requiring local data residency.

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
The federal healthcare anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states have adopted similar prohibitions against kickbacks and other practices that are intended to induce referrals, and some of these state laws are applicable to all patients regardless of whether the patient is covered under a governmental health program or private health plan. New payment structures, such as accountable care organizations and other arrangements involving combinations of healthcare providers who share payment savings, potentially implicate anti-kickback and other fraud and abuse laws. We seek to structure our business relationships and activities to avoid any activity that could be construed to implicate the federal healthcare anti-kickback law and similar laws. We cannot assure you, however, that our arrangements and activities will be deemed outside the scope of these laws or that increased enforcement activities will not directly or indirectly have a material adverse effect on our business, financial condition or results of operations. Any determination by a federal or state agency or court that we have violated any of these laws could subject us to civil or criminal penalties, could require us to change or terminate some portions of our operations or business, could disqualify us from providing services to healthcare providers doing business with government programs, could give our customers the right to terminate our managed services agreements with them and, thus, could have a material adverse effect on our business and results of operations. Moreover, any violations by, and resulting penalties or exclusions imposed upon, our customers could adversely affect their financial condition and, in turn, have a material adverse effect on our business and results of operations.
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
Federal or state governmental authorities may impose additional data security standards or additional privacy or other restrictions on the collection, use, transmission and other disclosures of health information. Legislation has been proposed at various times at both the federal and the state levels that would limit, forbid or regulate the use or transmission of medical information pertaining to U.S. patients outside of the United States. Some states have also imposed limitations through rule making or executive action. If additional states or the federal government were to adopt additional limitations, that may render our operations in India and Lithuania impracticable or substantially more expensive. Moving such operations to the United States may involve substantial delay in implementation and increased costs.
Risks Related to Intellectual Property
We may be unable to adequately protect our intellectual property.
Our success depends, in part, upon our ability to establish, protect and enforce our intellectual property and other proprietary rights. If we fail to establish or protect our intellectual property rights, we may lose an important advantage in the market in which we compete. We rely upon a combination of patent, trademark, copyright and trade secret law and contractual terms and conditions to protect our intellectual property rights, all of which provide only limited protection. We cannot assure you that our intellectual property rights are sufficient to protect our competitive advantages. Although we have filed three U.S. patent applications, we cannot assure you that any patents that will be issued from these applications will provide us with the protection that we seek or that any current or future patents issued to us will not be challenged, invalidated or circumvented. We have also been issued four U.S. patents, but we cannot assure you that they will provide us with the protection that we seek or that they will not be challenged, invalidated or circumvented. Legal standards relating to the validity, enforceability and scope of protection of patents are uncertain. Any patents that may be issued in the future from pending or future patent applications or our four issued patents may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Also, we cannot assure you that any trademark registrations will be issued for pending or future applications or that any of our trademarks will be enforceable or provide adequate protection of our proprietary rights.
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
Accordingly, despite our efforts, we may be unable to prevent third parties from infringing or misappropriating our intellectual property and using our technology for their competitive advantage. Any such infringement or misappropriation could have a material adverse effect on our business, results of operations and financial condition. Monitoring infringement of our intellectual property rights can be difficult and costly, and enforcement of our intellectual property rights may require us to bring legal actions against infringers. Infringement actions are inherently uncertain and therefore may not be successful, even when our rights have been infringed, and even if successful, may require a substantial amount of resources and divert our management’s attention.
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
We primarily lease our existing facilities, and own one facility in Mansfield, Texas.
Our corporate headquarters occupy approximately 43,000 square feet in Chicago, Illinois under a lease expiring on August 31, 2030. In addition, we have a right of first offer to lease all or a portion of 21,500 square feet of space on another floor in the same building. We also lease approximately 720,000 square feet of office space throughout 26 offices domestically, and approximately 460,000 square feet of office space throughout 7 offices internationally. Pursuant to our managed services agreements with customers, we occupy space on-site at all healthcare providers where we provide our RCM services. We generally do not pay customers for our use of space provided by them for our use in the provision of RCM services to that customer.
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

In May 2016, we were served with a False Claims Act case brought by a former emergency department service associate who worked at a hospital of one of the Company’s customers, MedStar Inc.’s Washington Hospital Center (“WHC”), along with WHC and three other hospitals that were PAS clients and a place holder, John Doe hospital, representing all PAS clients (U.S. ex rel. Graziosi vs. Accretive Health, Inc. et. al.), and seeking money damages, False Claims Act penalties and plaintiff’s attorneys’ fees. The Third Amended Complaint alleges that the Company’s PAS business violates the federal False Claims Act. The case was originally filed under seal in 2013 in the Federal district court in Chicago, was presented to the U.S. Attorney in Chicago, and the U.S. Attorneys declined to intervene. We believe that we have meritorious defenses to all claims in the case and intend to vigorously defend the Company against these claims. The outcome is not presently determinable.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Stock Market under the symbol "RCM."

Holders of Record
As of February 18, 2019, there were approximately 26 stockholders of record of our common stock and approximately 5,000 beneficial holders.
Dividends
We did not pay any dividends on our common stock during the years ended December 31, 2018 and 2017. We currently intend to retain earnings, if any, to finance the growth and development of our business, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board and will depend on, among other things, our financial condition, results of operations, capital expenditure requirements, contractual restrictions, provisions of applicable law and other factors that the Board deems relevant. Additionally, pursuant to the Investor Rights Agreement between the Company and the Investor, subject to certain ownership thresholds contained in the Investor Rights Agreement, any dividends on our common stock would require the approval of the holders of our Series A Preferred Stock that are held by the Investor or any Investor Affiliate (as defined in the Investor Rights Agreement). The credit agreement governing our senior secured credit facilities and the terms of the subordinated notes due 2026 also restrict our ability to pay dividends on our common stock.
Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated (in thousands, except share and per share data):

Period	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (in millions) (2)
October 1, 2018 through October 31, 2018	—	$—	—	$49.0
November 1, 2018 through November 30, 2018	—	$—	—	$49.0
December 1, 2018 through December 31, 2018	677	$8.92	—	$49.0

(1)
Repurchases of our stock related to employees’ tax withholding upon vesting of restricted stock. See Note 14, Share-Based Compensation, to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)
On November 13, 2013, the Board authorized, subject to the completion of the restatement of our financial statements, the repurchase of up to $50.0 million of our common stock from time to time in the open market or in privately negotiated transactions (the "2013 Repurchase Program"). The timing and amount of any shares repurchased under the 2013 Repurchase Program will be determined by our management based on its evaluation of market conditions and other factors. The 2013 Repurchase Program may be suspended or discontinued at any time. See Note 13, Stockholders' Equity (Deficit), to our consolidated financial statements included in this Annual Report on Form 10-K.

Stock Price Performance Graph
The following graph compares the change in the cumulative total return (including the reinvestment of dividends) on our common stock to the change in the cumulative total return on the stocks included in the NYSE Composite Index and NASDAQ Health Care Index over the period from December 31, 2013 through December 31, 2018. The graph assumes an investment of $100 made in our common stock on December 31, 2013. We did not pay any dividends during the period reflected in the graph.

$150
$125
$100
$75
$50
$25
$0
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
R1 RCM Inc.
NYSE Composite Index
NASDAQ Health Care Index

COMPARISON OF CUMULATIVE TOTAL RETURN

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
R1 RCM Inc.	$100	74.89	34.93	24.56	48.14	86.79
NYSE Composite Index	$100	104.22	97.53	106.31	123.16	109.37
NASDAQ Health Care Index	$100	128.47	137.28	114.06	138.36	132.59
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
We derived the consolidated statements of operations and comprehensive income (loss) data for the years ended December 31, 2018, 2017, and 2016, and the consolidated balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements, which are included in this Annual Report on Form 10-K. We derived the consolidated statement of operations and comprehensive income (loss) data for the years ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015, and 2014 from our audited consolidated financial statements and audited restated consolidated financial statements, which are not included in this Annual Report on Form 10-K.
Beginning in 2017, the Company changed the presentation in its financial statements to be stated in millions instead of thousands. Therefore, previously reported amounts may differ due to rounding.
Selected Financial Data

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In millions, except per share data)
Consolidated Statement of Operations Data:
Net services revenue	$868.5	$449.8	$592.6	$117.2	$210.1
Operating expenses:
Cost of services	770.6	416.3	199.7	169.0	182.1
Selling, general and administrative	97.9	56.3	74.1	75.0	69.9
Other	30.4	4.7	20.8	9.3	86.7
Total operating expenses	898.9	477.3	294.7	253.3	338.8
Income (loss) from operations	(30.4)	(27.5)	297.9	(136.0)	(128.7)
Net interest income (expense)	(26.3)	0.2	0.3	0.2	0.3
Net income (loss) before income tax provision	(56.7)	(27.3)	298.2	(135.8)	(128.4)
Income tax provision (benefit)	(11.4)	31.5	121.1	(51.6)	(48.7)
Net income (loss)	$(45.3)	$(58.8)	$177.1	$(84.3)	$(79.7)
Net income (loss) per common share
Basic	$(0.60)	$(0.75)	$0.65	$(0.87)	$(0.83)
Diluted	$(0.60)	$(0.75)	$0.65	$(0.87)	$(0.83)

	As of December 31,
	2018	2017	2016	2015	2014
	(In millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$62.8	$164.9	$181.2	$103.5	$145.2
Working capital (1)	$0.6	$112.4	$137.7	$24.2	$41.6
Total assets	$807.5	$336.0	$415.1	$460.3	$446.4
Non-current liabilities	$396.6	$23.4	$120.7	$441.0	$325.5
Total stockholders’ equity (deficit)	$6.3	$33.4	$(12.3)	$(213.3)	$(142.2)

(1)
We define working capital as total current assets excluding the current portion of deferred tax assets pertaining to the current portion of deferred customer billings, less total current liabilities excluding the current portion of deferred customer billings (prior to the adoption of Topic 606, Revenue from Contracts with Customers). We excluded the current portion of deferred customer billings and related deferred tax assets, prior to the adoption of Topic 606, Revenue from Contracts with Customers, from the definition of working capital due to the nature of these balances. We adopted the provisions of Accounting Standards Update 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (Topic 740) ("ASU 2015-17"), on a prospective basis for the reporting period ended December 31, 2015. Consequently, under the guidance of ASU 2015-17, deferred tax assets were classified as non-current in the consolidated balance sheet for the reporting period ended December 31, 2015, 2016, 2017, and 2018. As permitted by ASU 2015-17, the current and non-current deferred tax assets were not retroactively adjusted for the prior reporting period ended December 31, 2014.

Non-GAAP Measure

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
As of January 1, 2017, the Company adopted Topic 606, Revenue from Contracts with Customers (“Topic 606”) and thus for the years ended December 31, 2018 and 2017, the Company followed the guidance under Topic 606. Under the newly adopted guidance, revenue is measured based on consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a service to a customer, which is typically over the contract term. Estimates of variable consideration are included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once the uncertainty is resolved. See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements for additional information.
For the years ended December 31, 2016, 2015 and 2014, we typically invoiced customers for base fees and incentive fees on a quarterly or monthly basis, and typically received cash from customers on a similar basis. For GAAP reporting purposes, we only recognized those net operating fees and incentive fees as net services revenue to the extent that all the criteria for revenue recognition were met, which was generally upon contract renewal, termination or other contractual agreement event. As such, net operating and incentive fees were typically recognized for GAAP purposes in periods subsequent to the periods in which the services are provided. Therefore, our net services revenue and other items in our GAAP consolidated financial statements typically included the effects of billings and collections from periods prior to the period in which revenue was recognized. Prior to the adoption of Topic 606, management utilized certain non-GAAP financial measures in financial and operational decision-making due to net services revenue and other items in our GAAP consolidated financial statements typically including the effects of billings and collections from periods prior to the period in which revenue was recognized. While comparability has been impacted, management has deemed adjusted EBITDA to be the appropriate measure shown below for all years as this is the metric our Board and management team are using for current and future periods.
This non-GAAP measures is used throughout this Form 10-K including "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
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
Selected Non-GAAP Measure
For each of the periods indicated, the following table presents the selected non-GAAP measure and the most comparable GAAP measure. See below for an explanation of how we calculate and use this non-GAAP measure, and for a reconciliation of this non-GAAP measure to the most comparable GAAP measure. See "Selected Financial Data" above for a presentation of net income (loss), the most comparable GAAP measure to adjusted EBITDA.

	Year End December 31,
	2018	2017	2016	2015	2014
	(In millions)
Non-GAAP Measure:
Adjusted EBITDA	$57.0	$4.1	$357.0	$(86.6)	$(15.7)
Adjusted EBITDA
We define adjusted EBITDA as net income before net interest income/expense, income tax provision, depreciation and amortization expense, share-based compensation expense, reorganization-related expense and certain other items which are detailed in the table below. Prior to 2017, the use of adjusted EBITDA to measure operating and financial performance was limited by our revenue recognition criteria, pursuant to which GAAP net services revenue was recognized at the end of a contract or "other contractual agreement event". As such, adjusted EBITDA did not adequately match corresponding cash flows resulting from customer contracting activities.
Reconciliation of GAAP: The following table presents a reconciliation of adjusted EBITDA to net income (loss) for each of the periods indicated.

	Year End December 31,
	2018	2017	2016	2015	2014
	(In millions)
Net income (loss) (GAAP)	$(45.3)	$(58.8)	$177.1	$(84.3)	$(79.6)
Net interest (income) expense	26.3	(0.2)	(0.3)	(0.2)	(0.3)
Income tax provision (benefit)	(11.4)	31.5	121.1	(51.6)	(48.7)
Depreciation and amortization expense	38.8	16.3	10.2	8.5	6.0
Share-based compensation expense (1)	18.2	10.7	28.1	31.7	20.2
Other (2)	30.4	4.7	20.8	9.3	86.8
Adjusted EBITDA (Non-GAAP)	$57.0	$4.1	$357.0	$(86.6)	$(15.7)
Due to rounding, numbers presented in this table may not add up precisely to the totals provided.

(1)
Share-based compensation expense represents the expense associated with stock options, RSAs, RSUs, and PBRSU's granted, as reflected in our Consolidated Statements of Operations. See Note 14, Share-Based Compensation, to the consolidated financial statements included in this Annual Report on Form 10-K for the detail of the amounts of share-based compensation expense.

(2)	Other costs consist of the following (in millions):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Severance and employee benefits	$2.3	$0.3	$3.5	$0.6	$9.2
Facility charges	0.1	—	1.1	2.6	5.0
Non-cash share based compensation	—	0.1	1.8	—	7.9
Transaction fees (1)	—	—	12.7	—	57.3
Restatement costs	—	—	1.2	2.5	—
Acquisition related costs (2)	19.7	3.1	—	—	—
Transitioned employees restructuring expense (3)	4.3	1.2	—	—	—
Strategic Alternative Exploration	—	—	—	3.8	—
Prior year employment tax expense	—	—	—	(0.2)	0.9
Office Transformation	—	—	—	—	6.5
Digital Transformation Office (4)	3.6	—	—	—	—
Other	0.4	—	0.5	—	—
Total other	$30.4	$4.7	$20.8	$9.3	$86.8

(1) Costs related to retention payments and legal fees paid in connection with the closing of the Transaction.

(2) Costs related to evaluating, pursuing and integrating acquisitions as part of the Company’s inorganic growth strategy. Integration costs include employee time and expenses spent on integration activities, vendor spend and severance and retention amounts associated with integration activities.
(3) As part of the transition of personnel to the Company under certain operating partner model contracts, the Company has agreed to reimburse, or directly pay the affected employees, for certain severance and retention costs related to certain employees who will not be transitioned to the Company, or whose jobs will be relocated after the employee transitions to the Company.
(4) Project costs related to the Company's effort to automate its transactional environment.

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
Our primary service offering consists of end-to-end RCM, which we deploy through an operating partner relationship or a co-managed relationship. Under an operating partner relationship, we provide comprehensive revenue cycle infrastructure to providers, including all revenue cycle personnel, technology and process workflow. Under a co-managed relationship, we leverage our customers’ existing RCM staff and processes, and supplement them with our infused management, subject matter specialists, proprietary technology and other resources. For the year ended December 31, 2018, substantially all of our net operating and incentive fees from end-to-end RCM were generated under the operating partner model.

We also offer modular services, allowing customers to engage us for only specific components of our end-to-end RCM service offering, such as PAS, PM, and RCS. Our PAS offering assists healthcare organizations in complying with payer requirements regarding whether to classify a hospital visit as an in-patient or an out-patient observation case for billing purposes. Our PM services offer administrative and operational support to allow healthcare providers to focus on delivering high quality patient care and outsource non-core functions to us. Our RCS offering includes charge capture, CDM maintenance and pricing services that help providers ensure they are capturing the maximum net compliant revenue for services delivered.
We operate our business as a single segment configured with our significant operations and offerings organized around the business of providing end-to-end RCM services to healthcare providers.
Summary of Operations
In 2018, we completed several initiatives which we expect to position us to better serve our customers and grow our business:

•
In January, we entered into an Amended and Restated Services Agreement with Intermountain Healthcare for a ten-year term. The expanded relationship centers on providing end-to-end RCM under an operating partner relationship for fully managed revenue cycle operations across inpatient and preventative care settings.

•	In February, we announced that Presence Health has selected the Company to provide its end-to-end RCM services across the Presence Health system’s acute care hospitals and physician care settings.

•
In May, we completed the acquisition of Intermedix. The acquisition of Intermedix expands our service offering to non-acute settings to include physicians in addition to hospitals, and allows us to advance our vision to be the one revenue cycle partner for healthcare providers. The Intermedix Acquisition not only expands our total addressable market, but also enables us to better serve healthcare providers and compete more effectively as healthcare providers continue to consolidate and acquire physician networks.

•	In June, we announced that AMITA selected us to provide its end-to-end RCM services across all of AMITA's acute care hospitals and physician care settings.

•
In June, we entered into the Supplement to the A&R MPSA to provide certain revenue cycle management services for physician groups that receive services from Ascension’s National Revenue Service Center and other groups associated with Ascension hospital systems (the “Medical Group RCM Services”). The Supplement provides a deployment schedule to service providers, which began implementation in the fourth quarter of 2018 and extends through the third quarter of 2020.

•
In November 2018, we launched the DTO to systematically automate our transactional environment on an end-to-end basis. We anticipate that the DTO will have three principal objectives: (1) digitization of the patient and physician interface with the revenue cycle; (2) automation of manual tasks using robotic process automation technology; and (3) using advanced data analysis methods to improve complex revenue cycle processes such as denials via machine learning and predictive modeling. We intend to automate several hundred transactional processes over the next several quarters.

Net Services Revenue
The Company's primary source of revenue is its end-to-end RCM services fees. The Company also generates revenue through modular RCM services, where customers will engage the Company for only specific components of its end-to-end RCM service offering on a fixed-fee or transactional basis. The following table summarizes the composition of our net services revenue for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018		2017		2016
	(In millions)
Net operating fees	$760.2	87.5%	$374.8	83.3%	$368.8	62.2%
Incentive fees	38.3	4.4%	29.0	6.4%	191.3	32.3%
Other	70.0	8.1%	46.0	10.2%	32.4	5.5%
Total net services revenue	$868.5	100.0%	$449.8	100.0%	$592.6	100.0%
Cost of Services
Our cost of services includes:

•
Infused management and technology expenses. We incur costs related to our management and staff employees who are devoted to customer operations. These expenses consist primarily of the wages, bonuses, benefits, share-based compensation, travel and other costs associated with our employees who are assigned to specific customer sites related to our customers’ revenue cycle operations. The employees assigned to customer sites typically have significant experience in revenue cycle operations, care coordination, technology, quality control or other management disciplines. Included in these expenses is an allocation of the costs associated with maintaining, improving and deploying our integrated proprietary technology suite.

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
Estimates of Cost of Customers’ Revenue Cycle Operations
Cost of customers’ revenue cycle operations consist of invoiced costs from customers and estimated costs not yet invoiced. These costs consist of payroll and third-party non-payroll costs. Customers’ payroll costs are reasonably estimable; however, we are at times dependent upon information generated from our customers’ records to determine the amount of third-party non-payroll costs. We estimate the amount of non-payroll costs incurred but not invoiced in order to properly calculate net operating fees at the end of each reporting period. Such estimated costs are based on contractually allowable expenses, historical reimbursed costs and estimated lag in the timing of receipt of information for third-party non-payroll costs. The timing difference includes the lag between the services rendered by third-party vendors and their billings to our customers. The liabilities for such costs are included in accrued service costs and are part of the customer liabilities balance in the consolidated balance sheet. These estimates are based on the best available information and are subject to future adjustments based on additional information received from our customers.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of expenses for executives, sales, corporate IT, legal, regulatory compliance, finance and human resources personnel, professional service fees related to external legal, tax, audit and advisory services, insurance premiums, facility charges and other corporate expenses.
Other Costs
Other costs include reorganization-related expenses and certain other costs. We have initiated restructuring plans consisting of reductions in our workforce in certain corporate, administrative, operations and management functions. Reorganization costs consist primarily of severance payments, employee benefits and share-based compensation expense for accelerated awards. In 2017 and 2018, we incurred costs relating to evaluating and pursuing acquisition opportunities and integrating completed acquisitions as part of the our inorganic growth strategy. Additionally, as part of the transition of Ascension and Intermountain personnel to us, we have agreed to reimburse Ascension and Intermountain for certain severance and retention costs related to certain Ascension employees who will not be transitioned to us.
Interest Expense
Interest expense reflects interest on debt arrangements, and the amortization of certain debt discounts and costs.
Income Taxes
Income tax provision (benefit) consists of federal and state income taxes in the United States and other foreign jurisdictions.
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
Revenue Recognition
Periods commencing January 1, 2017

The Company's primary source of revenue is its end-to-end RCM services fees. The Company also generates revenue through modular RCM services, where customers will engage the Company for only specific components of its end-to-end RCM service offering on a fixed-fee or transactional basis.

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

Net Operating Fees

The Company’s net operating fees consist of:

i) gross base fees invoiced to customers; less

ii) corresponding costs of customers’ revenue cycle operations which the Company pays pursuant to its RCM agreements, including salaries and benefits for the customers' RCM personnel, and related third-party vendor costs; plus

iii) fees accrued for physician group and EMS providers' RCM services.

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

Other

The Company recognizes revenue related to other fees as RCM services are provided. These services include the Company's modular RCM services offering, which consists of an obligation to provide services for a specific component of its end-to-end RCM service offering. Fees are typically variable in nature with the entire amount being included in revenue in the month of service. The customer simultaneously receives and consumes the benefits provided by the services and the fees are typically billed on a monthly basis with payment terms of up to 30 days. To the extent that certain service fees are fixed and not subject to refund, adjustment, or concession, these fees are generally recognized into revenue ratably as the performance obligation is satisfied.

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

Bundled Services

Modular RCM services may be sold separately or bundled in a contract. End-to-end RCM services are typically sold separately but may be bundled with PAS. PAS are commonly sold separately. The typical length of an end-to-end RCM contract is two to ten years (subject to the parties' respective termination rights) but varies from customer to customer. PAS and modular RCM agreements generally vary in length between one and three years.

For bundled arrangements, the Company accounts for individual services as a separate performance obligation if a service is separately identifiable from other items in the bundled arrangement and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The transaction price is allocated between separate services in a bundle based on their relative standalone selling prices. The standalone selling prices are determined based on the prices at which the Company separately sells its RCM, PAS, PM, or other modular services. PAS are provided at a customer’s election but do not represent material rights as the services are priced at standalone selling price throughout the life of the agreement.

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
Cost of Services
Costs associated with generating the Company’s net services revenue, including the cost of operating its shared services centers, are expensed as incurred. Cost of services consist of (i) infused management, on site revenue cycle employees and technology costs, (ii) shared services costs and (iii) other costs to perform physician advisory services. Infused management, on site revenue cycle employees and technology costs consist primarily of wages, bonuses, benefits, share-based compensation, travel and other costs associated with our employees who are assigned to specific customer sites related to our customers' revenue cycle operations. The other significant portion of such expenses is an allocation of the costs associated with maintaining, improving and deploying our integrated proprietary technology suite. Shared services costs relate to the Company’s shared services centers in the U.S. and internationally that perform patient scheduling and pre-registration, medical transcription, cash posting, reconciliation of payments to billing records, patient follow-up and Medicaid eligibility determination for our customers. The Company incurs expenses related to salaries and benefits for employees in its shared services centers and non-payroll costs associated with operating its shared services centers. Other expenses consist of costs related to managing other services. These expenses consist primarily of wages, bonuses, benefits, share-based compensation and facilities costs.
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
See Note 16, Income Taxes, to our consolidated financial statements included in this Annual Report on Form 10-K for additional information on income taxes.
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
Goodwill
Goodwill represents the difference between the purchase price of acquired companies and the related fair value of the net assets acquired, which is accounted for by the acquisition method of accounting. The Company annually tests goodwill for impairment on the first day of its fiscal fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value. The goodwill impairment test consists of a qualitative assessment of impairment indicators, followed by, if necessary, a quantitative assessment comparing the carrying amount to the reporting unit's fair value. To the extent that the carrying value exceeds the fair value, an impairment charge would be recorded.
Impairment of Long-Lived Assets
Property, equipment, software and other acquired intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If circumstances require a long-lived asset or asset group be reviewed for possible impairment, the Company first compares undiscounted cash flows expected to be generated by each asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value.
New Accounting Standards
For additional information regarding new accounting guidance, see Note 3, Recent Accounting Pronouncements, to our consolidated financial statements included in this Annual Report on Form 10-K, which provides a summary of recently adopted accounting standards and disclosures.
Results of Operations
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
The following table provides consolidated operating results and other operating data for the periods indicated:

	Year Ended December 31,		2018 vs. 2017 Change
	2018	2017	Amount	%
	(In millions)
Consolidated statement of operations Data:
Net operating fees	$760.2	$374.8	$385.4	102.8%
Incentive fees	38.3	29.0	9.3	32.1%
Other	70.0	46.0	24.0	52.2%
Total net services revenue	868.5	449.8	418.7	93.1%
Operating expenses:
Cost of services	770.6	416.3	354.3	85.1%
Selling, general and administrative	97.9	56.3	41.6	73.9%
Other	30.4	4.7	25.7	546.8%
Total operating expenses	898.9	477.3	421.6	88.3%
Income (loss) from operations	(30.4)	(27.5)	(2.9)	10.5%
Net interest income	(26.3)	0.2	(26.5)	(13,250)%
Net income (loss) before income tax provision	(56.7)	(27.3)	(29.4)	107.7%
Income tax provision (benefit)	(11.4)	31.5	(42.9)	(136.2)%
Net income (loss)	$(45.3)	$(58.8)	$13.5	(23.0)%
The following table represents a reconciliation of adjusted EBITDA to net income (loss), the most comparable GAAP measure, for each of the periods indicated:

	Year Ended December 31,		2018 vs. 2017 Change
	2018	2017	Amount	%
	(In millions)
Net income (loss)	$(45.3)	$(58.8)	$13.5	(23.0)%
Net interest expense (income)	26.3	(0.2)	26.5	(13,250)%
Income tax provision (benefit)	(11.4)	31.5	(42.9)	(136.2)%
Depreciation and amortization expense	38.8	16.3	22.5	138.0%
Share-based compensation expense (1)	18.2	10.7	7.5	70.1%
Other (2)	30.4	4.7	25.7	546.8%
Adjusted EBITDA (non-GAAP)	$57.0	$4.1	$52.9	1,290.2%
Due to rounding, numbers presented in this table may not add up precisely to the totals provided.

(1)
Share-based compensation expense represents the expense associated with stock options, restricted stock units, restricted stock awards and performance based restricted stock units granted, as reflected in our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 14, Share-Based Compensation, to the Consolidated Financial Statements included in this Annual Report on Form 10-K for the detail of the amounts of share-based compensation expense.

(2)	Other costs consist of the following (in millions):

	Year Ended December 31,
	2018	2017
Severance and employee benefits	$2.3	$0.3
Facility charges	0.1	—
Non-cash share based compensation	—	0.1
Acquisition related costs (1)	19.7	3.1
Transitioned employees restructuring expense (2)	4.3	1.2
Digital Transformation Office (3)	3.6	—
Other	0.4	—
Total other	$30.4	$4.7

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
(3) Project costs related to the Company's effort to automate its transactional environment.
Revenue
Revenue increased by $418.7 million, or 93.1%, from $449.8 million for the year ended December 31, 2017 to $868.5 million for the year ended December 31, 2018. The increase was primarily driven by a $282.6 million increase in net operating fees as a result of new customers onboarded or converted to an operating model contract since the beginning of 2017. In addition, we realized year-over-year growth of $119.2 million as a result of the Intermedix Acquisition.
Cost of Services
Cost of services increased by $354.3 million, or 85.1%, from $416.3 million for the year ended December 31, 2017, to $770.6 million for the year ended December 31, 2018. The increase was primarily driven by a $217.6 million increase in costs associated with new customers onboarded since the beginning of 2017. The Intermedix Acquisition resulted in an increase in costs of services of $86.6 million. In addition, we increased investments in IT infrastructure, automation technology and central operations support and incurred additional employee benefits costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $41.6 million, or 73.9%, from $56.3 million for the year ended December 31, 2017 to $97.9 million for the year ended December 31, 2018. The increase was primarily due to the Intermedix Acquisition, which added $27.2 million of cost in 2018. In addition, we increased investments in corporate IT and sales and marketing expenses, as we have increased our efforts to pursue new business opportunities, and also increased investments in finance and compliance spend to support scaling business operations.
Other Costs
Other costs increased by $25.7 million, from $4.7 million for the year ended December 31, 2017, to $30.4 million for the year ended December 31, 2018. The increase was primarily attributable to $19.7 million in acquisition-related expenses as well as an increase in transitioned employees and severance expenses. Additionally, $3.6 million of the increase relates to costs associated with the DTO initiative.
Income Taxes
Income tax provision decreased by $42.9 million to an $11.4 million benefit for the year ended December 31, 2018 from a $31.5 million expense for the year ended December 31, 2017. This was primarily due to the impact of the Tax Act, which resulted in a one-time tax expense of $38.2 million in 2017.

Results of Operations
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
The following table provides consolidated operating results and other operating data for the periods indicated:

	Year Ended December 31,		2017 vs. 2016 Change
	2017	2016	Amount	%
	(In millions)
Consolidated Statement of Operations Data:
Net operating fees	$374.8	$368.8	$6.0	1.6%
Incentive fees	29.0	191.3	(162.3)	(84.8)%
Other	46.0	32.4	13.6	42.0%
Total net services revenue	449.8	592.6	(142.8)	(24.1)%
Operating expenses:
Cost of services	416.3	199.7	216.6	108.5%
Selling, general and administrative	56.3	74.1	(17.8)	(24.0)%
Other	4.7	20.8	(16.1)	(77.4)%
Total operating expenses	477.3	294.7	182.6	62.0%
Income (loss) from operations	(27.5)	297.9	(325.4)	(109.2)%
Net interest income	0.2	0.3	(0.1)	(33.3)%
Net income (loss) before income tax provision	(27.3)	298.2	(325.5)	(109.2)%
Income tax provision (benefit)	31.5	121.1	(89.6)	(74.0)%
Net income (loss)	$(58.8)	$177.1	$(235.9)	(133.2)%
The following table represents a reconciliation of adjusted EBITDA to net income (loss), the most comparable GAAP measure, for each of the periods indicated:

	Year Ended December 31,		2017 vs. 2016 Change
	2017	2016	Amount	%
	(In millions)
Net income (loss)	$(58.8)	$177.1	$(235.9)	(133.2)%
Net interest expense (income)	(0.2)	(0.3)	0.1	(33.3)%
Income tax provision (benefit)	31.5	121.1	(89.6)	(74.0)%
Depreciation and amortization expense	16.3	10.2	6.1	59.8%
Share-based compensation expense (1)	10.7	28.1	(17.4)	(61.9)%
Other (2)	4.7	20.8	(16.1)	(77.4)%
Adjusted EBITDA (non-GAAP)	$4.1	$357.0	$(352.9)	(98.9)%
Due to rounding, numbers presented in this table may not add up precisely to the totals provided.

(1)
Share-based compensation expense represents the expense associated with stock options, restricted stock units, restricted stock awards and performance based restricted stock units granted, as reflected in our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 14, Share-Based Compensation, to the Consolidated Financial Statements included in this Annual Report on Form 10-K for the detail of the amounts of share-based compensation expense.

(2)	Other costs consist of the following (in millions)

:

	Year Ended December 31,
	2017	2016
Severance and employee benefits	$0.3	$3.5
Facility charges	—	1.1
Non-cash share based compensation	0.1	1.8
Transaction fees (1)	—	12.7
Restatement costs	—	1.2
Acquisition related costs (2)	3.1	—
Transitioned employees restructuring expense (3)	1.2	—
Other	—	0.5
Total other	$4.7	$20.8

(1) Costs related to retention payments and legal fees paid in connection with the closing of the Transaction (see Note 17).
(2) Costs related to evaluating, pursuing and integrating acquisitions as part of the Company’s inorganic growth strategy. Integration costs include employee time and expenses spent on integration activities, vendor spend and severance and retention amounts associated with integration activities.
(3) As part of the transition of personnel to the Company under certain operating partner model contracts, the Company has agreed to reimburse, or directly pay the affected employees, for certain severance and retention costs related to certain employees who will not be transitioned to the Company, or whose jobs will be relocated after the employee transitions to the Company.
Net Services Revenue
Revenue decreased by $142.8 million, or 24.1%, from $592.6 million for the year ended December 31, 2016 to $449.8 million for the year ended December 31, 2017. We adopted new guidance on revenue recognition as of January 1, 2017. Under the new revenue recognition standard, we recognize revenue when a performance obligation is satisfied by transferring control over a service to a customer, which is typically over the contract term. For the year ended December 31, 2017, we recognized $449.8 million in revenue. Prior to the adoption of the new standard, revenue was recognized when all the criteria for revenue recognition was met, which was generally upon contract renewal, termination or other contractual agreement event. For the year ended  December 31, 2016, we recognized $557.8 million in revenue due to contractual agreement events. See Note 10, Revenue Recognition, for further explanation of the Company's revenue recognition policy related to periods prior to January 1, 2017.
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

Income Taxes
Income tax provision decreased by $89.6 million to $31.5 million for the year ended December 31, 2017 from $121.1 million for the year ended December 31, 2016. This was primarily due to a decrease of $325.5 million in pretax income as well as a $5.8 decrease in discrete items. This decrease was partially offset by an increase in tax expense for 2017 from provisional amounts related to the deemed repatriation charge of approximately $3.0 million and $35.2 million resulting from the revaluation of deferred tax assets and liabilities to the lower enacted U.S corporate tax rate of 21% under the Tax Act.

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

Liquidity and Capital Resources
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Net cash provided by (used in) operating activities	$18.3	$20.9	$(86.9)
Net cash used in investing activities	(496.3)	(33.6)	(11.6)
Net cash provided by (used in) financing activities	377.4	(4.2)	176.5
Effect of exchange rate changes in cash	(0.7)	0.6	(0.3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(101.3)	(16.3)	77.7
As of December 31, 2018 and 2017, we had cash and cash equivalents of $62.8 million and $164.9 million, respectively. These balances consist primarily of highly liquid money market funds. Our cash and cash equivalents, at any time, include amounts paid to us in advance by customers for the purpose of reimbursing their revenue cycle operations costs and amounts collected on behalf of the Company’s physician group customers to be remitted within twelve months. See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in this Annual Report on Form 10-K for additional information. We expect that the combination of our current liquidity, expected additional cash generated from operations and to the extent necessary, new borrowing facilities will be sufficient to satisfy our anticipated cash requirement through at least the next twelve months. See Future Capital Needs and Debt and Financing Arrangement sections below for a discussion of our financing.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Operating Activities
Cash provided by operating activities decreased by $2.6 million, from cash provided of $20.9 million for the year ended December 31, 2017, to cash provided of $18.3 million for the year ended December 31, 2018. The decrease resulted from year-over-year unfavorable changes in overall working capital movement, offset by stronger operating performance as evidenced by the improvement in adjusted EBITDA for the year ended December 31, 2018 compared to 2017.
Investing Activities
Cash used in investing activities increased by $462.7 million from $33.6 million for the year ended December 31, 2017, to $496.3 million for the year ended December 31, 2018. Cash used in investing activities increased primarily due to the use of $462.8 million to pay for the Acquisition.
Financing Activities
Cash provided by financing activities increased by $381.6 million, from cash used in financing activities of $4.2 million for the year ended December 31, 2017 to cash provided by financing activities of $377.4 million for the year ended December 31, 2018. This change was primarily due to the issuance of the Senior Term Loan and Senior Revolver and the Notes, net of issuance costs, of $358.2 million as well as the investment of $20.0 million from Intermountain related to the Intermountain Purchase Agreement, partially offset by $0.8 million of issuance costs.
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
Future Capital Needs
We continue to invest capital in order to achieve our strategic initiatives. In conjunction with our acquisition of Intermedix, we entered into the Credit Agreement and Note Purchase Agreement for the Senior Secured Credit Facilities, consisting of a $270 million Senior Term Loan and a $25 million is a Senior Revolver, and issued $110 million of Notes (as such terms are defined below). In addition, we plan to continue to enhance customer service by continuing our investment in technology to enable our systems to more effectively integrate with our customers’ existing technologies in connection with our strategic initiatives. We plan to continue to deploy resources to strengthen our information technology infrastructure, including automation, in order to drive additional value for our customers. We also expect to continue to invest in our shared services infrastructure and capabilities, and selectively pursue acquisitions and/or strategic relationships that will enable us to broaden or further enhance our offerings.

New business development remains a priority as we plan to continue to boost our sales and marketing efforts. We plan to continue to add experienced personnel to our sales organization, develop more disciplined sales processes and create an integrated marketing capability. Additionally, we expect to incur costs associated with implementation and transition costs to onboard new customers.

We believe that our available cash balances and the cash flows expected to be generated from operations and to the extent necessary, new borrowings under the Senior Revolver, will be sufficient to satisfy our current and planned working capital and investment needs for the next twelve months. No assurance can be given, however, that this will be the case.

Debt and Financing Arrangements

On May 8, 2018, the Company and certain of its subsidiaries entered into (1) a new senior credit agreement (the “Credit Agreement”) for the new senior secured credit facilities (the “Senior Secured Credit Facilities”), consisting of a $270.0 million senior secured term loan facility (the “Senior Term Loan”) and a $25.0 million senior secured revolving credit facility (the “Senior Revolver”); and (2) a new subordinated note purchase agreement (the “Note Purchase Agreement”) governing the issuance and sale of $110.0 million aggregate principal amount of subordinated notes due 2026 (the "Notes").

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

The Senior Revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swing loans.” Any issuance of letters of credit or making of a swing loan will reduce the amount available under the revolving credit facility. As of December 31, 2018, the Company had no borrowings and no letters of credit under the Senior Revolver, and $25.0 million of availability under the Senior Revolver.

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

Borrowings under the Senior Secured Credit Facilities bear interest, at the Company’s option, at: (i) an ABR rate equal to the greater of (a) the prime rate of Bank of America, N.A., (b) the federal funds rate plus 0.5% per annum, and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus 4.25% (provided that the Eurodollar rate applicable to the Term Loan Facility shall not be less than 0.00% per annum); or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the Term Loan Facility shall not be less than 0.00% per annum), plus 5.25%. The interest rate as of December 31, 2018 was 7.62%. The Company is also required to pay an unused commitment fee to the lenders under the Senior Revolver at a rate of 0.50% of the average daily unutilized commitments thereunder if the first lien net leverage ratio is greater than 2.00 to 1.00, or at a rate of 0.375% at any other time. The Company must also pay customary letter of credit fees, including a fronting fee as well as administration fees.

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

As of December 31, 2018, $105.0 million of the Notes were due to related parties. For the twelve months ended December 31, 2018, $9.5 million of interest was attributable to related parties.

The Notes bear interest at 14.0% per annum, increasing by 1.0% per annum on May 8, 2021, and by an additional 1.0% per annum on each subsequent anniversary until the Notes are repaid in full. Interest is payable quarterly in cash; provided, that, subject to the subordination agreement, (i) for any fiscal quarters ending on or prior to May 8, 2019, at the Company’s election, up to 75% of the interest payments will be payable in kind and the remaining amount of such interest payment will be payable quarterly in cash; (ii) for any fiscal quarters ending after May 8, 2019 and on or prior to May 8, 2020, at the Company’s election, up to 50% of the interest payments will be payable in kind and the remaining amount of such interest payment will be payable quarterly in cash; and (iii) for any subsequent fiscal quarters, at the Company’s election, up to 25% of the interest payments will be payable in kind and the remaining amount of such interest payment will be payable quarterly in cash. Interest expense is incurred through the effective interest rate method. Deferred interest, generated due to a difference in the effective interest rate and the stated interest rate, is recognized in other non-current liabilities on the balance sheet. As of December 31, 2018, total deferred interest was $1.4 million.

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

Contractual Obligations
The following table presents a summary of our contractual obligations as of December 31, 2018 (in millions):

	2019	2020	2021	2022	2023	Thereafter	Total
Operating Leases (1)	$18.1	$16.5	$15.6	$12.7	$11.3	$34.5	$108.7
Purchase Obligations (2)	$12.2	$5.7	$1.5	$—	$—	$—	$19.4
Debt obligations	$2.7	$2.7	$2.7	$2.7	$2.7	$365.2	$378.7
Interest on debt	$36.6	$36.4	$36.9	$37.8	$38.6	$74.3	$260.6
Total	$69.6	$61.3	$56.7	$53.2	$52.6	$474.0	$767.4

(1) Obligations and commitments to make future minimum rental payments under non-cancelable operating leases having remaining terms in excess of one year.
(2) Includes obligations associated with IT software and service costs.
Off-Balance Sheet Arrangements
Other than the contractual obligations noted above, there were no off-balance sheet transactions, arrangements or other relationships with other persons in 2018, 2017 or 2016 that would have affected or are likely to affect our liquidity or the availability of, or requirements for, capital resources.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk
Interest Rate Sensitivity. Our results of operations and cash flows are subject to fluctuations due to changes in interest rates due to our debt arrangements. As of December 31, 2018, we do not utilize hedging relationships to manage interest rate fluctuations.
As of December 31, 2018, we are exposed to interest rate risk, primarily in changes in LIBOR due to our borrowing under the Senior Secured Credit Facility of approximately $269 million aggregate principal, which bears interest at floating rates. Assuming the current level of borrowings, a one percentage point increase or decrease in interest rates would increase or decrease our annual interest expense by approximately $2.7 million.
As of December 31, 2018, approximately $110 million aggregate principal amount of our debt bears interest at a fixed rate. A hypothetical one percentage point increase or decrease in interest rates would change the fair value by a decrease of 4.4% or an increase of 4.7%, respectively, at December 31, 2018.
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee and the Euro because a portion of our operating expenses are incurred by our subsidiaries in India and Lithuania, and are denominated in Indian rupees and Euros, respectively. We do not generate significant revenues outside of the United States. For the years ended December 31, 2018, 2017 and 2016, 7%, 8%, and 8% of our expenses were denominated in foreign currencies, respectively. As of December 31, 2018 and 2017, we had net assets of $37.9 million and $23.8 million in foreign entities, respectively.
The reduction in earnings from a 10% change in foreign currency spot rates would be $6.9 million and $4.1 million at December 31, 2018 and 2017, respectively. Starting in January 2018, we have hedge positions that are designated cash flow hedges of certain intercompany charges which have maturities not exceeding December 31, 2019 and are intended to partially offset the impact of foreign currency movements on future costs relating to our global delivery resources. For additional information, see Note 23, Derivative Financial Instruments to our Consolidated Financial Statements under Item 8, Consolidated Financial Statements and Supplementary Data. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties.

For designated cash flow hedges, gains and losses currently recorded in accumulated other comprehensive loss will be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as cost of services. As of December 31, 2018, it was anticipated that approximately $0.7 million of gains, net of tax, currently recorded in accumulated other comprehensive loss will be reclassified into cost of services within the next 12 months. As of December 31, 2018, the notional value of the outstanding derivative contracts totaled 3.75 billion Indian rupees.
We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $4.8 million as of December 31, 2018.
We continually monitor our exposure to foreign currency fluctuations and may use additional derivative financial instruments and hedging transactions in the future if, in our judgment, circumstances warrant. There can be no guarantee that the impact of foreign currency fluctuations in the future will not be significant and will not have a material impact on our financial position or results of operations.

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

On May 8, 2018, we completed the acquisition of Intermedix Holdings, Inc. ("Intermedix") for $460 million, subject to certain adjustments. We are now integrating processes, employees, technologies, systems and operations of Intermedix into the Company. As permitted by the rules and regulations of the SEC, we have excluded Intermedix from our assessment of our internal control over financial reporting as of December 31, 2018. Management will continue to evaluate internal controls as we complete the integration of the acquisition. Intermedix represents 15% of the Company's total assets as of December 31, 2018 (exclusive of intangible assets and goodwill valued through purchase accounting representing 54% of our total assets as of December 31, 2018 that were included in our assessment of our internal control over financial reporting) and 14% of the Company's total net services revenue for the year ended December 31, 2018.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making its assessment, management has utilized the criteria set forth by the COSO of the Treadway Commission in Internal Control-Integrated Framework (2013). Management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2018. The Company’s internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP as stated in their report which appears on page 67.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of R1 RCM Inc.

Opinion on Internal Control over Financial Reporting

We have audited R1 RCM Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, R1 RCM Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Intermedix Holdings, Inc. (“Intermedix”), which is included in the 2018 consolidated financial statements of the Company. Intermedix represents 15% of total assets as of December 31, 2018 (exclusive of intangible assets and goodwill valued through purchase accounting representing 54% of total assets as of December 31, 2018, that were included in management’s assessment of and conclusion on the effectiveness of internal control over financial reporting) and 14% of total net services revenue for the year ended December 31, 2018. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Intermedix.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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
February 22, 2019

Item 9B.	Other Information
None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item with respect to our directors and executive officers will be contained in our 2019 Proxy Statement under the caption "Information About Our Directors, Officers and 5% Stockholders" and is incorporated in this report by reference.
The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance will be contained in our 2019 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated in this report by reference.
The information required by this item with respect to corporate governance matters will be contained in our 2019 Proxy Statement under the caption "Corporate Governance" and is incorporated in this report by reference.
Code of Integrity
We have adopted a global code of integrity that applies to all employees, including our directors and officers (our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions). Copies of our Code of Integrity: Living Our Values are available without charge upon written request directed to Corporate Secretary, R1 RCM Inc., 401 N. Michigan Avenue, Suite 2700, Chicago, Illinois, 60611. Additionally, copies are available without charge online at http://s22.q4cdn.com/852369931/files/doc_downloads/governance_documents/2019/R1-Code-of-Integrity.pdf.

Item 11.	Executive Compensation

Information required to be furnished by Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K regarding executive compensation will be included in our 2019 Proxy Statement, and is herein incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We maintain an Amended and Restated Stock Option Plan ("2006 Plan"), and a Second Amended and Restated 2010 Stock Incentive Plan (the "2010 Amended Plan"), and together with the 2006 Plan (the "Plans"). Under the 2010 Amended Plan we may issue up to a maximum of 46,374,756 shares, including any shares that remained available for issuance under the 2006 Plan as of the date of the IPO and any shares subject to awards that were outstanding under the 2006 Plan as of the date of the IPO that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us without the issuance of shares thereunder. We will not make any further grants under the 2006 Plan. The 2010 Amended Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and and other share-based awards. As of December 31, 2018, 8,548,545 shares were available for future grants of awards under the 2010 Amended Plan. However, to the extent that previously granted awards under the 2006 Plan or 2010 Amended Plan expire, terminate or are otherwise surrendered, canceled or forfeited, the number of shares available for future awards under the 2010 Amended Plan will increase.
The following table summarizes information about the securities authorized for issuance under our equity compensation plans as of December 31, 2018:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Restricted Stock Units	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a))
Equity compensation plans approved by stockholders (1)(2)	24,630,217	$5.36	8,548,545
Equity compensation plans not approved by stockholders (3)	2,903,801	$9.56	—
Total	27,534,018		8,548,545

(1)Includes 13,884,470 outstanding stock options, 1,126,681 restricted stock units and 9,619,066 performance-based restricted stock units ("PBRSUs") awarded under the Plans. The number of shares included for PBRSUs represents the maximum shares that could vest based on applicable price targets. Since the restricted stock units and PBRSUs have no exercise price, they are not included in the weighted-average exercise price calculation in column b.
(2)Excludes 1,095,544 shares of RSAs that were unvested and not forfeited as of December 31, 2018.
(3)Represents stock option inducement grants made pursuant to the NYSE inducement grant rules.

The information required by this item with regard to security ownership of certain beneficial owners and management will be contained in our 2019 Proxy Statement under the caption "Information About Our Directors, Officers and 5% Stockholders - Security Ownership of Certain Beneficial Owners and Management" and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in our 2019 Proxy Statement under the captions "Related-Party Transactions" and "Corporate Governance" and is incorporated in this report by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item will be contained in our 2019 Proxy Statement under the caption "Ratification of the Selection of Independent Registered Public Accounting Firm" and is incorporated in this report by reference.

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
Date: February 22, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Flanagan Joseph Flanagan	President and Chief Executive Officer (Principal Executive Officer)	February 22, 2019

/s/ Christopher Ricaurte Christopher Ricaurte	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 22, 2019

/s/ Richard Evans Richard Evans	Principal Accounting Officer	February 22, 2019

/s/ Charles J. Ditkoff Charles J. Ditkoff	Director	February 22, 2019

/s/ Michael C. Feiner Michael C. Feiner	Director	February 22, 2019

/s/ John B. Henneman III John B. Henneman III	Director	February 22, 2019

/s/ Joseph R. Impicciche Joseph R. Impicciche	Director	February 22, 2019

/s/ Alex J. Mandl Alex J. Mandl	Lead Director	February 22, 2019

/s/ Neal Moszkowski Neal Moszkowski	Director	February 22, 2019

/s/ Ian Sacks Ian Sacks	Director	February 22, 2019

/s/ Anthony J. Speranzo Anthony J. Speranzo	Director	February 22, 2019

/s/ Albert R. Zimmerli Albert R. Zimmerli	Director	February 22, 2019

R1 RCM Inc.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of R1 RCM Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of R1 RCM Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2019 expressed an unqualified opinion thereon.
Adoption of ASU No. 2014-09
As discussed in Note 10 to the financial statements, the Company changed its method for accounting for revenue in 2017 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASU No.’s 2015-14, 2016-08, 2016-10 and 2016-12.
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

Chicago, Illinois

February 22, 2019

R1 RCM Inc.
Consolidated Balance Sheets
(In millions, except per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$62.8	$164.9
Current portion of restricted cash equivalents	1.8	—
Accounts receivable, net	42.2	8.2
Accounts receivable, net - related party	55.2	15.4
Prepaid expenses and other current assets	34.8	13.8
Total current assets	196.8	202.3
Property, equipment and software, net	95.2	48.3
Intangible assets, net	180.5	—
Goodwill	254.8	—
Non-current deferred tax assets	57.5	70.5
Non-current portion of restricted cash equivalents	0.5	1.5
Other assets	22.2	13.4
Total assets	$807.5	$336.0
Liabilities
Current liabilities:
Accounts payable	$9.9	$7.2
Current portion of customer liabilities	14.7	1.1
Current portion of customer liabilities - related party	51.1	27.1
Accrued compensation and benefits	77.0	37.8
Current portion of long-term debt	2.7	—
Other current liabilities and accrued expenses	40.8	16.7
Total current liabilities	196.2	89.9
Non-current portion of customer liabilities - related party	17.7	11.5
Long-term debt	251.0	—
Long-term debt - related party	105.0	—
Other non-current liabilities	22.9	11.9
Total liabilities	592.8	113.3

8.00% Series A convertible preferred stock, par value $0.01, 370,000 shares authorized, 246,233 shares issued and outstanding as of December 31, 2018 (aggregate liquidation value of $251.2); 370,000 shares authorized, 227,483 shares issued and outstanding as of December 31, 2017 (aggregate liquidation value of $232.0)	208.4	189.3
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 500,000,000 shares authorized, 123,353,656 shares issued and 110,541,901 shares outstanding at December 31, 2018; 116,650,388 shares issued and 104,409,961 shares outstanding at December 31, 2017	1.2	1.2
Additional paid-in capital	361.0	337.9
Accumulated deficit	(289.8)	(244.5)
Accumulated other comprehensive loss	(3.5)	(1.6)
Treasury stock, at cost, 12,811,755 shares as of December 31, 2018; 12,240,427 shares as of December 31, 2017	(62.6)	(59.6)
Total stockholders’ equity (deficit)	6.3	33.4
Total liabilities and stockholders’ equity (deficit)	$807.5	$336.0
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In millions, except per share data)

	Year Ended December 31,
	2018	2017	2016
Net services revenue ($600.1 million, $404.4 million and $461.4 million from related party for the year ended December 31, 2018, 2017 and 2016, respectively)	$868.5	$449.8	$592.6
Operating expenses:
Cost of services	770.6	416.3	199.7
Selling, general and administrative	97.9	56.3	74.1
Other	30.4	4.7	20.8
Total operating expenses	898.9	477.3	294.7
Income (loss) from operations	(30.4)	(27.5)	297.9
Net interest (expense) income	(26.3)	0.2	0.3
Income (loss) before income tax provision (benefit)	(56.7)	(27.3)	298.2
Income tax provision (benefit)	(11.4)	31.5	121.1
Net income (loss)	$(45.3)	$(58.8)	$177.1
Net income (loss) per common share:
Basic	$(0.60)	$(0.75)	$0.65
Diluted	$(0.60)	$(0.75)	$0.65
Weighted average shares used in calculating net income (loss) per common share:
Basic	108,175,159	102,062,051	100,160,206
Diluted	108,175,159	102,062,051	100,160,206
Consolidated statements of comprehensive income (loss)
Net income (loss)	(45.3)	(58.8)	177.1
Other comprehensive loss:
Net change on derivatives designated as cash flow hedges, net of tax	0.5	—	—
Foreign currency translation adjustments	(2.4)	1.2	(0.4)
Comprehensive income (loss)	$(47.2)	$(57.6)	$176.7

Basic:
Net income (loss)	$(45.3)	$(58.8)	$177.1
Less dividends on preferred shares	(19.1)	(17.7)	(62.7)
Less income allocated to preferred shareholders	—	—	(49.0)
Net income (loss) available/allocated to common shareholders - basic	$(64.4)	$(76.5)	$65.4
Diluted:
Net income (loss)	$(45.3)	$(58.8)	$177.1
Less dividends on preferred shares	(19.1)	(17.7)	(62.7)
Less income allocated to preferred shareholders	—	—	(49.0)
Net income (loss) available/allocated to common shareholders - diluted	$(64.4)	$(76.5)	$65.4
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated other comprehensive (loss)	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2016	113,259,408	$1.1	(5,543,972)	$(52.7)	$322.5	$(481.8)	$(2.5)	$(213.3)
Share-based compensation expense	—	—	—	—	30.2	—	—	30.2
Deferred tax asset write off including shortfall of $3.5 million	—	—	—	—	(10.6)	—	—	(10.6)
Issuance of common stock related to share-based compensation plans	3,071,876	0.1	—	—	(0.1)	—	—	—
Exercise of vested stock options	94,240	—	—	—	0.2	—	—	0.2
Beneficial conversion feature	—	—	—	—	48.3	—	—	48.3
Issuance of stock warrants	—	—	—	—	21.4	—	—	21.4
Dividends paid/accrued dividends	—	—	—	—	(14.4)	—	—	(14.4)
Deemed preferred stock dividend	—	—	—	—	(48.3)	—	—	(48.3)
Treasury stock purchases	—	—	(4,222,010)	(2.5)	—	—	—	(2.5)
Foreign currency translation adjustments	—	—	—	—	—	—	(0.4)	(0.4)
Net income	—	—	—	—	—	177.1	—	177.1
Balance at December 31, 2016	116,425,524	1.2	(9,765,982)	(55.2)	349.2	(304.7)	(2.8)	(12.3)
Impact of adoption of Topic 606	—	—	—	—	—	113.4	—	113.4
Impact of adoption of ASU 2016-09	—	—	—	—	1.5	(0.9)	—	0.6
Adjusted balance at January 1, 2017	116,425,524	1.2	(9,765,982)	(55.2)	350.7	(192.2)	(2.8)	101.7
Share-based compensation expense	—	—	—	—	11.2	—	—	11.2
Issuance of common stock related to share-based compensation plans	155,535	—	—	—	—	—	—	—
Exercise of vested stock options	69,329	—	—	—	0.2	—	—	0.2
Dividends paid/accrued on preferred stock	—	—	—	—	(17.7)	—	—	(17.7)
Acquisition of treasury stock related to equity award plans	—	—	(1,640,005)	(4.4)	—	—	—	(4.4)
Treasury stock purchases and forfeitures	—	—	(834,440)	—	—	—	—	—
Reclassification of excess share-based compensation	—	—	—	—	(6.5)	6.5	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	1.2	1.2
Net (loss) income	—	—	—	—	—	(58.8)	—	(58.8)
Balance at December 31, 2017	116,650,388	1.2	(12,240,427)	(59.6)	337.9	(244.5)	(1.6)	33.4
Share-based compensation expense	—	—	—	—	17.4	—	—	17.4
Reclassification of equity award	—	—	—	—	1.3	—	—	1.3
Issuance of common stock related to share-based compensation plans	323,964	—	—	—	—	—	—	—
Issuance of common stock and stock warrants	4,665,594	—	—	—	19.2	—	—	19.2
Exercise of vested stock options	1,713,710	—	—	—	4.3	—	—	4.3
Dividends paid/accrued on preferred stock	—	—	—	—	(19.1)	—	—	(19.1)
Acquisition of treasury stock related to equity award plans	—	—	(499,069)	(3.0)	—	—	—	(3.0)
Forfeitures	—	—	(72,259)	—	—	—	—	—
Net change on derivatives designated as cash flow hedges, net of tax of $0.2	—	—	—	—	—	—	0.5	0.5
Foreign currency translation adjustment	—	—	—	—	—	—	(2.4)	(2.4)
Net (loss) income	—	—	—	—	—	(45.3)	—	(45.3)
Balance at December 31, 2018	123,353,656	$1.2	(12,811,755)	$(62.6)	$361.0	$(289.8)	$(3.5)	$6.3
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net income (loss)	$(45.3)	$(58.8)	$177.1
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	38.8	16.3	10.2
Amortization of debt issuance costs	1.5	—	—
Share-based compensation	18.4	10.7	29.8
Loss on disposal	0.4	0.2	0.2
Provision for doubtful accounts	0.8	0.3	—
Deferred income taxes	(14.0)	29.7	121.8
Reimbursed tenant improvements	—	—	1.4
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	(39.1)	(13.0)	4.4
Prepaid expenses and other assets	(17.0)	(2.6)	(9.7)
Accounts payable	(3.0)	(0.3)	1.2
Accrued compensation and benefits	31.9	12.9	15.7
Other liabilities	9.8	1.5	1.1
Customer liabilities and customer liabilities - related party	35.1	24.0	(440.1)
Net cash provided by (used in) operating activities	18.3	20.9	(86.9)
Investing activities
Purchases of property, equipment, and software	(33.5)	(33.6)	(12.6)
Proceeds from maturation of short-term investments	—	—	1.0
Acquisition of Intermedix, net of cash acquired	(462.8)	—	—
Net cash used in investing activities	(496.3)	(33.6)	(11.6)
Financing activities
Series A convertible preferred stock and warrant issuance, net of issuance costs	—	—	178.7
Issuance of senior secured debt, net of discount and issuance costs	253.1	—	—
Issuance of subordinated notes, net of discount and issuance costs	105.5	—	—
Payment of debt principal	(1.3)	—	—
Payment of debt issuance costs related to the Senior Revolver	(0.4)	—	—
Issuance of common stock and stock warrants, net of issuance costs	19.2	—	—
Exercise of vested stock options	4.3	0.2	0.2
Purchase of treasury stock	—	(2.5)	(0.4)
Shares withheld for taxes	(3.0)	(1.9)	(2.0)
Net cash provided by (used in) financing activities	377.4	(4.2)	176.5
Effect of exchange rate changes in cash	(0.7)	0.6	(0.3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(101.3)	(16.3)	77.7
Cash, cash equivalents, and restricted cash at beginning of period	166.4	182.7	105.0
Cash, cash equivalents, and restricted cash at end of period	$65.1	$166.4	$182.7
Supplemental disclosures of cash flow information
Accrued dividends payable to Preferred Stockholders	$4.9	$4.5	$4.2
Accrued and other liabilities related to purchases of property, equipment and software	$19.6	$1.1	$2.5
Accounts payable related to purchases of property, equipment and software	$0.9	$1.4	$2.0
Interest paid	$23.4	$—	$—
Income taxes paid	$(3.3)	$(1.6)	$(1.2)
Income taxes refunded	$0.5	$3.5	$0.7
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Notes to Consolidated Financial Statements

1. Description of Business
R1 RCM Inc. (the "Company") is a leading provider of technology-enabled revenue cycle management ("RCM") services to healthcare providers, including hospitals, physicians groups, and municipal and private emergency medical service ("EMS") providers. The Company helps healthcare providers generate sustainable improvements in their operating margins and cash flows while also enhancing patient, physician and staff satisfaction for its customers.

The Company achieves these results for its customers by managing healthcare providers’ revenue cycle operations, which encompass processes including patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections from patients and payers. The Company does so by deploying a unique operating model that leverages its extensive healthcare site experience, innovative technology and process excellence. The Company assists its RCM customers in managing their revenue cycle operating costs while simultaneously increasing the portion of the maximum potential services revenue they receive. Together, these benefits can generate significant and sustainable improvements in operating margins and cash flows for the Company's customers.

The Company's primary service offering consists of end-to-end RCM services for integrated healthcare delivery networks, which the Company deploys through an operating partner relationship or a co-managed relationship. Under an operating partner relationship, the Company provides comprehensive revenue cycle infrastructure to providers, including all revenue cycle personnel, technology solutions and process workflow. Under a co-managed relationship, the Company leverages its customers’ existing RCM staff and processes, and supplements them with the Company's infused management, subject matter specialists, proprietary technology solutions and other resources. Under the operating partner model, the Company records higher revenue and expenses due to the fact that almost all of the revenue cycle personnel are employees of the Company and more third-party vendor contracts are controlled by the Company. Under the co-managed model, the majority of the revenue cycle personnel and more third-party vendor contracts remain with the customer and those costs are netted against the Company's co-managed revenue. For the years ended December 31, 2018 and 2017, substantially all of the Company's net operating and incentive fees from end-to-end RCM were generated under the operating partner model.

The Company also offers modular services, allowing customers to engage the Company for only specific components of its end-to-end RCM service offering, such as physician advisory services ("PAS"), practice management ("PM"), and revenue capture services ("RCS"). The Company's PAS offering assists healthcare organizations in complying with payer requirements regarding whether to classify a hospital visit as an in-patient or an out-patient observation case for billing purposes. The Company's PM services offer administrative and operational support to allow healthcare providers to focus on delivering high quality patient care and outsource non-core functions to the Company. The Company's RCS offering includes charge capture, charge description master ("CDM") maintenance and pricing services that help providers ensure they are capturing the maximum net compliant revenue for services delivered.

In conjunction with the acquisition of Intermedix, the Company expanded its service offering to physician groups and EMS providers. Intermedix provides RCM and PM services to primary care physician groups and hospital-based physicians in a variety of specialties including emergency medicine, hospitals, anesthesia, and others. Intermedix also provides RCM services to emergency-service providers including municipalities, private providers of emergency service as well as hospital-based emergency-services providers.

Once implemented, the Company's technology solutions, processes and services are deeply embedded in its customers’ day-to-day revenue cycle operations. The Company believes its service offerings are adaptable to meet an evolving healthcare regulatory environment, technology standards and market trends.

Ascension

R1 RCM Inc.
Notes to Consolidated Financial Statements

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
Intermountain
On January 23, 2018, the Company entered into an Amended and Restated Services Agreement (the “Intermountain Services Agreement”) with IHC Health Services, Inc. (“Intermountain”) having a 10-year term. Pursuant to the Intermountain Services Agreement, the Company provides revenue cycle management services to Intermountain hospitals and medical group providers under the operating partner model. In addition, the Company provides revenue cycle management services to Intermountain’s homecare, hospice and palliative care, durable medical equipment and infusion therapy business. In conjunction with the execution of the Intermountain Services Agreement, the Company entered into a Securities Purchase Agreement (the “Intermountain Purchase Agreement”) with Intermountain, pursuant to which the Company sold to Intermountain, in private placements under the Securities Act of 1933, as amended (the "Securities Act"), (i) 4,665,594 shares of common stock and (ii) a warrant to acquire up to 1,500,000 shares of Common Stock at an initial exercise price of $6.00 per share, on the terms and subject to the conditions set forth in the warrant, for an aggregate purchase price of $20 million.

Intermedix

On May 8, 2018, the Company completed the acquisition of Intermedix Holdings, Inc. ("Intermedix") through the merger of Project Links Merger Sub, Inc. (“Merger Sub”), a wholly-owned indirect subsidiary of the Company, with and into Intermedix, with Intermedix surviving the merger as a wholly-owned indirect subsidiary of the Company (the “Acquisition”). The purchase price for the Acquisition was $460 million, subject to customary adjustments for cash, debt, transaction expenses, and normalized working capital. The Company funded the purchase price for the Acquisition and the Company’s associated transaction expenses with a combination of cash on hand and the incurrence of indebtedness. Intermedix is one of the largest providers of RCM and PM services to physician groups and EMS providers in the United States ("U.S."). Intermedix has a diverse customer base of approximately 700 customers and 2,200 employees located in offices within the U.S., Lithuania, the United Kingdom, and New Zealand. Refer to Note 5, Acquisition, and Note 12, Debt, for further discussion on the Intermedix Acquisition and related financing.
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
Beginning in 2017, the Company changed the presentation in its financial statements to be stated in millions instead of thousands. Therefore, previously reported amounts may differ due to rounding.
Segments
Reporting segments are identified as components of an enterprise about which separate discrete financial information is available and is evaluated by the chief operating decision maker, or decision-making group, relating

R1 RCM Inc.
Notes to Consolidated Financial Statements

to resource allocation and performance assessments. All of the Company’s significant operations are organized around the single business of providing revenue cycle operations for healthcare providers. The Company views its operations and manages its business as one operating and reporting segment. The Company acquired Intermedix on May 8, 2018 with the intent to integrate Intermedix into the Company's primary service offering consisting of end-to-end RCM. The integration of the operations of Intermedix into the Company's end-to-end RCM operations is on-going as of December 31, 2018.
Revenue Recognition
Periods commencing January 1, 2017

The Company's primary source of revenue is its end-to-end RCM services fees. The Company also generates revenue through modular RCM services, where customers will engage the Company for only specific components of its end-to-end RCM service offering on a fixed-fee or transactional basis.

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

Net Operating Fees

The Company’s net operating fees consist of:

i) gross base fees invoiced to customers; less

ii) corresponding costs of customers’ revenue cycle operations which the Company pays pursuant to its RCM agreements, including salaries and benefits for the customers' RCM personnel, and related third-party vendor costs; plus

iii) fees accrued for physician group and EMS providers' RCM services.

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

RCM Other

R1 RCM Inc.
Notes to Consolidated Financial Statements

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

Bundled Services

Modular RCM services may be sold separately or bundled in a contract. End-to-end RCM services are typically sold separately but may be bundled with PAS. PAS are commonly sold separately. The typical length of an end-to-end RCM contract is two to ten years (subject to the parties' respective termination rights) but varies from customer to customer. PAS and modular RCM agreements generally vary in length between one and three years.

For bundled arrangements, the Company accounts for individual services as a separate performance obligation if a service is separately identifiable from other items in the bundled arrangement and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The transaction price is allocated between separate services in a bundle based on their relative standalone selling prices. The standalone selling prices are determined based on the prices at which the Company separately sells its RCM, PAS, PM, or other modular services. PAS are provided at a customer’s election but do not represent material rights as the services are priced at standalone selling price throughout the life of the agreement.

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

R1 RCM Inc.
Notes to Consolidated Financial Statements

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
Cost of Services
Costs associated with generating the Company’s net services revenue, including the cost of operating its shared services centers, are expensed as incurred, with the exception of deferred contract costs, which are discussed further in Note 21. Cost of services consist of (i) infused management, on-site revenue cycle employees and technology costs, (ii) shared services costs and (iii) other costs to perform physician advisory services. Infused management, on-site revenue cycle employees and technology costs consist primarily of wages, bonuses, benefits, share-based compensation, travel and other costs associated with employees who are assigned to customer sites to help manage the Company’s customers’ revenue cycle operations. The other significant portion of such expenses is an allocation of the costs associated with maintaining, improving and deploying our integrated proprietary technology suite. Shared services costs relate to the Company’s shared services centers in the U.S. and internationally that perform patient scheduling and pre-registration, medical transcription, cash posting, reconciliation of payments to billing records, patient follow-up and Medicaid eligibility determination for our customers. The Company incurs expenses related to salaries and benefits for employees in its shared services centers

R1 RCM Inc.
Notes to Consolidated Financial Statements

and non-payroll costs associated with operating its shared services centers. Other expenses consist of costs related to managing other services. These expenses consist primarily of wages, bonuses, benefits, share-based compensation and facilities costs.
Comprehensive Income (Loss)
Comprehensive income (loss) is the net income (loss) of the Company combined with other changes in stockholders’ equity (deficit) not involving ownership interest changes. For the Company, such changes are foreign currency translation adjustments and changes in derivatives designated as cash flow hedges.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Restricted Cash Equivalents
In 2018 and 2017, restricted cash equivalents represent the amount of cash or certificate of deposits ("CDs") that the Company is unable to access for operational purposes as it collateralizes certain Company expenses or derivatives. At December 31, 2018 and 2017, the Company had $2.3 million and $1.5 million in restricted cash equivalents, respectively.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable is comprised of unpaid balances pertaining to modular services and end-to-end RCM customers. The Company maintains an estimated allowance for doubtful accounts to reduce its accounts receivable to the amount that it believes will be collected. This allowance is based on the Company’s historical experience, its assessment of each customer’s ability to pay, the length of time a balance has been outstanding, input from key customer resources assigned to each customer and the status of any ongoing operations with each applicable customer.
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
The major classifications of property, equipment and software and their expected useful lives are as follows:

Buildings and land	39 years and indefinite
Computers and other equipment	3 to 5 years
Leasehold improvements	Shorter of 10 years or lease term
Office furniture	5 years
Software	3 to 5 years
Goodwill
Goodwill represents the difference between the purchase price of acquired companies and the related fair value of the net assets acquired, which is accounted for by the acquisition method of accounting. The Company

R1 RCM Inc.
Notes to Consolidated Financial Statements

annually tests goodwill for impairment on the first day of its fiscal fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value. The goodwill impairment test consists of a qualitative assessment of impairment indicators, followed by, if necessary, a quantitative assessment comparing the carrying amount to the reporting unit's fair value. To the extent that the carrying value exceeds the fair value, and impairment charge would be recorded. The Company has determined there to be one reporting unit, end-to-end RCM, consistent with its operating segment. As part of its annual impairment analysis, the Company performed a qualitative assessment and determined there was no impairment of goodwill for the year ended December 31, 2018.
Impairment of Long-Lived Assets
Property, equipment, software and other acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If circumstances require a long-lived asset or asset group be reviewed for possible impairment, the Company first compares undiscounted cash flows expected to be generated by each asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. There was no material impairment of property, equipment, software or other acquired intangible assets for the years ended December 31, 2018, 2017, and 2016.
Accrued Compensation and Benefits
Accrued compensation and benefits consists of accrued payroll, bonus, paid time off, health benefits, severance, and compensation and benefits related taxes. Total accrued payroll and bonus was $51.1 million and $25.1 million at December 31, 2018 and 2017, respectively.
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
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the relevant tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest amount of benefit that has a greater than 50% percent likelihood of being realized upon ultimate settlement. Interest and penalties relating to income taxes are recognized in our income tax provision in the consolidated statements of operations and comprehensive income (loss).
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

R1 RCM Inc.
Notes to Consolidated Financial Statements

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
To determine the fair value of a share-based award using Monte Carlo simulations, the Company makes assumptions regarding the risk-free interest rate, expected future volatility, expected dividend yield and performance period. The risk-free rate is based on the U.S. treasury yield curve in effect at the time of grant. The Company estimates the expected volatility of the share price by reviewing the historical volatility levels of its common stock in conjunction with that of public companies that operate in similar industries or are similar in terms of stage of development or size and then projecting this information toward its future expected volatility. Dividend yield is determined based on the Company’s future plans to pay dividends. The Company had no plans to pay dividends at December 31, 2018. The Company calculates the performance period based on the specific market condition to be achieved and derived from historical data and estimates of future performance.
The Company recognizes compensation expense using a straight-line method over the applicable service or performance period. During each quarter, the share-based compensation expense is adjusted to reflect options that vested or were forfeited during the period; however, compensation expense already recognized is not adjusted if market conditions are not met.
Derivative Financial Instruments

R1 RCM Inc.
Notes to Consolidated Financial Statements

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
In order for a derivative to qualify for hedge accounting, the derivative must be formally designated as a cash flow hedge by documenting the relationship between the derivative and the hedged item. The documentation includes a description of the hedging instrument, the hedged item, the risk being hedged, the Company’s risk management objective and strategy for undertaking the hedge, and the method for assessing the effectiveness of the hedge. Additionally, the hedge relationship must be expected to be highly effective at offsetting changes in the cash flows of the hedged item at both inception of the hedge and on an ongoing basis. Prospective and retrospective hedge effectiveness will be assessed by a comparison of the critical terms of the hedging instrument and the hedged transaction. In the event that the Company’s ongoing assessment demonstrates that the critical terms of the hedging instrument or the hedged transaction have changed and no longer match, hedge effectiveness is assessed by use of a Hypothetical Derivative Method, which assesses hedge effectiveness based on a comparison of the change in fair value of the actual derivative designated as the hedging instrument and the change in fair value of a perfectly effective hypothetical derivative. The perfectly effective hypothetical derivative would have terms that identically match the critical terms of the hedged item.
The Company’s derivative financial instruments consist of non-deliverable foreign currency forward contracts. Fair values for derivative financial instruments are based on prices computed using third-party valuation models and are classified as Level 2 in accordance with the three-level hierarchy of fair value measurements. The change in fair value of a hedging instrument is recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity (deficit) and is reclassified into cost of services in the consolidated statement of operations and comprehensive income (loss) during the period in which the hedged transaction impacts earnings.
Treasury Stock
The Company records treasury stock at the cost to acquire such shares, including commissions paid to brokers. Treasury stock is included as a component of stockholders’ equity (deficit).
Earnings (Loss) Per Share
Basic net income per share is computed by dividing net income, less any dividends, accretion or decretion, redemption or induced conversion on the Preferred Stock, by the weighted average number of common shares outstanding during the period. As the Preferred Stock (as defined in Note 13) participates in dividends alongside the Company’s common stock (per their participating dividends), the Preferred Stock would constitute participating securities under ASC 260-10 and are applied to earnings per share using the two-class method. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends.
3. Recent Accounting Pronouncements

Recently Issued Accounting Standards and Disclosures

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"), which supersedes existing guidance on accounting for leases in Topic 840, Leases. ASU 2016-02 generally requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The Company will adopt ASU 2016-02 on January 1, 2019 using the modified retrospective transition method and record a cumulative-effect adjustment to beginning retained earnings without restating prior period comparative financial statements. The Company will elect the package of practical expedients that will retain existing lease classification and initial directs costs for any leases that exist prior to adoption of the

R1 RCM Inc.
Notes to Consolidated Financial Statements

standard. In addition, the Company will not separate lease and non-lease components for its equipment assets. As part of the adoption, the Company implemented lease accounting software, updated processes and accounting policies and enhanced internal controls. The Company expects to record between $70.0 million and $80.0 million of right-of-use assets and offsetting lease liabilities between $85.0 million and $95.0 million. The Company expects no significant impact to retained earnings. The adjustment will have no impact on the consolidated statement of operations and comprehensive income (loss) or the consolidated statement of cash flows.

On January 1, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"), using a retrospective transition method. ASU 2016-18 is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the Consolidated Statement of Cash Flows. ASU 2016-18 requires that the Consolidated Statement of Cash Flows explain the change in total cash and cash equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. Upon adoption of ASU 2016-18, restricted cash equivalents of $1.5 million as of December 31, 2017, and December 31, 2016, and January 1, 2016 were reclassified to be included within the reconciliation of beginning and ending cash and restricted cash equivalents on the Company's Consolidated Statements of Cash Flows. Restricted cash equivalents of $2.3 million are included in the ending cash balance on the Company's Consolidated Statement of Cash Flows as of December 31, 2018.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Suptopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. ASU 2018-15 is effective for periods

R1 RCM Inc.
Notes to Consolidated Financial Statements

beginning after December 15, 2019. The Company plans to adopt ASU 2018-15 on January 1, 2019 using the prospective method. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

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
The carrying amounts of the Company’s financial instruments, which include financial assets such as cash and cash equivalents, restricted cash equivalents, accounts receivable, net, and certain other current assets, as well as financial liabilities such as accounts payable, accrued service costs, accrued compensation and benefits and certain other accrued expenses, approximate their fair values, due to the short-term nature of these instruments. See Note 23, Derivative Financial Instruments, for a discussion of the fair value of the Company's forward currency derivative contracts. The fair value of the Company's senior term loan is estimated based on the quoted market prices for the same or similar issue, and is considered a Level 2 measurement. The fair value of the Company's notes is estimated based on market indications compared to the inputs of the existing agreement and is considered a Level 2 measurement. The fair value of liabilities carried at book value in the financial statements at December 31, 2018 is as follows (in millions):

	December 31, 2018
	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Senior Term Loan (1)	$253.0	$264.6	$—	$264.6	$—
Notes (2)	$105.7	$109.6	$—	$109.6	$—
(1) Book value net of unamortized debt issuance costs of $8.1 million.
(2) Book value net of unamortized debt issuance costs of $2.2 million.

Other than the items discussed above, the Company does not have any financial assets or liabilities that are required to be measured at fair value on a recurring basis.

5. Acquisition

Intermedix Holdings, Inc.

R1 RCM Inc.
Notes to Consolidated Financial Statements

On May 8, 2018, the Company completed the acquisition of Intermedix. The Intermedix Acquisition has been accounted for under ASC 805, Business Combinations. Accordingly, the accounts of the acquired company, after adjustments to reflect fair values assigned to assets and liabilities, have been included in the Company’s consolidated financial statements since the date of the Intermedix Acquisition.

The purchase price for the Intermedix Acquisition was $460 million, subject to customary adjustments for cash, debt, transaction expenses, and normalized working capital. The purchase price after adjustments amounted to $469.2 million. The Company funded the purchase price for the Intermedix Acquisition and the Company’s associated transaction expenses with a combination of cash on hand and the incurrence of additional indebtedness through a senior term loan and subordinated debt (see Note 12, Debt). The purchase price has been provisionally allocated, on a preliminary basis, to assets acquired and liabilities assumed based on their preliminary estimated fair values as of the completion of the Intermedix Acquisition.

The Company is continuing its review of the fair value estimate of assets acquired and liabilities assumed during the measurement period, which will conclude as soon as the Company receives the information about facts and circumstances that existed as of the acquisition date or learns that more information is not available. This measurement period will not exceed one year from the acquisition date. At the effective date of the Intermedix Acquisition, the assets acquired and liabilities assumed are generally required to be measured at fair value.

Given the timing of the Intermedix Acquisition, the fair value estimate of assets acquired and liabilities assumed are pending completion of multiple elements, including the finalization of an independent appraisal and valuations of fair value of the assets acquired and liabilities assumed, finalization of deferred tax assets and liabilities, and final review by the Company's management. Accordingly, management considers the balances shown in the following table to be preliminary. Some of the more significant amounts that are not yet finalized relate to the fair value of property, equipment and software, intangible assets, operating leases or commitments, contingent liabilities, and income and non-income related taxes. Accordingly, there could be material adjustments to the consolidated financial statements, including changes to depreciation and amortization expense related to the valuation of property, equipment and software, and intangible assets acquired and the respective useful lives for those assets among other adjustments.

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

The preliminary fair value of assets acquired and liabilities assumed is (in millions):

R1 RCM Inc.
Notes to Consolidated Financial Statements

Purchase Price Allocation
Total purchase consideration	$469.2

Allocation of consideration to assets acquired and liabilities assumed:
Cash, cash equivalents, and restricted cash	$6.4
Accounts receivable	35.5
Prepaid expenses and other current assets	11.6
Property, equipment and software	25.4
Intangible assets	191.1
Goodwill	254.8
Other assets	0.3
Accounts payable	(6.4)
Current portion of customer liabilities	(8.6)
Accrued compensation and benefits	(7.7)
Other accrued expenses	(6.2)
Deferred income tax liabilities	(27.0)
Net assets acquired	$469.2

The fair value of accounts receivables acquired is $35.5 million, with the gross contractual amount being $37.5 million. The Company expects $2.0 million to be uncollectible.

The goodwill recognized is primarily attributable to synergies that are expected to be achieved from the integration of Intermedix. None of the goodwill is expected to be deductible for income tax purposes. As of December 31, 2018, there were no impairment changes in the recognized amounts of goodwill resulting from the acquisition of Intermedix.

Included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2018 are net sales of $119.2 million and loss before income taxes of $0.6 million related to the operations of Intermedix since the acquisition date of May 8, 2018.

The Company retained Bank of America to provide both advisory and financing services related to the Intermedix Acquisition. The amount of debt issuance costs paid to Bank of America was $4.1 million.

Measurement period adjustments

The Company had various measurement period adjustments due to updated valuation reports and additional knowledge gained since the acquisition. The significant adjustments included a reduction to intangible assets and property, equipment and software of $10.5 million and $5.4 million, respectively, related to updated information included in the valuation reports, a reduction to the deferred tax liability of $6.5 million, and an offset of these changes to goodwill. In conjunction with the adjustments, the Company reduced depreciation and amortization expense in the quarter ended December 31, 2018.

R1 RCM Inc.
Notes to Consolidated Financial Statements

Pro Forma Results (Unaudited)

The following table summarizes, on a pro forma basis, the combined results of the Company as though the Intermedix Acquisition had occurred as of January 1, 2017. These pro forma results are not necessarily indicative of either the actual consolidated results had the Intermedix Acquisition occurred as of January 1, 2017 or of the future consolidated operating results. Pro forma results are (in millions):

	Year Ended December 31,
	2018	2017
Net services revenue	$938.5	$642.8
Net income (loss)	$(57.8)	$(74.7)

Supplemental pro-forma earnings were adjusted to exclude $11.9 million of acquisition-related costs incurred by the Company in 2018 and include those costs in 2017. Adjustments were also made to earnings to adjust depreciation and amortization to reflect fair value of identified assets acquired, to remove the impairment charges recognized by Intermedix on intangible assets which were revalued as of the acquisition date, to record the effects of extinguishing the debt of Intermedix and replacing it with the debt of the Company, and to record the income tax effect of these adjustments.

6. Accounts Receivable and Allowance for Doubtful Accounts

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
Movements in the allowance for doubtful accounts are as follows (in thousands):

	Year Ended December 31,
	2018	2017
Beginning balance	$363	$66
Provision (recoveries)	754	304
Write-offs	(3)	(7)
Ending balance	$1,114	$363
7. Property, Equipment and Software
Property, equipment and software consist of the following (in millions):

R1 RCM Inc.
Notes to Consolidated Financial Statements

	December 31, 2018	December 31, 2017
Buildings and land	$4.6	$—
Computer and other equipment	48.6	28.7
Leasehold improvements	27.9	22.3
Software	85.9	44.5
Office furniture	9.7	7.4
Property, equipment and software, gross	176.7	102.9
Less accumulated depreciation and amortization	(81.5)	(54.6)
Property, equipment and software, net	$95.2	$48.3
Property, equipment and software, net, located internationally was $15.6 million and $10.1 million as of December 31, 2018 and 2017, respectively. The remaining property, equipment and software was located in the U.S. as of December 31, 2018 and 2017.
During the year ended December 31, 2018, the Company capitalized $22.6 million of computer equipment and software related to a capital lease and financing, of which $10.0 million and $4.2 million are recorded in other accrued expenses and other non-current liabilities, respectively.
The following table summarizes the allocation of depreciation and amortization expense between cost of services and selling, general and administrative expenses (in millions):

	Year Ended December 31,
	2018	2017	2016
Cost of services	$23.9	$14.5	$9.5
Selling, general and administrative	4.3	1.8	0.7
Total depreciation and amortization	$28.2	$16.3	$10.2
8. Intangible Assets

In conjunction with the acquisition of Intermedix, the Company acquired certain intangible assets. Prior to the acquisition of Intermedix on May 8, 2018, the Company did not have any intangible assets. As discussed in Note 5, Acquisition, the amounts and estimated useful lives are preliminary. The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at December 31, 2018 (in millions, except weighted average useful life):

		December 31, 2018
	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	17 years	$160.9	$(6.1)	$154.8
Tradename	1 year	1.1	(1.1)	—
Technology	6 years	26.8	(2.9)	23.9
Favorable leasehold interests	Life of lease	2.3	(0.5)	1.8
Total intangible assets		$191.1	$(10.6)	$180.5

R1 RCM Inc.
Notes to Consolidated Financial Statements

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
• Cost approach - value is based on the current technology cost.
• Market approach - value is based on sales of similar technologies.
• Income approach - value based on identifiable discrete cash flows related to the technology.

Favorable leasehold interests	Income approach to derive the present value of the market versus contractual rent.

Intangible asset amortization expense was $10.6 million and $0.0 million for the year ended December 31, 2018 and 2017, respectively.

Estimated annual amortization expense related to intangible assets with definite lives as of December 31, 2018 is as follows (in millions):

2019	$14.3
2020	14.2
2021	14.2
2022	14.2
2023	14.2
Thereafter	109.4
Total	$180.5

9. Goodwill

Changes in the carrying amount of goodwill for the year ended December 31, 2018 were (in millions):

Goodwill
Balance as of December 31, 2017	$—
Acquisitions	254.8
Balance as of December 31, 2018	$254.8

There was no impairment of goodwill in 2018.
10. Revenue Recognition
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

R1 RCM Inc.
Notes to Consolidated Financial Statements

Disaggregation of Revenue

In the following table, revenue is disaggregated by source of revenue (in millions):

	Year Ended December 31,
	2018	2017
Net operating fees	$760.2	$374.8
Incentive fees	38.3	29.0
Other	70.0	46.0
Net services revenue	$868.5	$449.8

Contract Balances

The following table provides information about receivables, contracts assets, and contract liabilities from contracts with customers (in millions):

	December 31, 2018	December 31, 2017
Receivables (1)	$97.4	$23.6
Contract assets	1.2	—
Contract liabilities	22.3	15.5
(1) Receivables are included in accounts receivable, net. The balance includes accounts receivable, net - related party.

The Company recognized an increase of revenue of $0.4 million and $1.3 million for the year ended December 31, 2018 and 2017 related to changes in transaction price estimates. The Company recognized revenue of $0.2 million and $1.9 million for the year ended December 31, 2018 and 2017, related to services performed in periods prior to the parties reaching an agreement that creates enforceable rights and obligations.

A receivable is recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are typically 30-60 days.

Significant changes in the contract assets and the contract liabilities balances during the year ended December 31, 2018 are as follows (in millions):

	December 31, 2018
	Contract assets	Contract liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$—	$51.8
Increases due to cash received, excluding amounts recognized as revenue during the period	—	5.8
Acquisitions	1.2	2.1

The Company recognized revenue of $51.8 million and $19.9 million during the year ended December 31, 2018 and 2017, which amounts were included in contract liabilities at the beginning of the respective periods. These revenue amounts include $47.8 million and $19.5 million for the year ended December 31, 2018 and 2017, respectively, related to advanced billings which become accounts receivable and contract liabilities on the first day of the respective service period.

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

	Net operating fees	Incentive fees	Other
2019	$58.1	$14.6	$4.0
2020	15.1	—	3.8
2021	8.7	—	3.8
2022	4.2	—	3.8
Thereafter	2.9	—	11.9
Total	$89.0	$14.6	$27.3

The amounts presented in the table above include variable fee estimates for the non-cancellable term of the Company's physician groups and EMS providers, RCM services contracts, fixed fees which are typically recognized ratably as the performance obligation is satisfied, and incentive fees which are measured cumulatively over the contractually defined performance period.

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

Changes in Accounting Policies

R1 RCM Inc.
Notes to Consolidated Financial Statements

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
11. Customer Liabilities
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
Customer liabilities consist of the following (in millions):

	December 31,	December 31,
	2018	2017
Accrued service costs, current (1)	$51.0	$23.7
Collections payable to clients, current	9.1	—
Refund liabilities, current	0.6	0.5
Deferred revenue (contract liabilities), current	5.1	4.0
Current portion of customer liabilities (1)	65.8	28.2
Refund liabilities, non-current	0.4	—
Deferred revenue (contract liabilities), non-current	17.3	11.5
Non current portion of customer liabilities (1)	17.7	11.5
Total customer liabilities	$83.5	$39.7

(1) Current and non-current portion of customer liabilities include amounts for a related party. See Note 20, Related Party Transactions, for further discussion.

12. Debt

The carrying amounts of debt consist of the following (in millions):

R1 RCM Inc.
Notes to Consolidated Financial Statements

December 31, 2018
Senior Revolver	$—
Senior Term Loan	268.7
Notes (primarily with related parties)	110.0
Unamortized discount and issuance costs	(20.0)
Total debt	358.7
Less: Current maturities	(2.7)
Total long-term debt	$356.0

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

The Senior Revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swing loans.” Any issuance of letters of credit or making of a swing loan will reduce the amount available under the revolving credit facility. As of December 31, 2018, the Company had no borrowings and no letters of credit under the Senior Revolver, and $25.0 million of availability under the Senior Revolver.

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

R1 RCM Inc.
Notes to Consolidated Financial Statements

Borrowings under the Senior Secured Credit Facilities bear interest, at the Company’s option, at: (i) an ABR rate equal to the greater of (a) the prime rate of Bank of America, N.A., (b) the federal funds rate plus 0.5% per annum, and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus 4.25% (provided that the Eurodollar rate applicable to the Term Loan Facility shall not be less than 0.00% per annum); or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the Term Loan Facility shall not be less than 0.00% per annum), plus 5.25%. The interest rate as of December 31, 2018 was 7.62%. The Company is also required to pay an unused commitment fee to the lenders under the Senior Revolver at a rate of 0.50% of the average daily unutilized commitments thereunder if the first lien net leverage ratio is greater than 2.00 to 1.00, or at a rate of 0.375% at any other time. The Company must also pay customary letter of credit fees, including a fronting fee as well as administration fees.

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

As of December 31, 2018, $105.0 million of the Notes were due to related parties. For the year ended December 31, 2018, $9.5 million of interest was attributable to related parties.

The Notes bear interest at 14.0% per annum, increasing by 1.0% per annum on May 8, 2021, and by an

R1 RCM Inc.
Notes to Consolidated Financial Statements

additional 1.0% per annum on each subsequent anniversary until the Notes are repaid in full. Interest is payable quarterly in cash; provided, that, subject to the subordination agreement, (i) for any fiscal quarters ending on or prior to May 8, 2019, at the Company’s election, up to 75% of the interest payments will be payable in kind and the remaining amount of such interest payment will be payable quarterly in cash; (ii) for any fiscal quarters ending after May 8, 2019 and on or prior to May 8, 2020, at the Company’s election, up to 50% of the interest payments will be payable in kind and the remaining amount of such interest payment will be payable quarterly in cash; and (iii) for any subsequent fiscal quarters, at the Company’s election, up to 25% of the interest payments will be payable in kind and the remaining amount of such interest payment will be payable quarterly in cash. Interest expense is incurred through the effective interest rate method. Deferred interest, generated due to a difference in the effective interest rate and the stated interest rate, is recognized in other non-current liabilities on the balance sheet. As of December 31, 2018, total deferred interest was $1.4 million.

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

Debt Maturities

Scheduled maturities of the Company's long-term debt for each of the five years succeeding December 31, 2018 and thereafter are summarized as follows (in millions):

Scheduled Maturities
2019	$2.7
2020	2.7
2021	2.7
2022	2.7
2023	2.7
Thereafter	365.2
Total	$378.7
13. Stockholders’ Equity (Deficit)
Preferred Stock and Warrant
The Company has 5,000,000 shares of authorized preferred stock, each with a par value of $0.01. The preferred stock may be issued from time to time in one or more series. The board of directors of the Company

R1 RCM Inc.
Notes to Consolidated Financial Statements

("Board") is authorized to determine the rights, preferences, privileges and restrictions of the Company’s authorized but unissued shares of preferred stock. On February 16, 2016, at the close of the Transaction, the Company issued to TCP-ASC ACHI Series LLLP, a limited liability limited partnership jointly owned by Ascension Health Alliance and investment funds affiliated with TowerBrook (the "Investor"): (i) 200,000 shares of its 8.00% Series A Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock" or "Preferred Stock"), for an aggregate price of $200 million and (ii) an exercisable warrant to acquire up to 60 million shares of its common stock with an exercise price of $3.50 per common share and a term of ten years. The Series A Preferred Stock is immediately convertible into shares of common stock. As of December 31, 2018 and December 31, 2017, the Company had 246,233 and 227,483 shares of Preferred Stock outstanding, respectively. See Note 17, 8.00% Series A Convertible Preferred Stock, for additional information.
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
Treasury Stock
On November 13, 2013, the Board authorized a repurchase of up to $50.0 million of the Company’s common stock in the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time at the sole discretion of the Board. Any repurchased shares will be available for use in connection with the Company’s stock plans and for other corporate purposes. The Company funds the repurchases from cash on hand. During the year ended December 31, 2017, the Company repurchased 855,474 shares of the Company stock for $2.5 million. During the year ended December 31, 2018, no shares were repurchased. No shares have been retired. As of December 31, 2018 and 2017, the Company held in treasury 5,321,393 shares of repurchased stock.

Treasury stock also includes repurchases of Company stock related to employees’ tax withholding upon vesting of restricted shares. For the years ended December 31, 2018 and 2017, the Company repurchased 499,069 and 784,531 shares related to employees’ tax withholding upon vesting of restricted shares, respectively. Additionally, treasury stock includes restricted stock awards that have been canceled or forfeited. See Note 14, Share-Based Compensation.
14. Share-Based Compensation
The Company maintains two stock incentive plans: the Amended and Restated Stock Option Plan (the "2006 Plan") and the Second Amended and Restated Stock 2010 Incentive Plan (the "2010 Amended Plan", together with the 2006 Plan, the "Plans"). In December 2016, the Company's stockholders approved the Second Amended and Restated 2010 Stock Incentive Plan, which authorized the issuance of an additional 17 million shares of the Company's common stock pursuant to awards.
Under the Plans, the Company is authorized to issue up to a maximum of 46,374,756 shares of common stock. This number includes any shares that remained available for issuance under the 2006 Plan as of the date of the IPO and any shares subject to awards that were outstanding under the 2006 Plan as of the date of the IPO that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company without the issuance of shares thereunder. The Company will not make any further grants under the 2006 Plan. The 2010 Amended Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards ("RSAs"), restricted stock units ("RSUs") and other share-based awards. As of December 31, 2018, 8,548,545 shares were available for future grants of awards under the 2010 Amended Plan. To the extent that

R1 RCM Inc.
Notes to Consolidated Financial Statements

previously granted awards under the 2006 Plan or 2010 Amended Plan expire, terminate or are otherwise surrendered, canceled or forfeited, the number of shares available for future awards under the 2010 Amended Plan will increase.
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

Amendments related to accounting for excess tax benefits and shortfalls have been adopted prospectively, resulting in recognition of excess tax benefits and shortfalls in income tax expenses (benefit) rather than additional paid-in capital. For the years ended December 31, 2018 and December 31, 2017, the Company recognized $2.4 million income tax benefit from windfalls and $0.9 million of income tax expense from shortfalls associated with vesting and exercises of equity awards.
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
The following table sets forth the significant assumptions used in the Black-Scholes option pricing model and the Monte Carlo simulations and the calculation of share-based compensation expense during 2018, 2017, and 2016:

Year Ended December 31,
	2018	2017	2016
Expected dividend yield	—%	—%	—%
Risk-free interest rate	2.3% to 2.98%	1.8% to 2.38%	1.2% to 2.06%
Expected volatility	40% to 45%	40% to 45%	45% to 50%
Expected term (in years)	2.59 to 6.25	2.34 to 6.29	5.96 to 6.30
Forfeitures	—%	—%	5.68% annually
Total share-based compensation costs that have been included in the Company’s consolidated statements of operations were as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Share-Based Compensation Expense Allocation Details:
Cost of services	$5.8	$4.5	$6.1
Selling, general and administrative	12.4	6.1	22.0
Other	0.2	0.1	1.8
Total share-based compensation expense (1)	$18.4	$10.7	$29.9

R1 RCM Inc.
Notes to Consolidated Financial Statements

(1) In addition to the share-based compensation expense recorded above, $0.3 million, $0.5 million, and $0.4 million of share-based compensation expense was capitalized to deferred contract costs for the year ended December 31, 2018, 2017, and 2016, respectively. See Note 21, Deferred Contract Costs, for further discussion.
Stock options
The following table sets forth a summary of all option activity under all plans for the years ended December 31, 2018, 2017, and 2016:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2016	15,260,266	$10.23	7.0	$0.3
Granted	11,186,107	2.39
Exercised	(94,240)	1.93
Canceled/forfeited	(5,933,526)	9.22
Outstanding at December 31, 2016	20,418,607	6.26	7.9	$0.3
Granted	3,683,406	3.34
Exercised	(69,329)	2.38
Canceled/forfeited	(6,289,718)	9.01
Outstanding at December 31, 2017	17,742,966	4.70	7.9	$23.7
Granted	274,162	6.51
Exercised	(1,713,710)	2.54
Canceled/forfeited	(2,418,948)	2.60
Outstanding at December 31, 2018	13,884,470	5.36	6.6	$49.2
Outstanding, vested and exercisable at December 31, 2016	7,993,168	$11.34	5.3	$—
Outstanding, vested and exercisable at December 31, 2017	5,778,376	$8.87	5.5	$17.7
Outstanding, vested and exercisable at December 31, 2018	7,712,264	$7.37	5.4	$17.7
The weighted-average grant date fair value of options granted during the years ended December 31, 2018, 2017, and 2016 was $3.01, $1.34, and $1.07 per share, respectively. The weighted-average grant date fair value excludes the options granted under the option exchange discussed further below. The total intrinsic value of the options exercised in the years ended December 31, 2018, 2017, and 2016 was $9.6 million, $0.1 million, and $0.1 million, respectively. The total fair value of options vested during the years ended December 31, 2018, 2017, and 2016 was $4.2 millions, $4.9 million, and $15.0 million, respectively.
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
Restricted stock awards
The following table sets forth a summary of the activity during the years ended December 31, 2018, 2017, and 2016:

R1 RCM Inc.
Notes to Consolidated Financial Statements

	Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested at January 1, 2016	9,255,932	$4.24
Granted	3,071,876	2.58
Vested	(3,361,336)	4.37
Forfeited	(3,103,760)	4.69
Outstanding and unvested at December 31, 2016	5,862,712	$3.01
Granted	—	—
Vested	(2,675,782)	3.50
Forfeited	(834,440)	1.52
Outstanding and unvested at December 31, 2017	2,352,490	$3.03
Granted	—	—
Vested	(1,184,687)	3.07
Forfeited	(72,259)	3.24
Outstanding and unvested at December 31, 2018	1,095,544	$3.02
The total fair value of RSAs vested during the years ended December 31, 2018, 2017, and 2016 was $3.6 million, $9.3 million, and $14.7 million, respectively. The Company’s RSA agreements allow employees to deliver to the Company shares of stock upon vesting of their RSAs in lieu of their payment of the required personal employment-related taxes. The Company does not withhold taxes in excess of maximum required statutory requirements. During the years ended December 31, 2018, 2017, and 2016, employees delivered to the Company 404,466, 733,769, and 996,510 shares of stock, respectively, which the Company recorded at a cost of approximately $2.3 million, $1.8 million, and $2.2 million, respectively. As of December 31, 2018, the Company held 2,668,172 shares of surrendered common stock in treasury related to the vesting of RSAs.
Forfeited and canceled RSAs are added to treasury stock. For the years ended December 31, 2018, 2017, and 2016, 72,259, 834,440, and 3,103,760 shares were added to treasury stock due to canceled RSAs, respectively.
Restricted stock units
In the fourth quarter of 2016, the Company began to grant RSUs to its employees. A summary of the activity during the years ended December 31, 2018, 2017, and 2016 is shown below:

R1 RCM Inc.
Notes to Consolidated Financial Statements

	Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested at January 1, 2016	—	$—
Granted	1,361,794	2.35
Vested	—	—
Forfeited	(15,020)	2.35
Outstanding and unvested at December 31, 2016	1,346,774	$2.35
Granted	285,527	2.96
Vested	(155,535)	2.35
Forfeited	(293,266)	2.35
Outstanding and unvested at December 31, 2017	1,183,500	$2.50
Granted	441,849	7.99
Vested	(323,964)	2.48
Forfeited	(174,704)	3.49
Outstanding and unvested at December 31, 2018	1,126,681	$4.50
The Company's RSU agreements allow employees to surrender to the Company shares of common stock upon vesting of their RSUs in lieu of their payment of the required personal employment-related taxes. During the years ended December 31, 2018, 2017, and 2016, employees delivered to the Company 94,603, 50,762, and 0 shares of stock, respectively, which the Company recorded at a cost of approximately $0.7 million, $0.2 million, and $0.0 million, respectively. Shares surrendered for payment of personal employment-related taxes are held in treasury.
Performance-based restricted stock units
In the third quarter of 2017, the Company began to grant performance-based RSUs ("PBRSUs") to its employees. The PBRSUs vest upon satisfaction of both time-based requirements and performance targets based on share price with certain awards vesting between December 31, 2019 and December 31, 2021. Depending on the average price of the stock for the 60 days prior to the end of the vesting period, the number of shares vesting could be between 0% and 350% of the number of PBRSUs originally granted. Based on the established price targets, 9,619,066 is the maximum number of shares that could vest.

A summary of the PBRSU activity during the years ended December 31, 2018, and 2017 is shown below:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested at January 1, 2017	—	$—
Granted	4,894,817	3.35
Vested	—	—
Forfeited	(108,917)	2.38
Outstanding and unvested at December 31, 2017	4,785,900	$3.37
Granted	1,472,677	8.30
Vested	—	—
Forfeited	(1,648,129)	3.91
Outstanding and unvested at December 31, 2018	4,610,448	$4.72
At March 31, 2018, the Company had 983,472 shares subject to PBRSU award agreements that were intended to be settled in cash until such time as the share reserve available under the 2010 Amended Plan had been deemed sufficient by the Compensation Committee of our Board of Directors ("Compensation Committee") to allow

R1 RCM Inc.
Notes to Consolidated Financial Statements

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
Other
During the second quarter of 2016, in connection with the resignation of the Company's Chief Executive Officer and Chief Financial Officer, the vesting of certain options and RSAs was accelerated pursuant to the agreements previously entered into by the former employees and resulted in an increase of share-based compensation expense for the year ended December 31, 2016 of $7.0 million.
15. Other

Other costs are comprised of reorganization-related and certain other costs. For the year ended December 31, 2018, 2017, and 2016, other costs consist of the following (in millions):

	Year Ended December 31,
	2018	2017	2016
Severance and employee benefits	$2.3	$0.3	$3.5
Facility charges	0.1	—	1.1
Non-cash share based compensation	—	0.1	1.8
Transaction fees (1)	—	—	12.7
Restatement costs	—	—	1.2
Acquisition related costs (2)	19.7	3.1	—
Transitioned employees restructuring expense (3)	4.3	1.2	—
Digital Transformation Office (4)	3.6	—	—
Other	0.4	—	0.5
Total other	$30.4	$4.7	$20.8

(1) Costs related to retention payments and legal fees paid in connection with the closing of the Transaction.
(2) Costs related to evaluating, pursuing and integrating acquisitions as part of the Company’s inorganic growth strategy. Integration costs include employee time and expenses spent on integration activities, vendor spend and severance and retention amounts associated with integration activities.
(3) As part of the transition of personnel to the Company under certain operating partner model contracts, the Company has agreed to reimburse, or directly pay the affected employees, for certain severance and retention costs related to certain employees who will not be transitioned to the Company, or whose jobs will be relocated after the employee transitions to the Company.
(4) Project costs related to the Company's effort to automate its transactional environment.

16. Income Taxes
The domestic and foreign components of income (loss) before income taxes consist of the following (in millions):

R1 RCM Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2018	2017	2016
Domestic	$(65.5)	$(33.9)	$292.4
Foreign	8.8	6.6	5.8
Total income (loss) before income taxes	$(56.7)	$(27.3)	$298.2
For the years ended December 31, 2018, 2017, and 2016, the Company’s current and deferred income tax expense (benefit) attributable to income (loss) from operations are as follows (in millions):

	Current	Deferred	Total
Year Ended December 31, 2016
U.S. Federal	$(0.2)	$95.6	$95.4
State & Local	—	25.0	25.0
Foreign	1.1	(0.4)	0.7
	$0.9	$120.2	$121.1
Year Ended December 31, 2017
U.S. Federal	$0.1	$32.4	$32.5
State & Local	0.2	(2.3)	(2.1)
Foreign	1.5	(0.4)	1.1
	$1.8	$29.7	$31.5
Year Ended December 31, 2018
U.S. Federal	$—	$(10.3)	$(10.3)
State & Local	0.9	(2.6)	(1.7)
Foreign	1.9	(1.3)	0.6
	$2.8	$(14.2)	$(11.4)
Reconciliation of the difference between the actual tax rate and the statutory U.S. federal income tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Federal statutory tax rate	21%	35%	35%
Increase in income tax rate resulting from:
State and local income taxes, net of federal tax benefits	2%	5%	5%
U.S. Tax Reform	(3)%	(140)%	—%
Stock-based Compensation	3%	(17)%	—%
Other	(3)%	2%	1%
Actual tax rate	20%	(115)%	41%
The following table sets forth the Company’s net deferred tax assets as of December 31, 2018 and 2017 (in millions):

R1 RCM Inc.
Notes to Consolidated Financial Statements

	As of December 31,
	2018	2017
Deferred Tax assets:
Net operating loss carryforwards	$60.5	$47.9
Share-based compensation	13.3	13.0
Accrued bonus	8.6	4.0
Advanced billing revenue	5.3	4.0
Other reserves	0.7	0.4
Alternative minimum tax	3.1	2.4
Interest expense limitation	5.3	—
Other	3.8	4.0
Deferred Rent	4.3	2.9
Total gross deferred tax assets	104.9	78.6
Intangible assets	(36.1)	—
Fixed assets	(4.1)	(1.7)
Contract implementation costs	(5.1)	(3.3)
Less valuation allowance	(2.1)	(3.1)
Net deferred tax asset	$57.5	$70.5
At December 31, 2018, the Company had cumulative U.S. federal and state net operating loss carryforwards of approximately $235.2 million and $221.1 million, respectively, which are available to offset U.S. federal and state taxable income in future periods through 2038. These amounts include net operating losses acquired in the Intermedix Acquisition which are subject to Section 382 of the Internal Revenue Code. The general limitation rules allow the Company to utilize the net operating losses subject to an annual limitation that is determined by multiplying the federal long-term tax-exempt rate by the Company’s value immediately before the ownership change.

We finalized the accounting impacts of the Tax Cuts and Jobs Act in connection with filing our 2017 U.S. federal income tax return during the fourth quarter 2018. This resulted in a decrease to income tax expense of $0.1 million, offsetting our original $38.2 million tax expense estimated under SAB 118 during the fourth quarter 2017. We also elected to report Global Intangible Low Taxed Income (“GILTI”) in income tax expense as part of the current income tax provision.
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
The Company has recorded valuation allowances at December 31, 2018 and 2017 of $1.8 million and $1.3 million, respectively, based on our assessment that it is more likely than not that a portion of the Company’s separate state income tax net operating loss will not be realized because the Company no longer has business activities in that state, or where the activity level has decreased to such a level where we believe the NOL will not be realized.

R1 RCM Inc.
Notes to Consolidated Financial Statements

The Company has the ability and intent to maintain our investments in India. The Company has not provided for any additional outside basis difference inherent in its foreign subsidiaries where the indefinite reinvestment assertion has been applied.
No deferred income taxes have been provided on the applicable undistributed earnings of the non-U.S. subsidiaries where the indefinite reinvestment assertion has not been applied. Pursuant to changes made by the Tax Cuts and Jobs Act, the Company reported its previously unremitted foreign earnings. Future distributions are generally not subject to U.S. income taxation. These remittances are either excluded from U.S. taxable income as earnings that have already been subjected to taxation, or alternatively are subject to a 100% foreign dividends received deduction.
The 2018, 2017, and 2016 current tax provision includes $1.5 million, $1.4 million, and $1.2 million, respectively, for income taxes arising from the pre-tax income of the Company’s India subsidiaries. The tax provisions are net of the impact of a tax holiday in India. The Company’s benefits from this tax holiday were $1.6 million, $1.0 million, and $0.9 million for the year ended December 31, 2018, 2017, and 2016, respectively. The Company expanded its operations in India during the year and was awarded new tax holiday agreements. The tax holidays are set to expire between March 31, 2019 and March 31, 2027.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company’s unrecognized tax benefits as of December 31, 2018, 2017, and 2016 were not material.
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
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. U.S. federal income tax returns for 2015 and all subsequent years are currently open for examination. State jurisdictions vary for open tax years. The statute of limitations for most states ranges from three to six years. Certain income tax returns since fiscal year 2009 for the Company’s India subsidiaries are currently open for final determination.
17. 8.00% Series A Convertible Preferred Stock
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

R1 RCM Inc.
Notes to Consolidated Financial Statements

Dividend Rights

The holders of the Preferred Stock are entitled to receive cumulative dividends January 1, April 1, July 1, and October 1 of each year (dividend payment dates), which commenced on April 1, 2016, at a rate equal to 8% per annum (preferred dividend) multiplied by the liquidation preference per share, initially $1,000 per share adjusted for any unpaid cumulative preferred dividends. For the first seven years after issuance, the dividends on the Preferred Stock will be paid-in-kind. As of December 31, 2018 and 2017, the Company had accrued dividends of $4.9 million and $4.5 million associated with the Preferred Stock, respectively, of which $4.9 million and $4.5 million was paid in additional shares and $660 and $660 was paid in cash in January of the following year, respectively. For the year ended December 31, 2018 and 2017, the dividends paid, or accrued, in additional shares of Preferred Stock totaled $19.1 million and $17.7 million, respectively.

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

The following summarizes the Preferred Stock activity for the year ended December 31, 2018 and 2017 (in millions, except per share data):

	Preferred Stock
	Shares Issued and Outstanding	Carrying Value
Balance at January 1, 2016	—	$—
Issuance of preferred stock	200,000	108.9
Beneficial conversion feature deemed dividend	—	48.3
Dividends paid/accrued dividends	10,160	14.4
Balance at December 31, 2016	210,160	$171.6
Dividends paid/accrued dividends	17,323	17.7
Balance at December 31, 2017	227,483	$189.3
Dividends paid/accrued dividends	18,750	19.1
Balance at December 31, 2018	246,233	$208.4
18. Earnings (Loss) Per Share

R1 RCM Inc.
Notes to Consolidated Financial Statements

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
Diluted net income per share is calculated using the more dilutive of the if-converted or the two-class method. For the years ended December 31, 2018 and 2017, the two-class method was more dilutive and was computed by adjusting the denominator used in the basic net income per share computation by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, shares issuable upon vesting of RSAs, RSUs, PBRSUs and Preferred Stock.
Basic and diluted net income (loss) per common share are calculated as follows (in millions, except share and per share data):

	Year Ended December 31,
	2018	2017	2016
Basic EPS:
Net income (loss)	$(45.3)	$(58.8)	$177.1
Less dividends on preferred shares	(19.1)	(17.7)	(62.7)
Less income allocated to preferred shareholders	—	—	(49.0)
Net income (loss) available/(allocated) to common shareholders - basic	$(64.4)	$(76.5)	$65.4
Diluted EPS:
Net income (loss)	(45.3)	(58.8)	177.1
Less dividends on preferred shares	(19.1)	(17.7)	(62.7)
Less income allocated to preferred shareholders	—	—	(49.0)
Net income (loss) available/(allocated) to common shareholders - diluted	$(64.4)	$(76.5)	$65.4
Basic weighted-average common shares	108,175,159	102,062,051	100,160,206
Add: Effect of dilutive securities	—	—	—
Diluted weighted average common shares	108,175,159	102,062,051	100,160,206
Net income (loss) per common share (basic)	$(0.60)	$(0.75)	$0.65
Net income (loss) per common share (diluted)	$(0.60)	$(0.75)	$0.65
Because of their anti-dilutive effect, 25,725,761, 26,064,856, and 27,628,093 common share equivalents comprised of stock options, RSAs, PBRSUs and RSUs have been excluded from the diluted earnings per share calculation for the years ended December 31, 2018, 2017, and 2016, respectively. Additionally, the Investor's and Intermountain's exercisable warrants to acquire up to 60 million and 1.5 million shares, respectively, of the Company's common stock has been excluded from the diluted earnings per share calculation because they are anti-dilutive.
19. Commitments and Contingencies
Operating Leases
The Company rents office space and equipment under operating leases, primarily for its Chicago corporate office, U.S. shared services centers and international operations. Office space lease terms range from one to 12 years, whereas equipment lease terms range from one to three years. The Company’s leases contain various rent holidays and rent escalation clauses and entitlements for tenant improvement allowances. Lease payments are amortized to expense on a straight-line basis over the lease term.

R1 RCM Inc.
Notes to Consolidated Financial Statements

Total rent expense under all operating leases was $15.1 million, $7.9 million, and $5.6 million for the years ended December 31, 2018, 2017, and 2016, respectively.
The aggregate future minimum rental commitments under all noncancelable operating leases having remaining terms in excess of one year as of December 31, 2018 are as follows (in millions):

2019	$18.1
2020	16.5
2021	15.6
2022	12.7
2023	11.3
Thereafter	34.5
Total	$108.7

Legal Proceedings

Other than as described below, the Company is not presently a party to any material litigation or regulatory proceeding and is not aware of any pending or threatened litigation or regulatory proceeding against the Company which, individually or in the aggregate, could have a material adverse effect on its business, operating results, financial condition or cash flows.

In May 2016, the Company was served with a False Claims Act case brought by a former emergency department service associate who worked at a hospital of one of the Company’s customers, MedStar Inc.’s Washington Hospital Center (“WHC”), along with WHC and three other hospitals that were PAS clients and a place holder, John Doe hospital, representing all PAS clients (U.S. ex rel. Graziosi vs. Accretive Health, Inc. et. al.), and seeking money damages, False Claims Act penalties and plaintiff’s attorneys’ fees.  The Third Amended Complaint alleges that the Company’s PAS business violates the federal False Claims Act. The case was originally filed under seal in 2013 in the Federal district court in Chicago, was presented to the U.S. Attorney in Chicago, and the U.S. Attorneys declined to intervene. The Company believes that it has meritorious defenses to all claims in the case and intends to vigorously defend itself against these claims. The outcome is not presently determinable.
20. Related Party Transactions
As a result of the closing of the Transaction with Ascension Health Alliance on February 16, 2016 and Ascension Health Alliance's ownership interest in the Investor, Ascension became a related party to the Company. This note, encompasses transactions between Ascension and its affiliates, including AMITA Health, and the Company pursuant to the A&R MPSA, including all supplements, amendments and other documents entered into in connection therewith. See Note 1, Business Description and Basis of Presentation, Note 12, Debt, and Note 17, 8.00% Series A Convertible Preferred Stock for further discussion about the agreements with Ascension.
Net services revenue from services provided to Ascension included in the Company’s consolidated statements of operations were (in millions):

Year Ended December 31,
2018	2017	2016
$600.1	$404.4	$461.4

R1 RCM Inc.
Notes to Consolidated Financial Statements

Amounts included in the Company's consolidated balance sheets for Ascension, excluding debt (see Note 12, Debt), are (in millions):

	December 31, 2018	December 31, 2017
Accounts receivable, net - related party	$55.2	$15.4

Accrued service costs, current	$47.7	$23.7
Refund liabilities, current	0.6	0.5
Deferred revenue (contract liabilities), current	2.8	2.9
Current portion of customer liabilities	51.1	27.1

Refund liabilities, non-current	0.4	—
Deferred revenue (contract liabilities), non-current	17.3	11.5
Non-current portion of customer liabilities	17.7	11.5
Total customer liabilities	$68.8	$38.6
As part of the transition of Ascension personnel to the Company in conjunction with the A&R MPSA, the Company has agreed to reimburse Ascension for certain severance and retention costs related to certain Ascension employees who will not be transitioned to the Company. As of December 31, 2018 and December 31, 2017, the Company had $0.8 million and $0.5 million in accrued compensation and benefits related to these costs, respectively.

As Ascension is the Company's largest customer, a significant percentage of the Company's cost of services is associated with providing services to Ascension. However, due to the nature of the Company's shared services and information technology operations, it is impractical to assign the dollar amount associated with services provided to Ascension.
21. Deferred Contract Costs
Certain costs associated with the initial phases of customer contracts and the related transition of customer organizations are deferred. These fulfillment costs relate directly to the Company’s responsibilities under the corresponding customer contracts, generate or enhance resources of the Company that will be used in satisfying its performance obligations in the future, and are expected to be recovered through the margins realized. The following table summarizes the breakout of deferred contract costs (in millions):

	December 31, 2018	December 31, 2017
Prepaid expenses and other current assets	$2.8	$1.6
Other assets	17.4	11.6
Total deferred contract costs	$20.2	$13.2

The associated assets are amortized as services are transferred to the customer over the remaining life of the contracts. For the year ended December 31, 2018 and 2017, total amortization was $2.2 million and $1.0 million, respectively, and there were no associated impairment losses.
22. Segments and Customer Concentrations
The Company has determined that it has a single operating segment in accordance with how its business activities are managed and evaluated. All of the Company’s significant operations are organized around the single

R1 RCM Inc.
Notes to Consolidated Financial Statements

business of providing end-to-end management services of revenue cycle operations for healthcare providers. Accordingly, for purposes of segment disclosures, the Company has only one reporting segment. The Company's international sales are not material.
Healthcare providers affiliated with Ascension have accounted for a significant portion of the Company’s net services revenue each year since the Company’s formation. For the year ended December 31, 2018, 2017, and 2016, net services revenue from healthcare organizations affiliated with Ascension accounted for 69%, 90%, and 78% of the Company's total net services revenue, respectively. The loss of customers within the Ascension health system would have a material adverse impact on the Company’s operations. For the year ended December 31, 2018 and 2017, Intermountain Healthcare accounted for 14% and 4% of the Company's total net services revenue, respectively.
As of December 31, 2018 and 2017, the Company had a concentration of credit risk of customers affiliated with Ascension accounting for 57% and 66% of accounts receivable, respectively.
23. Derivative Financial Instruments

Certain of the Company’s subsidiaries are exposed to currency risk through their use of the Company’s global delivery resources. The Company is actively managing the risk of changes in foreign currency exchange rate through foreign currency forward contracts traded in over-the-counter markets governed by International Swaps and Derivatives Association, Inc. (ISDA) agreements. Derivative transactions are governed by a uniform set of policies and procedures covering areas such as authorization, counterparty exposure and hedging practices. Positions are monitored using techniques such as market value and sensitivity analyses. The Company does not enter into derivative transactions for trading purposes. As of December 31, 2018, the Company’s currency forward contracts have maturities extending no later than December 31, 2019. The Company has designated these derivatives as cash flow hedges. As of December 31, 2018, the Company held no derivatives, or non-derivative hedging instruments, that were designated in fair value or net investment hedges.

As of December 31, 2018, the Company estimates that $0.7 million of existing gains reported in accumulated other comprehensive loss are expected to be reclassified into earnings within the next 12 months. The amount related to derivatives designated as cash flow hedges that was reclassified into cost of services was a net loss of $1.3 million during year ended December 31, 2018. The Company classifies cash flows from its derivative programs as cash flows from operating activities in the consolidated statements of cash flows.
Impact of Derivatives on our Consolidated Financial Statements at Fair Value
As of December 31, 2018 and December 31, 2017, the notional amount of the Company's open foreign currency forward contracts was approximately $52.0 million and $0 million, respectively.

The effect of derivatives in the Company's consolidated statements of operations for the year ended December 31, 2018 and 2017 were (in millions):

	Year Ended December 31,
	2018	2017
Amount of gain (loss) recognized in other comprehensive income	$(0.6)	$—
Amount of gain (loss) reclassified from accumulated other comprehensive income to other income	(1.3)	—

The accumulated gain, net of tax of $0.2 million and $0.0 million, recognized in accumulated other comprehensive income was $0.5 million and $0.0 million as of December 31, 2018 and December 31, 2017, respectively.

R1 RCM Inc.
Notes to Consolidated Financial Statements

The location and fair value of derivative instruments designated as hedges in the consolidated balance sheet as of December 31, 2018 and December 31, 2017 are as follows:

		December 31,
	Balance sheet location	2018	2017
Cash Flow Hedges:
Foreign currency forward contracts	Prepaid expenses and other current assets	$0.7	$—
Foreign currency forward contracts	Other accrued expenses	$—	$—

The Company's ISDA agreements contain credit risk-related contingent features. In the event of certain defaults or changes to the Company's credit profile, counterparties may request early termination and net settlement of certain derivative trades or may require the Company to collateralize derivatives in a net liability position. As of December 31, 2018 and December 31, 2017, the aggregate fair value of the derivative instruments with credit risk-related contingent features in net liability positions was $0 million and $0 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit risk-related contingent features were triggered at the reporting dates. Fair values for derivative financial instruments are based on prices computed using third-party valuation models and are classified as Level 2 in accordance with the three-level hierarchy of fair value measurements. As of December 31, 2018 and December 31, 2017, we had $1.4 million and $0 million in cash collateral on deposit with counterparties for derivative contracts, respectively. The cash collateral on deposit with counterparties is classified as current portion of restricted cash on the consolidated balance sheets. The credit support documents executed in connection with certain of our ISDA agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.

The following table presents amounts relevant to offsetting of the Company's derivative assets and liabilities and the corresponding collateral account as of December 31, 2018 and December 31, 2017 (in millions):

	December 31,
	2018	2017
Net assets	$0.7	$—
Net liabilities	—	—
Total Fair Value	$0.7	$—

Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to the Company, and the maximum amount of loss due to credit risk, based on the gross fair value of all of the Company’s derivative financial instruments, was $0 million as of December 31, 2018.
24. Retirement Plan

The Company maintains a 401(k) retirement plan (the "401(k) plan") that is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. In general, all employees are eligible to participate. In conjunction with the acquisition of Intermedix, the company continued to maintain the pre-existing Intermedix 401(k) retirement plan ("Intermedix 401(k) plan"). Both 401(k) plans include a salary deferral arrangement pursuant to which participants may elect to reduce their current compensation by up to the statutorily prescribed limit, equal to $18,500 in 2018, and $18,000 in 2017 and 2016, and have the amount of the reduction contributed to the 401(k) plan.

The Company currently matches employee contributions up to 50% of the first 6% of base compensation that a participant contributes to the 401(k) plan, including director-level and above employees. For the years ended December 31, 2018, 2017, and 2016, total Company contributions to the 401(k) plan were $5.2 million, $2.2 million, and $0.7 million, respectively.

R1 RCM Inc.
Notes to Consolidated Financial Statements

The Company matches employee contributions 100% of the first 1% of base compensation and 50% of the next 5% that a participant contributes to the Intermedix 401(k) plan. Since the acquisition date, for the year ended December 31, 2018, total Company contributions to the Intermedix 401(k) plan were $1.1 million.

25. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets is comprised of the following (in millions):

	Year Ended December 31,
	2018	2017
Prepaid expenses	$13.6	$6.6
Notes receivable	4.0	—
Security deposits	4.8	3.3
Other current assets	12.4	3.9
Ending balance	$34.8	$13.8

26. Other Current Liabilities and Accrued Expenses

Other current liabilities and accrued expenses is comprised of the following (in millions):

	Year Ended December 31,
	2018	2017
Accrued expenses	$22.4	$14.9
Notes payable	14.5	—
Other	3.9	1.8
Ending balance	$40.8	$16.7
27. Quarterly Financial Information (Unaudited)
The following tables provide our Quarterly Condensed Consolidated Statements of Operations (in millions except per share data):

	1st Quarter Ended March 31,		2nd Quarter Ended June 30,		3rd Quarter Ended September, 30		4th Quarter Ended December 31,
	2018	2017	2018	2017	2018	2017	2018	2017
Net services revenue	$147.3	$86.9	$207.9	$99.4	$250.4	$123.2	$262.9	$140.3
Total operating expenses	158.1	95.4	225.6	109.6	256.2	128.3	259.0	144.0
Income (loss) from operations	(10.8)	(8.5)	(17.7)	(10.2)	(5.8)	(5.1)	3.9	(3.7)
Net income (loss)	$(23.3)	$(8.3)	$(2.9)	$(6.7)	$(13.4)	$(3.6)	$(5.7)	$(40.2)

Net income (loss) per common share
Basic	$(0.26)	$(0.12)	$(0.07)	$(0.11)	$(0.17)	$(0.08)	$(0.10)	$(0.44)
Diluted	$(0.26)	$(0.12)	$(0.07)	$(0.11)	$(0.17)	$(0.08)	$(0.10)	$(0.44)

EXHIBIT INDEX

Exhibit Number	Description

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
10.56*
Amended and Restated Grant of Performance Based Awards pursuant to the R1 RCM Inc. Second Amended and Restated 2010 Stock Incentive Plan to Joseph Flanagan (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K/A (file No. 001-34746) filed on January 18, 2018)

10.57*
Amended and Restated Grant of Performance Based Awards pursuant to the R1 RCM Inc. Second Amended and Restated 2010 Stock Incentive Plan to Christopher Ricaurte (incorporated by reference to Exhibit 10.2 to the Current Report on 8-K/A (file No. 001-34746) filed on January 18, 2018)

10.58*
Amended and Restated Grant of Performance Based Awards pursuant to the R1 RCM Inc. Second Amended and Restated 2010 Stock Incentive Plan to Steven Shulman (incorporated by reference to Exhibit 10.3 to the Current Report on 8-K/A (file No. 001-34746) filed on January 18, 2018)

10.59
Amended and Restated Registration Rights Agreement among the Registrant, IHC Health Services, Inc. and TCP-ASC ACHI Series LLLP dated as of January 23, 2018 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (file No. 001-34746) filed on January 24, 2018)

10.60
Securities Purchase Agreement between the Company and IHC Health Services, Inc. dated as of January 23, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (file No. 001-34746) filed on January 24, 2018)

10.61
Warrant between the Company and IHC Health Services, Inc. dated as of January 23, 2018 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (file No. 001-34746) filed on January 24, 2018)

10.62
Credit Agreement, dated as of May 8, 2018, by and among the Registrant, the other parties party thereto as Credit Parties (as defined therein), Bank of America, N.A., as administrative agent and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (file No. 001-34746) filed on May 8, 2018)

10.63
Subordinated Note Purchase Agreement, dated as of May 8, 2018, by and among the Registrant, the other parties party thereto as Subsidiary Guarantors (as defined therein), TI IV ACHI Holdings, LP, Ascension Health Alliance and the other purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (file No. 001-34746) filed on May 8, 2018)

10.64+
Amended and Restated Services Agreement between the Registrant and IHC Health Services, Inc. dated as of January 23, 2018 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on 10-Q (file No. 001-34746) filed on May 10, 2018)

10.65+
Exhibits to the Amended and Restated Services Agreement between the Registrant and IHC Health Services, Inc. dated as of January 23, 2018 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on 10-Q (file No. 001-34746) filed on May 10, 2018)

10.66+
Addendum No. 1 to Amended and Restated Services Agreement between the Registrant and IHC Health Services, Inc. dated as of April 30, 2018 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on 10-Q (file No. 001-34746) filed on May 10, 2018)

10.67*
Form of Grant of Performance Based Restricted Stock Unit Awards - 2018 Form pursuant to the Second Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K (file No. 001-34746) filed on May 31, 2018)

10.68+
Addendum No. 2 to Amended and Restated Services Agreement between the Registrant and IHC Health Services, Inc. dated as of June 18, 2018 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on 10-Q (file No. 001-34746) filed on August 9, 2018)

10.69+
Supplement 26 to Amended and Restated Master Professional Services Agreement between the Registrant and Ascension Health dated as of June 24, 2018 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on 10-Q (file No. 001-34746) filed on August 9, 2018)

10.70+
Amendment No. 2 to Amended and Restated Master Professional Services Agreement between the Registrant and Ascension Health dated as of June 24, 2018 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on 10-Q (file No. 001-34746) filed on August 9, 2018)

10.71+
Amendment No. 3 to Amended and Restated Master Professional Services Agreement between the Registrant and Ascension Health dated as of July 5, 2018 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on 10-Q (file No. 001-34746) filed on November 7, 2018)

10.72+	Addendum No. 3 to Amended and Restated Services Agreement between the Registrant and IHC Health Services, Inc. dated as of October 1, 2018
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the R1 RCM Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes.

*	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

+	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.