Form 10-Q
period 2019-03-31
R1 RCM INC.
filed 2019-05-09
CIK 1472595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RCM	Nasdaq
As of May 1, 2019, the registrant had 110,601,611 shares of common stock, par value $0.01 per share, outstanding.

R1 RCM Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

R1 RCM Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	(Unaudited)
	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$116.9	$62.8
Current portion of restricted cash equivalents	0.4	1.8
Accounts receivable, net	40.8	42.2
Accounts receivable, net - related party	23.1	55.2
Prepaid expenses and other current assets	36.2	34.8
Total current assets	217.4	196.8
Property, equipment and software, net	103.8	95.2
Operating lease right-of-use assets	69.9	—
Intangible assets, net	175.2	180.5
Goodwill	253.2	254.8
Non-current deferred tax assets	63.2	57.5
Non-current portion of restricted cash equivalents	0.5	0.5
Other assets	24.6	22.2
Total assets	$907.8	$807.5
Liabilities
Current liabilities:
Accounts payable	$13.5	$9.9
Current portion of customer liabilities	11.2	14.7
Current portion of customer liabilities - related party	55.4	51.1
Accrued compensation and benefits	86.2	77.0
Current portion of operating lease liabilities	11.4	—
Current portion of long-term debt	2.7	2.7
Other accrued expenses	52.6	40.8
Total current liabilities	233.0	196.2
Non-current portion of customer liabilities - related party	18.7	17.7
Non-current portion of operating lease liabilities	74.8	—
Long-term debt	250.9	251.0
Long-term debt - related party	105.0	105.0
Other non-current liabilities	8.2	22.9
Total liabilities	690.6	592.8

8.00% Series A convertible preferred stock, par value $0.01, 370,000 shares authorized, 251,157 shares issued and outstanding as of March 31, 2019 (aggregate liquidation value of $256.2); 370,000 shares authorized, 246,233 shares issued and outstanding as of December 31, 2018 (aggregate liquidation value of $251.2)	213.4	208.4
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 123,501,504 shares issued and 110,345,543 shares outstanding at March 31, 2019; 123,353,656 shares issued and 110,541,901 shares outstanding at December 31, 2018	1.2	1.2
Additional paid-in capital	360.9	361.0
Accumulated deficit	(289.6)	(289.8)
Accumulated other comprehensive loss	(2.8)	(3.5)
Treasury stock, at cost, 13,155,961 shares as of March 31, 2019; 12,811,755 shares as of December 31, 2018	(65.9)	(62.6)
Total stockholders’ equity	3.8	6.3
Total liabilities and stockholders’ equity	$907.8	$807.5
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(In millions, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Net services revenue ($181.8 million and $136.2 million for the three months ended March 31, 2019 and 2018 from related party, respectively)	$275.9	$147.3
Operating expenses:
Cost of services	237.2	138.7
Selling, general and administrative	22.5	17.0
Other expenses	8.8	2.4
Total operating expenses	268.5	158.1
Income (loss) from operations	7.4	(10.8)
Net interest (expense) income	(10.2)	0.2
Income (loss) before income tax provision (benefit)	(2.8)	(10.6)
Income tax provision (benefit)	(3.0)	12.7
Net income (loss)	$0.2	$(23.3)
Net income (loss) per common share:
Basic	$(0.04)	$(0.26)
Diluted	$(0.04)	$(0.26)
Weighted average shares used in calculating net income (loss) per common share:
Basic	109,802,632	105,831,571
Diluted	109,802,632	105,831,571
Consolidated statements of comprehensive income (loss)
Net income (loss)	0.2	(23.3)
Other comprehensive income (loss):
Net change on derivatives designated as cash flow hedges, net of tax	0.2	(0.2)
Foreign currency translation adjustments	0.5	(0.5)
Comprehensive income (loss)	$0.9	$(24.0)

Basic:
Net income (loss)	$0.2	$(23.3)
Less dividends on preferred shares	(5.0)	(4.6)
Net income (loss) available/allocated to common shareholders - basic	$(4.8)	$(27.9)
Diluted:
Net income (loss)	$0.2	$(23.3)
Less dividends on preferred shares	(5.0)	(4.6)
Net income (loss) available/allocated to common shareholders - diluted	$(4.8)	$(27.9)
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)
(In millions, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated other comprehensive (loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	123,353,656	$1.2	(12,811,755)	$(62.6)	$361.0	$(289.8)	$(3.5)	$6.3
Share-based compensation expense	—	—	—	—	4.5	—	—	4.5
Issuance of common stock related to share-based compensation plans	2,613	—	—	—	—	—	—	—
Exercise of vested stock options	145,235	—	—	—	0.4	—	—	0.4
Dividends paid/accrued	—	—	—	—	(5.0)	—	—	(5.0)
Acquisition of treasury stock related to share-based compensation plans	—	—	(342,998)	(3.3)	—	—	—	(3.3)
Forfeitures	—	—	(1,208)	—	—	—	—	—
Net change on derivatives designated as cash flow hedges, net of tax of $0.1 million	—	—	—	—	—	—	0.2	0.2
Foreign currency translation adjustments	—	—	—	—	—	—	0.5	0.5
Net income (loss)	—	—	—	—	—	0.2	—	0.2
Balance at March 31, 2019	123,501,504	$1.2	(13,155,961)	$(65.9)	$360.9	$(289.6)	$(2.8)	$3.8

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated other comprehensive (loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	116,650,388	$1.2	(12,240,427)	$(59.6)	$337.9	$(244.5)	$(1.6)	$33.4
Share-based compensation expense	—	—	—	—	2.7	—	—	2.7
Issuance of common stock related to share-based compensation plans	3,603	—	—	—	—	—	—	—
Issuance of common stock and stock warrants	4,665,594	—	—	—	19.3	—	—	19.3
Exercise of vested stock options	100,012	—	—	—	0.2	—	—	0.2
Dividends paid/accrued	—	—	—	—	(4.6)	—	—	(4.6)
Acquisition of treasury stock related to share-based compensation plans	—	—	(362,402)	(1.9)	—	—	—	(1.9)
Forfeitures	—	—	—	—	—	—	—	—
Net change on derivatives designated as cash flow hedges, net of tax of $0.1 million	—	—	—	—	—	—	(0.2)	(0.2)
Foreign currency translation adjustments	—	—	—	—	—	—	(0.5)	(0.5)
Net income (loss)	—	—	—	—	—	(23.3)	—	(23.3)
Balance at March 31, 2018	121,419,597	$1.2	(12,602,829)	$(61.5)	$355.5	$(267.8)	$(2.3)	$25.1
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net income (loss)	$0.2	$(23.3)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	12.9	4.9
Amortization of debt issuance costs	0.6	—
Share-based compensation	4.4	3.9
Provision for doubtful receivables	1.0	—
Deferred income taxes	(4.1)	12.3
Non-cash lease expense	2.7	—
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	33.0	(15.3)
Prepaid expenses and other assets	(3.3)	(1.3)
Accounts payable	3.0	(1.4)
Accrued compensation and benefits	9.1	(0.2)
Lease liabilities	(2.7)	—
Other liabilities	12.4	3.4
Customer liabilities and customer liabilities - related party	1.9	7.1
Net cash provided by (used in) operating activities	71.1	(9.9)
Investing activities
Purchases of property, equipment, and software	(14.8)	(3.4)
Net cash used in investing activities	(14.8)	(3.4)
Financing activities
Repayment of senior secured debt	(0.7)	—
Issuance of common stock and stock warrants, net of issuance costs	—	19.3
Exercise of vested stock options	0.4	0.2
Shares withheld for taxes	(3.3)	(1.9)
Finance lease payments	(0.2)	—
Net cash provided by (used in) financing activities	(3.8)	17.6
Effect of exchange rate changes in cash, cash equivalents and restricted cash	0.2	(0.2)
Net increase in cash, cash equivalents and restricted cash	52.7	4.1
Cash, cash equivalents and restricted cash, at beginning of period	65.1	166.4
Cash, cash equivalents and restricted cash, at end of period	$117.8	$170.5
Supplemental disclosures of cash flow information
Accrued dividends payable to preferred stockholders	$5.0	$4.6
Accrued and other liabilities related to purchases of property, equipment and software	$20.6	$4.1
Accounts payable related to purchases of property, equipment and software	$1.4	$0.6
Interest paid	$5.1	$—
Income taxes paid	$(0.5)	$(0.4)
Income taxes refunded	$0.1	$0.4

See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

1. Business Description and Basis of Presentation
Business Description
R1 RCM Inc. (the "Company") is a leading provider of technology-enabled revenue cycle management ("RCM") services to healthcare providers, including hospitals, physician groups, and municipal and private emergency medical service ("EMS") providers. The Company helps healthcare providers generate sustainable improvements in their operating margins and cash flows while also enhancing patient, physician, and staff satisfaction for its customers.

The Company achieves these results for these customers by managing healthcare providers' revenue cycle operations, which encompass processes including patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation, and collections from patients and payers. The Company does so by deploying a unique operating model that leverages its extensive healthcare site experience, innovative technology, and process excellence. The Company assists its RCM customers in managing their revenue cycle operating costs while simultaneously increasing the portion of the maximum potential services revenue they receive. Together, these benefits can generate significant and sustainable improvements in operating margins and cash flows for the Company's customers.

The Company's primary service offering consists of end-to-end RCM services for integrated healthcare delivery networks, which the Company deploys through an operating partner relationship or a co-managed relationship. Under an operating partner relationship, the Company provides comprehensive revenue cycle infrastructure to providers, including all revenue cycle personnel, technology, and process workflow. Under a co-managed relationship, the Company leverages its customers’ existing RCM staff and processes, and supplements them with the Company's infused management, subject matter specialists, proprietary technology, and other resources. Under the operating partner model, the Company records higher revenue and expenses due to the fact that almost all of the revenue cycle personnel are employees of the Company and more third-party contracts are controlled by the Company. Under the co-managed model, the majority of the revenue cycle personnel and more third-party vendor contracts remain with the the customer and those costs are netted against the Company's co-managed revenue.

The Company also offers modular services, allowing customers to engage the Company for only specific components of its end-to-end RCM service offering, such as physician advisory services ("PAS"), practice management ("PM"), and revenue integrity solutions ("RIS"), formerly known as revenue capture services. The Company's PAS offering assists healthcare organizations in complying with payer requirements regarding whether to classify a hospital visit as in-patient or an out-patient observation case for billing purposes. The Company's PM services offer administrative and operational support to allow healthcare providers to focus on delivering high quality patient care and outsource non-core functions to the Company. The Company's RIS offering includes charge capture, charge description master ("CDM") maintenance and pricing services that help providers ensure they are capturing the maximum net compliant revenue for services delivered.

In conjunction with the acquisition of Intermedix, the Company expanded its service offering to physician groups and EMS providers. Intermedix provides RCM and PM services to primary care physician groups and hospital-based physicians in a variety of specialties including emergency medicine, hospitals, anesthesia, and others. The Company also provides RCM services to emergency-service providers including municipalities, private providers of emergency service, and hospital-based emergency-services providers.

Ascension
On February 16, 2016, the Company entered into a long-term strategic partnership with Ascension Health Alliance, the parent of the Company's largest customer and the nation’s largest Catholic and non-profit health system, and TowerBrook Capital Partners ("TowerBrook"), an investment management firm (the "Transaction"). As part of the Transaction, the Company amended and restated its Master Professional Services Agreement ("A&R

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

MPSA") with Ascension Health ("Ascension") effective February 16, 2016 with a term of ten years. Pursuant to the A&R MPSA and with certain limited exceptions, the Company became the exclusive provider of RCM services and PAS with respect to acute care services provided by the hospitals affiliated with Ascension that execute supplement agreements with the Company.
Intermountain
On January 23, 2018, the Company entered into an Amended and Restated Services Agreement (the "Intermountain Services Agreement"), with IHC Health Services, Inc. ("Intermountain") having a 10-year term. Pursuant to the Intermountain Services Agreement, the Company provides revenue cycle management services to Intermountain hospitals and medical group providers under the operating partner model. In addition, the Company provides revenue cycle management services to Intermountain's homecare, hospice and palliative care, durable medical equipment and infusion therapy business. In conjunction with the execution of the Intermountain Services Agreement, the Company entered into a Securities Purchase Agreement (the "Intermountain Purchase Agreement") with Intermountain, pursuant to which the Company sold to Intermountain, in private placements under the Securities Act of 1933, (i) 4,665,594 shares of common stock, and (ii) a warrant to acquire up to 1,500,000 shares of Common Stock at an initial exercise price of $6.00 per share, on the terms and subject to the conditions set forth in the Warrant Agreement, for an aggregate purchase price of $20 million.

Intermedix

On May 8, 2018, the Company completed the acquisition of Intermedix Holdings, Inc. ("Intermedix") through the merger of Project Links Merger Sub, Inc. (“Merger Sub”), a wholly-owned indirect subsidiary of the Company, with and into Intermedix, with Intermedix surviving the merger as a wholly-owned indirect subsidiary of the Company (the “Acquisition”). Intermedix is one of the largest providers of RCM and PM services to physician groups and EMS providers in the United States ("U.S."). Intermedix has a diverse customer base of approximately 700 customers and 2,200 employees located in offices within the U.S., Lithuania, the United Kingdom, and New Zealand. Refer to Note 4, Acquisition, and Note 12, Debt, for further discussion on the Intermedix acquisition and related financing.
Basis of Presentation
The accompanying unaudited consolidated financial statements reflect the Company's financial position as of March 31, 2019, the results of operations of the Company for the three months ended March 31, 2019 and 2018, and the cash flows of the Company for the three months ended March 31, 2019 and 2018. These financial statements include the accounts of R1 RCM Inc. and its wholly-owned subsidiaries. All material intercompany amounts have been eliminated in consolidation. These financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial reporting and as required by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information, have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2019.
When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements. Actual results could differ from those estimates. For a more complete discussion of the Company’s significant accounting policies and other information, the unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Form 10-K").

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

2. Recent Accounting Pronouncements

Recently Issued Accounting Standards and Disclosures

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"), which superseded existing guidance on accounting for leases in Topic 840, Leases. ASU 2016-02 generally requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The Company adopted ASU 2016-02 effective January 1, 2019 using the modified retrospective transition method, utilizing a cumulative-effect adjustment, without restating prior period comparative financial statements. The Company elected the package of practical expedients upon transition that retained the lease classification and initial directs costs for any leases that existed prior to adoption of the standard. Adoption of the new standard resulted in the recording of additional right-of-use ("ROU") assets and lease liabilities of approximately $75.2 million and $90.8 million, respectively, as of January 1, 2019. The adoption had no impact on prior period retained earnings. See Note 7 Leases for full disclosures surrounding leases.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Suptopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). The company adopted ASU 2018-15 effective January 1, 2019 using the prospective method of adoption. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification ("ASC") 350-40 to determine which implementation costs to defer and recognize as an asset. ASU 2018-15 will impact amounts capitalized into other assets on the balance sheet.
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
The carrying amounts of the Company’s financial instruments, which include financial assets such as cash and cash equivalents, restricted cash equivalents, accounts receivable, net, and certain other current assets, as well as financial liabilities such as accounts payable, accrued service costs, accrued compensation and benefits and certain other accrued expenses, approximate their fair values, due to the short-term nature of these instruments. See Note 22, Derivative Financial Instruments, for a discussion of the fair value of the Company's forward currency derivative contracts. The fair value of the Company's senior term loan is estimated based on the quoted market prices for the same or similar issue, and is considered a Level 2 measurement. The fair value of the Company's notes is estimated based on market indications compared to the inputs of the existing agreement and is considered a Level 2

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

measurement. The fair value of liabilities carried at book value in the financial statements at March 31, 2019 and December 31, 2018 are as follows (in millions):

	March 31, 2019
	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Senior Term Loan (1)	$252.8	$267.0	$—	$267.0	$—
Notes (2)	$105.8	$109.9	$—	$109.9	$—
(1) Book value net of unamortized debt issuance costs of $7.9 million.
(2) Book value net of unamortized debt issuance costs of $2.2 million.

	December 31, 2018
	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Senior Term Loan (1)	$253.0	$264.6	$—	$264.6	$—
Notes (2)	$105.7	$109.6	$—	$109.6	$—
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

The purchase price for the Acquisition was $460 million, subject to customary adjustments for cash, debt, transaction expenses, and normalized working capital. The Company funded the purchase price for the Acquisition and the Company’s associated transaction expenses with a combination of cash on hand and the incurrence of additional indebtedness through a term loan and subordinated debt (see Note 12, Debt). The purchase price has been provisionally allocated, on a preliminary basis, to assets acquired and liabilities assumed based on their preliminary estimated fair values as of the completion of the Acquisition.

Given the timing of the Acquisition, the fair value estimate of assets acquired and liabilities assumed are pending completion of final review by the Company's management. Some of the more significant amounts that are subject to final review relate to income and non-income related taxes. Accordingly, there could be adjustments to the consolidated financial statements, including changes to goodwill. The measurement period will not exceed one year from the acquisition date.

The preliminary fair value of assets acquired and liabilities assumed is (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

Purchase Price Allocation
Total purchase consideration	$469.2

Allocation of consideration to assets acquired and liabilities assumed:
Cash, cash equivalents, and restricted cash	$6.4
Accounts receivable, net	35.5
Prepaid expenses and other current assets	11.6
Property, equipment and software, net	25.4
Intangible assets, net	191.1
Goodwill	253.2
Other assets	0.3
Accounts payable	(6.4)
Current portion of customer liabilities	(8.6)
Accrued compensation and benefits	(7.7)
Other accrued expenses	(6.2)
Deferred income tax liabilities	(25.4)
Net assets acquired	$469.2

The goodwill recognized is primarily attributable to synergies that are expected to be achieved from the integration of Intermedix. None of the goodwill is expected to be deductible for income tax purposes.

Measurement period adjustments

The Company had various measurement period adjustments due to tax return information and additional knowledge gained since December 31, 2018. The significant adjustments included a reduction of deferred income tax liabilities of $1.7 million related to updated tax return information.

Pro Forma Results

The following table summarizes, on a pro forma basis, the combined results of the Company as though the Acquisition had occurred as of January 1, 2017. These pro forma results are not necessarily indicative of either the actual consolidated results had the Acquisition occurred as of January 1, 2017 or of the future consolidated operating results. Pro forma results are (in millions):

Three Months Ended
March 31, 2018
Net services revenue	$195.8
Net income (loss)	$(27.3)

Adjustments were made to earnings to adjust depreciation and amortization to reflect fair value of identified assets acquired, to record the effects of extinguishing the debt of Intermedix and replacing it with the debt of the Company, and to record the income tax effect of these adjustments.

5. Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is comprised of unpaid balances pertaining to modular services and end-to-end RCM customers, net receivable balances for end-to-end RCM customers after considering cost reimbursements owed to such customers, including related accrued balances, and amounts due from physician RCM and PM customers.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

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
Movements in the allowance for doubtful accounts are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Beginning balance	$1,114	$363
Provision (recoveries)	987	(31)
Write-offs	—	(3)
Ending balance	$2,101	$329

6. Property, Equipment and Software
Property, equipment and software consist of the following (in millions):

	March 31, 2019	December 31, 2018
Buildings and land	$4.6	$4.6
Computer and other equipment	50.1	48.6
Leasehold improvements	30.0	27.9
Software	99.3	85.9
Office furniture	10.5	9.7
Property, equipment and software, gross	194.5	176.7
Less accumulated depreciation and amortization	(90.7)	(81.5)
Property, equipment and software, net	$103.8	$95.2

The following table summarizes the allocation of depreciation and amortization expense between cost of services and selling, general and administrative expenses (in millions):

	Three Months Ended March 31,
	2019	2018
Cost of services	$8.9	$4.6
Selling, general and administrative	0.5	0.3
Total depreciation and amortization	$9.4	$4.9

7. Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets, current portion of operating lease liabilities, and long-term portion of operating lease liabilities on our consolidated balance sheets. Finance lease ROU assets are included in property, equipment and software, net, and the current and non-current portion of financing lease liabilities are included in other accrued expenses and other non-current liabilities, respectively, on our consolidated balance sheets.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

ROU assets represent the Company's right to control the use of an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating and financing lease ROU assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, we use our incremental borrowing rate, determined based on the information available at lease commencement date, in calculating the present value of lease payments. The ROU asset also includes any lease prepayments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

The Company elected to not separate lease and non-lease components for building and equipment leases. The Company will account for the lease and non-lease components, such as fixed service charges, as a single lease component. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

The Company has operating and finance leases for corporate offices, operational facilities, shared service centers, and certain equipment. Leases have remaining lease terms of 1 year to 14 years, some of which include options to extend the leases for up to 10 years. In circumstances where there are significant foreign tax incentives, the Company has determined it to be reasonably certain to exercise the renewal options.

The Company elected to not separate lease and non-lease components to its equipment leased to customers as part of certain service arrangements. The lease components are combined with the non-lease components and accounted for under ASC 606.

We sublease certain office spaces to third parties as a result of combining operations from the Acquisition.

The components of lease costs are as follows (in millions):

Three Months Ended March 31,
2019
Operating lease cost	$4.6
Finance lease cost:
Amortization of right-of-use assets	0.2
Interest on lease liabilities	0.1
Sublease income	(0.6)
Total lease cost	$4.3

Supplemental cash flow information related to leases are as follows (in millions):

Three Months Ended March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4.5
Operating cash flows from finance leases	0.1
Financing cash flows from finance leases	0.2
ROU assets obtained in exchange for lease obligations:
Operating leases	0.2
Finance leases	0.5

Supplemental balance sheet information related to leases are as follows (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

March 31, 2019
Operating leases
Operating lease right-of-use assets	$69.9

Current portion of operating lease liabilities	$11.4
Non-current portion of operating lease liabilities	74.8
Total operating lease liabilities	$86.2

Finance leases
Property, equipment and software, gross	$2.8
Accumulated depreciation	(0.3)
Property, equipment and software, net	$2.5

Other accrued expenses	$1.2
Other non-current liabilities	0.6
Total finance lease liabilities	$1.8

Weighted average remaining lease term:
Operating leases	8 years
Finance leases	2 years

Weighted average borrowing rate:
Operating leases	8.44%
Finance leases	6.04%

Maturities of lease liabilities as of March 31, 2019 are as follows (in millions):

	Operating Leases	Finance Leases
Remainder of 2019	$13.5	$0.7
2020	16.6	0.8
2021	15.2	0.4
2022	13.4	—
2023	12.8	—
Thereafter	47.5	—
Total	119.0	1.9
Less:
Imputed Interest	32.8	0.1
Present value of lease liabilities	$86.2	$1.8

As of March 31, 2019, we have an additional operating lease for a facility that has not yet commenced with future minimum lease payments of $4.2 million. This operating lease is anticipated to commence in June 2019, with lease terms of 64 months.

8. Intangible Assets

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at March 31, 2019 and December 31, 2018 (in millions, except weighted average useful life):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

		March 31, 2019			December 31, 2018
	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	17 years	$160.9	$(8.5)	$152.4	$160.9	$(6.1)	$154.8
Tradename	1 year	—	—	—	1.1	(1.1)	—
Technology	6 years	26.8	(4.0)	22.8	26.8	(2.9)	23.9
Favorable leasehold interests	1-8 years	—	—	—	2.3	(0.5)	1.8
Total intangible assets		$187.7	$(12.5)	$175.2	$191.1	$(10.6)	$180.5

Intangible asset amortization expense was $3.5 million for the three months ended March 31, 2019, and $0.0 million for the three months ended March 31, 2018.

Estimated annual amortization expense related to intangible assets with definite lives as of March 31, 2019 is as follows (in millions):

Remainder of 2019	$10.4
2020	13.9
2021	13.9
2022	13.9
2023	13.9
Thereafter	109.2
Total	$175.2

9. Goodwill

In conjunction with the Acquisition, the Company recorded goodwill. ASC 350, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. In the first three months of 2019, there were no events or circumstances that would have required an interim impairment test. Annually, during the fourth quarter, goodwill is tested for impairment.

Changes in the carrying amount of goodwill for the three months ended March 31, 2019 were (in millions):

Goodwill
Balance as of December 31, 2018	$254.8
Measurement period adjustments	(1.6)
Balance as of March 31, 2019	$253.2

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

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

Disaggregation of Revenue

In the following table, revenue is disaggregated by source (in millions):

	Three Months Ended March 31,
	2019	2018
Net operating fees	$241.3	$127.6
Incentive fees	12.2	8.0
Other	22.4	11.7
Net service revenue	$275.9	$147.3

Contract Balances

The following table provides information about contract assets and contract liabilities from contracts with customers (in millions):

	March 31, 2019	December 31, 2018
Contract assets	$1.3	$1.2
Contract liabilities	22.9	22.3

The Company recognized an increase in revenue of $0.2 million and $0.0 million for the three months ended March 31, 2019 and 2018 related to changes in transaction price estimates. The Company recognized revenue of $1.2 million and $0.0 million for the three months ended March 31, 2019 and 2018 related to services performed in periods prior to the parties reaching an agreement that creates enforceable rights and obligations.

A receivable is recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are typically 30-60 days.

Significant changes in the contract assets and the contract liabilities balances are as follows (in millions):

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Contract assets	Contract liabilities	Contract assets	Contract liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$—	$67.5	$—	$48.8
Increases due to cash received, excluding amounts recognized as revenue during the period	—	0.5	—	3.1

The Company recognized revenue of $67.5 million and $48.8 million during the three months ended March 31, 2019 and 2018, which amounts were included in contract liabilities at the beginning of the respective periods. These revenue amounts include $66.7 million and $47.8 million for the three months ended March 31, 2019 and 2018, respectively, related to advanced billings which become accounts receivable and contract liabilities on the first day of the respective service period.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

Transaction Price Allocated to the Remaining Performance Obligation

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in millions). The estimated revenue does not include amounts of variable consideration that are constrained.

	Net operating fees	Incentive fees
2019	$57.9	$15.5
2020	24.4	—
2021	16.0	—
2022	8.4	—
Thereafter	15.2	—
Total	$121.9	$15.5

The amounts presented in the table above include variable fee estimates for the non-cancellable term of the Company's physician groups and EMS providers RCM services contracts, fixed fees which are typically recognized ratably as the performance obligation is satisfied, and incentive fees which are measured cumulatively over the contractually defined performance period.

Estimates of revenue expected to be recognized in future periods also exclude unexercised customer options to purchase services within the Company's PAS contracts that do not represent material rights to the customer. Customer options that do not represent a material right are only accounted for as revenues when the customer exercises its option to purchase additional goods or services.

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
Customer liabilities consist of the following (in millions):

	March 31,	December 31,
	2019	2018
Accrued service costs, current	$52.9	$51.0
Collections payable to clients, current	7.5	9.1
Refund liabilities, current	0.9	0.6
Deferred revenue (contract liabilities), current	5.3	5.1
Current portion of customer liabilities (1)	$66.6	$65.8
Refund liabilities, non-current	1.1	0.4
Deferred revenue (contract liabilities), non-current	17.6	17.3
Non-current portion of customer liabilities (1)	$18.7	$17.7
Total customer liabilities	$85.3	$83.5

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

(1) Current and non-current portion of customer liabilities include amounts for a related party. See Note 19, Related Party Transactions, for further discussion.

12. Debt

The carrying amounts of debt consist of the following (in millions):

	March 31, 2019	December 31, 2018
Senior Term Loan	$268.0	$268.7
Notes (primarily with related parties)	110.0	110.0
Unamortized discount and issuance costs	(19.4)	(20.0)
Total debt	358.6	358.7
Less: Current maturities	(2.7)	(2.7)
Total long-term debt	$355.9	$356.0

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

The Senior Revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swing loans.” Any issuance of letters of credit or making of a swing loan will reduce the amount available under the revolving credit facility. As of March 31, 2019 and December 31, 2018 the Company had no borrowings and no letters of credit under the Senior Revolver.

At the Company’s option, the Company may add one or more new term loan facilities or increase the commitments under the Senior Revolver (collectively, the “Incremental Borrowings”) in an aggregate amount of up to $25.0 million plus any additional amounts so long as certain conditions, including a consolidated first lien

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

leverage ratio (as defined in the Credit Agreement) of not more than 3.75 to 1.00 (on a pari passu basis) or 5.50 to 1.00 (on a junior basis), in each case on a pro forma basis, are satisfied plus the amount of certain voluntary prepayments of Senior Term Loans.

Borrowings under the Senior Secured Credit Facilities bear interest, at the Company’s option, at: (i) an Alternate Base Rate ("ABR") equal to the greater of (a) the prime rate of Bank of America, N.A., (b) the federal funds rate plus 0.5% per annum, and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus 4.25% (provided that the Eurodollar rate applicable to the Term Loan Facility shall not be less than 0.00% per annum); or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the Term Loan Facility shall not be less than 0.00% per annum), plus 5.25%. The interest rate as of March 31, 2019 was 7.75%. The Company is also required to pay an unused commitment fee to the lenders under the Senior Revolver at a rate of 0.50% of the average daily unutilized commitments thereunder if the first lien net leverage ratio is greater than 2.00 to 1.00, or at a rate of 0.375% at any other time. The Company must also pay customary letter of credit fees, including a fronting fee as well as administration fees.

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

The Credit Agreement contains two financial covenants. (1) The Company is required to maintain at the end of each fiscal quarter a consolidated first lien net leverage ratio of not more than 5.50 to 1.00. This consolidated ratio will step down in increments to 4.00 to 1.00 commencing with the fiscal quarter ending September 30, 2020. (2) The Company is required to maintain at the end of each fiscal quarter a consolidated interest coverage ratio of not less than 1.75 to 1.00. This consolidated ratio will step up in increments to 2.50 to 1.00 commencing with the fiscal quarter ending September 30, 2020.

The Credit Agreement also contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of its subsidiaries to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase the Company’s capital stock; (vi) make investments, loans or advances; (vii) repay certain junior indebtedness; (viii) engage in certain transactions with affiliates; (ix) enter into sale and leaseback transactions; (x) amend material agreements governing certain of the Company’s junior indebtedness; (xi) change the Company’s lines of business; (xii) make certain acquisitions; and (xiii) limitations on the letter of credit cash collateral account. The Credit Agreement contains customary affirmative covenants and events of default. We were in compliance with all of the covenants in the Credit Agreement as of March 31, 2019.

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

As of March 31, 2019, $105.0 million of the Notes were due to related parties. For the three months ended March 31, 2019, $3.7 million of interest expense was attributable to related parties. At March 31, 2019, all of the

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

interest expense related to the first quarter was accrued within other accrued expenses.

The Notes bear interest at 14.0% per annum, increasing by 1.0% per annum on May 8, 2021, and by an additional 1.0% per annum on each subsequent anniversary until the Notes are repaid in full. Interest is payable quarterly in cash; provided, that, subject to the subordination agreement, (i) for any fiscal quarters ending on or prior to May 8, 2019, at the Company’s election, up to 75% of the interest payments will be payable in kind and the remaining amount of such interest payment will be payable quarterly in cash; (ii) for any fiscal quarters ending after May 8, 2019 and on or prior to May 8, 2020, at the Company’s election, up to 50% of the interest payments will be payable in kind and the remaining amount of such interest payment will be payable quarterly in cash; and (iii) for any subsequent fiscal quarters, at the Company’s election, up to 25% of the interest payments will be payable in kind and the remaining amount of such interest payment will be payable quarterly in cash. Interest expense is incurred through the effective interest rate method. Deferred interest, generated due to a difference in the effective interest rate and the stated interest rate, is recognized in other non-current liabilities on the balance sheet. As of March 31, 2019, total deferred interest was $1.9 million.

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

The Note Purchase Agreement also contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of its subsidiaries to: (i) create liens on assets; (ii) engage in mergers or consolidations or sell all or substantially all of their respective assets; and (iii) pay dividends and distributions or repurchase the Company’s capital stock. The Note Purchase Agreement contains customary affirmative covenants and events of default. We were in compliance with all of the covenants in the Note Purchase Agreement as of March 31, 2019.

Debt Issuance Costs

The Company incurred debt issuance costs of $11.5 million in relation to the Credit Agreement and Note Purchase Agreement which were allocated to the respective agreements.
13. Share-Based Compensation
The share-based compensation expense relating to the Company’s stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance-based restricted stock units ("PBRSUs") for the three months ended March 31, 2019 and 2018 was $4.4 million and $3.9 million, respectively, with related tax benefit of approximately $0.7 million and related tax expense of approximately $1.0 million, respectively.

The Company accounts for forfeitures as they occur. Excess tax benefits and shortfalls for share-based payments are recognized in income tax expense (benefit) and included in operating activities. The Company recognized $1.9 million and $0.7 million income tax benefit from windfalls associated with vesting and exercises of equity awards for the three months ended March 31, 2019 and 2018, respectively.
Total share-based compensation costs that have been included in the Company’s consolidated statements of operations were as follows (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended March 31,
	2019	2018
Share-Based Compensation Expense Allocation Details:
Cost of services	$1.3	$1.3
Selling, general and administrative	3.0	2.6
Other	0.1	—
Total share-based compensation expense	$4.4	$3.9

The Company uses the Black-Scholes option pricing model to estimate the fair value of its service-based options as of its grant date. Monte Carlo simulations are used to estimate the fair value of its PBRSUs. The PBRSUs vest upon satisfaction of both time-based requirements and performance targets based on share price. Expected life is based on the market condition to which the vesting is tied.
The following table sets forth the significant assumptions used in the Black-Scholes option pricing model and the Monte Carlo simulations and the calculation of share-based compensation expense for the three months ended March 31, 2019 and 2018:

Three Months Ended March 31,
	2019	2018
Expected dividend yield	—%	—%
Risk-free interest rate	2.4% to 2.5%	2.3% to 2.7%
Expected volatility	40% to 45%	40% to 45%
Expected term (in years)	2.00 to 5.50	2.75 to 6.25

The risk-free interest rate input is based on U.S. Treasury instruments, and expected volatility of the share price based upon review of the historical volatility levels of the Company’s common stock in conjunction with that of public companies that operate in similar industries or are similar in terms of stage of development or size and a projection of this information toward its future expected volatility. The Company used the simplified method to estimate the expected option life for 2019 and 2018 option grants. The simplified method was used due to the lack of sufficient historical data available to provide a reasonable basis upon which to estimate the expected term of each stock option.
Stock options
A summary of the options activity during the three months ended March 31, 2019 is shown below:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2018	13,884,470	$5.36
Granted	11,426	7.89
Exercised	(145,235)	2.95
Canceled/forfeited	(61,209)	3.23
Outstanding at March 31, 2019	13,689,452	$5.40
Outstanding, vested and exercisable at March 31, 2019	7,814,787	$7.32
Outstanding, vested and exercisable at December 31, 2018	7,712,264	$7.37

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

Restricted stock awards
A summary of the RSA activity during the three months ended March 31, 2019 is shown below:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested at December 31, 2018	1,095,544	$3.02
Granted	—	—
Vested	(973,660)	2.73
Forfeited	(1,208)	5.38
Outstanding and unvested at March 31, 2019	120,676	$5.38
RSA vesting is based on the passage of time. The amount of share-based compensation expense is based on the fair value of the Company's common stock on the respective grant dates and is recognized ratably over the vesting period.

The Company's RSA agreements allow employees to surrender to the Company shares of common stock upon vesting of their RSAs in lieu of their payment of the required personal employment-related taxes. During the three months ended March 31, 2019 and 2018, employees delivered to the Company 342,378 and 360,680 shares of stock, respectively, which the Company recorded at a cost of approximately $3.3 million and $1.8 million, respectively. Shares surrendered for payment of personal employment-related taxes are held in treasury.
Restricted stock units
A summary of the RSU activity during the three months ended March 31, 2019 is shown below:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested at December 31, 2018	1,126,681	$4.50
Granted	—	—
Vested	(2,613)	2.34
Forfeited	(40,118)	5.72
Outstanding and unvested at March 31, 2019	1,083,950	$4.46
The Company's RSU agreements allow employees to surrender to the Company shares of common stock upon vesting of their RSUs in lieu of their payment of the required personal employment-related taxes. During the three months ended March 31, 2019 and 2018, employees delivered to the Company 620 and 1,722 shares of stock, respectively, which the Company recorded at a cost of approximately $0.0 million and $0.1 million, respectively. Shares surrendered for payment of personal employment-related taxes are held in treasury.
Performance-based restricted stock units
PBRSUs vest upon satisfaction of both time-based requirements and performance targets based on share price. Depending on the average price of the stock for the 60 days prior to the end of the vesting period, the number of shares vesting could be between 0% and 350% of the number of PBRSUs originally granted. Based on the established price targets, 9,713,232 is the maximum number of shares that could vest.

A summary of the PBRSU activity during the three months ended March 31, 2019 is shown below:

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested at December 31, 2018	4,610,448	$4.72
Granted	125,000	7.89
Vested	—	—
Forfeited	(57,476)	4.99
Outstanding and unvested at March 31, 2019	4,677,972	$4.80

14. Other Expenses
Other expenses consist of the following (in millions):

	Three Months Ended March 31,
	2019	2018
Severance and employee benefits	$(1.4)	$—
Acquisition related costs (1)	3.4	1.6
Transitioned employees restructuring expense (2)	4.2	0.8
Digital Transformation Office	2.5	—
Other	0.1	—
Total other expenses	$8.8	$2.4

(1) Costs related to evaluating, pursuing and integrating acquisitions as part of the Company’s inorganic growth strategy. Integration costs include employee time and expenses spent on integration activities, vendor spend and severance and retention amounts associated with integration activities.
(2) As part of the transition of personnel to the Company under certain operating partner model contracts, the Company has agreed to reimburse, or directly pay the affected employees, for certain severance and retention costs related to certain employees who will not be transitioned to the Company, or whose jobs will be relocated after the employee transitions to the Company. At March 31, 2019, the Company's reorganization liability was $4.6 million, offset by $0.8 million of receivables.
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

In addition to the introduction of a modified territorial tax system, the Tax Reform Act includes two new sets of provisions aimed at preventing or decreasing U.S. tax base erosion - the global intangible low-taxed income

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

("GILTI") provisions and the base erosion and anti-abuse tax ("BEAT") provisions. The GILTI provisions impose taxes on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company elected to account for GILTI tax in the period in which it is incurred. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The BEAT provisions eliminate the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax. The Company included the current year impact of the GILTI tax and BEAT in the estimated annual effective tax rate calculation.

The Company recognized income tax benefit for the three months ended March 31, 2019 on the year-to-date pre-tax loss. The deviation from the federal statutory tax rate of 21% is primarily attributable to recognizing the provisions of BEAT and GILTI plus the geographical mix of earnings and permanent differences. The income tax benefit for the three months ended March 31, 2019 was higher than the amount derived by applying the federal statutory tax rate of 21% primarily due to discrete items.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. U.S. federal income tax returns since 2015 are currently open for examination. State jurisdictions vary for open tax years. The statute of limitations for most states ranges from three to six years.

Accounting for excess tax benefits and shortfalls result in recognition of excess tax benefits and shortfalls as part of income tax expense. For the three months ended March 31, 2019 and 2018, the Company recognized $1.9 million and $0.7 million excess tax benefit from windfalls associated with vesting and exercises of equity awards.

At December 31, 2018, the Company had gross deferred tax assets of $104.9 million, of which $60.5 million related to net operating loss carryforwards. The majority of the Company's carryforwards were generated in 2014 and 2016. The Company expects its business growth contracted for under the Ascension A&R MPSA, including the Supplement and Presence Amendment, the Intermountain Services Agreement, and the Intermedix transaction will be profitable and allow the Company to utilize its NOL carryforwards and other deferred tax assets.
16. 8.00% Series A Convertible Preferred Stock
At the close of the Transaction on February 16, 2016 (as described in Note 1), the Company issued to TCP-ASC ACHI Series LLLP, a limited liability limited partnership jointly owned by Ascension Health Alliance and investment funds affiliated with TowerBrook (the "Investor"): (i) 200,000 shares of its 8.00% Series A Convertible Preferred Stock, par value $0.01 (the "Series A Preferred Stock" or "Preferred Stock"), for an aggregate price of $200 million and (ii) an exercisable warrant to acquire up to 60 million shares of its common stock with an exercise price of $3.50 per common share and a term of ten years. The Series A Preferred Stock is immediately convertible into shares of common stock. As of March 31, 2019 and December 31, 2018, the Company had 251,157 and 246,233 shares of Preferred Stock outstanding, respectively.

The following summarizes the Preferred Stock activity for the three months ended March 31, 2019:

	Preferred Stock
	Shares Issued and Outstanding	Carrying Value
Balance at December 31, 2018	246,233	$208.4
Dividends paid/accrued dividends	4,924	5.0
Balance at March 31, 2019	251,157	$213.4

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
Diluted net income per share is calculated using the more dilutive of the if-converted or the two-class method. For the three months ended March 31, 2019 and 2018, the two-class method was more dilutive and was computed by adjusting the denominator used in the basic net income per share computation by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, shares issuable upon vesting of RSAs, RSUs, PBRSUs and shares issuable upon conversion of Preferred Stock.
Because of their anti-dilutive effect, 24,607,310 and 24,444,730 common share equivalents comprised of stock options, RSAs, PBRSUs and RSUs have been excluded from the diluted earnings per share calculation as of March 31, 2019 and 2018, respectively. Additionally, the Investor's and Intermountain's exercisable warrants to acquire up to 60 million and 1.5 million shares, respectively, of the Company's common stock have been excluded from the diluted earnings per share calculation because they are anti-dilutive for all periods presented.
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

19. Related Party Transactions
As a result of the closing of the Transaction with Ascension Health Alliance on February 16, 2016 and Ascension Health Alliance's ownership interest in the Investor, Ascension became a related party to the Company. Accordingly, this note encompasses transactions between Ascension and the Company pursuant to the A&R MPSA, including all supplements, amendments and other documents entered into in connection therewith. See Note 1, Business Description and Basis of Presentation, Note 16, 8.00% Series A Convertible Preferred Stock and Note 12, Debt for further discussion on the agreements with Ascension.
Net services revenue from services provided to Ascension included in the Company’s consolidated statements of operations were (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended March 31,
	2019	2018
Ascension	$181.8	$136.2
Amounts included in the Company's consolidated balance sheets for Ascension, excluding debt (see Note 12, Debt), are (in millions):

	March 31, 2019	December 31, 2018
Accounts receivable, net - related party	$23.1	$55.2

Accrued service costs, current	$51.1	$47.7
Refund liabilities, current	0.9	0.6
Deferred revenue (contract liabilities), current	3.4	2.8
Current portion of customer liabilities	$55.4	$51.1

Refund liabilities, non-current	$1.1	$0.4
Deferred revenue (contract liabilities), non-current	17.6	17.3
Non-current portion of customer liabilities	$18.7	$17.7
Total customer liabilities	$74.1	$68.8

As part of the transition of Ascension personnel to the Company, the Company has agreed to reimburse Ascension for certain severance and retention costs related to certain Ascension employees who will not be transitioned to the Company in connection with Ascension on-boarding. As of March 31, 2019 and December 31, 2018, the Company had $0.7 million and $0.8 million in accrued compensation and benefits related to these costs, respectively.
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

	March 31, 2019	December 31, 2018
Prepaid expenses and other current assets	$3.1	$2.8
Other assets	18.4	17.4
Total deferred contract costs	$21.5	$20.2

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

The associated assets are amortized as services are transferred to the customer over the remaining life of the contracts. For the three months ended March 31, 2019 and 2018, total amortization was $0.7 million and $0.4 million, respectively, and there were no associated impairment losses.
21. Segments and Customer Concentrations
The Company has determined that it has a single operating segment in accordance with how its business activities are managed and evaluated. All of the Company’s significant operations are organized around the single business of providing end-to-end management services of revenue cycle operations for U.S.-based healthcare providers. Accordingly, for purposes of segment disclosures, the Company has only one reportable segment.
Healthcare providers affiliated with Ascension have accounted for a significant portion of the Company’s net services revenue each year since the Company’s formation. For the three months ended March 31, 2019 and 2018, net services revenue from healthcare organizations affiliated with Ascension accounted for 66% and 93% of the Company's total net services revenue, respectively. The loss of customers within the Ascension health system could have a material adverse impact on the Company’s operations. For the three months ended March 31, 2019 and 2018, Intermountain Healthcare accounted for 15% and 3% of the Company's total net services revenue, respectively.
As of March 31, 2019 and December 31, 2018, the Company had a concentration of credit risk with Ascension accounting for 36% and 57% of accounts receivable, respectively.
22. Derivative Financial Instruments

The Company utilizes cash flow hedges to mitigate its currency risk arising from its global delivery resources. As of March 31, 2019, the Company estimates that $1.0 million of existing gains reported in accumulated other comprehensive income are expected to be reclassified into earnings within the next 12 months. The amounts related to derivatives designated as cash flow hedges that were reclassified into cost of services were a net gain of $0.1 million during the three month period ended March 31, 2019. The Company classifies cash flows from its derivative programs as cash flows from operating activities in the consolidated statements of cash flows. As of March 31, 2019, the Company’s currency forward contracts have maturities extending no later than December 31, 2019. As of March 31, 2019, the Company held no derivatives, or non-derivative hedging instruments, that were designated in fair value or net investment hedges. Fair values for derivative financial instruments are based on prices computed using third-party valuation models and are classified as Level 2 in accordance with the three-level hierarchy of fair value measurements.
Impact of Derivatives on our Consolidated Financial Statements at Fair Value
As of March 31, 2019 and December 31, 2018, the notional amount of the Company's open foreign currency forward contracts was approximately $39.4 million and $52.0 million, respectively.

The effect of derivatives in the Company's consolidated statements of operations for the three months ended March 31, 2019 and 2018 were (in millions):

	Three Months Ended March 31,
	2019	2018
Amount of gain (loss) recognized in other comprehensive income	$0.4	$(0.3)
Amount of gain (loss) reclassified from accumulated other comprehensive income to other income	0.1	(0.1)

The accumulated gain, net of tax of $0.3 million and $0.2 million, recognized in accumulated other comprehensive income was $0.7 million and $0.5 million as of March 31, 2019 and December 31, 2018, respectively.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

The location and fair value of derivative instruments designated as hedges in the consolidated balance sheet as of March 31, 2019 and December 31, 2018 are as follows:

	Balance sheet location	March 31, 2019	December 31, 2018
Cash Flow Hedges:
Foreign currency forward contracts	Other assets	$1.0	$0.7
Foreign currency forward contracts	Other accrued expenses	$—	$—

As of March 31, 2019 and December 31, 2018, we had $1.7 million and $1.4 million in cash collateral on deposit with counterparties for derivative contracts, respectively. The required cash collateral on deposit with counterparties is classified as current portion of restricted cash on the consolidated balance sheets, however as of March 31, 2019, no collateral was required based on our mark-to-market position.

The following table presents amounts relevant to offsetting of the Company's derivative assets and liabilities as of March 31, 2019 and December 31, 2018 (in millions):

	March 31, 2019	December 31, 2018
Net assets	$1.0	$0.7
Net liabilities	—	—
Total Fair Value	$1.0	$0.7

Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to the Company, and the maximum amount of loss due to credit risk, based on the gross fair value of all of the Company’s derivative financial instruments, was $0 as of March 31, 2019.

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
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, that involve substantial risks and uncertainties. These statements are often identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” "designed", “may,” “plan,” “predict,” “project,” “would” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and elsewhere in this Report, as well as those set forth in Part I, Item 1A of the 2018 10-K and our other filings with the SEC. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
Overview
Our Business
We are a leading provider of technology-enabled RCM services to healthcare providers, including hospitals, physician groups, and municipal and private EMS providers. We help healthcare providers generate sustainable improvements in their operating margins and cash flows while also enhancing patient, physician and staff satisfaction for our customers.
While we cannot control the changes in the regulatory environment imposed on our customers, we believe that our role becomes increasingly more important to our customers as macroeconomic, regulatory and healthcare industry conditions continue to impose financial pressure on healthcare providers to manage their operations effectively and efficiently.
Our primary service offering consists of end-to-end RCM for integrated healthcare delivery networks, which we deploy through an operating partner relationship and a co-managed relationship. Under an operating partner relationship, we provide comprehensive revenue cycle infrastructure to providers, including all revenue cycle personnel, technology, and process workflow. Under a co-managed relationship, we leverage our customers’ existing RCM staff and processes, and supplement them with our infused management, subject matter specialists, proprietary technology, and other resources. Under the operating partner model, the Company records higher revenue and expenses due to the fact that almost all of the revenue cycle personnel are employees of the Company and more third-party vendor contracts are controlled by the Company. Under the co-managed model, the majority of the revenue cycle personnel and more third-party vendor contracts remain with the customer and those costs are netted against the Company's co-managed revenue. For the three months ended March 31, 2019 and 2018, substantially all of the Company's net operating and incentive fees from end-to-end RCM were generated under the operating partner model.

We also offer modular services, allowing customers to engage us for only specific components of our end-to-end RCM service offering, such as PAS, PM, and RIS. Our PAS offering assists healthcare organizations in complying with payer requirements regarding whether to classify a hospital visit as an in-patient or an out-patient observation case for billing purposes. Our PM services offer administrative and operational support to allow healthcare providers to focus on delivering high quality patient care and outsource non-core functions to the Company. Our RIS offering includes charge capture, CDM maintenance and pricing services that help providers ensure they are capturing the maximum net compliant revenue for services delivered.

In conjunction with the acquisition of Intermedix, we expanded our service offering to physician groups and EMS providers. Our expanded service offering includes: (i) RCM and PM services to primary care physician groups and hospital-based physicians in a variety of specialties including emergency medicine, hospitals, anesthesia, and others, and (ii) RCM services to emergency-service providers including municipalities, private providers of emergency service, and hospital-based emergency-services providers.
We operate our business as a single segment configured with our significant operations and offerings organized around the business of providing end-to-end RCM services to healthcare providers.
Digital Transformation Office

In November 2018, we launched a Digital Transformation Office (“DTO”) to systematically automate our transactional environment on an end-to-end basis. We anticipate that the DTO will have three principal objectives: (1) digitization of the patient and physician interface with the revenue cycle; (2) automation of manual tasks using robotic process automation technology; and (3) use of advanced data analysis methods to improve complex revenue cycle processes such as denials via machine learning and predictive modeling. We intend to automate several hundred transactional processes over the next several quarters.

CONSOLIDATED RESULTS OF OPERATIONS
The following table provides consolidated operating results and other operating data for the periods indicated:

	Three Months Ended March 31,		2019 vs. 2018 Change
	2019	2018	Amount	%
	(In millions except percentages)
Consolidated Statement of Operations Data:
Net operating fees	$241.3	$127.6	$113.7	89%
Incentive fees	12.2	8.0	4.2	53%
Other	22.4	11.7	10.7	91%
Net services revenue	275.9	147.3	128.6	87%
Operating expenses:
Cost of services	237.2	138.7	98.5	71%
Selling, general and administrative	22.5	17.0	5.5	32%
Other expenses	8.8	2.4	6.4	267%
Total operating expenses	268.5	158.1	110.4	70%
Income (loss) from operations	7.4	(10.8)	18.2	(169)%
Net interest (expense) income	(10.2)	0.2	(10.4)	n.m.
Net income (loss) before income tax provision	(2.8)	(10.6)	7.8	(74)%
Income tax provision (benefit)	(3.0)	12.7	(15.7)	(124)%
Net income (loss)	$0.2	$(23.3)	$23.5	(101)%

Use of Non-GAAP Financial Information
We supplement our GAAP consolidated financial statements with the non-GAAP financial measure adjusted EBITDA. Adjusted EBITDA is utilized by our Board and management team as (i) one of the primary methods for planning and forecasting overall expectations and for evaluating actual results against such expectations; and (ii) as a performance evaluation metric in determining achievement of certain executive incentive compensation programs, as well as for incentive compensation plans for employees.
Selected Non-GAAP Measure
Adjusted EBITDA
We define adjusted EBITDA as net income before net interest income/expense, income tax provision, depreciation and amortization expense, share-based compensation expense, acquisition-related costs, transitioned employee restructuring expense, digital transformation office expenses, and certain other items which are detailed in the table below.
We understand that, although non-GAAP measures are frequently used by investors, securities analysts, and others in their evaluation of companies, these measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect share-based compensation expense;

•	Adjusted EBITDA does not reflect income tax expenses or cash requirements to pay taxes;

•	Adjusted EBITDA does not reflect interest expenses or cash required to pay interest;

•	Adjusted EBITDA does not reflect certain other expenses which may require cash payments;

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

	Three Months Ended March 31,		2019 vs. 2018 Change
	2019	2018	Amount	%
	(In millions except percentages)
Net income (loss)	$0.2	$(23.3)	$23.5	(101)%
Net interest expense (income)	10.2	(0.2)	10.4	n.m.
Income tax provision (benefit)	(3.0)	12.7	(15.7)	(124)%
Depreciation and amortization expense	12.9	4.9	8.0	163%
Share-based compensation expense (1)	4.3	3.9	0.4	10%
Other expenses (2)	8.8	2.4	6.4	267%
Adjusted EBITDA (non-GAAP)	$33.4	$0.3	$33.1	n.m.

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

(2)	Other expenses consist of the following (in millions):

	Three Months Ended March 31,
	2019	2018
Severance and employee benefits	$(1.4)	$—
Acquisition related costs (1)	3.4	1.6
Transitioned employees restructuring expense (2)	4.2	0.8
Digital Transformation Office	2.5	—
Other	0.1	—
Total other expenses	$8.8	$2.4

(1) Costs related to evaluating, pursuing and integrating acquisitions as part of the Company’s inorganic growth strategy. Integration costs include employee time and expenses spent on integration activities, vendor spend and severance and retention amounts associated with integration activities.
(2) As part of the transition of personnel to the Company under certain operating partner model contracts, the Company has agreed to reimburse, or directly pay the affected employees, for certain severance and retention costs related to certain employees who will not be transitioned to the Company, or whose jobs will be relocated after the employee transitions to the Company. At March 31, 2019, the Company's reorganization liability was $4.6 million, offset by $0.8 million of receivables.
.
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Revenue
Revenue increased by $128.6 million from $147.3 million for the three months ended March 31, 2018 to $275.9 million for the three months ended March 31, 2019. The increase was primarily driven by a $65.1 million increase in net operating fees as a result of new customers onboarded in the last 12 months and customers transitioning to an operating model. In addition, we realized year-over-year growth of $45.7 million as a result of the Acquisition.
Cost of Services
Cost of services increased by $98.5 million, or 71.0%, from $138.7 million for the three months ended March 31, 2018, to $237.2 million for the three months ended March 31, 2019. The increase was primarily driven by an increase in costs associated with new customers onboarded in the last 12 months,including new customers acquired through the Acquisition.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $5.5 million, or 32.4%, from $17.0 million for the three months ended March 31, 2018 to $22.5 million for the three months ended March 31, 2019. The increase was primarily driven by the inclusion of Intermedix and investments in corporate IT infrastructure, sales and marketing, as the Company increased its efforts to pursue new business opportunities, as well as finance and compliance-related spend to support scaling business operations. For the three months ended March 31, 2019 selling, general and administrative expense included $3.3 million in expenses for Intermedix.
Other Costs
Other costs increased by $6.4 million, or 266.7%, from $2.4 million, for the three months ended March 31, 2018, to $8.8 million for the three months ended March 31, 2019. This increase was primarily driven by an increase of $3.4 million in transitioned employees restructuring expenses and an increase of $2.5 million in DTO expenses.
Income Taxes
Income tax benefit improved by $15.7 million from a $12.7 million income tax provision for the three months ended March 31, 2018 to a $3.0 million income tax benefit for the three months ended March 31, 2019, primarily due to a decrease in pre-tax loss, the geographical distribution of income/(loss), and changes related to the Tax Act. Our effective tax rate (including discrete items) was approximately 107% and (120)% for the three months ended March 31, 2019 and 2018, respectively. The interim tax accounting guidance requires the use of the estimated Annual Effective Tax Rate (“AETR”) based on a full year of forecasted income and tax expense/(benefit) applied to year to date income/(loss). Our tax rate is also affected by discrete items that may occur in any given year, but are not necessarily consistent from year to year.
CRITICAL ACCOUNTING POLICIES
Management considers an accounting policy to be critical if the accounting policy requires management to make particularly difficult, subjective, or complex judgments about matters that are inherently uncertain. A summary of our critical accounting policies is included in Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Policies and Use of Estimates" of our 2018 Form 10-K. There have been no material changes to the critical accounting policies disclosed in our 2018 Form 10-K other than the impact of adopting new accounting standards. See Note 7, Leases, in the notes to the consolidated financial statements for a discussion of the impact of the adoption of this standard on the Company's policy for leasing.
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
Liquidity and Capital Resources
Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Net cash (used in) provided by operating activities	$71.1	$(9.9)
Net cash (used in) investing activities	$(14.8)	$(3.4)
Net cash provided by (used in) financing activities	$(3.8)	$17.6
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Operating Activities
Cash provided by operating activities improved by $81.0 million, from cash used of $9.9 million for the three months ended March 31, 2018, to cash provided of $71.1 million for the three months ended March 31, 2019. Cash provided by operating activities improved due to improved operating results and the timing of collections of accounts receivables during the quarter and the timing of payments of customer liabilities and incentive compensation payments expected to be paid in the second quarter.
Investing Activities
Cash used in investing activities increased by $11.4 million from $3.4 million for the three months ended March 31, 2018, to $14.8 million for the three months ended March 31, 2019. Cash used in investing activities increased primarily due to increased investments in technology infrastructure and other purchases of equipment and software.
Financing Activities
Cash flows from financing activities fell by $21.4 million from cash provided by financing activities of $17.6 million for the three months ended March 31, 2018 to cash used in financing activities of $3.8 million for the three months ended March 31, 2019. This change was primarily due to the investment of $20 million from Intermountain related to the Intermountain Purchase Agreement in 2018, compared to no corresponding similar activity in 2019.
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
The Senior Revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swing loans.” Any issuance of letters of credit or making of a swing loan will reduce the amount available under the revolving credit facility. As of March 31, 2019 and December 31, 2018, we had no borrowings and no letters of credit, and $25.0 million of availability under the Senior Revolver.
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
Borrowings under the Senior Secured Credit Facilities bear interest, at our option, at: (i) an ABR equal to the greater of (a) the prime rate of Bank of America, N.A., (b) the federal funds rate plus 0.5% per annum, and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus 4.25% (provided that the Eurodollar rate applicable to the Term Loan Facility shall not be less than 0.00% per annum); or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the Term Loan Facility shall not be less than 0.00% per annum), plus 5.25%. The interest rate as of March 31, 2019 was 7.75%. We are also required to pay an unused commitment fee to the lenders under the Senior Revolver at a rate of 0.50% of the average daily unutilized commitments thereunder if the first lien net leverage ratio is greater than 2.00 to 1.00, or at a rate of 0.375% at any other time. We must also pay customary letter of credit fees, including a fronting fee as well as administration fees.
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

The Credit Agreement contains two financial covenants. (1) The Company is required to maintain at the end of each fiscal quarter a consolidated first lien net leverage ratio of not more than 5.50 to 1.00. This consolidated ratio will step down in increments to 4.00 to 1.00 commencing with the fiscal quarter ending September 30, 2020. (2) The Company is required to maintain at the end of each fiscal quarter a consolidated interest coverage ratio of not less than 1.75 to 1.00. This consolidated ratio will step up in increments to 2.50 to 1.00 commencing with the fiscal quarter ending September 30, 2020.
The Credit Agreement also contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase the Company’s capital stock; (vi) make investments, loans or advances; (vii) repay certain junior indebtedness; (viii) engage in certain transactions with affiliates; (ix) enter into sale and leaseback transactions; (x) amend material agreements governing certain of the Company’s junior indebtedness; (xi) change our lines of business; (xii) make certain acquisitions; and (xiii) limitations on the letter of credit cash collateral account. The Credit Agreement contains customary affirmative covenants and events of default. We were in compliance with all of the covenants in the Credit Agreement as of March 31, 2019.
Note Purchase Agreement
The Notes issued pursuant to the Note Purchase Agreement have an eight-year maturity. All of our obligations under the Note Purchase Agreement are guaranteed by the Subsidiary Guarantors.
As of March 31, 2019, $105.0 million of the Notes were due to related parties. For the three months ended March 31, 2019, $3.7 million of interest expense was attributable to related parties. At March 31, 2019, all of the interest expense related to the first quarter was accrued within other accrued expenses.

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
The Note Purchase Agreement also contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of its subsidiaries to: (i) create liens on assets; (ii) engage in mergers or consolidations or sell all or substantially all of their respective assets; and (iii) pay dividends and distributions or repurchase the Company’s capital stock. The Note Purchase Agreement contains customary affirmative covenants and events of default. We were in compliance with all of the covenants in the Note Purchase Agreement as of March 31, 2019.

CONTRACTUAL OBLIGATIONS

The following table presents a summary of our contractual obligations as of March 31, 2019 (in millions):

	2019	2020	2021	2022	2023	2024	Thereafter	Total
Operating Leases	$13.7	$17.4	$16.0	$14.2	$13.7	$13.1	$35.1	$123.2
Purchase and Finance Lease Obligations (1)	$11.4	$6.2	$1.6	$—	$—	$—	$—	$19.2
Debt obligations	$2.0	$2.7	$2.7	$2.7	$2.7	$2.7	$362.5	$378.0
Interest on debt	$27.4	$36.4	$36.8	$37.7	$38.5	$39.5	$34.8	$251.1
Total	$54.5	$62.7	$57.1	$54.6	$54.9	$55.3	$432.4	$771.5

(1) Includes obligations associated with IT software and service costs.

We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial results.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk
Interest Rate Sensitivity. Our results of operations and cash flows are subject to fluctuations due to changes in interest rates due to our debt and banking arrangements, which can result in fluctuations in our interest income and expense. As of March 31, 2019, we do not utilize hedging relationships to manage interest rate fluctuations.
As of March 31, 2019, approximately $268.0 million aggregate principal amount of our debt bears interest at floating rates. Assuming the current level of borrowings, a one percentage point increase or decrease in interest rates would increase or decrease our annual interest expense by approximately $2.7 million.
Our interest income is primarily generated from variable rate interest earned on operating cash accounts.
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee and the Euro because a portion of our operating expenses are incurred by our subsidiaries in India and Lithuania, and are denominated in Indian rupees and Euros, respectively. We do not generate significant revenues outside of the United States. For the three months ended March 31, 2019 and 2018, 7% and 7% of our expenses were denominated in foreign currencies, respectively. As of March 31, 2019 and 2018, we had net assets of $38.7 million and $24.1 million in foreign entities, respectively. The reduction in earnings from a 10% change in foreign currency spot rates would be $2.2 million and $1.2 million at March 31, 2019 and 2018, respectively.
For designated cash flow hedges, gains and losses currently recorded in accumulated other comprehensive loss will be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as cost of services. As of March 31, 2019, it was anticipated that approximately $0.7 million of gains, net of tax, currently recorded in accumulated other comprehensive loss will be reclassified into cost of services within the next 12 months.

We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $3.7 million as of March 31, 2019.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

Other than as described below, we are presently not a party to any material litigation or regulatory proceeding and are not aware of any pending or threatened litigation or regulatory proceeding against us which, individually or in the aggregate, could have a material adverse effect on our business, operating results, financial condition or cash flows.

In May 2016, we were served with a False Claims Act case brought by a former emergency department service associate who worked at a hospital of one of the Company’s customers, MedStar Inc.’s Washington Hospital Center (“WHC”), along with WHC and three other hospitals that were PAS clients and a place holder, John Doe hospital, representing all PAS clients (U.S. ex rel. Graziosi vs. Accretive Health, Inc. et. al.), and seeking money damages, False Claims Act penalties and plaintiff’s attorneys’ fees. The Third Amended Complaint alleges that our PAS business violates the federal False Claims Act. The case was originally filed under seal in 2013 in the Federal district court in Chicago, was presented to the U.S. Attorney in Chicago, and the U.S. Attorneys declined to intervene. We believe that we have meritorious defenses to all claims in the case and intend to vigorously defend the Company against these claims. The outcome is not presently determinable.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2018 10-K. The risk factors disclosed in Part I, Item 1A of our 2018 10-K, in addition to the other information set forth in this Quarterly Report on Form 10-Q, could materially affect our business, financial condition, or results. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition, or results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sale of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated:

Period	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (in millions) (2)
January 1, 2019 through January 31, 2019	342	$7.97	—	$49.0
February 1, 2019 through February 28, 2019	342,598	$9.60	—	$49.0
March 1, 2019 through March 31, 2019	58	$9.98	—	$49.0

(1)
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

Item 6.	Exhibits

The following are filed or incorporated by reference as a part of this Quarterly Report on Form 10-Q:

(a)

Exhibit Number	Exhibit Description
10.1*	Amendment No. 2 to Offer Letter, dated March 6, 2019, between the Registrant and Joseph Flanagan
10.2*
Form of Grant of Performance-Based Restricted Stock Unit Awards Agreement pursuant to the Second Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (file No. 001-34746) filed on April 10, 2019)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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
Date: May 9, 2019