Form 10-Q
period 2019-09-30
R1 RCM INC.
filed 2019-11-05
CIK 1472595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of October 29, 2019, the registrant had 112,864,978 shares of common stock, par value $0.01 per share, outstanding.

R1 RCM Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

R1 RCM Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	(Unaudited)
	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$55.6	$62.8
Current portion of restricted cash equivalents	—	1.8
Accounts receivable, net	39.6	42.2
Accounts receivable, net - related party	45.8	55.2
Prepaid expenses and other current assets	49.1	34.8
Total current assets	190.1	196.8
Property, equipment and software, net	114.8	95.2
Operating lease right-of-use assets	75.0	—
Intangible assets, net	168.2	180.5
Goodwill	253.2	254.8
Non-current deferred tax assets	66.8	57.5
Non-current portion of restricted cash equivalents	0.5	0.5
Other assets	32.7	22.2
Total assets	$901.3	$807.5
Liabilities
Current liabilities:
Accounts payable	$24.7	$9.9
Current portion of customer liabilities	10.9	14.7
Current portion of customer liabilities - related party	34.6	51.1
Accrued compensation and benefits	69.7	77.0
Current portion of operating lease liabilities	11.1	—
Current portion of long-term debt	16.3	2.7
Other accrued expenses	35.8	40.8
Total current liabilities	203.1	196.2
Non-current portion of customer liabilities - related party	17.8	17.7
Non-current portion of operating lease liabilities	81.8	—
Long-term debt	351.6	251.0
Long-term debt - related party	—	105.0
Other non-current liabilities	8.4	22.9
Total liabilities	662.7	592.8

8.00% Series A convertible preferred stock, par value $0.01, 370,000 shares authorized, 261,303 shares issued and outstanding as of September 30, 2019 (aggregate liquidation value of $266.5); 370,000 shares authorized, 246,233 shares issued and outstanding as of December 31, 2018 (aggregate liquidation value of $251.2)	223.8	208.4
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 126,166,326 shares issued and 112,864,575 shares outstanding at September 30, 2019; 123,353,656 shares issued and 110,541,901 shares outstanding at December 31, 2018	1.3	1.2
Additional paid-in capital	370.8	361.0
Accumulated deficit	(285.6)	(289.8)
Accumulated other comprehensive loss	(4.4)	(3.5)
Treasury stock, at cost, 13,301,751 shares as of September 30, 2019; 12,811,755 shares as of December 31, 2018	(67.3)	(62.6)
Total stockholders’ equity	14.8	6.3
Total liabilities and stockholders’ equity	$901.3	$807.5
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(In millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net services revenue ($204.5 million and $583.7 million for the three and nine months ended September 30, 2019, respectively, and $155.3 million and $433.4 million for the three and nine months ended September 30, 2018, respectively, from related party)	$301.2	$250.4	$872.1	$605.6
Operating expenses:
Cost of services	241.9	219.3	725.2	547.9
Selling, general and administrative	28.3	29.6	76.6	69.1
Other expenses	7.4	7.3	26.9	22.9
Total operating expenses	277.6	256.2	828.7	639.9
Income (loss) from operations	23.6	(5.8)	43.4	(34.3)
Loss on debt extinguishment	—	—	(18.8)	—
Net interest (expense) income	(5.0)	(10.0)	(25.1)	(15.6)
Income (loss) before income tax provision (benefit)	18.6	(15.8)	(0.5)	(49.9)
Income tax provision (benefit)	9.4	(2.4)	(4.7)	(10.3)
Net income (loss)	$9.2	$(13.4)	$4.2	$(39.6)
Net income (loss) per common share:
Basic	$0.02	$(0.17)	$(0.10)	$(0.50)
Diluted	$0.01	$(0.17)	$(0.10)	$(0.50)
Weighted average shares used in calculating net income (loss) per common share:
Basic	112,230,439	109,089,507	111,005,255	107,921,457
Diluted	165,622,407	109,089,507	111,005,255	107,921,457
Consolidated statements of comprehensive income (loss)
Net income (loss)	9.2	(13.4)	4.2	(39.6)
Other comprehensive income (loss):
Net change on derivatives designated as cash flow hedges, net of tax	(0.5)	0.4	(0.2)	(0.2)
Foreign currency translation adjustments	(1.2)	(1.5)	(0.7)	(3.4)
Comprehensive income (loss)	$7.5	$(14.5)	$3.3	$(43.2)

Basic:
Net income (loss)	$9.2	$(13.4)	$4.2	$(39.6)
Less dividends on preferred shares	(5.3)	(4.8)	(15.4)	(14.2)
Less income allocated to preferred shareholders	(1.9)	—	—	—
Net income (loss) available/allocated to common shareholders - basic	$2.0	$(18.2)	$(11.2)	$(53.8)
Diluted:
Net income (loss)	$9.2	$(13.4)	$4.2	$(39.6)
Less dividends on preferred shares	(5.3)	(4.8)	(15.4)	(14.2)
Less income allocated to preferred shareholders	(1.5)	—	—	—
Net income (loss) available/allocated to common shareholders - diluted	$2.4	$(18.2)	$(11.2)	$(53.8)
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)
(In millions, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	123,353,656	$1.2	(12,811,755)	$(62.6)	$361.0	$(289.8)	$(3.5)	$6.3
Share-based compensation expense	—	—	—	—	4.5	—	—	4.5
Issuance of common stock related to share-based compensation plans	2,613	—	—	—	—	—	—	—
Exercise of vested stock options	145,235	—	—	—	0.4	—	—	0.4
Dividends paid/accrued	—	—	—	—	(5.0)	—	—	(5.0)
Acquisition of treasury stock related to share-based compensation plans	—	—	(342,998)	(3.3)	—	—	—	(3.3)
Forfeitures	—	—	(1,208)	—	—	—	—	—
Net change on derivatives designated as cash flow hedges, net of tax of $0.1 million	—	—	—	—	—	—	0.2	0.2
Foreign currency translation adjustments	—	—	—	—	—	—	0.5	0.5
Net income (loss)	—	—	—	—	—	0.2	—	0.2
Balance at March 31, 2019	123,501,504	$1.2	(13,155,961)	$(65.9)	$360.9	$(289.6)	$(2.8)	$3.8
Share-based compensation expense	—	—	—	—	4.8	—	—	4.8
Issuance of common stock related to share-based compensation plans	359,488	—	—	—	—	—	—	—
Exercise of vested stock options	1,329,175	0.1	—	—	7.3	—	—	7.4
Dividends paid/accrued	—	—	—	—	(5.1)	—	—	(5.1)
Acquisition of treasury stock related to share-based compensation plans	—	—	(143,739)	(1.4)	—	—	—	(1.4)
Net change on derivatives designated as cash flow hedges, net of tax of $0.0 million	—	—	—	—	—	—	0.1	0.1
Net income (loss)	—	—	—	—	—	(5.2)	—	(5.2)
Balance at June 30, 2019	125,190,167	$1.3	(13,299,700)	$(67.3)	$367.9	$(294.8)	$(2.7)	$4.4
Share-based compensation expense	—	—	—	—	3.8	—	—	3.8
Issuance of common stock related to share-based compensation plans	57,555	—	—	—	—	—	—	—
Exercise of vested stock options	918,604	—	—	—	4.3	—	—	4.3
Dividends paid/accrued	—	—	—	—	(5.2)	—	—	(5.2)
Acquisition of treasury stock related to share-based compensation plans	—	—	(2,051)	—	—	—	—	—
Net change on derivatives designated as cash flow hedges, net of tax of ($0.2) million	—	—	—	—	—	—	(0.5)	(0.5)
Foreign currency translation adjustments	—	—	—	—	—	—	(1.2)	(1.2)
Net income (loss)	—	—	—	—	—	9.2	—	9.2
Balance at September 30, 2019	126,166,326	$1.3	(13,301,751)	$(67.3)	$370.8	$(285.6)	$(4.4)	$14.8
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)
(In millions, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	116,650,388	$1.2	(12,240,427)	$(59.6)	$337.9	$(244.5)	$(1.6)	$33.4
Share-based compensation expense	—	—	—	—	2.7	—	—	2.7
Issuance of common stock related to share-based compensation plans	3,603	—	—	—	—	—	—	—
Issuance of common stock and stock warrants	4,665,594	—	—	—	19.3	—	—	19.3
Exercise of vested stock options	100,012	—	—	—	0.2	—	—	0.2
Dividends paid/accrued	—	—	—	—	(4.6)	—	—	(4.6)
Acquisition of treasury stock related to share-based compensation plans	—	—	(362,402)	(1.9)	—	—	—	(1.9)
Net change on derivatives designated as cash flow hedges, net of tax of $0.1 million	—	—	—	—	—	—	(0.2)	(0.2)
Foreign currency translation adjustments	—	—	—	—	—	—	(0.5)	(0.5)
Net income (loss)	—	—	—	—	—	(23.3)	—	(23.3)
Balance at March 31, 2018	121,419,597	$1.2	(12,602,829)	$(61.5)	$355.5	$(267.8)	$(2.3)	$25.1
Share-based compensation expense	—	—	—	—	5.2	—	—	5.2
Reclassification of equity award	—	—	—	—	1.3	—	—	1.3
Issuance of common stock related to share-based compensation plans	289,500	—	—	—	—	—	—	—
Exercise of vested stock options	1,017,576	—	—	—	2.6	—	—	2.6
Dividends paid/accrued	—	—	—	—	(4.8)	—	—	(4.8)
Acquisition of treasury stock related to share-based compensation plans	—	—	(134,898)	(1.0)	—	—	—	(1.0)
Forfeitures	—	—	(18,945)	—	—	—	—	—
Net change on derivatives designated as cash flow hedges, net of tax of $0.1 million	—	—	—	—	—	—	(0.4)	(0.4)
Foreign currency translation adjustments	—	—	—	—	—	—	(1.4)	(1.4)
Net income (loss)	—	—	—	—	—	(2.9)	—	(2.9)
Balance at June 30, 2018	122,726,673	$1.2	(12,756,672)	$(62.5)	$359.8	$(270.7)	$(4.1)	$23.7
Share-based compensation expense	—	—	—	—	4.9	—	—	4.9
Issuance of common stock related to share-based compensation plans	6,993	—	—	—	(0.1)	—	—	(0.1)
Exercise of vested stock options	298,272	—	—	—	0.8	—	—	0.8
Dividends paid/accrued	—	—	—	—	(4.8)	—	—	(4.8)
Acquisition of treasury stock related to share-based compensation plans	—	—	(1,092)	—	—	—	—	—
Forfeitures	—	—	(42,485)	—	—	—	—	—
Net change on derivatives designated as cash flow hedges, net of tax of ($0.1) million	—	—	—	—	—	—	0.4	0.4
Foreign currency translation adjustments	—	—	—	—	—	—	(1.5)	(1.5)
Net income (loss)	—	—	—	—	—	(13.4)	—	(13.4)
Balance at September 30, 2018	123,031,938	$1.2	(12,800,249)	$(62.5)	$360.6	$(284.1)	$(5.2)	$10.0
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net income (loss)	$4.2	$(39.6)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	39.9	27.6
Amortization of debt issuance costs	1.4	0.9
Share-based compensation	12.8	13.8
Loss on disposal	—	0.8
Loss on debt extinguishment	18.8	—
Provision for doubtful receivables	2.3	0.5
Deferred income taxes	(9.4)	(12.7)
Non-cash lease expense	8.5	—
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	9.8	(10.8)
Prepaid expenses and other assets	(20.1)	(18.0)
Accounts payable	10.5	(6.0)
Accrued compensation and benefits	(7.3)	15.2
Lease liabilities	(8.9)	—
Other liabilities	1.0	16.3
Customer liabilities and customer liabilities - related party	(20.2)	6.0
Net cash provided by (used in) operating activities	43.3	(6.0)
Investing activities
Purchases of property, equipment, and software	(43.1)	(20.1)
Acquisition of Intermedix, net of cash acquired	—	(462.8)
Net cash used in investing activities	(43.1)	(482.9)
Financing activities
Issuance of senior secured debt, net of discount and issuance costs	321.8	253.1
Issuance of subordinated notes, net of discount and issuance costs	—	105.5
Borrowings on revolver	60.0	—
Payment of debt issuance costs related to the Senior Revolver	—	(0.4)
Repayment of senior secured debt	(272.7)	—
Repayment of subordinated notes and prepayment penalty	(112.2)	—
Repayments on revolver	(10.0)	—
Issuance of common stock and stock warrants, net of issuance costs	—	19.2
Exercise of vested stock options	9.5	3.6
Shares withheld for taxes	(4.7)	(2.9)
Finance lease payments	(0.6)	—
Net cash (used in) provided by financing activities	(8.9)	378.1
Effect of exchange rate changes in cash, cash equivalents and restricted cash	(0.3)	(0.9)
Net increase in cash, cash equivalents and restricted cash	(9.0)	(111.7)
Cash, cash equivalents and restricted cash, at beginning of period	65.1	166.4
Cash, cash equivalents and restricted cash, at end of period	$56.1	$54.7
Supplemental disclosures of cash flow information
Accrued dividends payable to preferred stockholders	$5.2	$4.8
Accrued and other liabilities related to purchases of property, equipment and software	$20.1	$21.7
Accounts payable related to purchases of property, equipment and software	$5.2	$0.6
Interest paid	$22.6	$7.5
Income taxes paid	$3.5	$2.5
Income taxes refunded	$0.1	$0.4
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

The Company achieves these results for its customers by managing healthcare providers' revenue cycle operations, which encompass processes including patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation, and collections from patients and payers. The Company does so by deploying a unique operating model that leverages its extensive healthcare site experience, innovative technology, and process excellence. The Company assists its RCM customers in managing their revenue cycle operating costs while simultaneously increasing the portion of the maximum potential services revenue they receive. Together, these benefits can generate significant and sustainable improvements in operating margins and cash flows for the Company's customers.

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

The Company also offers modular services, allowing customers to engage the Company for only specific components of its end-to-end RCM service offering, such as physician advisory services ("PAS"), practice management ("PM"), and revenue integrity solutions ("RIS", formerly known as revenue capture services). The Company's PAS offering assists healthcare organizations in complying with payer requirements regarding whether to classify a hospital visit as in-patient or an out-patient observation case for billing purposes. The Company's PM services offer administrative and operational support to allow healthcare providers to focus on delivering high quality patient care and outsource non-core functions to the Company. The Company's RIS offering includes charge capture, charge description master ("CDM") maintenance and pricing services that help providers ensure they are capturing the maximum net compliant revenue for services delivered.

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
Intermountain

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

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

Intermedix

On May 8, 2018, the Company completed the acquisition of Intermedix through the merger of Project Links Merger Sub, Inc., a wholly-owned indirect subsidiary of the Company, with and into Intermedix, with Intermedix surviving the merger as a wholly-owned indirect subsidiary of the Company (the “Acquisition”). Intermedix is one of the largest providers of RCM and PM services to physician groups and EMS providers in the United States ("U.S."). Intermedix has a diverse customer base of approximately 700 customers and 2,200 employees located in offices within the U.S., Lithuania, the United Kingdom, and New Zealand.
Basis of Presentation
The accompanying unaudited consolidated financial statements reflect the Company's financial position as of September 30, 2019, the results of operations of the Company for the three and nine months ended September 30, 2019 and 2018, and the cash flows of the Company for the nine months ended September 30, 2019 and 2018. These financial statements include the accounts of R1 RCM Inc. and its wholly-owned subsidiaries. All intercompany amounts have been eliminated in consolidation. These financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial reporting and as required by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information, have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2019.
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
2. Recent Accounting Pronouncements

Recently Issued Accounting Standards and Disclosures

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"), which superseded existing guidance on accounting for leases in Topic 840, Leases. ASU 2016-02 generally requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The Company adopted ASU 2016-02 effective January 1, 2019 using the modified retrospective transition method, utilizing a cumulative-effect adjustment, without restating prior period comparative financial statements. The Company elected the package of practical expedients upon transition that retained the lease

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

classification and initial directs costs for any leases that existed prior to adoption of the standard. Adoption of the new standard resulted in the recording of additional right-of-use ("ROU") assets and lease liabilities of approximately $75.2 million and $90.8 million, respectively, as of January 1, 2019. The adoption had no impact on prior period retained earnings. See Note 7 Leases for more information on the Company's leasing arrangements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. The change will result in earlier recognition of credit losses. The Company will adopt ASU 2016-13 effective January 1, 2020 utilizing a modified retrospective transition method. The Company does not expect a material impact to its consolidated financial statements, including accounting policies and processes.
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
The carrying amounts of the Company’s financial instruments, which include financial assets such as cash and cash equivalents, restricted cash equivalents, accounts receivable, net, and certain other current assets, as well as financial liabilities such as accounts payable, accrued service costs, accrued compensation and benefits and certain other accrued expenses, approximate their fair values, due to the short-term nature of these instruments. See Note 21, Derivative Financial Instruments, for a discussion of the fair value of the Company's forward currency derivative contracts.

The Company believes the carrying value of the senior term loan entered into in 2019 (see Note 11, Debt) approximates fair value as it is variable rate bank debt. The fair value of the Company's senior term loan entered into in 2018 was estimated based on the quoted market prices for the same or similar issue, and was considered a Level 2 measurement. The fair value of the Company's subordinated notes issued in 2018 was estimated based on market indications compared to the inputs of the existing agreement and was considered a Level 2 measurement.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

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

Measurement period adjustments

The Company had various measurement period adjustments due to tax return information and additional knowledge gained since December 31, 2018. The significant adjustments included a reduction of deferred income tax liabilities of $1.7 million related to updated tax return information. No subsequent adjustments were made after the measurement period closed in the second quarter of 2019.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

Pro Forma Results

The following table summarizes, on a pro forma basis, the combined results of the Company as though the Acquisition had occurred as of January 1, 2017. These pro forma results are not necessarily indicative of either the actual consolidated results had the Acquisition occurred as of January 1, 2017 or of the future consolidated operating results. Pro forma results are (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Net services revenue	$250.3	$675.8
Net income (loss)	$(12.8)	$(40.6)

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
Movements in the allowance for doubtful accounts are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$2.1	$0.6	$1.1	$0.4
Provision (recoveries)	1.3	0.3	2.5	0.5
Write-offs	(0.6)	—	(0.8)	—
Ending balance	$2.8	$0.9	$2.8	$0.9

6. Property, Equipment and Software
Property, equipment and software consist of the following (in millions):

	September 30, 2019	December 31, 2018
Buildings and land	$4.6	$4.6
Computer and other equipment	46.6	48.6
Leasehold improvements	30.9	27.9
Software	112.9	85.9
Office furniture	9.4	9.7
Property, equipment and software, gross	204.4	176.7
Less accumulated depreciation and amortization	(89.6)	(81.5)
Property, equipment and software, net	$114.8	$95.2

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

The following table summarizes the allocation of depreciation and amortization expense between cost of services and selling, general and administrative expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of services	$9.2	$7.7	$26.7	$17.5
Selling, general and administrative	1.4	2.0	2.7	3.4
Total depreciation and amortization	$10.6	$9.7	$29.4	$20.9

7. Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets, current portion of operating lease liabilities, and long-term portion of operating lease liabilities on the consolidated balance sheets. Finance lease ROU assets are included in property, equipment and software, net, and the current and non-current portion of financing lease liabilities are included in other accrued expenses and other non-current liabilities, respectively, on the consolidated balance sheets.

ROU assets represent the Company's right to control the use of an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating and financing lease ROU assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the incremental borrowing rate, determined based on the information available at lease commencement date, is used in calculating the present value of lease payments. The ROU asset also includes any lease prepayments made and excludes lease incentives. Leases may include options to extend or terminate the lease and lease terms incorporate these when it is reasonably certain that the option will be exercised.

The Company elected to not separate lease and non-lease components for building and equipment leases. The Company will account for the lease and non-lease components, such as fixed service charges, as a single lease component. Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense is recognized for these short-term leases on a straight-line basis over the lease term.

The Company has operating and finance leases for corporate offices, operational facilities, shared service centers, and certain equipment. Leases have remaining lease terms of 1 year to 15 years, some of which include options to extend the leases for up to 10 years. In circumstances where there are significant foreign tax incentives, the Company has determined it to be reasonably certain to exercise the renewal options. The Company subleases certain office spaces to third parties.

The Company elected to not separate lease and non-lease components for equipment leased to customers as part of certain service arrangements. The lease components are combined with the non-lease components and accounted for under ASC 606.

The components of lease costs are as follows (in millions):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$4.9	$14.3
Finance lease cost:
Amortization of right-of-use assets	0.2	0.6
Interest on lease liabilities	—	0.1
Sublease income	(0.6)	(1.7)
Total lease cost	$4.5	$13.3

Supplemental cash flow information related to leases are as follows (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$13.8
Operating cash flows for finance leases	0.1
Financing cash flows for finance leases	0.6
ROU assets obtained in exchange for lease obligations:
Operating leases	11.6
Finance leases	0.5

The Company presents all non-cash transactions related to adjustments to the lease liability or right-of-use asset as non-cash transactions. This includes all non-cash charges related to any modification or reassessment events triggering remeasurement.

Supplemental balance sheet information related to leases are as follows (in millions):

September 30, 2019
Operating leases
Operating lease right-of-use assets	$75.0

Current portion of operating lease liabilities	$11.1
Non-current portion of operating lease liabilities	81.8
Total operating lease liabilities	$92.9

Finance leases
Property, equipment and software, gross	$2.8
Accumulated depreciation	(0.9)
Property, equipment and software, net	$1.9

Other accrued expenses	$1.0
Other non-current liabilities	0.4
Total finance lease liabilities	$1.4

Weighted average remaining lease term:
Operating leases	8 years
Finance leases	2 years

Weighted average borrowing rate:
Operating leases	8.74%
Finance leases	6.33%

Maturities of lease liabilities as of September 30, 2019 are as follows (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	Operating Leases	Finance Leases
Remainder of 2019	$4.8	$0.2
2020	18.0	0.8
2021	16.7	0.4
2022	15.1	0.1
2023	14.7	—
2024	14.4	—
Thereafter	48.2	—
Total	131.9	1.5
Less:
Imputed interest	39.0	0.1
Present value of lease liabilities	$92.9	$1.4

8. Intangible Assets

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at September 30, 2019 and December 31, 2018 (in millions, except weighted average useful life):

		September 30, 2019			December 31, 2018
	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	17 years	$160.9	$(13.2)	$147.7	$160.9	$(6.1)	$154.8
Tradename	1 year	—	—	—	1.1	(1.1)	—
Technology	6 years	26.8	(6.3)	20.5	26.8	(2.9)	23.9
Favorable leasehold interests	1-8 years	—	—	—	2.3	(0.5)	1.8
Total intangible assets		$187.7	$(19.5)	$168.2	$191.1	$(10.6)	$180.5

Intangible asset amortization expense was $3.5 million and $10.5 million for the three and nine months ended September 30, 2019, and $4.5 million and $6.7 million for the three and nine months ended September 30, 2018.

Estimated annual amortization expense related to intangible assets with definite lives as of September 30, 2019 is as follows (in millions):

Remainder of 2019	$3.5
2020	13.9
2021	13.9
2022	13.9
2023	13.9
Thereafter	109.1
Total	$168.2

9. Goodwill

In the first nine months of 2019, there were no events or circumstances that would have required an interim impairment test. Annually, during the fourth quarter, goodwill is tested for impairment.

Changes in the carrying amount of goodwill for the nine months ended September 30, 2019 were (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

Goodwill
Balance as of December 31, 2018	$254.8
Measurement period adjustments	(1.6)
Balance as of September 30, 2019	$253.2

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by source (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net operating fees	$266.6	$220.1	$760.8	$529.4
Incentive fees	12.3	8.9	41.9	26.8
Other	22.3	21.4	69.4	49.4
Net services revenue	$301.2	$250.4	$872.1	$605.6

Contract Balances

The following table provides information about contract assets and contract liabilities from contracts with customers (in millions):

	September 30, 2019	December 31, 2018
Contract assets	$1.9	$1.2
Contract liabilities	24.2	22.3

A receivable is recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are typically 30-60 days.

Significant changes in the contract assets and the contract liabilities balances are as follows (in millions):

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Contract assets	Contract liabilities	Contract assets	Contract liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$—	$69.0	$—	$51.1
Increases due to cash received, excluding amounts recognized as revenue during the period	—	1.6	—	6.5
Acquisitions	—	—	1.3	1.9

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

The Company recognized revenue of $69.0 million and $51.1 million during the nine months ended September 30, 2019 and 2018, which amounts were included in contract liabilities at the beginning of the respective periods. These revenue amounts include $66.7 million and $47.8 million for the nine months ended September 30, 2019 and 2018, respectively, related to advanced billings which become accounts receivable and contract liabilities on the first day of the respective service period.

Transaction Price Allocated to the Remaining Performance Obligation

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in millions). The estimated revenue does not include amounts of variable consideration that are constrained.

	Net operating fees	Incentive fees
2019	$28.3	$10.1
2020	36.1	19.0
2021	18.1	—
2022	8.8	—
Thereafter	15.4	—
Total	$106.7	$29.1

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

11. Debt

The carrying amounts of debt consist of the following (in millions):

	September 30, 2019	December 31, 2018
Senior Revolver	$50.0	$—
Senior Term Loan	320.9	268.7
Notes (primarily with related parties)	—	110.0
Unamortized discount and issuance costs	(3.0)	(20.0)
Total debt	367.9	358.7
Less: Current maturities	(16.3)	(2.7)
Total long-term debt	$351.6	$356.0

Senior Secured Credit Facilities

On June 26, 2019, the Company and certain of its subsidiaries entered into a new senior credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and the lenders named therein, for the new senior secured credit facilities (the “Senior Secured Credit Facilities”), consisting of a $325.0 million senior secured term loan facility (the “Senior Term Loan”) issued at 99.66% of par and a $100.0

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

million senior secured revolving credit facility (the “Senior Revolver”). In conjunction with entering into the Credit Agreement, the Company repaid in full the credit agreement dated May 8, 2018, the subordinated notes issued under the Subordinated Note Purchase Agreement dated May 8, 2018, and terminated all commitments and discharged all guarantees related to those agreements. The Company evaluated separately the previous credit agreement, subordinated notes, and revolver for debt modification and extinguishment guidance as indicated in ASC 470. The Company deemed the refinancing to be an extinguishment of the old debt, leading to a write-off of the prior issuance costs and recognition of new issuance costs, with the exception of a portion of the revolver which remained with the same lender. The Company recognized a loss on debt extinguishment of $18.8 million in the second quarter of 2019.

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

The Senior Revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swing loans.” Any issuance of letters of credit or making of a swing loan will reduce the amount available under the revolving credit facility. As of September 30, 2019, the Company had $50.0 million in borrowings, no letters of credit outstanding, and $50.0 million of availability under the Senior Revolver.

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

Borrowings under the Senior Secured Credit Facilities bear interest, at the Company’s option, at: (i) an Alternate Base Rate ("ABR") equal to the greater of (a) the prime rate of Bank of America, N.A., (b) the federal funds rate plus 0.50% per annum, and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus between 0.75% and 1.75% dependent on the Company's Net Leverage Ratio (provided that the Eurodollar rate applicable to the Term Loan Facility shall not be less than 0.00% per annum); or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the Term Loan Facility shall not be less than 0.00% per annum), plus between 1.75% and 2.75%, dependent on the Company's Net Leverage Ratio. The interest rate as of September 30, 2019 was 4.79%. The Company is also required to pay an unused commitment fee to the lenders under the Senior Revolver at a rate between 0.30% and 0.50% of the average daily unutilized commitments thereunder dependent on the Company's net leverage ratio.

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

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

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

The Credit Agreement contains two financial covenants. (1) The Company is required to maintain at the end of each fiscal quarter, commencing with the quarter ended September 30, 2019, a consolidated total net leverage ratio of not more than 4.75 to 1.00. This consolidated ratio will step down in increments to 4.50 to 1.00 commencing with the fiscal quarter ending June 30, 2020, 4.25 to 1.00 commencing with the fiscal quarter ending June 30, 2021, and 3.50 to 1.00 commencing with the fiscal quarter ending June 30, 2022. (2) The Company is required to maintain at the end of each such fiscal quarter, commencing with the quarter ended September 30, 2019, a consolidated interest coverage ratio of not less than 2.50 to 1.00. This consolidated ratio will step up in increments to 2.75 to 1.00 commencing with the fiscal quarter ending June 30, 2020, 3.00 to 1.00 commencing with the fiscal quarter ending June 30, 2021, and 3.25 to 1.00 commencing with the fiscal quarter ending June 30, 2022.

The Credit Agreement also contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of its subsidiaries to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase the Company’s capital stock; (vi) make investments, loans or advances; (vii) repay certain junior indebtedness; (viii) engage in certain transactions with affiliates; (ix) enter into sale and leaseback transactions; (x) amend material agreements governing certain of the Company’s junior indebtedness; (xi) change the Company’s lines of business; (xii) make certain acquisitions; and (xiii) limitations on the letter of credit cash collateral account. The Credit Agreement contains customary affirmative covenants and events of default. The Company was in compliance with all of the covenants in the Credit Agreement as of September 30, 2019.

Debt Issuance Costs

The Company incurred debt issuance costs of $2.8 million in relation to the Credit Agreement which were allocated to the Senior Term Loan and Senior Revolver, respectively.
12. Share-Based Compensation
The share-based compensation expense relating to the Company’s stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance-based restricted stock units ("PBRSUs") for the three months ended September 30, 2019 and 2018 was $3.8 million and $4.8 million, respectively, with related tax benefits of approximately $0.9 million and $1.2 million, respectively. The share-based compensation expense relating to the Company's stock options, RSAs, RSUs and PBRSUs for the nine months ended September 30, 2019 and 2018 was $12.8 million and $13.8 million, respectively, with related tax benefits of approximately $2.3 million and $3.5 million, respectively.

The Company accounts for forfeitures as they occur. In the third quarter of 2019, the Company recognized a reversal of $1.0 million of expense due to the resignation of the Company's former Chief Financial Officer. Excess tax benefits and shortfalls for share-based payments are recognized in income tax expense (benefit) and included in operating activities. The Company recognized $0.7 million and $0.0 million income tax benefit from windfalls associated with vesting and exercises of equity awards for the three months ended September 30, 2019 and 2018, respectively. The Company recognized $4.1 million and $2.0 million income tax benefit from windfalls associated with vesting and exercises of equity awards for the nine months ended September 30, 2019 and 2018, respectively.
Total share-based compensation costs that have been included in the Company’s consolidated statements of operations were as follows (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Share-Based Compensation Expense Allocation Details:
Cost of services	$1.5	$1.6	$4.3	$4.4
Selling, general and administrative	2.3	3.2	8.4	9.3
Other	—	—	0.1	0.1
Total share-based compensation expense	$3.8	$4.8	$12.8	$13.8

The Company uses the Black-Scholes option pricing model to estimate the fair value of its service-based options as of its grant date. Monte Carlo simulations are used to estimate the fair value of its market-based PBRSUs. The market-based PBRSUs vest upon satisfaction of both time-based requirements and market targets based on share price. Expected life is based on the market condition to which the vesting is tied.
The following table sets forth the significant assumptions used in the Black-Scholes option pricing model and the Monte Carlo simulations and the calculation of share-based compensation expense for the nine months ended September 30, 2019 and 2018:

Nine Months Ended September 30,
	2019	2018
Expected dividend yield	—%	—%
Risk-free interest rate	1.8% to 2.5%	2.3% to 2.8%
Expected volatility	40% to 45%	40% to 45%
Expected term (in years)	2.00 to 5.50	2.59 to 6.25

The risk-free interest rate input is based on U.S. Treasury instruments, and the expected volatility of the share price is based on review of the historical volatility levels of the Company’s common stock in conjunction with that of public companies that operate in similar industries or are similar in terms of stage of development or size and a projection of this information toward its future expected volatility. The Company used the simplified method to estimate the expected option life. The simplified method was used due to the lack of sufficient historical data available to provide a reasonable basis upon which to estimate the expected term of each stock option.
Stock options
A summary of the options activity during the nine months ended September 30, 2019 is shown below:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2018	13,884,470	$5.36
Granted	42,253	10.31
Exercised	(2,393,014)	5.04
Canceled/forfeited	(445,886)	2.53
Expired	(3,920)	12.98
Outstanding at September 30, 2019	11,083,903	$5.56
Outstanding, vested and exercisable at September 30, 2019	8,083,208	$6.59
Outstanding, vested and exercisable at December 31, 2018	7,712,264	$7.37

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

Restricted stock awards, restricted stock units, and performance-based restricted stock units
A summary of the RSA, RSU, and PBRSU activity during the nine months ended September 30, 2019 is shown below:

				Weighted- Average Grant Date Fair Value
	RSAs	RSUs	PBRSUs	RSA	RSU	PBRSU
Outstanding and unvested at December 31, 2018	1,095,544	1,126,681	4,610,448	$3.02	$4.50	$4.72
Granted	—	744,892	1,034,534	—	10.77	10.28
Vested	(1,094,336)	(419,656)	—	3.02	4.06	—
Forfeited	(1,208)	(120,376)	(699,440)	5.38	6.44	6.07
Outstanding and unvested at September 30, 2019	—	1,331,541	4,945,542	$—	$7.98	$5.69

Shares surrendered for taxes for the nine months ended September 30, 2019	380,564	108,224	—
Cost of shares surrendered for taxes for the nine months ended September 30, 2019 (in millions)	$3.7	$1.0	$—
Shares surrendered for taxes for the nine months ended September 30, 2018	404,466	93,926	—
Cost of shares surrendered for taxes for the nine months ended September 30, 2018 (in millions)	$2.2	$0.7	$—

PBRSUs issued prior to May 2019 vest upon satisfaction of both time-based requirements and market targets based on share price. Depending on the percentage level at which the market-based condition is satisfied, the number of shares vesting could be between 0% and 350% of the number of PBRSUs originally granted. PBRSUs issued subsequent to April 2019 vest upon satisfaction of both time-based and performance-based conditions. These conditions include cumulative adjusted EBITDA and end-to-end RCM agreement growth targets. Depending on the percentage level at which the performance-based conditions are satisfied, the number of shares vesting could be between 0% and 200% of the number of PBRSUs originally granted. Based on the established targets, the maximum number of shares that could vest for all PBRSUs is 10,379,872.
13. Other Expenses
Other expenses (income) consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Severance and related employee benefits	$1.3	$1.0	$1.7	$2.0
Facility-exit charges	(0.1)	(0.1)	(0.2)	0.1
Strategic initiatives (1)	3.9	4.6	15.0	16.5
Transitioned employees restructuring expense (2)	0.9	1.3	3.8	3.8
Digital Transformation Office	1.3	—	5.7	—
Other	0.1	0.5	0.9	0.5
Total other expenses	$7.4	$7.3	$26.9	$22.9

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
(2) As part of the transition of personnel to the Company under certain operating partner model contracts, the Company has agreed to reimburse, or directly pay the affected employees, for certain severance and retention costs related to certain employees who will not be transitioned to the Company, or whose jobs will be relocated after the employee transitions to the Company. At September 30, 2019, the Company's reorganization liability was $1.8 million, offset by $0.5 million of receivables.
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

The Company recognized income tax expense for the three months ended September 30, 2019 on the year-to-date pre-tax income. The deviation from the federal statutory tax rate of 21% is primarily attributable to recognizing the provisions of BEAT and GILTI plus the geographical mix of earnings, permanent differences and discrete items. The income tax benefit for the nine months ended September 30, 2019 was higher than the amount derived by applying the federal statutory tax rate of 21% primarily due to discrete items.
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

The following summarizes the preferred stock activity for the nine months ended September 30, 2019 (in millions, except per share data):

	Preferred Stock
	Shares Issued and Outstanding	Carrying Value
Balance at December 31, 2018	246,233	$208.4
Dividends paid/accrued dividends	15,070	15.4
Balance at September 30, 2019	261,303	$223.8

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
Diluted net income per share is calculated using the more dilutive of the if-converted or the two-class method. For the three and nine months ended September 30, 2019 and 2018, the two-class method was more dilutive and was computed by adjusting the denominator used in the basic net income per share computation by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, shares issuable upon vesting of RSAs, RSUs, PBRSUs and shares issuable upon conversion of preferred stock.
Basic and diluted net income (loss) per common share are calculated as follows (in millions, except share and per share data):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic EPS:
Net income (loss)	$9.2	$(13.4)	$4.2	$(39.6)
Less dividends on preferred shares	(5.3)	(4.8)	(15.4)	(14.2)
Less income allocated to preferred shareholders	(1.9)	—	—	—
Net income (loss) available/(allocated) to common shareholders - basic	$2.0	$(18.2)	$(11.2)	$(53.8)
Diluted EPS:
Net income (loss)	$9.2	$(13.4)	$4.2	$(39.6)
Less dividends on preferred shares	(5.3)	(4.8)	(15.4)	(14.2)
Less income allocated to preferred shareholders	(1.5)	—	—	—
Net income (loss) available/(allocated) to common shareholders - diluted	$2.4	$(18.2)	$(11.2)	$(53.8)
Basic weighted-average common shares	112,230,439	109,089,507	111,005,255	107,921,457
Add: Effect of dilutive equity awards	10,465,800	—	—	—
Add: Effect of dilutive warrants	42,926,168	—	—	—
Diluted weighted average common shares	165,622,407	109,089,507	111,005,255	107,921,457
Net income (loss) per common share (basic)	$0.02	$(0.17)	$(0.10)	$(0.50)
Net income (loss) per common share (diluted)	$0.01	$(0.17)	$(0.10)	$(0.50)

Because of their anti-dilutive effect, 1,480,903 common share equivalents comprised of stock options, PBRSUs, and RSUs have been excluded from the diluted earnings per share calculation for the three months ended September 30, 2019.
For the nine months ended September 30, 2019, 22,795,316 common share equivalents have been excluded from the diluted earnings per share calculation because of their anti-dilutive effect. For the three and nine months ended September 30, 2018, 21,952,446 common share equivalents have been excluded from the diluted earnings per share calculation because of their anti-dilutive effect. Additionally, for the nine months ended September 30, 2019 and the three and nine months ended September 30, 2018, the Investor's and Intermountain's exercisable warrants to acquire up to 60 million and 1.5 million shares, respectively, of the Company's common stock have been excluded from the diluted earnings per share calculation because they are anti-dilutive for all periods presented.
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

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

Attorney declined to intervene. The Company believes that it has meritorious defenses to all claims in the case and intends to vigorously defend itself against these claims. The outcome is not presently determinable.
18. Related Party Transactions
This note encompasses transactions between Ascension and the Company pursuant to the A&R MPSA, including all supplements, amendments and other documents entered into in connection therewith. See Note 1, Business Description and Basis of Presentation and Note 15, 8.00% Series A Convertible Preferred Stock for further discussion on the agreements with Ascension.
Net services revenue from services provided to Ascension included in the Company’s consolidated statements of operations were (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Ascension	$204.5	$155.3	$583.7	$433.4
Amounts included in the Company's consolidated balance sheets for Ascension, excluding debt, are (in millions):

	September 30, 2019	December 31, 2018
Accounts receivable, net - related party	$45.8	$55.2

Current portion of customer liabilities	$34.6	$51.1
Non-current portion of customer liabilities	$17.8	$17.7
Total customer liabilities	$52.4	$68.8

As part of the transition of Ascension personnel to the Company, the Company has agreed to reimburse Ascension for certain severance and retention costs related to certain Ascension employees who will not be transitioned to the Company in connection with Ascension on-boarding. As of September 30, 2019 and December 31, 2018, the Company had $0.7 million and $0.8 million in accrued compensation and benefits related to these costs, respectively.

As of December 31, 2018, $105.0 million of the subordinated notes were due to Ascension and TowerBrook. The related party subordinated notes, along with a $2.2 million prepayment penalty, were repaid upon execution of the Credit Agreement on June 26, 2019. For the three and nine months ended September 30, 2019, $0.0 million and $7.2 million, respectively, of interest expense was attributable to related parties. For the three and nine months ended September 30, 2018, $3.6 million and $5.8 million, respectively, of interest expense was attributable to related parties.
19. Deferred Contract Costs
Certain costs associated with the initial phases of customer contracts and the related transition of customer hospitals and physician groups are deferred. These fulfillment costs relate directly to the Company’s responsibilities under the corresponding customer contracts, generate or enhance resources of the Company that will be used in satisfying its performance obligations in the future, and are expected to be recovered through the margins realized. The following table summarizes the breakout of deferred contract costs (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	September 30, 2019	December 31, 2018
Prepaid expenses and other current assets	$3.7	$2.8
Other assets	20.4	17.4
Total deferred contract costs	$24.1	$20.2

The associated assets are amortized as services are transferred to the customer over the remaining life of the contracts. For the three and nine months ended September 30, 2019, total amortization was $0.9 million and $2.4 million, respectively, and there were no associated impairment losses. For the three and nine months ended September 30, 2018, total amortization was $0.6 million and $1.6 million, respectively, and there were no associated impairment losses.
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
Healthcare providers affiliated with Ascension have accounted for a significant portion of the Company’s net services revenue each year since the Company’s formation. For the three months ended September 30, 2019 and 2018, net services revenue from healthcare organizations affiliated with Ascension accounted for 68% and 62% of the Company's total net services revenue, respectively. For the nine months ended September 30, 2019 and 2018, net services revenue from Ascension accounted for 67% and 72%, respectively. The loss of customers within the Ascension health system could have a material adverse impact on the Company’s operations. For the three months ended September 30, 2019 and 2018, Intermountain Healthcare accounted for 15% and 17% of the Company's total net services revenue, respectively. For the nine months ended September 30, 2019 and 2018, Intermountain Healthcare accounted for 15% and 13% of the Company's total net services revenue, respectively.
As of September 30, 2019 and December 31, 2018, the Company had a concentration of credit risk with Ascension accounting for 54% and 57% of accounts receivable, respectively.
21. Derivative Financial Instruments

The Company utilizes cash flow hedges to mitigate its currency risk arising from its global delivery resources and to reduce variability in interest cash flows from its outstanding debt. As of September 30, 2019, the Company has recorded $0.4 million and $0.0 million of existing gains in accumulated other comprehensive income for the foreign currency hedges and interest rate swap, respectively. The Company estimates that $0.4 million and $0.0 million of gains reported in accumulated other comprehensive income are expected to be reclassified into earnings within the next 12 months. The amounts related to foreign currency hedges that were reclassified into cost of services were a net gain of $0.4 million and $0.9 million during the three and nine month period ended September 30, 2019, and a net loss of $0.6 million and $1.0 million during the three and nine month period ended September 30, 2018. The amounts related to the interest rate swap that were reclassified into cost of services were a net gain of $0.0 million during the three and nine month periods ended September 30, 2019 and September 30, 2018.

The Company classifies cash flows from its derivative programs as cash flows from operating activities in the consolidated statements of cash flows. As of September 30, 2019, the Company’s currency forward contracts have maturities extending no later than December 31, 2020.

As of September 30, 2019, the notional amounts of the Company's open foreign currency forward contracts and interest rate swap were approximately $29.5 million and $100.0 million, respectively. As of December 31, 2018, the notional amounts of the Company's open foreign currency forward contracts and interest rate swap were approximately $52.0 million and $0.0 million, respectively. As of September 30, 2019, the Company held no

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

derivatives, or non-derivative hedging instruments, that were designated as fair value or net investment hedges. Fair values for derivative financial instruments are based on prices computed using third-party valuation models and are classified as Level 2 in accordance with the three-level hierarchy of fair value measurements.

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
Our primary service offering consists of end-to-end RCM for integrated healthcare delivery networks, which we deploy through an operating partner relationship and a co-managed relationship. Under an operating partner relationship, we provide comprehensive revenue cycle infrastructure to providers, including all revenue cycle personnel, technology, and process workflow. Under a co-managed relationship, we leverage our customers’ existing RCM staff and processes, and supplement them with our infused management, subject matter specialists, proprietary technology, and other resources. Under the operating partner model, the Company records higher revenue and expenses due to the fact that almost all of the revenue cycle personnel are employees of the Company and more third-party vendor contracts are controlled by the Company. Under the co-managed model, the majority of the revenue cycle personnel and more third-party vendor contracts remain with the customer and those costs are netted against the Company's co-managed revenue. For the nine months ended September 30, 2019 and 2018, substantially all of the Company's net operating and incentive fees from end-to-end RCM were generated under the operating partner model.

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
Digital Transformation Office

In November 2018, we launched a Digital Transformation Office (“DTO”) to systematically automate our transactional environment on an end-to-end basis. The DTO's three principal objectives include: (1) digitization of the patient and physician interface with the revenue cycle; (2) automation of manual tasks using robotic process automation technology; and (3) use of advanced data analysis methods to improve complex revenue cycle processes such as denials via machine learning and predictive modeling. We expect to complete the original pipeline of automation by the end of the first quarter of 2020, and we continue to uncover opportunities for both net new automations and extending existing automations to capture incremental value.
CONSOLIDATED RESULTS OF OPERATIONS
The following table provides consolidated operating results and other operating data for the periods indicated:

	Three Months Ended September 30,		2019 vs. 2018 Change		Nine Months Ended September 30,		2019 vs. 2018 Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(In millions except percentages)
Consolidated Statement of Operations Data:
Net operating fees	$266.6	$220.1	$46.5	21%	$760.8	$529.4	$231.4	44%
Incentive fees	12.3	8.9	3.4	38%	41.9	26.8	15.1	56%
Other	22.3	21.4	0.9	4%	69.4	49.4	20.0	40%
Net services revenue	301.2	250.4	50.8	20%	872.1	605.6	266.5	44%
Operating expenses:
Cost of services	241.9	219.3	22.6	10%	725.2	547.9	177.3	32%
Selling, general and administrative	28.3	29.6	(1.3)	(4)%	76.6	69.1	7.5	11%
Other expenses	7.4	7.3	0.1	1%	26.9	22.9	4.0	17%
Total operating expenses	277.6	256.2	21.4	8%	828.7	639.9	188.8	30%
Income (loss) from operations	23.6	(5.8)	29.4	507%	43.4	(34.3)	77.7	227%
Loss on debt extinguishment	—	—	—	—%	(18.8)	—	(18.8)	100%
Net interest (expense) income	(5.0)	(10.0)	5.0	(50)%	(25.1)	(15.6)	(9.5)	61%
Net income (loss) before income tax provision	18.6	(15.8)	34.4	218%	(0.5)	(49.9)	49.4	(99)%
Income tax provision (benefit)	9.4	(2.4)	11.8	492%	(4.7)	(10.3)	5.6	(54)%
Net income (loss)	$9.2	$(13.4)	$22.6	169%	$4.2	$(39.6)	$43.8	111%

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

	Three Months Ended September 30,		2019 vs. 2018 Change		Nine Months Ended September 30,		2019 vs. 2018 Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(In millions except percentages)
Net income (loss)	$9.2	$(13.4)	$22.6	169%	$4.2	$(39.6)	$43.8	111%
Net interest expense (income)	5.0	10.0	(5.0)	(50)%	25.1	15.6	9.5	61%
Income tax provision (benefit)	9.4	(2.4)	11.8	492%	(4.7)	(10.3)	5.6	(54)%
Depreciation and amortization expense	14.1	14.2	(0.1)	(1)%	39.9	27.6	12.3	45%
Share-based compensation expense (1)	3.8	4.7	(0.9)	(19)%	12.7	13.7	(1.0)	(7)%
Loss on debt extinguishment (2)	—	—	—	—%	18.8	—	18.8	100%
Other expenses (3)	7.4	7.3	0.1	1%	26.9	22.9	4.0	17%
Adjusted EBITDA (non-GAAP)	$48.9	$20.4	$28.5	140%	$122.9	$29.9	$93.0	311%

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

(2)
Loss on debt extinguishment represents the loss associated with the repayment of the credit agreement and subordinated notes in June 2019, as reflected in our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 11, Debt, to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further details on the extinguishment.

(3)	Other expenses consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Severance and related employee benefits	$1.3	$1.0	$1.7	$2.0
Facility-exit charges	(0.1)	(0.1)	(0.2)	0.1
Strategic initiatives (1)	3.9	4.6	15.0	16.5
Transitioned employees restructuring expense (2)	0.9	1.3	3.8	3.8
Digital Transformation Office	1.3	—	5.7	—
Other	0.1	0.5	0.9	0.5
Total other expenses	$7.4	$7.3	$26.9	$22.9

(1) Costs related to evaluating, pursuing and integrating acquisitions, performing portfolio analyses, and other inorganic business projects as part of the Company’s growth strategy. Costs include employee time and expenses spent on activities, vendor spend, and severance and retention amounts associated with integration activities.
(2) As part of the transition of personnel to the Company under certain operating partner model contracts, the Company has agreed to reimburse, or directly pay the affected employees, for certain severance and retention costs related to certain employees who will not be transitioned to the Company, or whose jobs will be relocated after the employee transitions to the Company. At September 30, 2019, the Company's reorganization liability was $1.8 million, offset by $0.5 million of receivables.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Revenue
Revenue increased by $50.8 million from $250.4 million for the three months ended September 30, 2018 to $301.2 million for the three months ended September 30, 2019. The increase was primarily driven by a $30.1 million increase in net operating fees as a result of new customers onboarded in the last 12 months, as well as organic growth across our customer base.
Cost of Services
Cost of services increased by $22.6 million, or 10.3%, from $219.3 million for the three months ended September 30, 2018, to $241.9 million for the three months ended September 30, 2019. The increase was primarily driven by an increase in costs associated with new customers onboarded in the last 12 months partially offset by cost productivity in our fully onboarded customer contracts.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $1.3 million, or 4.4%, from $29.6 million for the three months ended September 30, 2018 to $28.3 million for the three months ended September 30, 2019. The decrease was driven by, among other things, lower depreciation and amortization expense associated with the Acquisition, partially offset by investments in corporate IT infrastructure, sales and marketing, as the Company increased its efforts to pursue new business opportunities, as well as additional finance and human resources personnel spend to support scaling business operations.
Other Expenses
Other expenses increased by $0.1 million, or 1.4%, from $7.3 million, for the three months ended September 30, 2018, to $7.4 million for the three months ended September 30, 2019. This increase was primarily driven by the DTO efforts offset by a decrease in Acquisition related costs.

Income Taxes
Income tax benefit decreased by $11.8 million from a $2.4 million income tax benefit for the three months ended September 30, 2018 to a $9.4 million income tax expense for the three months ended September 30, 2019, primarily due to pre-tax income in the three months ended September 30, 2019 compared to pre-tax loss in the three months ended September 30, 2018, the geographical distribution of income/(loss), and changes related to the Tax Act. Our effective tax rate (including discrete items) was approximately 51% and 15% for the three months ended September 30, 2019 and 2018, respectively. The interim tax accounting guidance requires the use of the estimated Annual Effective Tax Rate (“AETR”) based on a full year of forecasted income and tax expense/(benefit) applied to year to date income/(loss). Our tax rate is also affected by discrete items that may occur in any given year, but are not necessarily consistent from year to year.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Revenue
Revenue increased by $266.5 million from $605.6 million for the nine months ended September 30, 2018, to $872.1 million for the nine months ended September 30, 2019. The increase was primarily driven by a $147.8 million increase in net operating fees as a result of new customers onboarded since the beginning of 2019. In addition, we realized year-over-year growth of $66.0 million as a result of the Acquisition.
Cost of Services
Cost of services increased by $177.3 million, or 32.4%, from $547.9 million for the nine months ended September 30, 2018, to $725.2 million for the nine months ended September 30, 2019. The increase was primarily driven by an increase in costs associated with new customers onboarded in the last 12 months, including new customers acquired through the Acquisition.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $7.5 million, or 10.9%, from $69.1 million for the nine months ended September 30, 2018, to $76.6 million for the nine months ended September 30, 2019. The increase was primarily driven by investments in corporate IT infrastructure, sales and marketing, as the Company increased its efforts to pursue new business opportunities, as well as additional finance and human resources personnel spend to support scaling business operations.
Other Expenses
Other expenses increased by $4.0 million, or 17.5%, from $22.9 million for the nine months ended September 30, 2018, to $26.9 million for the nine months ended September 30, 2019. This increase was primarily driven by $5.7 million in DTO expenses, partially offset by a decrease in Acquisition related costs.
Income Taxes
Income tax benefit decreased by $5.6 million from a $10.3 million income tax benefit for the nine months ended September 30, 2018 to a $4.7 million income tax benefit for the nine months ended September 30, 2019, primarily due to the geographical distribution of income/(loss) and changes related to the Tax Act. Our effective tax rate (including discrete items) was approximately 940% and 21% for the nine months ended September 30, 2019 and 2018, respectively. The interim tax accounting guidance requires the use of the estimated Annual Effective Tax Rate (“AETR”) based on a full year of forecasted income and tax expense/(benefit) applied to year to date income/(loss). Our tax rate is also affected by discrete items that may occur in any given year, but are not necessarily consistent from year to year.
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
Liquidity and Capital Resources
Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Nine Months Ended September 30,
	2019	2018
	(In millions)
Net cash provided by (used in) operating activities	$43.3	$(6.0)
Net cash (used in) investing activities	$(43.1)	$(482.9)
Net cash (used in) provided by financing activities	$(8.9)	$378.1
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Operating Activities
Cash provided by operating activities improved by $49.3 million, from cash used of $6.0 million for the nine months ended September 30, 2018, to cash provided of $43.3 million for the nine months ended September 30, 2019. Cash provided by operating activities improved primarily due to improved operating results after adjusting for non-cash items, including adjustments for depreciation expense and loss on debt extinguishment, offset by changes in operating assets and liabilities.
Investing Activities
Cash used in investing activities decreased by $439.8 million from $482.9 million for the nine months ended September 30, 2018, to $43.1 million for the nine months ended September 30, 2019. Cash used in investing activities included the acquisition of Intermedix in 2018. The decrease was slightly offset by an increase in purchases of property, equipment and software in 2019.
Financing Activities
Cash provided by financing activities fell by $387.0 million from $378.1 million for the nine months ended September 30, 2018, to cash used of $8.9 million for the nine months ended September 30, 2019. This change was primarily due to obtaining new debt in 2018, whereas the new debt in 2019 was offset by the extinguishment of old debt.
Future Capital Needs

In June 2019, we refinanced our debt, paying off the prior senior credit facility and subordinated notes and replacing them with one senior secured credit facility, including a senior term loan of $325.0 million and a senior revolver providing for borrowings of up to $100.0 million. We continue to invest capital in order to achieve our strategic initiatives. In addition, we plan to continue to enhance customer service by continuing our investment in technology to enable our systems to more effectively integrate with our customers’ existing technologies in connection with our strategic initiatives. We plan to continue to deploy resources to strengthen our information technology infrastructure, including automation, in order to drive additional value for our customers. We also expect to continue to invest in our shared services infrastructure and capabilities, and selectively pursue acquisitions and/or strategic relationships that will enable us to broaden or further enhance our offerings.
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

The Senior Revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swing loans.” Any issuance of letters of credit or making of a swing loan will reduce the amount available under the revolving credit facility. As of September 30, 2019, we had $50.0 million in borrowings, no letters of credit outstanding, and $50.0 million of availability under the Senior Revolver.

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

Borrowings under the Senior Secured Credit Facilities bear interest, at our option, at: (i) an Alternate Base Rate ("ABR") equal to the greater of (a) the prime rate of Bank of America, N.A., (b) the federal funds rate plus 0.50% per annum, and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus between 0.75% and 1.75% dependent on our Net Leverage Ratio (provided that the Eurodollar rate applicable to the Term Loan Facility shall not be less than 0.00% per annum); or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the Term Loan Facility shall not be less than 0.00% per annum), plus between 1.75% and 2.75%, dependent on our Net Leverage Ratio. The interest rate as of September 30, 2019 was 4.79%. We are also required to pay an unused commitment fee to the lenders under the Senior Revolver at a rate between 0.30% and 0.50% of the average daily unutilized commitments thereunder dependent on our net leverage ratio.

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

The Credit Agreement contains two financial covenants. (1) We are required to maintain at the end of each fiscal quarter, commencing with the quarter ended September 30, 2019, a consolidated total net leverage ratio of not more than 4.75 to 1.00. This consolidated ratio will step down in increments to 4.50 to 1.00 commencing with the fiscal quarter ending June 30, 2020, 4.25 to 1.00 commencing with the fiscal quarter ending June 30, 2021, and 3.50 to 1.00 commencing with the fiscal quarter ending June 30, 2022. (2) We are required to maintain at the end of each such fiscal quarter, commencing with the quarter ended September 30, 2019, a consolidated interest coverage ratio of not less than 2.50 to 1.00. This consolidated ratio will step up in increments to 2.75 to 1.00 commencing with the fiscal quarter ending June 30, 2020, 3.00 to 1.00 commencing with the fiscal quarter ending June 30, 2021, and 3.25 to 1.00 commencing with the fiscal quarter ending June 30, 2022.

The Credit Agreement also contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and our subsidiaries' ability to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase our capital stock; (vi) make investments, loans or advances; (vii) repay certain junior indebtedness; (viii) engage in certain transactions with affiliates; (ix) enter into sale and leaseback transactions; (x) amend material agreements governing certain of our junior indebtedness; (xi) change our lines of business; (xii) make certain acquisitions; and (xiii) limitations on the letter of credit cash collateral account. The Credit Agreement contains customary affirmative covenants and events of default. We were in compliance with all of the covenants in the Credit Agreement as of September 30, 2019.

CONTRACTUAL OBLIGATIONS

The following table presents a summary of our contractual obligations as of September 30, 2019 (in millions):

	2019	2020	2021	2022	2023	2024	Thereafter	Total
Operating leases	$4.8	$18.0	$16.7	$15.1	$14.7	$14.4	$48.2	$131.9
Purchase and finance lease obligations (1)	$6.7	$9.8	$4.1	$4.3	$4.0	$—	$—	$28.9
Debt obligations	$4.0	$16.3	$20.3	$24.4	$28.4	$277.5	$—	$370.9
Interest on debt	$4.4	$17.1	$16.2	$15.3	$14.6	$6.5	$—	$74.1
Total	$19.9	$61.2	$57.3	$59.1	$61.7	$298.4	$48.2	$605.8

(1) Includes obligations associated with IT software and service costs.

We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial results.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk
Interest Rate Sensitivity. Our results of operations and cash flows are subject to fluctuations due to changes in interest rates due to our debt and banking arrangements, which can result in fluctuations in our interest income and expense. As of September 30, 2019, we have hedged $100.0 million of our $370.9 million outstanding floating rate debt to a fixed rate of 1.4% plus the applicable spread defined in the Credit Agreement. The remaining $270.9 million is subject to an average variable rate of 4.79%.
As of September 30, 2019, approximately $270.9 million aggregate principal amount of our debt bears interest at floating rates. Assuming the current level of borrowings, a one percentage point increase or decrease in interest rates would increase or decrease our annual interest expense by approximately $2.7 million.
Our interest income is primarily generated from variable rate interest earned on operating cash accounts.
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee and the Euro because a portion of our operating expenses are incurred by our subsidiaries in India and Lithuania, and are denominated in Indian rupees and Euros, respectively. We do not generate significant revenues outside of the United States. For the nine months ended September 30, 2019 and 2018, 7% and 6% of our expenses were denominated in foreign currencies, respectively. As of September 30, 2019 and 2018, we had net assets of $42.6 million and $33.8 million in foreign entities, respectively. The reduction in earnings from a 10% change in foreign currency spot rates would be $6.8 million and $4.6 million at September 30, 2019 and 2018, respectively.
For designated cash flow hedges, gains and losses currently recorded in accumulated other comprehensive loss will be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as cost of services. As of September 30, 2019, it was anticipated that approximately $0.3 million of gains, net of tax, currently recorded in accumulated other comprehensive loss will be reclassified into cost of services within the next 12 months.

We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $2.7 million as of September 30, 2019.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Our Chief Executive Officer and interim Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

Other than as described below, we are presently not a party to any material litigation or regulatory proceeding and are not aware of any pending or threatened litigation or regulatory proceeding against us which, individually or in the aggregate, could have a material adverse effect on our business, operating results, financial condition or cash flows.

In May 2016, we were served with a False Claims Act case brought by a former emergency department service associate who worked at a hospital of one of our customers, MedStar Inc.’s Washington Hospital Center (“WHC”), along with WHC and three other hospitals that were PAS clients and a place holder, John Doe hospital, representing all PAS clients (U.S. ex rel. Graziosi vs. Accretive Health, Inc. et. al.), and seeking money damages, False Claims Act penalties and plaintiff’s attorneys’ fees. The Third Amended Complaint alleges that our PAS business violates the federal False Claims Act. The case was originally filed under seal in 2013 in the federal district court in Chicago, was presented to the U.S. Attorney in Chicago, and the U.S. Attorney declined to intervene. We believe that we have meritorious defenses to all claims in the case and intend to vigorously defend the Company against these claims. The outcome is not presently determinable.

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
Unregistered Sale of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated:

Period	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (in millions) (2)
July 1, 2019 through July 31, 2019	880	$12.90	—	$49.0
August 1, 2019 through August 31, 2019	868	$12.53	—	$49.0
September 1, 2019 through September 30, 2019	303	$11.28	—	$49.0

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

Item 6.	Exhibits

The following are filed or incorporated by reference as a part of this Quarterly Report on Form 10-Q:

(a)

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R1 RCM INC.

By:	/s/ Joseph Flanagan
Joseph Flanagan
President and Chief Executive Officer

By:	/s/ Richard B. Evans, Jr.
Richard B. Evans, Jr.
Interim Chief Financial Officer
Date: November 5, 2019