Form 10-K
period 2019-12-31
R1 RCM INC.
filed 2020-02-20
CIK 1472595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 28, 2019: $1,407,582,075

As of February 13, 2020, the registrant had 114,463,006 shares of common stock, par value $0.01 per share, outstanding.

Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

R1 RCM INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the federal securities laws, that involve substantial risks and uncertainties. You should not place undue reliance on these statements. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K are forward-looking statements. The words "anticipate", "believe", "designed", "estimate", "expect", "forecast", "intend", "may", "plan", "predict", "project", "target", "will" or "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about our strategy, our future operations, our future financial position, our projected costs, our prospects, our plans, objectives of management, our ability to integrate the Intermedix Holdings, Inc. ("Intermedix") business as planned and to realize the expected benefits from the acquisition, the timing of the closing and anticipated benefits of the pending acquisition of scheduling.com, Inc. d/b/a SCI Solutions, Inc. and our ability to integrate the SCI Solutions, Inc. business as planned, our ability to successfully deliver on our commitments to our customers, our ability to deploy new business as planned, our ability to successfully implement new technologies, the expected outcome or impact of pending or threatened litigation and expected market growth. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	our ability to maintain profitability;

•	our ability to retain existing customers or acquire new customers;

•	our ability to manage our operations effectively;

•	the development of markets for our RCM service offering;

•	variability in the lead time of prospective customers;

•	competition within the market;

•	breaches or failures of our information security measures or unauthorized access to a customer’s data;

•	delayed or unsuccessful implementation of our technologies or services, or unexpected implementation costs;

•	disruptions in or damages to our global business services centers and third-party operated data centers;

•	our exposure to risks related to our growing global business services operations;

•	risks related to our indebtedness;

•	the loss of key personnel;

•	our ability to integrate our customers’ revenue cycle management employees;

•	fluctuations in our results of operations or cash flows;

•	our potential liability resulting from future errors;

•	negative perceptions of the collection of medical co-pays and other payments from patients;

•	negative perceptions of offshore outsourcing and proposed legislation related thereto;

•	the impact of litigation;

•	our legal responsibility for obligations related to our customers’ employees;

•	our ability to use our net operating loss carryforwards;

•	changes in tax laws and unanticipated tax liabilities;

•	our dependence on the A&R MPSA with Ascension;

•	our ability to realize the anticipated benefits of acquisitions, strategic initiatives, and other investments;

•	our ability to complete the pending acquisition of SCI;

•	our ability to comply with healthcare laws and regulations;

•	developments in the healthcare industry, including national healthcare reform;

•	our ability to comply with information privacy laws;

•	our ability to comply with debt collection and other consumer protection laws and regulations;

•	our ability to protect our intellectual property; and

•	other factors set forth in Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Our primary service offering consists of end-to-end RCM services for health systems, hospitals, physician groups, and EMS providers, which we deploy through an operating partner relationship or a co-managed relationship. Under an operating partner relationship, we provide comprehensive revenue cycle infrastructure to providers, including all revenue cycle personnel, technology solutions and process workflow. Under a co-managed relationship, we leverage our customers’ existing RCM staff and processes, and supplement them with our infused management, subject matter specialists, proprietary technology solutions and other resources. Under the operating partner model, we record higher revenue and expenses due to the fact that almost all of the revenue cycle personnel are our employees and more third-party vendor contracts are controlled by us. Under the co-managed model, the majority of the revenue cycle personnel and more third-party vendor contracts remain with the customer and those costs are netted against our co-managed revenue. For the years ended December 31, 2019, 2018, and 2017, substantially all of our net operating and incentive fees from end-to-end RCM services were generated under the operating partner model.

We also offer modular services, allowing customers to engage us for only specific components of our end-to-end RCM service offering, such as physician advisory services ("PAS"), practice management ("PM"), revenue integrity solutions ("RIS"), patient experience, coding management, and business office. Our PAS offering assists healthcare organizations in complying with payer requirements regarding whether to classify a hospital visit as an in-patient or an out-patient observation case for billing purposes. Our PM services offer administrative and operational support to allow healthcare providers to focus on delivering high quality patient care and outsource non-core functions to us. Our RIS offering includes charge capture, charge description master ("CDM") maintenance and pricing services that help providers ensure they are capturing the maximum net compliant revenue for services delivered. Our patient experience offering helps patients manage their data in one easy-to-use environment, enabling eligibility validation and insurance plan attribution, demographic accuracy, meeting authorization and referral requirements, medical necessity validation, and patient out-of-pocket cost estimation. Our coding management offering drives performance, quality, and consistent results via business intelligence and analysis, human capital management, an accountability framework, and a quality management program. Our business office service can help providers with the entire billing function or to specifically recoup revenue that may otherwise be lost by focusing skilled resources in lower priority areas with significant revenue potential.

Once implemented, our technology solutions, processes and services are deeply embedded in our customers’ day-to-day revenue cycle operations. We believe our service offerings are adaptable to meet an evolving healthcare regulatory environment, technology standards and market trends.

Revenue Cycle Software and Services Market

Revenue cycle is an important function for healthcare providers as they seek to collect payment due to them from health insurance companies and patients. Healthcare providers operate their revenue cycle with a combination of labor, software and services vendors. Third-party vendors offer various solutions including consulting services, software and services point solutions that cover one or multiple components of the revenue cycle and full outsourcing services, among others. The Centers for Medicare and Medicaid Services ("CMS") projects hospital care expenditures in the U.S. to amount to $1.32 trillion in 2020. We estimate the cost of hospital revenue cycle operations to be approximately 5% of revenue, resulting in a market size of $66 billion. Additionally, CMS projects physician care expenditures to amount to $809 billion in 2020. We estimate cost of physician revenue cycle operations to be approximately 5.5% of revenue, resulting in a market size of $44 billion. According to Research and Markets, revenue cycle spend is projected to grow at a compounded annual growth rate of 12% through 2022.

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
We view our operations and manage our business as one operating and reporting segment. All of our net services revenue and trade accounts receivable are derived from healthcare providers, primarily domiciled in the United States. The information about our business should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. See Note 23, Segments and Customer Concentrations, to our consolidated financial statements for information regarding our segment and customer concentrations.
Our Services
Drawing on our combination of our extensive healthcare-site expertise, innovative technology and process excellence, we seek to deliver measurable economic value to our customers across our RCM solutions.
End-To-End Revenue Cycle Management Offering
Our primary RCM service offering consists of comprehensive end-to-end RCM services, which address the full spectrum of revenue cycle challenges faced by healthcare providers. Our approach to deliver value for our customers is built on a holistic operating model designed to fit into a healthcare provider’s revenue cycle operations.

This operating model consists of four components:

Workflow - End-to-end workflow differentiated on outcomes - We deploy a fully cataloged, standardized methodology for revenue cycle execution from order intake and scheduling to claim reimbursement. The approach is based on standard structures and rigorous methods, tested and proven in multiple organizations and environments.

Analytics - Performance monitoring & management system - We use hundreds of operating metrics to drive comprehensive daily accountability and to enable front-line operators to deliver on differentiated business outcomes every single day.

Operations - Scaled global delivery model & leading human capital - We bring experienced talent across global business services, centralized analytics and deployment teams who all deliver one operating platform. Our teams understand the missions and unique needs of non-profit organizations and are trained, certified and continuously developed to deliver on customer revenue cycle needs.

Technology - Comprehensive revenue cycle workflow & analytics solutions - Our R1 Hub Technologies integrate across multiple host and payer systems and hard-wire our standard methods, operating metrics, and daily routines into an end-to-end technology platform.
Our RCM service offering is designed to adapt to a provider's organizational structure. We seek to integrate our technology, personnel, our accumulated body of knowledge, and our culture within each customer’s revenue cycle activities, with the expectation that we will enjoy a long-term collaborative relationship with each customer. We deliver technology and operational support in the form of both on-site management and centralized staffing to deliver improved efficiency and quality across all RCM functions.
Our end-to-end RCM agreements generally provide us with the opportunity to earn net operating fees and incentive fees. Net operating fees include gross base fees we charge our customers for operating the revenue cycle processes included in our agreements less corresponding costs of customers’ revenue cycle operations which we undertake to pay pursuant to our RCM agreements, and agreements on a fixed fee, per-use and/or volumetric basis. We help our customers reduce their revenue cycle costs by implementing new operational practices, optimizing their technology suite and deploying more efficient processes. We work with our customers to transfer aspects of their revenue cycle operations to our global business services operations, which typically results in lower operating costs than operating those aspects of the revenue cycle at the customers’ sites.
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

We seek to improve our customers’ processes using a variety of techniques including:

•
Gathering Complete Patient and Payer Information. We focus on gathering complete patient information and validating insurance eligibility and benefits so patient care services can be recorded and billed to the appropriate parties. For scheduled healthcare services, we educate patients as to their potential financial responsibilities before receiving care. Through our systems, we maintain an automated electronic scorecard which measures the efficiency of up-front data capture, authorization, billing and collections throughout the life cycle of any given patient account. These scorecards are analyzed in the aggregate, and the results are used to help improve workflow processes and operational decisions for our customers.

•
Improving Claims Filing and Collections. Through our proprietary technology and process expertise, we identify, for each patient encounter, the estimated amount due from the patient and the amount our customer should receive from a payer if terms of the applicable contract with the payer and patient policies are followed. Over time, we compare these amounts with the actual payments collected to help identify which payers, types of medical treatments and patients represent various levels of payment risk for a customer. Using proprietary algorithms and analytics, we consider actual reimbursement patterns to predict the payment risk associated with a customer’s claims to its payers, and we then direct increased attention and time to the riskiest accounts.

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

•
Leveraging our Global Business Services Operations. We help our customers increase their revenue cycle efficiency by implementing improved practices, streamlining workflow processes and outsourcing aspects of their revenue cycle operations to our global business services operations. Examples of services that can be completed at our global business services operations in the United States and India include pre-registration, medical transcription, cash posting, reconciliation of payments to billing records and patient and payer follow-up. By leveraging the economies of scale and experience of our global business services operations, we believe that we offer our customers better quality services at a lower cost.

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
Modular Solutions
Our modular service solutions allow customers to engage us for specific components of end-to-end RCM and expanded service offerings. These service offerings, including PAS, PM, RIS, patient experience, coding management, and business office, allow our customers to place their focus on delivering high quality patient care, while outsourcing non-core functions to us. Providing modular solutions allows us to expand our customer base utilizing technology and service offerings which have already been developed.

Business Update

SCI Solutions, Inc. Acquisition

On January 9, 2020, we entered into a Stock Purchase Agreement with Clearsight Intermediate Holdings, Inc. ("Seller Blocker") and Clearsight Group Holdings, LLC (the "Seller") providing for the purchase (the "SCI Acquisition") by us from the Seller of all of the issued and outstanding equity interests of Seller Blocker, which owns all of the issued and outstanding equity interests of scheduling.com, Inc. d/b/a SCI Solutions, Inc. ("SCI"). Pursuant to the terms of the Stock Purchase Agreement, we will acquire Seller Blocker and SCI for $190 million in cash, subject to customary adjustments for working capital, cash, debt and transaction expenses, plus an earn-out payment of up to $10 million if certain financial and operational targets are met twelve months following the closing date. We intend to fund the SCI Acquisition and the related fees and expenses with the proceeds of an incremental term loan facility together with cash on hand and borrowings under our revolving credit facility. Concurrently with the execution of the Stock Purchase Agreement, we entered into a debt financing commitment letter. The SCI Acquisition is expected to close in the second quarter of 2020.
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

On and effective as of June 24, 2018, we and Ascension entered into a supplement (the "Supplement") to the A&R MPSA. Pursuant to the Supplement, the Company will provide RCM services for physician groups that receive services from Ascension’s National Revenue Service Center and other groups associated with Ascension hospital systems. Each such physician group will be required to execute an addendum to the Supplement for those physician groups to receive services under the Supplement. Ascension has agreed that the Company may provide services to additional physician groups affiliated with or acquired by Ascension over time. The Supplement also provides for the re-badging of certain centrally-based revenue cycle operations employees who support Ascension’s physician groups. We began providing services under the Supplement during the fourth quarter of 2018 and continued to onboard physician groups in 2019.

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
Hospital systems affiliated with Ascension have accounted for a significant portion of our net services revenue each year since our formation. For the years ended December 31, 2019, 2018, and 2017, net services revenue from healthcare providers affiliated with Ascension accounted for 67%, 69% and 90% of our total net services revenue, respectively.
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

Technology and Products
Technology and Product Development

Our technology and product development process begins with interaction with the marketplace and understanding of healthcare providers’ needs and challenges. Our product management team in our Chicago and Salt Lake City offices, working closely with our operations team, leads these efforts with product development operations facilities in the United States and India. We continue to invest in the improvement of our technology and products in order to enhance the services that we provide our customers. We devote substantial resources to our development efforts and plan at an annual, quarterly, and monthly release level. We employ a structured system to assess the impact that potential new technologies, products or enhancements will have on net services revenue, costs, efficiency and customer satisfaction. The results of this analysis are evaluated in conjunction with our overall corporate goals when making development decisions. In addition to our technology and products development team, our operations personnel play an integral role in setting technology and product priorities in support of their objective of keeping our software operating 24 hours a day, seven days a week.

R1’s single largest technology investment is centered around our digital transformation initiative. This is a multi-million dollar and multi-year commitment to rapidly develop and deploy automation technologies throughout the revenue cycle process. We anticipate that this investment will improve the patient experience and deliver superior financial results for our clients.

A key deliverable of the initiative is the creation and launch of the R1 Technology & Innovation Center. Located in Salt Lake City, Utah, the 30,000 square foot facility was created to evaluate, test and design new RCM technologies for health systems, hospitals and physician groups, as well as serve as a client experience center. We plan to work with clients to develop ways artificial intelligence and robotic process automation can help address high-value and currently unsolved RCM challenges associated with the cost to collect, denials management, and improving the patient’s financial experience.
Proprietary Software Suite
Our integrated suite of RCM technology provides a layer of analytics, rules processing and workflow capabilities that interface with provider systems to optimize process efficiency and effectiveness. These technologies power the detection of defects on patient accounts and enable staff workflow at point of service areas, customer sites and our global business services operations. Our technology suite includes but is not limited to:

•
"R1 Access" powers workflow in customer central business offices and at our scaled global business services centers for pre-registration, financial clearance and financial counseling. The platform processes patient accounts through proprietary rules engines tuned to identify defects in demographic data, authorization processes, insurance benefits and eligibility and medical necessity. Our rules engines in R1 Access are also used to calculate patient cost estimates and prior balance accounts receivables. For the uninsured, the platform helps staff triage patients to find coverage for their visit. Our technology enables staff to work on an exception basis eliminating the need for manual intervention on accounts with no exceptions identified.

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

•
"R1 Decision," classifies defects in a proprietary nomenclature and distributes data to back end teams for follow up and resolution according to standard operating processes. Defects are identified and noted on accounts as they occur. The platform, along with our "Yield-Based Follow Up" application, is designed to power customer patient financial services departments and our global business services.

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

•
“R1 Chart Manager,” supports patient medical record deficiency management, by evaluating record completeness and optimizing the chart completion workflow. The application creates an intuitive user experience, queuing work by defect and providing visibility to work in process. It allows hand-offs across departments, and tracking of accountability for chart completion, in order to drive velocity and accuracy of the medical record management and coding processes. Customers generally experience improved unbilled AR days and faster cash collection by utilizing the technology.

These proprietary technology applications run on an integrated platform built on a modern event driven architecture and rules engines that enhance integration of systems and operational workflows. Our applications are deployed on a highly-scalable architecture based upon Microsoft and other industry leading platforms. We offer a common experience for end-users and believe the consistent look and feel of our applications allows our customers and staff to use our software suite quickly and easily.
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

Our core RCM and PAS applications are hosted within enterprise-class, industry-leading, third-party data centers located in Dallas, TX and Ashburn, VA. Our internal financial application suite is hosted in various locations in a U.S.-based cloud model. The third-party partners we use for hosting are compliant with the Statement on Standards for Attestation Engagements, or SSAE, No. 16, Reporting on Controls at a Service Organization (Service Organization Controls 1). We have agreements with our hardware and system software suppliers for support 24 hours a day, seven days a week. Our operations personnel also use our resources located in our other U.S. facilities, as well as our India facilities.

Data and information regarding our customers’ patients reside within the continental U.S. data centers and is encrypted both when transmitted over the internet and at-rest. We have dedicated links for data replication between our primary and secondary production data centers for resiliency and redundancy. We also have data backups that occur at appropriate intervals.

If a combination of events were to cause a system failure, we would follow our IT incident management and IT disaster-recovery processes to isolate the failure and restore services. We believe that no combination of failures by our systems can impact a customer’s ability to deliver patient care because our systems run parallel to the client’s host system, which is the system of record for all patient-related information.

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
Digital Transformation Office

In November 2018, we launched a Digital Transformation Office (“DTO”) to systematically automate our transactional environment on an end-to-end basis. The DTO's three principal objectives are: (1) digitization of the patient and physician interface with the revenue cycle; (2) automation of manual tasks using robotic process automation technology; and (3) using advanced data analysis methods to improve complex revenue cycle processes such as denials via machine learning and predictive modeling. We expect to complete the original pipeline of automation by the end of the first quarter of 2020, and we continue to uncover opportunities for both net new automations and extending existing automations to capture incremental value.
Information Security

Our priority is protecting our customers' confidential and protected health information ("PHI"). Our security strategy employs various best practices, multi-layered defenses, and relevant technologies designed to control, audit, monitor and protect access to sensitive information. Our senior officers, including the Chief Information Officer and Chief Information Security Officer, are responsible for the operation of our information security program and regularly communicate with the Compliance and Risk Management Committee on the program, including with respect to the state of the program, compliance with applicable regulations, current and evolving threats, and recommendations for changes in the information security program. The information security program also includes a cybersecurity incident response plan that is designed to provide a management framework across company functions for a coordinated assessment and response to potential security incidents.

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
International Laws. In addition to data privacy and security statutes in the United States, the European Union (“EU”) introduced the General Data Protection Regulation 2016/679 (“GDPR”). GDPR became applicable on May 25, 2018, and applies to our activities conducted from an establishment in the EU and any targeting activities toward the EU. Our UK operations will remain subject to GDPR (or the UK equivalent) depending on the outcome of the Brexit negotiations. GDPR creates an enhanced range of compliance obligations, including duties as to privacy notices, legal bases for processing, data retention, data security, and rights for individuals. Additionally, GDPR significantly increases financial penalties for non-compliance, including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements.
Government Regulation of Reimbursement
Our customers are subject to regulation by a number of governmental agencies, including those that administer the Medicare and Medicaid programs. Accordingly, our customers are sensitive to legislative and regulatory changes in, and limitations on, the government healthcare programs and changes in reimbursement policies, processes and payment rates. During recent years, there have been numerous federal legislative and administrative actions that have affected government programs, including adjustments that have reduced or increased payments to physicians and other healthcare providers and adjustments that have affected the complexity of our work. For example, the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) established a Quality Payment Program (QPP) that requires physician groups to track and report a multitude of data relating to quality, clinical practice improvement activities, use of an electronic health record and cost. Success or failure with respect to these measures may impact reimbursement in future years. Similarly, in 2020, hospitals participating in the Medicare Value-Based Purchasing Program, which requires the reporting of quality and cost measures, may receive a net decrease in payments of up to 1.72%. It is possible that the federal or state governments will implement additional reductions, increases or changes in reimbursement in the future under government programs that adversely affect our customer base or increase the cost of providing our services. Any such changes could adversely affect our own financial condition by reducing the reimbursement rates of our customers.

Fraud and Abuse Laws
A number of federal and state laws, generally referred to as health care fraud and abuse laws, apply to hospitals, physicians, and others who (i) furnish health care services to patients and submit claims for reimbursement to government programs and/or commercial insurers, and (ii) refer patients to one another. Given the breadth of these laws, they may affect our business, either directly or because they apply to our customers. These laws and regulations include:
False Claims Laws. There are numerous federal and state laws that forbid (i) submitting a false claim, (ii) causing the submission of a false claims, (iii) retaining a known overpayment, or (iv) engaging in similar types of conduct. The federal civil False Claims Act ("FCA"), 31 U.S.C. §3729 et seq., for example, prohibits (i) knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval, or (ii) knowingly making, using, or causing to be made or used, a false record or statement material to a false or fraudulent claim. Further, under its so-called “reverse false clams” provision, the federal FCA imposes liability on any person who knowingly conceals or knowingly and improperly avoids or decreases an obligation to pay or transmit money or property to the government. An obligation to pay or transmit money or property to the government, in turn, may arise if a person identifies an overpayment and fails to report and return the overpayment to the government within 60 days. Violations of the FCA may result in treble damages and per claim fines ranging from $11,181 to $22,363. Other federal laws, such as those governing the imposition of civil monetary penalties, 42 U.S.C. §1320a-7a, prohibit similar conduct, as do many state laws.
Anti-Kickback Laws. There are numerous federal and state laws that prohibit one person from providing anything of value to another person if one purpose of the arrangement is to induce the payee to refer patients or other business to the payor for services that are covered by a government program (or, in the case of some state laws, a commercial insurer). For example, the federal health care program anti-kickback statute (“AKS”), 42 U.S.C. §1320a-7b(b), prohibits one person from “knowingly and willfully” offering or paying any “remuneration” to another person to induce the recipient to (i) refer an individual for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under Medicare, Medicaid or any other federal health care program, or (ii) purchase, lease, order, or arrange for or recommend purchasing, leasing, or ordering any good, facility, service, or item for which payment may be made in whole or in part under a federal health care program. The AKS also prohibits a person from soliciting or receiving remuneration in exchange for engaging in any of these activities. The AKS has a number of statutory exceptions and regulatory safe harbors (collectively, “safe harbors”). If all of the conditions of a safe harbor are met, the arrangement at issue will be protected from prosecution under the AKS. Violation of the AKS can result in imprisonment, fines, exclusion from participation in federal health care programs (“program exclusion”), and exposure under the FCA. Many states have adopted anti-inducement laws similar to the AKS. In some cases, these state laws are narrower than the federal AKS (applying only to certain categories of persons, such as physicians). In other cases, the state laws are broader than the federal AKS (covering inducements to refer not only government program patients and business but commercially insured patients and business as well).
Physician Self-Referral Laws. Under the federal physician self-referral law (or “Stark Law”), 42 U.S.C. §1395nn, if a physician (or one or his or her immediate family members) has a financial relationship with a health care provider (such as a hospital), then, in the absence of an applicable exception (i) the physician may not refer Medicare beneficiaries to that provider for certain so-called “designated health services,” and (ii) in the event of such a referral, the provider may not bill Medicare, the beneficiary, or any other person for those services. Violations of the referral and billing prohibitions of the Stark Law can result in civil monetary penalties, program exclusion, and exposure under the FCA. Many states have their own physician self-referral laws. These state laws vary widely, in some cases being narrower, and in other cases broader, than the Stark Law.
Health care fraud and abuse laws, such as those described above, apply to many of our customers and, under some circumstances, could apply to us. Although we believe that our practices and our customers’ practices are generally in compliance with these laws, we cannot be certain that governmental officials or others will not assert otherwise.

Emergency Medical Treatment and Labor Act
The federal Emergency Medical Treatment and Labor Act ("EMTALA") was enacted to ensure public access to emergency services regardless of a patient’s insurance status or ability to pay. Specifically, EMTALA imposes obligations on Medicare-participating hospitals to perform a medical screening examination on all individuals that present to the hospital’s emergency department seeking care. In the event an individual is determined to have an emergency medical condition, the hospital must either stabilize such individual consistent with the capability and capacity of the hospital, or initiate an appropriate transfer to another hospital consistent with applicable EMTALA provisions. Sanctions for violating EMTALA include program exclusion and civil monetary penalties. In addition, the law creates a private right of action for any individual who suffers personal harm as a direct result of a violation of the law. A hospital that suffers a financial loss as a direct result of another hospital’s violation of the law also has a similar right.
EMTALA generally applies to our customers that are Medicare-participating hospitals, and we assist our customers with the intake of their patients. Although we believe that our customers’ practices are generally in compliance with the law and applicable regulations, we cannot be certain that governmental officials or others will not assert that we or our customers are in violation of EMTALA nor can we predict what obligations may be imposed by regulations to be issued in the future.
Laws Limiting Assignment of Reimbursement Claims
Various federal and state laws limit whether and the extent to which claims for reimbursement from a government program can be assigned (by a patient to a provider) or reassigned (by one provider to another person). We do not believe that our customers reassign their claims for Medicare or Medicaid reimbursement to us. Any determination to the contrary, however, could adversely affect our ability to be paid for the services we provide to our customers, require us to restructure the manner in which we are paid, or have further regulatory consequences.
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

Debt collection activities are also regulated at the state level. Most states have laws regulating debt collection activities in ways that are similar to, and in some cases more stringent than, the FDCPA. In addition, some states require companies engaged in the collection of consumer debt to be licensed. In all states where we operate, we believe that we (1) currently hold all required licenses, (2) are in the process of requesting and retaining all applicable licenses; or, (3) are exempt from licensing.
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
We have been issued four U.S. patents which expire between 2027 and 2030, upon payment of U.S. Patent maintenance fees, and two additional pending U.S. patent applications that relate to key domains of our R1 Access software suite: improving efficiency of client claims' reimbursement, follow-up and measurement. Legal standards relating to the validity, enforceability and scope of protection of patents can be uncertain. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Our patent applications may not result in the grant of patents with the scope of the claims that we seek, if at all, or the scope of the granted claims may not be sufficiently broad to protect our products and technology. Our four granted patents or any patents that may be granted in the future from pending or future applications may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. Third parties may develop technologies that are similar or superior to our proprietary technologies, duplicate or otherwise obtain and use our proprietary technologies or design around patents owned or licensed by us. If our technology is found to infringe any patent or other intellectual property right held by a third party, we could be prevented from providing our service offerings and/or subjected to significant damage awards.
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

Employees
As of February 13, 2020, we had approximately 19,000 full-time employees, as well as approximately 3,500 part-time employees. Of these employees, approximately 10,500 full-time and 3,400 part-time employees were located in the U.S., and approximately 8,500 full-time employees and 50 part-time employees were located internationally. Our employees are not represented by a labor union, and we consider our current employee relations to be good.
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
Information Availability
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments and exhibits to those reports are available free of charge on our website at www.r1rcm.com under the "Investor Relations" page as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the "SEC"). The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this report, unless expressly noted otherwise. Our reports filed with the SEC are also made available on its website at www.sec.gov.

Item 1A.	Risk Factors
Risks Relating to our Business and Industry
We may not be able to maintain profitability.
Prior to 2019, we had incurred net losses in most of our recent fiscal years in accordance with United States generally accepted accounting principles ("GAAP"). We also incurred significant costs in most of our recent fiscal years including, among other things, costs related to acquisitions and other strategic initiatives, debt related fees and expenses, restructuring and/or previously settled lawsuits filed against us and we may continue to incur additional costs in connection with certain of these matters. Further, we have incurred and expect to incur additional costs for investments in technology, facilities and talent to support the anticipated growth of our business, including growth related to the expected implementation of our services under our operating partner relationships. We intend to continue to increase our operating expenses associated with sales and marketing in future years in an effort to expand our business. If our revenue does not increase to offset these increases in costs, our operating results would be adversely affected. You should not consider our historical operating results as indicative of future operating results, and we cannot assure you that we will be able to maintain profitability in the future. Each of the risks described in this "Risk Factors" section, as well as other factors, may adversely affect our future operating results.
If we are unable to retain our existing customers or acquire new customers, our financial condition will suffer.
Our success depends in part upon the retention of our customers and our ability to acquire new customers. We derive our net services revenue primarily from managed services agreements pursuant to which we receive performance-based fees. Customers can elect not to renew their managed services agreements with us upon expiration. Our agreements with certain customers permit such customers to terminate for convenience, subject to a notice period. If a managed services agreement is not renewed or is terminated early for any reason, we would not derive the financial benefits that we would expect to derive by serving that customer. In addition, certain customer agreements contain clauses requiring us to offer fees for comparable services at least as low as the fees we offer other customers. If we offer new customers a lower fee, it may impact our ability to continue to be profitable while serving existing customers.
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
The markets for our RCM service offering may develop more slowly than we expect. Additionally, potential customers for our services may have previously made or in the future will make investments in internally developed solutions and choose to continue to rely on their own internal resources, which could adversely affect our revenue growth.
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
The market for our solutions is highly competitive and we expect competition to intensify in the future. The rapid changes in the U.S. healthcare market due to financial pressures to reduce the growth in healthcare costs and from regulatory and legislative initiatives are increasing the level of competition. We face competition from new entrants, internal RCM departments and external participants. External participants that are our competitors include end-to-end RCM providers, software vendors and other technology-supported RCM business process outsourcing companies, traditional consultants and information technology outsourcers. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, regulations or customer requirements. We may not be able to compete successfully with these companies, and these or other competitors may introduce technologies or services that render our technologies or services obsolete or less marketable. Even if our technologies and services are more effective than the offerings of our competitors, current or potential customers might prefer competitive solutions to our solutions. Increased competition is likely to result in pricing pressures, which could adversely affect our margins, growth rate or market share. In addition, many of our government customers require rebid of existing service contracts every three to five years. Even if we have a good relationship and strong performance history with the customer, open and competitive biding practices mean we may not be awarded the renewal business or may have to aggressively price our services to be successful.
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
To implement our solutions, we work with our customer’s existing vendors, management and staff and layer our proprietary technology applications on top of the customer’s existing patient accounting and clinical systems. Each customer’s situation is different, and unanticipated difficulties and delays may arise, such as delays in, or the inability to, obtain approvals or access rights from our customers' vendors. If the implementation process is not executed successfully or is delayed, our relationship with the customer may be adversely affected and our results of operations could suffer. Implementation of our solutions also requires us to integrate our own employees into the customer’s operations. The customer’s circumstances may require us to devote a larger number of our employees than anticipated, which could increase our costs and harm our financial results.

Disruptions in service or damage to our global business services centers and third-party operated data centers could adversely affect our business.
Our global business services centers and third-party operated data centers are essential to our business. Our operations depend on our ability to operate our global business services centers and maintain and protect our applications, which are located in data centers that are operated for us by third parties. We cannot control or assure the continued or uninterrupted availability of these third-party data centers. In addition, our information technologies and systems, as well as our data centers and global business services centers, are vulnerable to damage or interruption from various causes, including (1) acts of God and other natural disasters, war and acts of terrorism and (2) power losses, computer systems failures, internet and telecommunications or data network failures, operator error, losses of and corruption of data and similar events. We have a business continuity plan and maintain insurance against fires, floods, other natural disasters and general business interruptions to mitigate the adverse effects of a disruption, relocation or change in operating environment at one of our data centers or global business services centers, but the situations we plan for and the amount of insurance coverage we maintain may not be adequate in every particular case. In addition, the occurrence of any of these events could result in interruptions, delays or cessations in service to our customers, or in interruptions, delays or cessations in the direct connections we establish between our customers and payers. Any of these events could impair or inhibit our ability to provide our services, reduce the attractiveness of our services to current or potential customers and adversely affect our financial condition and results of operations.
In addition, despite the implementation of security measures, our infrastructure, data centers, global business services centers or systems that we interface with, including the internet and related systems, may be vulnerable to physical break-ins, improper employee or contractor access, programming errors, cyber attacks, computer viruses, malicious code, phishing attacks, denial-of-service attacks or other information security threats by third parties seeking to disrupt operations or misappropriate information or similar physical or electronic breaches of security. Any of these can cause system failure, including network, software or hardware failure, which can result in service disruptions. As a result, we may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by such breaches.
Our growing global business services operations expose us to risks that could have a material adverse effect on our costs of operations.
We employ a significant number of personnel internationally and expect to continue to add personnel in India. While there are cost and service advantages to operating in India, significant growth in the technology sector in India has increased competition to attract and retain skilled employees and has led to a commensurate increase in compensation expense. In the future, we may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure in India.
Our reliance on an international workforce exposes us to disruptions in the business, political and economic environment in those regions. Maintenance of a stable political environment is important to our operations, and terrorist attacks and acts of violence or war may directly affect our physical facilities and workforce or contribute to general instability. Our global business services operations require us to comply with local laws and regulatory requirements, which are complex and of which we may not always be aware, and expose us to foreign currency exchange rate risk. Our global business services operations may also subject us to trade restrictions, reduced or inadequate protection for intellectual property rights, security breaches and other factors that may adversely affect our business. Negative developments in any of these areas could increase our costs of operations or otherwise harm our business.
We have a substantial amount of indebtedness. The agreement that governs our indebtedness contains covenants that impose restrictions on our ability to operate.

We have a substantial amount of indebtedness as a result of our strategic initiatives. The loan agreement for this indebtedness contains certain customary representations and warranties, affirmative and negative financial covenants, indemnity obligations and events of default. These covenants could have important consequences to us, including:

•
our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms, or at all;

•
negative financial covenants contained in the debt agreement require us to meet financial tests that may affect our flexibility in planning for, and reacting to, changes in our business, including possible acquisition opportunities;

•
we will need a substantial portion of our cash flow to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operations and future business opportunities; and

•	our debt level will make us more vulnerable than our less leveraged competitors to competitive pressures or a downturn in our business or the economy generally.

Our ability to comply with the provisions of the debt agreement may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our debt repayment obligations.
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

Under the terms of our operating partner model agreements, we expect to transition a significant number of our customers’ revenue cycle management employees to our employment. We may experience difficulties in integrating these employees. Such difficulties may include the diversion of management’s attention from other business concerns. If we experience difficulties in integrating these employees, our business, results of operations and financial condition could be adversely affected.
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
Offshore outsourcing is a politically sensitive topic in the United States. For example, various organizations and public figures in the United States have expressed concern about a perceived association between offshore outsourcing providers and the loss of jobs in the United States. Current or prospective customers may elect to perform such services themselves or may be discouraged from transferring these services from onshore to offshore providers to avoid negative perceptions that may be associated with using an offshore provider. Any slowdown or reversal of existing industry trends towards offshore outsourcing would increase the cost of delivering our services if we had to relocate aspects of our services from our global business services operations to the United States where operating costs are higher.
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
The imposition of legal responsibility for obligations related to our customers’ employees could adversely affect our business and subject us to liability.
Under our co-management model, we work with customers’ employees engaged in the activities included in the scope of our services. Our co-management model agreements establish the division of responsibilities between us and our customers for various personnel management matters, including compliance with and liability under various employment laws and regulations. We could, nevertheless, be found to have liability with our customers for actions against or by employees of our customers, including under various employment laws and regulations, such as those relating to discrimination, retaliation, wage and hour matters, occupational safety and health, family and medical leave, notice of facility closings and layoffs and labor relations, and any such liability could result in a material adverse effect on our business.
Our ability to use our net operating loss carryforwards may be limited.
As of December 31, 2019, we had approximately $245.9 million of federal net operating loss carryforwards for U.S. income tax purposes that begin to expire in 2033 and cumulative state net operating loss carryforwards of approximately $252.2 million. In the event an "ownership change" were to occur in the future, our ability to utilize our net operating losses could be limited. If our net operating loss carryforwards are limited, and we have taxable income which exceeds the available net operating loss carryforwards for that period, we would incur an income tax liability even though net operating loss carryforwards may be available in future years prior to their expiration.
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
We may be adversely affected by changes in LIBOR reporting practices.
On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Recent proposals for LIBOR reforms may result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates. Although our credit agreement provides for application of successor rates to be mutually agreed between us and the agent, it is not currently possible to predict the effect of any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the U.K. or elsewhere. These changes may have an adverse impact on our financing costs and any floating rate indebtedness we may incur.
Risks Related to Ascension and the Transaction
Healthcare providers affiliated with Ascension currently account for a significant portion of our net services revenue. The early termination of our A&R MPSA with Ascension, or any significant loss of business from our large customers, would have a material adverse effect on our business, results of operations and financial condition.
Healthcare providers affiliated with Ascension have accounted for a significant portion of our net services revenue each year since our formation. In 2019, 2018, and 2017, net services revenue from healthcare providers affiliated with Ascension represented 67%, 69%, and 90% of our total net services revenue, respectively. The early termination of the A&R MPSA, the loss of any of our other large customers or their failure to renew their managed services agreements with us upon expiration, or a reduction in the fees for our services for these customers, could have a material adverse effect on our business, results of operations and financial condition.
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
We have issued 266,529 shares of Series A Preferred Stock to the Investor. The rights of the holders of our Series A Preferred Stock with respect to dividends, distributions and payments upon liquidation rank senior to similar obligations to our common stock holders. Upon our liquidation or upon certain changes of control, the holders of our Series A Preferred Stock are entitled to receive, prior and in preference to any distribution to the holders of any other class of our equity securities, an amount equal to the greater of the outstanding principal plus all accrued and unpaid dividends on such Series A Preferred Stock (which cumulative dividends accrue at the rate of 8.0% per annum and compound quarterly) and the amount such holders would have received if such Series A Preferred Stock had been converted into common stock. Until February 16, 2023, the dividends on the Series A Preferred Stock will be paid-in-kind and thereafter such dividends may be paid in cash or paid-in-kind at the election of the Company.
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
In connection with the Transactions, we entered into a purchase agreement with the Investor and Ascension, pursuant to which we issued (i) 200,000 shares of our Series A Preferred Stock for an aggregate price of $200 million and (ii) a warrant to acquire up to 60 million shares of our common stock. As a result of this ownership, so long as certain ownership thresholds are met, the Investor, among other things, has the right to nominate a majority of the members of our board of directors ("Board") and has a consent right over certain corporate actions, including the declaration of any dividend, any amendment of the A&R MPSA, the incurrence of indebtedness in excess of $25.0 million, the acquisition of any assets or properties or the making of any capital expenditures in excess of $10.0 million, the approval of our annual budget and the hiring or termination of our chief executive officer. In addition, as of December 31, 2019, the issued and outstanding Series A Preferred Stock would represent approximately 48% of the current voting power at a meeting of our stockholders.
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
Risks Related to Acquisitions
We may fail to realize the success of strategic initiatives and other investments.

The anticipated benefits of acquisitions, strategic initiatives, and other investments, including the acquisition of SCI, will depend on, among other things, our ability to realize anticipated synergies, cost savings, and operational benefits of corresponding activity, which benefits are subject to, among others, the following risks:

•	the incurrence of additional indebtedness in connection with the financing of the acquisition may have an adverse effect on our liquidity;

•	we may fail to retain key employees of the acquired company;

•	we may be unable to successfully integrate personnel from the two companies, while at the same time attempting to provide consistent, high quality services;

•	we may fail to realize the anticipated synergies and cost savings we expect from the acquisition;

•	future developments may impair the value of our purchased goodwill or intangible assets;

•	we may face difficulties establishing, integrating or combining operations and systems;

•	we may face challenges retaining the customers of the acquired businesses;

•	we may encounter unforeseen internal control, regulatory or compliance issues; and

•	we may face other additional risks relating to regulatory matters, legal proceedings, tax laws or positions.

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

There is no assurance that our pending acquisition of SCI will be completed in a timely manner or at all. If the acquisition of SCI is not consummated, our business could suffer materially and our stock price could decline.

The consummation of our acquisition of SCI is subject to customary closing conditions. There can be no assurance that the acquisition will be consummated on the desired timeframe, or at all.

If our acquisition of SCI is not consummated, we may be subject to a number of material risks, and our business and stock price could be adversely affected, as follows:

•	we have incurred and expect to continue to incur significant expenses related to the acquisition of SCI even if the transaction is not consummated;

•	we could be obligated to pay SCI a $20 million termination fee in connection with the termination of the SCI acquisition agreement; and

•	the market price of our common stock may decline to the extent that the current market price reflects a market assumption that the acquisition will be completed.
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
Along with state and federal laws, GDPR imposes obligations on us as a data controller and data processor, as well as on many of our customers. New privacy laws may also mandate steps needed to continue to store, transfer, and process personal data. For example, there are some legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the European Economic Area to the United States. This may mean that data transfer agreements will need to be updated. Additionally, certain countries have passed or are considering passing laws requiring local data residency.

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
These laws and regulations may change rapidly, and it is frequently unclear how they apply to our business. Errors created by our proprietary applications or services that relate to entry, formatting, preparation or transmission of claim, reporting of quality or other data pursuant to value-based purchasing initiatives, or cost report information may be determined or alleged to cause the submission of false claims or otherwise be in violation of these laws and regulations. Further, our continued growth of coding and billing services provided from a global business services environment necessitates comprehensive monitoring and oversight of these services to ensure a constant vigilance to quality control and regulatory compliance. Any failure of our proprietary applications or services to comply with these laws and regulations could result in substantial civil or criminal liability and could, among other things, adversely affect demand for our services, invalidate all or portions of some of our managed services agreements with our customers, require us to change or terminate some portions of our business, require us to refund portions of our base fee revenues and incentive payment revenues, cause us to be disqualified from serving customers doing business with government payers, and give our customers the right to terminate our managed services agreements with them.
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
Federal or state governmental authorities may impose additional data security standards or additional privacy or other restrictions on the collection, use, transmission and other disclosures of health information. Legislation has been proposed at various times at both the federal and the state levels that would limit, forbid or regulate the use or transmission of medical information pertaining to U.S. patients outside of the United States. Some states have also imposed limitations through rule making or executive action. If additional states or the federal government were to adopt additional limitations, that may render our international operations impracticable or substantially more expensive. Moving such operations to the United States may involve substantial delay in implementation and increased costs.
Backlog of administrative appeals could adversely affect our business.
Many of our clients are able to file administrative appeals when a claim is denied. A hospital or physician clinic can request a redetermination with one contractor, then request reconsideration from another contractor, and then appeal to an administrative law judge ("ALJ"). Historically, the best chance of success on appeal comes at that third level of appeal, to the ALJ. Although the U.S. Department of Health and Human Services ("HHS") has significantly reduced its backlog of pending ALJ appeals over the past five years (from 886,418 in FY15 to 292,517 in FY19), HHS reports that in FY19, the average time to process an ALJ appeal was 1,372 days (i.e., over 3.5 years). Such prolonged appeals could present cash flow issues for a client and consequently, impact a client's ability to pay us on time.
Risks Related to Intellectual Property
We may be unable to adequately protect our intellectual property.
Our success depends, in part, upon our ability to establish, protect and enforce our intellectual property and other proprietary rights. If we fail to establish or protect our intellectual property rights, we may lose an important advantage in the market in which we compete. We rely upon a combination of patent, trademark, copyright and trade secret law and contractual terms and conditions to protect our intellectual property rights, all of which provide only limited protection. We cannot assure you that our intellectual property rights are sufficient to protect our competitive advantages. Although we have filed two U.S. patent applications, we cannot assure you that any patents that will be issued from these applications will provide us with the protection that we seek or that any current or future patents issued to us will not be challenged, invalidated or circumvented. We have also been issued four U.S. patents, but we cannot assure you that they will provide us with the protection that we seek or that they will not be challenged, invalidated or circumvented. Legal standards relating to the validity, enforceability and scope of protection of patents are uncertain. Any patents that may be issued in the future from pending or future patent applications or our four issued patents may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Also, we cannot assure you that any trademark registrations will be issued for pending or future applications or that any of our trademarks will be enforceable or provide adequate protection of our proprietary rights.
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
Our corporate headquarters occupy approximately 43,000 square feet in Chicago, Illinois under a lease expiring on August 31, 2030. In addition, we have a right of first offer to lease all or a portion of 21,500 square feet of space on another floor in the same building. We also lease approximately 700,000 square feet of office space throughout 25 offices domestically, and approximately 390,000 square feet of office space throughout 5 offices internationally. Pursuant to our managed services agreements with customers, we occupy space on-site at all healthcare providers where we provide our RCM services. We generally do not pay customers for our use of space provided by them for our use in the provision of RCM services to that customer.
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

In May 2016, we were served with a False Claims Act case brought by a former emergency department service associate who worked at a hospital of one of the Company’s customers, MedStar Inc.’s Washington Hospital Center (“WHC”), along with WHC and three other hospitals that were PAS clients and a place holder, John Doe hospital, representing all PAS clients (U.S. ex rel. Graziosi vs. Accretive Health, Inc. et. al.), and seeking money damages, False Claims Act penalties and plaintiff’s attorneys’ fees. The Third Amended Complaint alleges that the Company’s PAS business violates the federal False Claims Act. The case was originally filed under seal in 2013 in the Federal district court in Chicago, was presented to the U.S. Attorney in Chicago, and the U.S. Attorney declined to intervene. We believe that we have meritorious defenses to all claims in the case and intend to vigorously defend the Company against these claims. Discovery on liability issues has been completed and on October 11, 2019 we filed a motion for summary judgment that is fully briefed and pending decision by the district court. The outcome is not presently determinable.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Stock Market under the symbol "RCM."

Holders of Record
As of February 4, 2020, there were approximately 22 stockholders of record of our common stock and approximately 11,000 beneficial holders.
Dividends
We did not pay any dividends on our common stock during the years ended December 31, 2019 and 2018. We currently intend to retain earnings, if any, to finance the growth and development of our business, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board and will depend on, among other things, our financial condition, results of operations, capital expenditure requirements, contractual restrictions, provisions of applicable law and other factors that the Board deems relevant. Additionally, pursuant to the Investor Rights Agreement between the Company and the Investor, subject to certain ownership thresholds contained in the Investor Rights Agreement, any dividends on our common stock would require the approval of the holders of our Series A Preferred Stock that are held by the Investor or any Investor Affiliate (as defined in the Investor Rights Agreement). The credit agreement governing our senior secured credit facilities also restricts our ability to pay dividends on our common stock.
Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated (in thousands, except share and per share data):

Period	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (in millions) (2)
October 1, 2019 through October 31, 2019	—	$—	—	$49.0
November 1, 2019 through November 30, 2019	281	$10.81	—	$49.0
December 1, 2019 through December 31, 2019	484,234	$12.98	—	$49.0

(1)
Repurchases of our stock related to employees’ tax withholding upon vesting of restricted stock. See Note 15, Share-Based Compensation, to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)
On November 13, 2013, the Board authorized, subject to the completion of the restatement of our financial statements, the repurchase of up to $50.0 million of our common stock from time to time in the open market or in privately negotiated transactions (the "2013 Repurchase Program"). The timing and amount of any shares repurchased under the 2013 Repurchase Program will be determined by our management based on its evaluation of market conditions and other factors. The 2013 Repurchase Program may be suspended or discontinued at any time. See Note 14, Stockholders' Equity (Deficit), to our consolidated financial statements included in this Annual Report on Form 10-K.

Stock Price Performance Graph
The following graph compares the change in the cumulative total return (including the reinvestment of dividends) on our common stock to the change in the cumulative total return on the stocks included in the NYSE Composite Index and NASDAQ Health Care Index over the period from December 31, 2014 through December 31, 2019. The graph assumes an investment of $100 made in our common stock on December 31, 2014. We did not pay any dividends during the period reflected in the graph.

$200
$175
$150
$125
$100
$75
$50
$25
$0
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
R1 RCM Inc.
NYSE Composite Index
NASDAQ Health Care Index

COMPARISON OF CUMULATIVE TOTAL RETURN

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
R1 RCM Inc.	$100	46.65	32.80	64.29	115.89	189.21
NYSE Composite Index	$100	93.58	102.01	118.17	104.94	128.36
NASDAQ Health Care Index	$100	106.86	88.78	107.70	103.21	129.87
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
We derived the consolidated statements of operations and comprehensive income (loss) data for the years ended December 31, 2019, 2018, and 2017 and the consolidated balance sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements, which are included in this Annual Report on Form 10-K. We derived the consolidated statement of operations and comprehensive income (loss) data for the years ended December 31, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017, 2016, and 2015 from our audited consolidated financial statements and audited restated consolidated financial statements, which are not included in this Annual Report on Form 10-K.
Beginning in 2017, the Company changed the presentation in its financial statements to be stated in millions instead of thousands. Therefore, previously reported amounts may differ due to rounding.
Selected Financial Data

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In millions, except per share data)
Consolidated Statement of Operations Data:
Net services revenue	$1,186.1	$868.5	$449.8	$592.6	$117.2
Operating expenses:
Cost of services	987.8	770.6	416.3	199.7	169.0
Selling, general and administrative	104.4	97.9	56.3	74.1	75.0
Other	36.2	30.4	4.7	20.8	9.3
Total operating expenses	1,128.4	898.9	477.3	294.7	253.3
Income (loss) from operations	57.7	(30.4)	(27.5)	297.9	(136.0)
Loss on debt extinguishment	18.8	—	—	—	—
Net interest expense (income)	29.1	26.3	(0.2)	(0.3)	(0.2)
Net income (loss) before income tax provision	9.8	(56.7)	(27.3)	298.2	(135.8)
Income tax provision (benefit)	(2.2)	(11.4)	31.5	121.1	(51.6)
Net income (loss)	$12.0	$(45.3)	$(58.8)	$177.1	$(84.3)
Net income (loss) per common share
Basic	$(0.08)	$(0.60)	$(0.75)	$0.65	$(0.87)
Diluted	$(0.08)	$(0.60)	$(0.75)	$0.65	$(0.87)
Due to rounding, numbers presented in this table may not add up precisely to the totals provided.

	As of December 31,
	2019	2018	2017	2016	2015
	(In millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$92.0	$62.8	$164.9	$181.2	$103.5
Working capital (1)	$(15.8)	$0.6	$112.4	$137.7	$24.2
Total assets	$929.1	$807.5	$336.0	$415.1	$460.3
Non-current liabilities	$449.4	$396.6	$23.4	$120.7	$441.0
Total stockholders’ equity (deficit)	$18.1	$6.3	$33.4	$(12.3)	$(213.3)

(1)
We define working capital as total current assets less total current liabilities excluding the current portion of deferred customer billings (prior to the adoption of Topic 606, Revenue from Contracts with Customers, which was adopted as of January 1, 2017). We excluded the current portion of deferred customer billings prior to the adoption of Topic 606, Revenue from Contracts with Customers, from the definition of working capital due to the nature of these balances.

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
As of January 1, 2017, the Company adopted Topic 606, Revenue from Contracts with Customers (“Topic 606”) and thus for the years ended December 31, 2019, 2018, and 2017, the Company followed the guidance under Topic 606. Under the newly adopted guidance, revenue is measured based on consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a service to a customer, which is typically over the contract term. Estimates of variable consideration are included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once the uncertainty is resolved. See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements for additional information.
For the years ended December 31, 2016 and 2015, we typically invoiced customers for base fees and incentive fees on a quarterly or monthly basis, and typically received cash from customers on a similar basis. For GAAP reporting purposes, we only recognized those net operating fees and incentive fees as net services revenue to the extent that all the criteria for revenue recognition were met, which was generally upon contract renewal, termination or other contractual agreement event. As such, net operating and incentive fees were typically recognized for GAAP purposes in periods subsequent to the periods in which the services are provided. Therefore, our net services revenue and other items in our GAAP consolidated financial statements typically included the effects of billings and collections from periods prior to the period in which revenue was recognized. Prior to the adoption of Topic 606, management utilized certain non-GAAP financial measures in financial and operational decision-making due to net services revenue and other items in our GAAP consolidated financial statements typically including the effects of billings and collections from periods prior to the period in which revenue was recognized. While comparability has been impacted, management has deemed adjusted EBITDA to be the appropriate measure shown below for all years as this is the metric our Board and management team are using for current and future periods.
This non-GAAP measure is used throughout this Form 10-K including "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
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

	Year End December 31,
	2019	2018	2017	2016	2015
	(In millions)
Non-GAAP Measure:
Adjusted EBITDA	$168.0	$57.0	$4.1	$357.0	$(86.6)
Adjusted EBITDA
We define adjusted EBITDA as net income before net interest income/expense, income tax provision/benefit, depreciation and amortization expense, share-based compensation expense, expense arising from debt extinguishment, strategic initiatives costs, transitioned employee restructuring expense, digital transformation office expenses, and other items which are detailed in the table below. Prior to 2017, the use of adjusted EBITDA to measure operating and financial performance was limited by our revenue recognition criteria, pursuant to which GAAP net services revenue was recognized at the end of a contract or "other contractual agreement event". As such, adjusted EBITDA did not adequately match corresponding cash flows resulting from customer contracting activities.
Reconciliation of GAAP: The following table presents a reconciliation of adjusted EBITDA to net income (loss) for each of the periods indicated.

	Year End December 31,
	2019	2018	2017	2016	2015
	(In millions)
Net income (loss) (GAAP)	$12.0	$(45.3)	$(58.8)	$177.1	$(84.3)
Net interest expense (income)	29.1	26.3	(0.2)	(0.3)	(0.2)
Income tax provision (benefit)	(2.2)	(11.4)	31.5	121.1	(51.6)
Depreciation and amortization expense	55.7	38.8	16.3	10.2	8.5
Share-based compensation expense (1)	18.4	18.2	10.7	28.1	31.7
Loss on debt extinguishment (2)	18.8	—	—	—	—
Other (3)	36.2	30.4	4.7	20.8	9.3
Adjusted EBITDA (Non-GAAP)	$168.0	$57.0	$4.1	$357.0	$(86.6)
Due to rounding, numbers presented in this table may not add up precisely to the totals provided.

(1)
Share-based compensation expense represents the expense associated with stock options, restricted stock units, and restricted stock awards granted, as reflected in our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 15, Share-Based Compensation, to the Consolidated Financial Statements included in this Annual Report on Form 10-K for the detail of the amounts of share-based compensation expense.

(2)
Loss on debt extinguishment represents the loss associated with the repayment of the credit agreement and subordinated notes in June 2019, as reflected in our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 13, Debt, to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on the extinguishment.

(3)	Other expenses consist of the following (in millions):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Severance and employee benefits	$3.6	$2.3	$0.3	$3.5	$0.6
Non-cash share based compensation	—	—	0.1	1.8	—
Transaction fees (1)	—	—	—	12.7	—
Restatement costs	—	—	—	1.2	2.5
Strategic initiatives (2)	19.8	19.7	3.1	—	3.8
Transitioned employees restructuring expense (3)	3.0	4.3	1.2	—	—
Digital Transformation Office (4)	8.6	3.6	—	—	—
Other	1.2	0.5	—	1.6	2.4
Total other	$36.2	$30.4	$4.7	$20.8	$9.3

(1) Costs related to retention payments and legal fees paid in connection with the closing of the Transaction.
(2) Costs related to evaluating, pursuing and integrating acquisitions, performing portfolio analyses, and other inorganic business projects as part of the Company’s growth strategy. Costs include employee time and expenses spent on activities, vendor spend and severance and retention amounts associated with integration activities.
(3) As part of the transition of personnel to the Company under certain operating partner model contracts, the Company has agreed to reimburse, or directly pay the affected employees, for certain severance and retention costs related to certain employees who will not be transitioned to the Company, or whose jobs will be relocated after the employee transitions to the Company. At December 31, 2019, the Company's restructuring liability was $1.1 million, offset by $0.7 million of receivables.
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
Our primary service offering consists of end-to-end RCM, which we deploy through an operating partner relationship or a co-managed relationship. Under an operating partner relationship, we provide comprehensive revenue cycle infrastructure to providers, including all revenue cycle personnel, technology and process workflow. Under a co-managed relationship, we leverage our customers’ existing RCM staff and processes, and supplement them with our infused management, subject matter specialists, proprietary technology and other resources. For the year ended December 31, 2019, substantially all of our net operating and incentive fees from end-to-end RCM were generated under the operating partner model.

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
Summary of Operations
In 2019, we completed several initiatives which we expect to position us to better serve our customers and grow our business:

•	In May, we announced that Quorum Health Corporation selected us to provide end-to-end RCM services across its hospitals and outpatient centers.

•
In June, we opened a state-of-the-art technology innovation center in Salt Lake City in collaboration with Intermountain Healthcare. The 30,000 square foot facility will be used to evaluate, test, and design new RCM technologies for health systems, hospitals, and physician groups, as well as serve as a client experience center.

•	In the third quarter, we signed an operating partner agreement with a large physician group aggregator with close to $700 million in net patient revenue.

•
In December, we signed Rush University Health System (RUSH) on our co-managed model. We will also collaborate with RUSH to launch an innovation lab that will focus on delivering value-based care, incorporating advanced analytics to help educate other healthcare institutions and preparing the healthcare workforce of the future. By combining RUSH's broad insights and thought leadership with our platform, the lab will deliver new and innovative solutions to the market.

•	Throughout the year, we continued to invest in proprietary technology, including advancements in robotic process automation and patient experience capabilities, as part of our DTO initiative.
Net Services Revenue
Our primary source of revenue is our end-to-end RCM services fees. We also generate revenue through modular RCM services, where customers will engage us for only specific components of our end-to-end RCM service offering on a fixed-fee or transactional basis. The following table summarizes the composition of our net services revenue for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019		2018		2017
	(In millions)
Net operating fees	$1,037.4	87.5%	$760.2	87.5%	$374.8	83.3%
Incentive fees	56.2	4.7%	38.3	4.4%	29.0	6.4%
Other	92.5	7.8%	70.0	8.1%	46.0	10.2%
Total net services revenue	$1,186.1	100.0%	$868.5	100.0%	$449.8	100.0%
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

•
Global business services center costs. We incur expenses related to salaries and benefits of employees in our global business services centers, as well as non-payroll costs associated with operating our global business services centers.

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
Other Expenses
Other expenses include reorganization-related expenses and certain other expenses. We have initiated restructuring plans consisting of reductions in our workforce in certain corporate, administrative, operations and management functions. Reorganization expenses consist primarily of severance payments, employee benefits and share-based compensation expense for accelerated awards. In 2019, 2018, and 2017, we incurred expenses relating to evaluating and pursuing acquisition opportunities and integrating completed acquisitions as part of our inorganic growth strategy. Additionally, as part of the transition of Ascension and Intermountain personnel to us, we have agreed to reimburse Ascension and Intermountain for certain severance and retention expenses related to certain Ascension employees who will not be transitioned to us.
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

Revenue Cycle Management

RCM services fees are primarily variable and performance related, and are generally viewed as the consideration earned in satisfaction of a single performance obligation which is considered a series. Variable consideration for end-to-end RCM services are allocated to and recognized over the related time period as the amounts reflect the consideration the Company is entitled to and relate specifically to the Company’s efforts to satisfy its performance obligation. Fees for physician group and EMS provider RCM services include variable consideration contingent on customer collections, and inputs to the Company’s revenue estimates typically include historical service fees and historical customer collection amounts. RCM services fees consist of net operating fees, incentive fees, and other fees.

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

The Company recognizes revenue related to net operating fees ratably as the performance obligation for the RCM services is satisfied. Base fees are typically billed in advance of the quarter and paid in three monthly payments as the entity performs and the customer simultaneously receives and consumes the benefits of the services provided. The costs of customers’ revenue cycle operations, which the Company pays pursuant to its RCM agreements, are accrued based on the service period. Net operating fees for physician groups and EMS providers are invoiced on a monthly basis and payment terms are typically 30 days.

Incentive Fees

Incentive fees are structured to reflect quarterly or annual performance and are evaluated on a contract-by-contract basis. The Company estimates incentive fee revenue based on contractually agreed-upon financial or operating metrics. The Company recognizes revenue related to incentive fees ratably as the performance obligation for RCM services is satisfied, to the extent that it is probable that a significant reversal of cumulative revenue will not occur once the uncertainty is resolved. Incentive fees are typically billed and paid on a quarterly basis.

Other

The Company recognizes revenue related to other fees as RCM services are provided. These services consist of an obligation to provide a specific component of its end-to-end RCM service offering. Fees are typically variable in nature with the entire amount being included in revenue in the month of service. The customer simultaneously receives and consumes the benefits provided by the services and the fees are typically billed on a monthly basis and payment terms are typically 30 days. To the extent that certain service fees are fixed and not subject to refund, adjustment, or concession, these fees are generally recognized into revenue ratably as the performance obligation is satisfied.

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

For bundled arrangements, the Company accounts for individual services as a separate performance obligation if a service is separately identifiable from other items in the bundled arrangement and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The transaction price is allocated between separate services in a bundle based on their relative standalone selling prices. The standalone selling prices are determined based on the prices at which the Company separately sells its modular services. PAS are provided at a customer’s election but do not represent material rights as the services are priced at standalone selling price throughout the life of the agreement.
Cost of Services
Costs associated with generating the Company’s net services revenue, including the cost of operating its global business services centers, are expensed as incurred. Cost of services consist of (i) infused management, on site revenue cycle employees and technology costs, (ii) global business services costs and (iii) other costs. Infused management, on site revenue cycle employees and technology costs consist primarily of wages, bonuses, benefits, share-based compensation, travel and other costs associated with our employees who are assigned to specific customer sites related to our customers' revenue cycle operations. The other significant portion of such expenses is an allocation of the costs associated with maintaining, improving and deploying our integrated proprietary technology suite. Global business services costs relate to the Company’s global services centers in the U.S. and internationally that perform patient scheduling and pre-registration, medical transcription, cash posting, reconciliation of payments to billing records, patient follow-up and Medicaid eligibility determination for our customers. The Company incurs expenses related to salaries and benefits for employees in its global business services centers and non-payroll costs associated with operating its global business services centers. Other expenses consist of costs related to managing other services. These expenses consist primarily of wages, bonuses, benefits, share-based compensation and facilities costs.
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
See Note 17, Income Taxes, to our consolidated financial statements included in this Annual Report on Form 10-K for additional information on income taxes.
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
Results of Operations
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
The following table provides consolidated operating results and other operating data for the periods indicated:

	Year Ended December 31,		2019 vs. 2018 Change
	2019	2018	Amount	%
	(In millions)
Consolidated statement of operations Data:
Net operating fees	$1,037.4	$760.2	$277.2	36.5%
Incentive fees	56.2	38.3	17.9	46.7%
Other	92.5	70.0	22.5	32.1%
Total net services revenue	1,186.1	868.5	317.6	36.6%
Operating expenses:
Cost of services	987.8	770.6	217.2	28.2%
Selling, general and administrative	104.4	97.9	6.5	6.6%
Other	36.2	30.4	5.8	19.1%
Total operating expenses	1,128.4	898.9	229.5	25.5%
Income (loss) from operations	57.7	(30.4)	88.1	289.8%
Loss on debt extinguishment	18.8	—	18.8	100.0%
Net interest expense	29.1	26.3	2.8	10.6%
Net income (loss) before income tax provision	9.8	(56.7)	66.5	117.3%
Income tax provision (benefit)	(2.2)	(11.4)	9.2	(80.7)%
Net income (loss)	$12.0	$(45.3)	$57.3	126.5%
The following table represents a reconciliation of adjusted EBITDA to net income (loss), the most comparable GAAP measure, for each of the periods indicated:

	Year Ended December 31,		2019 vs. 2018 Change
	2019	2018	Amount	%
	(In millions)
Net income (loss)	$12.0	$(45.3)	$57.3	126.5%
Net interest expense (income)	29.1	26.3	2.8	10.6%
Income tax provision (benefit)	(2.2)	(11.4)	9.2	(80.7)%
Depreciation and amortization expense	55.7	38.8	16.9	43.6%
Share-based compensation expense (1)	18.4	18.2	0.2	1.1%
Loss on debt extinguishment (2)	18.8	—	18.8	100.0%
Other (3)	36.2	30.4	5.8	19.1%
Adjusted EBITDA (non-GAAP)	$168.0	$57.0	$111.0	194.7%

(1)
Share-based compensation expense represents the expense associated with stock options, restricted stock units, restricted stock awards and performance based restricted stock units granted, as reflected in our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 15, Share-Based Compensation, to the Consolidated Financial Statements included in this Annual Report on Form 10-K for the detail of the amounts of share-based compensation expense.

(2)
Loss on debt extinguishment represents the loss associated with the repayment of the credit agreement and subordinated notes in June 2019, as reflected in our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 13, Debt, to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on the extinguishment.

(3)	Other expenses consist of the following (in millions):

	Year Ended December 31,
	2019	2018
Severance and employee benefits	$3.6	$2.3
Strategic initiatives (1)	19.8	19.7
Transitioned employees restructuring expense (2)	3.0	4.3
Digital Transformation Office (3)	8.6	3.6
Other	1.2	0.5
Total other	$36.2	$30.4

(1) Costs related to evaluating, pursuing and integrating acquisitions, performing portfolio analyses, and other inorganic business projects as part of the Company’s growth strategy. Costs include employee time and expenses spent on activities, vendor spend, and severance and retention amounts associated with integration activities.
(2) As part of the transition of personnel to the Company under certain operating partner model contracts, the Company has agreed to reimburse, or directly pay the affected employees, for certain severance and retention costs related to certain employees who will not be transitioned to the Company, or whose jobs will be relocated after the employee transitions to the Company. At December 31, 2019, the Company's restructuring liability was $1.1 million, offset by $0.7 million of receivables.
(3) Project costs related to the Company's effort to automate its transactional environment.
Net Services Revenue
Net services revenue increased by $317.6 million, or 36.6%, from $868.5 million for the year ended December 31, 2018 to $1,186.1 million for the year ended December 31, 2019. The increase was primarily driven by a $185.6 million increase in net operating fees as a result of new customers onboarded or converted to an operating model contract since the beginning of 2018. In addition, we realized year-over-year growth of $63.9 million as a result of the Intermedix acquisition.
Cost of Services
Cost of services increased by $217.2 million, or 28.2%, from $770.6 million for the year ended December 31, 2018, to $987.8 million for the year ended December 31, 2019. The increase was primarily driven by a $151.4 million increase in costs associated with new customers onboarded since the beginning of 2018. The Intermedix acquisition resulted in an increase in costs of services of $52.3 million. In addition, we increased investments in information technology infrastructure, automation technology and central operations support and incurred additional employee benefits costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $6.5 million, or 6.6%, from $97.9 million for the year ended December 31, 2018 to $104.4 million for the year ended December 31, 2019. The increase was primarily due to increased investments in sales and marketing expenses, as we have increased our efforts to pursue new business opportunities, and also increased investments in human resources spend to support scaling business operations.
Other Expenses
Other expenses increased by $5.8 million, or 19.1%, from $30.4 million for the year ended December 31, 2018, to $36.2 million for the year ended December 31, 2019. The increase was primarily attributable to an additional $5.0 million of costs associated with the DTO initiative.
Income Tax Provision (Benefit)
Income tax benefit decreased by $9.2 million to $2.2 million for the year ended December 31, 2019 from $11.4 million for the year ended December 31, 2018. This was primarily due to higher pre-tax income, offset by higher tax benefit for share-based compensation.

Results of Operations
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
The following table provides consolidated operating results and other operating data for the periods indicated:

	Year Ended December 31,		2018 vs. 2017 Change
	2018	2017	Amount	%
	(In millions)
Consolidated Statement of Operations Data:
Net operating fees	$760.2	$374.8	$385.4	102.8%
Incentive fees	38.3	29.0	9.3	32.1%
Other	70.0	46.0	24.0	52.2%
Total net services revenue	868.5	449.8	418.7	93.1%
Operating expenses:
Cost of services	770.6	416.3	354.3	85.1%
Selling, general and administrative	97.9	56.3	41.6	73.9%
Other	30.4	4.7	25.7	546.8%
Total operating expenses	898.9	477.3	421.6	88.3%
Income (loss) from operations	(30.4)	(27.5)	(2.9)	10.5%
Net interest expense (income)	26.3	(0.2)	26.5	(13,250)%
Net income (loss) before income tax provision	(56.7)	(27.3)	(29.4)	107.7%
Income tax provision (benefit)	(11.4)	31.5	(42.9)	(136.2)%
Net income (loss)	$(45.3)	$(58.8)	$13.5	(23.0)%
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

(1)
Share-based compensation expense represents the expense associated with stock options, restricted stock units, restricted stock awards and performance based restricted stock units granted, as reflected in our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 15, Share-Based Compensation, to the Consolidated Financial Statements included in this Annual Report on Form 10-K for the detail of the amounts of share-based compensation expense.

(2)	Other expenses consist of the following (in millions)

:

	Year Ended December 31,
	2018	2017
Severance and employee benefits	$2.3	$0.3
Non-cash share based compensation	—	0.1
Strategic initiatives (1)	19.7	3.1
Transitioned employees restructuring expense (2)	4.3	1.2
Digital Transformation Office (3)	3.6	—
Other	0.5	—
Total other	$30.4	$4.7

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

Net Services Revenue
Net services revenue increased by $418.7 million, or 93.1%, from $449.8 million for the year ended December 31, 2017 to $868.5 million for the year ended December 31, 2018. The increase was primarily driven by a $282.6 million increase in net operating fees as a result of new customers onboarded to an operating partner model contract since the beginning of 2017. In addition, we realized year-over-year growth of $119.2 million as a result of the Intermedix acquisition.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $41.6 million, or 73.9%, from $56.3 million for the year ended December 31, 2017 to $97.9 million for the year ended December 31, 2018. The increase was primarily due to the Intermedix acquisition, which added $27.2 million of cost in 2018. In addition, we increased investments in corporate IT and sales and marketing expenses, as we have increased our efforts to pursue new business opportunities, and also increased investments in finance and compliance to support scaling business operations.
Other Expenses
Other expenses increased by $25.7 million, from $4.7 million for the year ended December 31, 2017, to $30.4 million for the year ended December 31, 2018. The increase was primarily attributable to $19.7 million in acquisition-related expenses as well as an increase in transitioned employees and severance expenses. Additionally, $3.6 million of the increase relates to costs associated with the DTO initiative.

Income Tax Provision (Benefit)
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

Liquidity and Capital Resources
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Net cash provided by operating activities	$113.9	$18.3	$20.9
Net cash used in investing activities	(61.0)	(496.3)	(33.6)
Net cash (used in) provided by financing activities	(25.3)	377.4	(4.2)
Effect of exchange rate changes in cash	(0.2)	(0.7)	0.6
Net increase (decrease) in cash, cash equivalents, and restricted cash	27.4	(101.3)	(16.3)
As of December 31, 2019 and 2018, we had cash and cash equivalents of $92.0 million and $62.8 million, respectively. These balances consist primarily of highly liquid money market funds. Our cash and cash equivalents, at any time, include amounts paid to us in advance by customers for the purpose of reimbursing their revenue cycle operations costs and amounts collected on behalf of the Company’s physician group customers to be remitted within twelve months. See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in this Annual Report on Form 10-K for additional information. We expect that the combination of our current liquidity, expected additional cash generated from operations and to the extent necessary, new borrowing facilities will be sufficient to satisfy our anticipated cash requirement through at least the next twelve months. See Future Capital Needs and Debt and Financing Arrangement sections below for a discussion of our financing.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Operating Activities
Cash provided by operating activities improved by $95.6 million, from cash provided of $18.3 million for the year ended December 31, 2018, to cash provided of $113.9 million for the year ended December 31, 2019. Cash provided by operating activities improved primarily due to improved operating results after adjusting for non-cash items, including adjustments for depreciation expense and loss on debt extinguishment, offset by changes in operating assets and liabilities.
Investing Activities
Cash used in investing activities decreased by $435.3 million from $496.3 million for the year ended December 31, 2018, to $61.0 million for the year ended December 31, 2019. Cash used in investing activities included the acquisition of Intermedix in 2018. The decrease was slightly offset by an increase in purchases of property, equipment and software in 2019.

Financing Activities
Cash provided by financing activities fell by $402.7 million, from $377.4 million for the year ended December 31, 2018, to cash used of $25.3 million for the year ended December 31, 2019. This change was primarily due to obtaining new debt in 2018, whereas the new debt in 2019 was offset by the extinguishment of old debt.
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
Investing Activities
Cash used in investing activities increased by $462.7 million from $33.6 million for the year ended December 31, 2017, to $496.3 million for the year ended December 31, 2018. Cash used in investing activities increased primarily due to the use of $462.8 million to pay for the Intermedix acquisition.
Financing Activities
Cash provided by financing activities increased by $381.6 million from cash used in financing activities of $4.2 million for the year ended December 31, 2017 to cash provided by financing activities of $377.4 million for the year ended December 31, 2018. This change was primarily due to the issuance of the prior senior term loan and senior revolver and the subordinated notes, net of issuance costs, of $358.2 million as well as the investment of $20.0 million from Intermountain related to the securities purchase agreement with Intermountain, partially offset by $0.8 million of issuance costs.
Future Capital Needs
In June 2019, we refinanced our debt, paying off the prior senior credit facility and subordinated notes and replacing them with one senior secured credit facility, including a senior term loan of $325.0 million and a senior revolving credit facility providing for borrowings of up to $100.0 million. On January 9, 2020, in connection with the signing of the stock purchase agreement for the SCI Acquisition, we entered into a debt commitment letter for a $150 million incremental first lien term loan facility (the "Incremental Term Loan"). The proceeds of the Incremental Term Loan will be used, together with cash on hand and borrowings under our revolving credit facility, to pay for the purchase price of the SCI Acquisition (including related fees and expenses). The Incremental Term Loan will have terms consistent with those of our senior term loan, including with respect to interest, maturity, amortization and prepayments.

We continue to invest capital in order to achieve our strategic initiatives. In addition, we plan to continue to enhance customer service by continuing our investment in technology to enable our systems to more effectively integrate with our customers' existing technologies in connection with our strategic initiatives. We plan to continue to deploy resources to strengthen our information technology infrastructure, including automation, in order to drive additional value for our customers. We also expect to continue to invest in our global business services infrastructure and capabilities, and selectively pursue acquisitions and/or strategic relationships that will enable us to broaden or further enhance our offerings.

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

Debt and Financing Arrangements

Senior Secured Credit Facilities

On June 26, 2019, we entered into a new senior credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and the lenders named therein, for the new senior secured credit facilities (the “Senior Secured Credit Facilities”), consisting of a $325.0 million senior secured term loan facility (the “Senior Term Loan”) issued at 99.66% of par and a $100.0 million senior secured revolving credit facility (the “Senior Revolver”). In conjunction with entering into the Credit Agreement, we repaid in full the credit agreement dated May 8, 2018, the subordinated notes issued under the subordinated note purchase agreement dated May 8, 2018, and terminated all commitments and discharged all guarantees related to those agreements. We evaluated separately the previous credit agreement, subordinated notes, and revolver for debt modification and extinguishment guidance as indicated in ASC 470. We deemed the refinancing to be an extinguishment of the old debt, leading to a write-off of the prior issuance costs and recognition of new issuance costs, with the exception of a portion of the revolver which remained with the same lender. We recognized a loss on debt extinguishment of $18.8 million in the second quarter of 2019.

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

The Senior Revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swing loans.” Any issuance of letters of credit or making of a swing loan will reduce the amount available under the revolving credit facility. As of December 31, 2019, we had $40.0 million in borrowings, no letters of credit outstanding, and $60.0 million of availability under the Senior Revolver.

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

Borrowings under the Senior Secured Credit Facilities bear interest, at our option, at: (i) an Alternate Base

Rate ("ABR") equal to the greater of (a) the prime rate of Bank of America, N.A., (b) the federal funds rate plus 0.50% per annum, and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus between 0.75% and 1.75% dependent on our Net Leverage Ratio (as defined below)(provided that the Eurodollar rate applicable to the Senior Term Loan shall not be less than 0.00% per annum); or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the Senior Term Loan shall not be less than 0.00% per annum), plus between 1.75% and 2.75%, dependent on our Net Leverage Ratio. The interest rate as of December 31, 2019 was 4.05%. We are also required to pay an unused commitment fee to the lenders under the Senior Revolver at a rate between 0.30% and 0.50% of the average daily unutilized commitments thereunder dependent on our net leverage ratio.

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

The Credit Agreement contains two financial covenants. The first requires us maintain at the end of each fiscal quarter, commencing with the quarter ended September 30, 2019, a consolidated total net leverage ratio (the "Net Leverage Ratio") of not more than 4.75 to 1.00. The Net Leverage Ratio will step down in increments to 4.50 to 1.00 commencing with the fiscal quarter ending June 30, 2020, 4.25 to 1.00 commencing with the fiscal quarter ending June 30, 2021, and 3.50 to 1.00 commencing with the fiscal quarter ending June 30, 2022. The second requires us maintain at the end of each fiscal quarter, commencing with the quarter ended September 30, 2019, a consolidated interest coverage ratio (the "Coverage Ratio") of not less than 2.50 to 1.00. The Coverage Ratio will step up in increments to 2.75 to 1.00 commencing with the fiscal quarter ending June 30, 2020, 3.00 to 1.00 commencing with the fiscal quarter ending June 30, 2021, and 3.25 to 1.00 commencing with the fiscal quarter ending June 30, 2022.

The Credit Agreement also contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and our subsidiaries' ability to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase our capital stock; (vi) make investments, loans or advances; (vii) repay certain junior indebtedness; (viii) engage in certain transactions with affiliates; (ix) enter into sale and leaseback transactions; (x) amend material agreements governing certain of our junior indebtedness; (xi) change our lines of business; (xii) make certain acquisitions; and (xiii) limitations on the letter of credit cash collateral account. The Credit Agreement contains customary affirmative covenants and events of default. We were in compliance with all of the covenants in the Credit Agreement as of December 31, 2019.

Contractual Obligations
The following table presents a summary of our contractual obligations as of December 31, 2019 (in millions):

	2020	2021	2022	2023	2024	Thereafter	Total
Operating leases (1)	$20.4	$18.1	$15.8	$15.5	$15.1	$49.2	$134.1
Purchase and finance lease obligations (2)	$9.8	$4.8	$5.2	$4.0	$—	$—	$23.8
Debt obligations (3)	$16.3	$20.3	$24.4	$28.4	$267.5	$—	$356.9
Interest on debt	$14.0	$13.3	$12.5	$11.8	$5.2	$—	$56.8
Total	$60.5	$56.5	$57.9	$59.7	$287.8	$49.2	$571.6

(1) Obligations and commitments to make future minimum rental payments under non-cancelable operating leases having remaining terms in excess of one year.
(2) Includes obligations associated with IT software and service costs.
(3) We expect to enter into a $150 million Incremental Term Loan in connection with the closing of the SCI Acquisition, pursuant to a commitment letter entered into on January 9, 2020.
Off-Balance Sheet Arrangements
Other than the contractual obligations noted above, there were no off-balance sheet transactions, arrangements or other relationships with other persons in 2019, 2018 or 2017 that would have affected or are likely to affect our liquidity or the availability of, or requirements for, capital resources.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk
Interest Rate Sensitivity. Our results of operations and cash flows are subject to fluctuations due to changes in interest rates due to our debt and banking arrangements, which can result in fluctuations in our interest income and expense. As of December 31, 2019, we have hedged $100.0 million of our $356.9 million outstanding floating rate debt to a fixed rate of 1.4% plus the applicable spread defined in the Credit Agreement. The remaining $256.9 million is subject to an average variable rate of 4.05%.
As of December 31, 2019, $256.9 million aggregate principal amount of our debt bears interest at floating rates. Assuming the current level of borrowings, a one percentage point increase or decrease in interest rates would increase or decrease our annual interest expense by approximately $2.6 million.
Our interest income is primarily generated from variable rate interest earned on operating cash accounts.
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee and the Euro because a portion of our operating expenses are incurred by our subsidiaries in India and Lithuania, and are denominated in Indian rupees and Euros, respectively. We do not generate significant revenues outside of the United States. For the years ended December 31, 2019, 2018 and 2017, 8%, 7%, and 8% of our expenses were denominated in foreign currencies, respectively. As of December 31, 2019 and 2018, we had net assets of $41.5 million and $37.9 million in foreign entities, respectively.
The reduction in earnings from a 10% change in foreign currency spot rates would be $9.7 million and $6.9 million at December 31, 2019 and 2018, respectively. We have hedge positions that are designated cash flow hedges of certain intercompany charges which have maturities not exceeding December 31, 2020 and are intended to partially offset the impact of foreign currency movements on future costs relating to our global delivery resources. For additional information, see Note 24, Derivative Financial Instruments to our Consolidated Financial Statements under Item 8, Consolidated Financial Statements and Supplementary Data. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties.
For designated cash flow hedges, gains and losses currently recorded in accumulated other comprehensive loss will be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as cost of services. As of December 31, 2019, it was anticipated that approximately $0.1 million of gains, net of tax, currently recorded in accumulated other comprehensive loss will be reclassified into cost of services within the next 12 months. As of December 31, 2019, the notional value of the outstanding derivative contracts totaled 3.84 billion Indian rupees.
We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $4.8 million as of December 31, 2019.
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
This Item 9A includes information concerning the controls and controls evaluation referred to in the certifications of our Chief Executive Officer and Interim Chief Financial Officer required by Rule 13a-14 of the Exchange Act included in this Annual Report as Exhibits 31.1 and 31.2.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making its assessment, management has utilized the criteria set forth by the COSO of the Treadway Commission in Internal Control-Integrated Framework (2013). Management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2019. The Company’s internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP as stated in their report which appears herein.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of R1 RCM Inc.

Opinion on Internal Control over Financial Reporting

We have audited R1 RCM Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, R1 RCM Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 20, 2020 expressed an unqualified opinion thereon.

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
February 20, 2020

Item 9B.	Other Information
None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item with respect to our directors and executive officers will be contained in our 2020 Proxy Statement under the caption "Information About Our Directors, Officers and 5% Stockholders" and is incorporated in this report by reference.
The information required by this item with respect to corporate governance matters will be contained in our 2020 Proxy Statement under the caption "Corporate Governance" and is incorporated in this report by reference.
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

Information required to be furnished by Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K regarding executive compensation will be included in our 2020 Proxy Statement under the caption "Executive Compensation" and is herein incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We maintain an Amended and Restated Stock Option Plan ("2006 Plan"), and a Second Amended and Restated 2010 Stock Incentive Plan (the "2010 Amended Plan"), and together with the 2006 Plan (the "Plans"). Under the 2010 Amended Plan we may issue up to a maximum of 46,374,756 shares, including any shares that remained available for issuance under the 2006 Plan as of the date of the IPO and any shares subject to awards that were outstanding under the 2006 Plan as of the date of the IPO that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us without the issuance of shares thereunder. We will not make any further grants under the 2006 Plan. The 2010 Amended Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and and other share-based awards. As of December 31, 2019, 7,463,122 shares were available for future grants of awards under the 2010 Amended Plan. However, to the extent that previously granted awards under the 2006 Plan or 2010 Amended Plan expire, terminate or are otherwise surrendered, canceled or forfeited, the number of shares available for future awards under the 2010 Amended Plan will increase.
The following table summarizes information about the securities authorized for issuance under our equity compensation plans as of December 31, 2019:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Restricted Stock Units	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a))
Equity compensation plans approved by stockholders (1)	19,233,559	$4.65	7,463,122
Equity compensation plans not approved by stockholders (2)	2,029,400	$9.56	—
Total	21,262,959		7,463,122

(1)Includes 8,650,940 outstanding stock options, 1,373,356 restricted stock units and 9,209,263 performance-based restricted stock units ("PBRSUs") awarded under the Plans. The number of shares included for PBRSUs represents the maximum shares that could vest based on applicable price targets. Since the restricted stock units and PBRSUs have no exercise price, they are not included in the weighted-average exercise price calculation in column b.
(2)Represents stock option inducement grants made pursuant to the NYSE inducement grant rules.

The information required by this item with regard to security ownership of certain beneficial owners and management will be contained in our 2020 Proxy Statement under the caption "Information About Our Directors, Officers and 5% Stockholders - Security Ownership of Certain Beneficial Owners and Management" and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in our 2020 Proxy Statement under the captions "Related-Party Transactions" and "Corporate Governance" and is incorporated in this report by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item will be contained in our 2020 Proxy Statement under the caption "Ratification of the Selection of Independent Registered Public Accounting Firm" and is incorporated in this report by reference.

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
Date: February 20, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Flanagan Joseph Flanagan	President, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2020

/s/ Richard B. Evans, Jr. Richard B. Evans, Jr.	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 20, 2020

/s/ Michael C. Feiner Michael C. Feiner	Director	February 20, 2020

/s/ John B. Henneman III John B. Henneman III	Director	February 20, 2020

/s/ Alex J. Mandl Alex J. Mandl	Lead Director	February 20, 2020

/s/ Neal Moszkowski Neal Moszkowski	Director	February 20, 2020

/s/ Ian Sacks Ian Sacks	Director	February 20, 2020

/s/ Jill Smith Jill Smith	Director	February 20, 2020

/s/ Anthony J. Speranzo Anthony J. Speranzo	Director	February 20, 2020

/s/ Anthony R. Tersigni Anthony R. Tersigni	Director	February 20, 2020

/s/ Albert R. Zimmerli Albert R. Zimmerli	Director	February 20, 2020

R1 RCM Inc.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of R1 RCM Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of R1 RCM Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition - Incentive fee arrangements
Description of the Matter
As described in Note 2 of the consolidated financial statements, the Company recognizes revenue related to financial performance-based incentive fees ratably as the performance obligation for revenue cycle management services is satisfied. Incentive fees are structured to reflect quarterly or annual performance and are evaluated on a contract-by-contract basis.
Auditing the Company’s recognition and measurement of variable incentive fees revenues is subjective due to the estimation uncertainty in the calculations for amounts not yet settled. In these situations, the Company performs an assessment of the estimated total incentive fees expected and the related revenues to be recognized. Further, the nature and terms of each individual customer agreement for end-to-end revenue cycle management services varies, and each contract requires separate analysis to ensure that incentive fee revenue recognition is appropriate.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the review of customer agreements and related amendments and incentive fee calculations, including management’s internal controls over the assessment of the estimated constraint applied to the incentive fee revenues.
To test the appropriateness of the timing of recognition and measurement of incentive fee revenues, our audit procedures included, among others, obtaining and reviewing the customer contracts and any related amendments, recalculating the estimated revenues using management’s methodology, and independently confirming with external customers key operational measures that are included in the customer contract and utilized as inputs to the calculation. In addition, we compared historical estimated incentive fees to actual results to assess the accuracy of management’s estimation process.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2004.

Chicago, Illinois
February 20, 2020

R1 RCM Inc.
Consolidated Balance Sheets
(In millions, except per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$92.0	$62.8
Current portion of restricted cash equivalents	—	1.8
Accounts receivable, net	52.3	42.2
Accounts receivable, net - related party	30.8	55.2
Prepaid expenses and other current assets	41.6	34.8
Total current assets	216.7	196.8
Property, equipment and software, net	116.9	95.2
Operating lease right-of-use assets	77.9	—
Intangible assets, net	164.7	180.5
Goodwill	253.2	254.8
Non-current deferred tax assets	64.2	57.5
Non-current portion of restricted cash equivalents	0.5	0.5
Other assets	35.0	22.2
Total assets	$929.1	$807.5
Liabilities
Current liabilities:
Accounts payable	$20.2	$9.9
Current portion of customer liabilities	14.0	14.7
Current portion of customer liabilities - related party	34.1	51.1
Accrued compensation and benefits	95.1	77.0
Current portion of operating lease liabilities	12.8	—
Current portion of long-term debt	16.3	2.7
Other accrued expenses	40.0	40.8
Total current liabilities	232.5	196.2
Non-current portion of customer liabilities - related party	18.6	17.7
Non-current portion of operating lease liabilities	82.7	—
Long-term debt	337.7	251.0
Long-term debt - related party	—	105.0
Other non-current liabilities	10.4	22.9
Total liabilities	681.9	592.8

8.00% Series A convertible preferred stock, par value $0.01, 370,000 shares authorized, 266,529 shares issued and outstanding as of December 31, 2019 (aggregate liquidation value of $271.9); 370,000 shares authorized, 246,233 shares issued and outstanding as of December 31, 2018 (aggregate liquidation value of $251.2)	229.1	208.4
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 127,807,546 shares issued and 114,021,280 shares outstanding at December 31, 2019; 123,353,656 shares issued and 110,541,901 shares outstanding at December 31, 2018	1.3	1.2
Additional paid-in capital	372.7	361.0
Accumulated deficit	(277.8)	(289.8)
Accumulated other comprehensive loss	(4.5)	(3.5)
Treasury stock, at cost, 13,786,266 shares as of December 31, 2019; 12,811,755 shares as of December 31, 2018	(73.6)	(62.6)
Total stockholders’ equity	18.1	6.3
Total liabilities and stockholders’ equity	$929.1	$807.5
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In millions, except per share data)

	Year Ended December 31,
	2019	2018	2017
Net services revenue ($790.4 million, $600.1 million and $404.4 million from related party for the year ended December 31, 2019, 2018 and 2017, respectively)	$1,186.1	$868.5	$449.8
Operating expenses:
Cost of services	987.8	770.6	416.3
Selling, general and administrative	104.4	97.9	56.3
Other	36.2	30.4	4.7
Total operating expenses	1,128.4	898.9	477.3
Income (loss) from operations	57.7	(30.4)	(27.5)
Loss on debt extinguishment	18.8	—	—
Net interest expense (income)	29.1	26.3	(0.2)
Income (loss) before income tax provision (benefit)	9.8	(56.7)	(27.3)
Income tax provision (benefit)	(2.2)	(11.4)	31.5
Net income (loss)	$12.0	$(45.3)	$(58.8)
Net income (loss) per common share:
Basic	$(0.08)	$(0.60)	$(0.75)
Diluted	$(0.08)	$(0.60)	$(0.75)
Weighted average shares used in calculating net income (loss) per common share:
Basic	111,505,993	108,175,159	102,062,051
Diluted	111,505,993	108,175,159	102,062,051
Consolidated statements of comprehensive income (loss)
Net income (loss)	12.0	(45.3)	(58.8)
Other comprehensive loss:
Net change on derivatives designated as cash flow hedges, net of tax	(0.2)	0.5	—
Foreign currency translation adjustments	(0.8)	(2.4)	1.2
Comprehensive income (loss)	$11.0	$(47.2)	$(57.6)

Basic:
Net income (loss)	$12.0	$(45.3)	$(58.8)
Less dividends on preferred shares	(20.7)	(19.1)	(17.7)
Net income (loss) available/allocated to common shareholders - basic	$(8.7)	$(64.4)	$(76.5)
Diluted:
Net income (loss)	$12.0	$(45.3)	$(58.8)
Less dividends on preferred shares	(20.7)	(19.1)	(17.7)
Net income (loss) available/allocated to common shareholders - diluted	$(8.7)	$(64.4)	$(76.5)
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated other comprehensive (loss)	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2017	116,425,524	$1.2	(9,765,982)	$(55.2)	$349.2	$(304.7)	$(2.8)	$(12.3)
Impact of adoption of Topic 606	—	—	—	—	—	113.4	—	113.4
Impact of adoption of ASU 2016-09	—	—	—	—	1.5	(0.9)	—	0.6
Adjusted balance at January 1, 2017	116,425,524	$1.2	(9,765,982)	$(55.2)	$350.7	$(192.2)	$(2.8)	$101.7
Share-based compensation expense	—	—	—	—	11.2	—	—	11.2
Issuance of common stock related to share-based compensation plans	155,535	—	—	—	—	—	—	—
Exercise of vested stock options	69,329	—	—	—	0.2	—	—	0.2
Dividends paid/accrued on preferred stock	—	—	—	—	(17.7)	—	—	(17.7)
Acquisition of treasury stock related to equity award plans	—	—	(1,640,005)	(4.4)	—	—	—	(4.4)
Treasury stock purchases and forfeitures	—	—	(834,440)	—	—	—	—	—
Reclassification of excess share-based compensation	—	—	—	—	(6.5)	6.5	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	1.2	1.2
Net (loss) income	—	—	—	—	—	(58.8)	—	(58.8)
Balance at December 31, 2017	116,650,388	$1.2	(12,240,427)	$(59.6)	$337.9	$(244.5)	$(1.6)	$33.4
Share-based compensation expense	—	—	—	—	17.4	—	—	17.4
Reclassification of equity award	—	—	—	—	1.3	—	—	1.3
Issuance of common stock related to share-based compensation plans	323,964	—	—	—	—	—	—	—
Issuance of common stock and stock warrants	4,665,594	—	—	—	19.2	—	—	19.2
Exercise of vested stock options	1,713,710	—	—	—	4.3	—	—	4.3
Dividends paid/accrued on preferred stock	—	—	—	—	(19.1)	—	—	(19.1)
Acquisition of treasury stock related to equity award plans	—	—	(499,069)	(3.0)	—	—	—	(3.0)
Forfeitures	—	—	(72,259)	—	—	—	—	—
Net change on derivatives designated as cash flow hedges, net of tax of $0.2	—	—	—	—	—	—	0.5	0.5
Foreign currency translation adjustment	—	—	—	—	—	—	(2.4)	(2.4)
Net (loss) income	—	—	—	—	—	(45.3)	—	(45.3)
Balance at December 31, 2018	123,353,656	$1.2	(12,811,755)	$(62.6)	$361.0	$(289.8)	$(3.5)	$6.3
Share-based compensation expense	—	—	—	—	18.8	—	—	18.8
Issuance of common stock related to share-based compensation plans	1,812,993	—	—	—	—	—	—	—
Exercise of vested stock options	2,640,897	0.1	—	—	13.6	—	—	13.7
Dividends paid/accrued on preferred stock	—	—	—	—	(20.7)	—	—	(20.7)
Acquisition of treasury stock related to equity award plans	—	—	(973,303)	(11.0)	—	—	—	(11.0)
Forfeitures	—	—	(1,208)	—	—	—	—	—
Net change on derivatives designated as cash flow hedges, net of tax of ($0.1)	—	—	—	—	—	—	(0.2)	(0.2)
Foreign currency translation adjustment	—	—	—	—	—	—	(0.8)	(0.8)
Net (loss) income	—	—	—	—	—	12.0	—	12.0
Balance at December 31, 2019	127,807,546	$1.3	(13,786,266)	$(73.6)	$372.7	$(277.8)	$(4.5)	$18.1
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net income (loss)	$12.0	$(45.3)	$(58.8)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	55.7	38.8	16.3
Amortization of debt issuance costs	1.6	1.5	—
Share-based compensation	18.6	18.4	10.7
Loss on disposal	0.1	0.4	0.2
Loss on debt extinguishment	18.8	—	—
Provision for doubtful receivables	2.9	0.8	0.3
Deferred income taxes	(5.1)	(14.0)	29.7
Non-cash lease expense	11.4	—	—
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	11.5	(39.1)	(13.0)
Prepaid expenses and other assets	(17.9)	(17.0)	(2.6)
Accounts payable	9.9	(3.0)	(0.3)
Accrued compensation and benefits	18.2	31.9	12.9
Lease liabilities	(11.8)	—	—
Other liabilities	4.8	9.8	1.5
Customer liabilities and customer liabilities - related party	(16.8)	35.1	24.0
Net cash provided by operating activities	113.9	18.3	20.9
Investing activities
Purchases of property, equipment, and software	(61.0)	(33.5)	(33.6)
Acquisition of Intermedix, net of cash acquired	—	(462.8)	—
Net cash used in investing activities	(61.0)	(496.3)	(33.6)
Financing activities
Issuance of senior secured debt, net of discount and issuance costs	321.8	253.1	—
Issuance of subordinated notes, net of discount and issuance costs	—	105.5	—
Borrowings on revolver	60.0	—	—
Payment of debt issuance costs related to the Senior Revolver	—	(0.4)	—
Repayment of senior secured debt	(276.8)	(1.3)	—
Repayment of subordinated notes and prepayment penalty	(112.2)	—	—
Repayments on revolver	(20.0)	—	—
Issuance of common stock and stock warrants, net of issuance costs	—	19.2	—
Exercise of vested stock options	13.7	4.3	0.2
Purchase of treasury stock	—	—	(2.5)
Shares withheld for taxes	(11.0)	(3.0)	(1.9)
Finance lease payments	(0.8)	—	—
Net cash (used in) provided by financing activities	(25.3)	377.4	(4.2)
Effect of exchange rate changes in cash	(0.2)	(0.7)	0.6
Net increase (decrease) in cash, cash equivalents, and restricted cash	27.4	(101.3)	(16.3)
Cash, cash equivalents, and restricted cash at beginning of period	65.1	166.4	182.7
Cash, cash equivalents, and restricted cash at end of period	$92.5	$65.1	$166.4
Supplemental disclosures of cash flow information
Accrued dividends payable to Preferred Stockholders	$5.3	$4.9	$4.5
Accrued and other liabilities related to purchases of property, equipment and software	$20.6	$19.6	$1.1
Accounts payable related to purchases of property, equipment and software	$1.2	$0.9	$1.4
Interest paid	$26.5	$23.4	$—
Income taxes paid	$(4.0)	$(3.3)	$(1.6)
Income taxes refunded	$0.2	$0.5	$3.5
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

The Company's primary service offering consists of end-to-end RCM services for health systems, hospitals, physician groups, and EMS providers, which the Company deploys through an operating partner relationship or a co-managed relationship. Under an operating partner relationship, the Company provides comprehensive revenue cycle infrastructure to providers, including all revenue cycle personnel, technology solutions and process workflow. Under a co-managed relationship, the Company leverages its customers’ existing RCM staff and processes, and supplement them with the Company's infused management, subject matter specialists, proprietary technology solutions and other resources. Under the operating partner model, the Company records higher revenue and expenses due to the fact that almost all of the revenue cycle personnel are employees of the Company and more third-party vendor contracts are controlled by the Company. Under the co-managed model, the majority of the revenue cycle personnel and more third-party vendor contracts remain with the customer and those costs are netted against the Company's co-managed revenue. For the years ended December 31, 2019, 2018, and 2017, substantially all of the Company's net operating and incentive fees from end-to-end RCM services were generated under the operating partner model.

The Company also offers modular services, allowing customers to engage the Company for only specific components of its end-to-end RCM service offering, such as physician advisory services ("PAS"), practice management ("PM"), revenue integrity services ("RIS"), patient experience, coding management, and business office. The Company's PAS offering assists healthcare organizations in complying with payer requirements regarding whether to classify a hospital visit as an in-patient or an out-patient observation case for billing purposes. The Company's PM services offer administrative and operational support to allow healthcare providers to focus on delivering high quality patient care and outsource non-core functions to the Company. The Company's RIS offering includes charge capture, charge description master ("CDM") maintenance and pricing services that help providers ensure they are capturing the maximum net compliant revenue for services delivered. The Company's patient experience offering helps patients manage their data in one easy-to-use environment, enabling eligibility validation and insurance plan attribution, demographic accuracy, meeting authorization and referral requirements, medical necessity validation, and patient out-of-pocket cost estimation. The Company's coding management offering drives performance, quality, and consistent results via business intelligence and analysis, human capital management, an accountability framework, and a quality management program. The Company's business office service can help providers with the entire billing function or to specifically recoup revenue that may otherwise be lost by focusing skilled resources in lower priority areas with significant revenue potential.

Once implemented, the Company's technology solutions, processes and services are deeply embedded in its customers’ day-to-day revenue cycle operations. The Company believes its service offerings are adaptable to meet an evolving healthcare regulatory environment, technology standards and market trends.

R1 RCM Inc.
Notes to Consolidated Financial Statements

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

Intermedix

On May 8, 2018, the Company completed the acquisition of Intermedix Holdings, Inc. ("Intermedix") through the merger of Project Links Merger Sub, Inc. (“Merger Sub”), a wholly-owned indirect subsidiary of the Company, with and into Intermedix, with Intermedix surviving the merger as a wholly-owned indirect subsidiary of the Company (the “Acquisition”). The purchase price for the Acquisition was $469.2 million. The Company funded the purchase price for the Acquisition and the Company’s associated transaction expenses with a combination of cash on hand and the incurrence of indebtedness. Intermedix is one of the largest providers of RCM and PM services to physician groups and EMS providers in the United States ("U.S."). Intermedix has a diverse customer base of approximately 700 customers and 1,500 employees located in offices within the U.S., Lithuania, the United Kingdom, and New Zealand. Refer to Note 5, Acquisition, and Note 13, Debt, for further discussion on the Intermedix Acquisition and related financing.
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
Segments
Reporting segments are identified as components of an enterprise about which separate discrete financial information is available and is evaluated by the chief operating decision maker, or decision-making group, relating to resource allocation and performance assessments. All of the Company’s significant operations are organized

R1 RCM Inc.
Notes to Consolidated Financial Statements

around the single business of providing revenue cycle operations for healthcare providers. The Company views its operations and manages its business as one operating and reportable segment.
Revenue Recognition
The Company's primary source of revenue is its end-to-end RCM services fees. The Company also generates revenue through modular RCM services, where customers will engage the Company for only specific components of its end-to-end RCM service offering on a fixed-fee or transactional basis.

Revenue Cycle Management

RCM services fees are primarily variable and performance related, and are generally viewed as the consideration earned in satisfaction of a single performance obligation which is considered a series. Variable consideration for end-to-end RCM services are allocated to and recognized over the related time period as the amounts reflect the consideration the Company is entitled to and relate specifically to the Company’s efforts to satisfy its performance obligation. Fees for physician group and EMS provider RCM services include variable consideration contingent on customer collections, and inputs to the Company’s revenue estimates typically include historical service fees and historical customer collection amounts. RCM services fees consist of net operating fees, incentive fees, and other fees.

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

The Company recognizes revenue related to net operating fees ratably as the performance obligation for the RCM services is satisfied. Base fees are typically billed in advance of the quarter and paid in three monthly payments as the entity performs and the customer simultaneously receives and consumes the benefits of the services provided. The costs of customers’ revenue cycle operations, which the Company pays pursuant to its RCM agreements, are accrued based on the service period. Net operating fees for physician groups and EMS providers are invoiced on a monthly basis and payment terms are typically 30 days.

Incentive Fees

Incentive fees are structured to reflect quarterly or annual performance and are evaluated on a contract-by-contract basis. The Company estimates incentive fee revenue based on contractually agreed-upon financial or operating metrics. The Company recognizes revenue related to incentive fees ratably as the performance obligation for RCM services is satisfied, to the extent that it is probable that a significant reversal of cumulative revenue will not occur once the uncertainty is resolved. Incentive fees are typically billed and paid on a quarterly basis.

Other

The Company recognizes revenue related to other RCM fees as RCM services are provided. These services consist of an obligation to provide a specific component of its end-to-end RCM service offering. Fees are typically variable in nature with the entire amount being included in revenue in the month of service. The customer simultaneously receives and consumes the benefits provided by the services and the fees are typically

R1 RCM Inc.
Notes to Consolidated Financial Statements

billed on a monthly basis and payment terms are typically 30 days. To the extent that certain service fees are fixed and not subject to refund, adjustment, or concession, these fees are generally recognized into revenue ratably as the performance obligation is satisfied.

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

For bundled arrangements, the Company accounts for individual services as a separate performance obligation if a service is separately identifiable from other items in the bundled arrangement and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The transaction price is allocated between separate services in a bundle based on their relative standalone selling prices. The standalone selling prices are determined based on the prices at which the Company separately sells its modular services. PAS are provided at a customer’s election but do not represent material rights as the services are priced at standalone selling price throughout the life of the agreement.
Cost of Services
Costs associated with generating the Company’s net services revenue, including the cost of operating its global business services centers, are expensed as incurred, with the exception of deferred contract costs, which are discussed further in Note 22. Cost of services consist of (i) infused management, on-site revenue cycle employees and technology costs, (ii) global business services costs and (iii) other costs. Infused management, on-site revenue cycle employees and technology costs consist primarily of wages, bonuses, benefits, share-based compensation, travel and other costs associated with employees who are assigned to customer sites to help manage the Company’s customers’ revenue cycle operations. The other significant portion of such expenses is an allocation of the costs associated with maintaining, improving and deploying our integrated proprietary technology suite. Global business services costs relate to the Company’s global business services centers in the U.S. and internationally that perform patient scheduling and pre-registration, medical transcription, cash posting, reconciliation of payments to billing records, patient follow-up and Medicaid eligibility determination for our customers. The Company incurs expenses related to salaries and benefits for employees in its global business services centers and non-payroll costs associated with operating its global business services centers. Other expenses consist of costs related to managing other services. These expenses consist primarily of wages, bonuses, benefits, share-based compensation and facilities costs.

R1 RCM Inc.
Notes to Consolidated Financial Statements

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
Restricted Cash Equivalents
In 2019 and 2018, restricted cash equivalents represent the amount of cash or certificate of deposits ("CDs") that the Company is unable to access for operational purposes as it collateralizes certain Company expenses or derivatives. At December 31, 2019 and 2018, the Company had $0.5 million and $2.3 million in restricted cash equivalents, respectively.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable is comprised of unpaid balances pertaining to modular services and end-to-end RCM services. The Company maintains an estimated allowance for doubtful accounts to reduce its accounts receivable to the amount that it believes will be collected. This allowance is based on the Company’s historical experience, its assessment of each customer’s ability to pay, the length of time a balance has been outstanding, input from key customer resources assigned to each customer and the status of any ongoing operations with each applicable customer.
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

Goodwill
Goodwill represents the difference between the purchase price of acquired companies and the related fair value of the net assets acquired, which is accounted for by the acquisition method of accounting. The Company annually tests goodwill for impairment on the first day of its fiscal fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value. The goodwill impairment test consists of a qualitative assessment of impairment indicators, followed by, if necessary, a quantitative assessment comparing the carrying amount to the reporting unit's fair value. To the extent that the

R1 RCM Inc.
Notes to Consolidated Financial Statements

carrying value exceeds the fair value, and impairment charge would be recorded. The Company has determined there to be one reporting unit, consistent with its operating and reportable segment. As part of its annual impairment analysis, the Company performed a qualitative assessment and determined there was no impairment of goodwill for the year ended December 31, 2019.
Impairment of Long-Lived Assets
Property, equipment, software, right-of-use ("ROU") assets, deferred contract costs, and other acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If circumstances require a long-lived asset or asset group be reviewed for possible impairment, the Company first compares undiscounted cash flows expected to be generated by each asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. There was no material impairment of property, equipment, software, ROU assets, deferred contract costs, or other acquired intangible assets for the years ended December 31, 2019, 2018, and 2017.
Accrued Compensation and Benefits
Accrued compensation and benefits consists of accrued payroll, bonus, paid time off, health benefits, severance, and compensation and benefits related taxes. Total accrued payroll and bonus was $62.3 million and $51.1 million at December 31, 2019 and 2018, respectively.
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

R1 RCM Inc.
Notes to Consolidated Financial Statements

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
To determine the fair value of a share-based award using Monte Carlo simulations, the Company makes assumptions regarding the risk-free interest rate, expected future volatility, expected dividend yield and performance period. The risk-free rate is based on the U.S. treasury yield curve in effect at the time of grant. The Company estimates the expected volatility of the share price by reviewing the historical volatility levels of its common stock in conjunction with that of public companies that operate in similar industries or are similar in terms of stage of development or size and then projecting this information toward its future expected volatility. Dividend yield is determined based on the Company’s future plans to pay dividends. The Company had no plans to pay dividends at December 31, 2019. The Company calculates the performance period based on the specific market condition to be achieved and derived from historical data and estimates of future performance.
The Company recognizes compensation expense using a straight-line method over the applicable service or performance period. During each quarter, the share-based compensation expense is adjusted to reflect options that vested or were forfeited during the period; however, compensation expense already recognized is not adjusted if market conditions are not met.
Derivative Financial Instruments
The Company is actively managing the risk of changes in foreign currency exchange rates and change in interest rates through foreign currency forward contracts and interest rate swap contracts traded in over-the-counter markets governed by International Swaps and Derivatives Association, Inc. (ISDA) agreements. Derivative transactions are governed by a uniform set of policies and procedures covering areas such as authorization, counterparty exposure and hedging practices. Positions are monitored using techniques such as market value and sensitivity analyses. The Company does not enter into derivative transactions for trading purposes.
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

R1 RCM Inc.
Notes to Consolidated Financial Statements

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
The Company’s derivative financial instruments consist of non-deliverable foreign currency forward contracts and interest rate swaps. Fair values for derivative financial instruments are based on prices computed using third-party valuation models and are classified as Level 2 in accordance with the three-level hierarchy of fair value measurements. The change in fair value of a hedging instrument is recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity and is reclassified into cost of services in the consolidated statement of operations and comprehensive income (loss) during the period in which the hedged transaction impacts earnings.
Treasury Stock
The Company records treasury stock at the cost to acquire such shares, including commissions paid to brokers. Treasury stock is included as a component of stockholders’ equity.
Earnings (Loss) Per Share
Basic net income per share is computed by dividing net income, less any dividends, accretion or decretion, redemption or induced conversion on the Preferred Stock, by the weighted average number of common shares outstanding during the period. As the Preferred Stock (as defined in Note 14) participates in dividends alongside the Company’s common stock (per their participating dividends), the Preferred Stock would constitute participating securities under ASC 260-10 and are applied to earnings per share using the two-class method. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends.
Diluted net income per share is calculated using the more dilutive of the if-converted or the two-class method. For the year ended December 31, 2019 and 2018, the two-class method was more dilutive and was computed by adjusting the denominator used in the basic net income per share computation by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period plus, when their effect if dilutive, incremental shares consisting of shares subject to stock options, shares issuable upon vesting of restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance-based restricted stock units ("PBRSUs"), and shares issuable upon conversion of preferred stock.
3. Recent Accounting Pronouncements

Recently Issued Accounting Standards and Disclosures

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"), which supersedes existing guidance on accounting for leases in Topic 840, Leases. ASU 2016-02 generally requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The Company adopted ASU 2016-02 effective January 1, 2019 using the modified retrospective transition method, utilizing a cumulative-effect adjustment, without restating prior period comparative financial statements. The Company elected the package of practical expedients upon transition that retained the lease classification and initial directs costs for any leases that existed prior to adoption of the standard. Adoption of the new standard resulted in the recording of additional ROU assets and lease liabilities of approximately $75.2 million and $90.8 million, respectively, as of January 1, 2019. The adoption had no impact on prior period retained earnings. See Note 8 Leases for more information on the Company's leasing arrangements.

R1 RCM Inc.
Notes to Consolidated Financial Statements

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). The Company adopted ASU 2018-15 effective January 1, 2019 using the prospective method of adoption. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification ("ASC") 350-40 to determine which implementation costs to defer and recognize as an asset. Adoption of ASU 2018-15 resulted in $2.4 million of assets capitalized into other assets on the balance sheet for the year ended December 31, 2019.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. The change will result in earlier recognition of credit losses. The Company will adopt ASU 2016-13 effective January 1, 2020 utilizing a modified retrospective transition method and does not expect a material impact to retained earnings upon transition. The adjustment is not expected to have a material impact on the consolidated financial statements at the date of transition.

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
The carrying amounts of the Company’s financial instruments, which include financial assets such as cash and cash equivalents, restricted cash equivalents, accounts receivable, net, and certain other current assets, as well as financial liabilities such as accounts payable, accrued service costs, accrued compensation and benefits and certain other accrued expenses, approximate their fair values, due to the short-term nature of these instruments. See Note 24, Derivative Financial Instruments, for a discussion of the fair value of the Company's forward currency derivative contracts.

The Company believes the carrying value of the senior term loan entered into in 2019 (see Note 13, Debt) approximates fair value as it is variable rate bank debt. The fair value of the Company's senior term loan entered into in 2018 was estimated based on the quoted market prices for the same or similar issue, and was considered a Level 2 measurement. The fair value of the Company's subordinated notes issued in 2018 was estimated based on market indications compared to the inputs of the existing agreement and was considered a Level 2 measurement.

Other than the items discussed above, the Company does not have any financial assets or liabilities that are required to be measured at fair value on a recurring basis.

R1 RCM Inc.
Notes to Consolidated Financial Statements

5. Acquisition

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

The purchase price for the Intermedix acquisition was $469.2 million. The Company funded the purchase price for the Intermedix acquisition and the Company’s associated transaction expenses with a combination of cash on hand and the incurrence of additional indebtedness through a senior term loan and subordinated debt (see Note 13, Debt). The purchase price has been allocated to assets acquired and liabilities assumed based on their established fair values as of the completion of the acquisition date. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill.

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

Measurement period adjustments

The Company had various measurement period adjustments due to tax return information and additional knowledge gained since the acquisition. The significant adjustments included a reduction to deferred income tax

R1 RCM Inc.
Notes to Consolidated Financial Statements

liabilities of $1.7 million related to updated tax return information. No subsequent adjustments were made after the measurement period closed in the second quarter of 2019.

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

6. Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is comprised of unpaid balances pertaining to modular services and end-to-end RCM services, net receivable balances for end-to-end RCM services after considering cost reimbursements owed to customers, including related accrued balances, and amounts due from physician RCM and PM customers.
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
Movements in the allowance for doubtful accounts are as follows (in millions):

	Year Ended December 31,
	2019	2018
Beginning balance	$1.1	$0.4
Provision (recoveries)	3.1	0.7
Write-offs	(1.4)	—
Ending balance	$2.8	$1.1

7. Property, Equipment and Software
Property, equipment and software consist of the following (in millions):

R1 RCM Inc.
Notes to Consolidated Financial Statements

	December 31, 2019	December 31, 2018
Buildings and land	$4.6	$4.6
Computer and other equipment	50.7	48.6
Leasehold improvements	31.1	27.9
Software	123.0	85.9
Office furniture	9.4	9.7
Property, equipment and software, gross	218.8	176.7
Less accumulated depreciation and amortization	(101.9)	(81.5)
Property, equipment and software, net	$116.9	$95.2

Property, equipment and software, net, located internationally was $14.8 million and $15.6 million as of December 31, 2019 and 2018, respectively. The remaining property, equipment and software was located in the U.S. in each of those years.
The following table summarizes the allocation of depreciation and amortization expense between cost of services and selling, general and administrative expenses (in millions):

	Year Ended December 31,
	2019	2018	2017
Cost of services	$37.8	$23.9	$14.5
Selling, general and administrative	4.0	4.3	1.8
Total depreciation and amortization	$41.8	$28.2	$16.3

8. Leases
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

ROU assets represent the Company's right to control the use of the underlying assets for the lease term and lease liabilities represent the Company's obligations to make lease payments arising from the Company's portfolio of leases. Operating and finance lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the incremental borrowing rate, determined based on the information available at the lease commencement date, is used in calculating the present value of lease payments. ROU assets also include any lease prepayments made and excludes any lease incentives. The Company's leases may include options to extend the lease term and the Company's determination of the likely lease term incorporates these options when it is reasonably certain that they will be exercised.

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

The Company has operating and finance leases for corporate offices, operational facilities, global business services centers, and certain equipment. Leases have remaining lease terms of 1 year to 14 years, some of which include options to extend the leases for up to 10 years. In circumstances where there are significant foreign tax

R1 RCM Inc.
Notes to Consolidated Financial Statements

incentives, the Company has determined it to be reasonably certain to exercise the renewal options. The Company subleases certain office spaces to third parties.

The Company elected to not separate lease and non-lease components for equipment leased to customers as part of certain service arrangements. The lease components are combined with the non-lease components and accounted for under ASC 606.

The components of lease costs are as follows (in millions):

Year Ended December 31, 2019
Operating lease cost	$19.1
Finance lease cost:
Amortization of right-of-use assets	0.8
Interest on lease liabilities	0.1
Sublease income	(2.2)
Total lease cost	$17.8

Supplemental cash flow information related to leases are as follows (in millions):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$18.7
Operating cash flows for finance leases	0.1
Financing cash flows for finance leases	0.8
ROU assets obtained in exchange for lease obligations:
Operating leases	17.3
Finance leases	0.7

The Company presents all non-cash transactions related to adjustments to the lease liability or ROU asset as non-cash transactions. This includes all non-cash charges related to any modification or reassessment events triggering remeasurement.

Supplemental balance sheet information related to leases are as follows (in millions):

R1 RCM Inc.
Notes to Consolidated Financial Statements

December 31, 2019
Operating leases
Operating lease right-of-use assets	$77.9

Current portion of operating lease liabilities	$12.8
Non-current portion of operating lease liabilities	82.7
Total operating lease liabilities	$95.5

Finance leases
Property, equipment and software, gross	$3.0
Accumulated depreciation	(1.2)
Property, equipment and software, net	$1.8

Other accrued expenses	$0.8
Other non-current liabilities	0.6
Total finance lease liabilities	$1.4

Weighted average remaining lease term:
Operating leases	8 years
Finance leases	2 years

Weighted average incremental borrowing rate:
Operating leases	8.84%
Finance leases	6.45%

Maturities of lease liabilities as of December 31, 2019 are as follows (in millions):

	Operating Leases	Finance Leases
2020	$20.4	$0.9
2021	18.1	0.5
2022	15.8	0.1
2023	15.5	—
2024	15.1	—
Thereafter	49.2	—
Total	134.1	1.5
Less:
Imputed interest	38.6	0.1
Present value of lease liabilities	$95.5	$1.4

9. Intangible Assets

In conjunction with the acquisition of Intermedix, the Company acquired certain intangible assets. Prior to the acquisition of Intermedix on May 8, 2018, the Company did not have any intangible assets. The following table

R1 RCM Inc.
Notes to Consolidated Financial Statements

provides the gross carrying value and accumulated amortization for each major class of intangible asset at December 31, 2019 and December 31, 2018 (in millions, except weighted average useful life):

		December 31, 2019			December 31, 2018
	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	17 years	$160.9	$(15.6)	$145.3	$160.9	$(6.1)	$154.8
Tradename	1 year	1.1	(1.1)	—	1.1	(1.1)	—
Technology	6 years	26.8	(7.4)	19.4	26.8	(2.9)	23.9
Favorable leasehold interests (1)	1-8 years	—	—	—	2.3	(0.5)	1.8
Total intangible assets		$188.8	$(24.1)	$164.7	$191.1	$(10.6)	$180.5

(1) Favorable leasehold interests were derecognized and the ROU assets were adjusted by the corresponding amount upon adoption of Topic 842.

The fair value of the identifiable intangible assets was derived utilizing the following valuation methodology:

Valuation Methodology
Customer relationships	Income approach to derive the present value of future cash flows from customer relationship.
Tradename	Relief from royalty method was utilized to determine the present value of savings from owning the asset.
Technology
The cost, market, and income approaches were used.
• Cost approach - value is based on the current technology cost.
• Market approach - value is based on sales of similar technologies.
• Income approach - value based on identifiable discrete cash flows related to the technology.

Favorable leasehold interests	Income approach to derive the present value of the market versus contractual rent.

Intangible asset amortization expense was $13.9 million and $10.6 million for the year ended December 31, 2019 and 2018, respectively.

Estimated annual amortization expense related to intangible assets with definite lives as of December 31, 2019 is as follows (in millions):

2020	$13.9
2021	13.9
2022	13.9
2023	13.9
2024	11.0
Thereafter	98.1
Total	$164.7

10. Goodwill

Changes in the carrying amount of goodwill for the year ended December 31, 2019 were (in millions):

R1 RCM Inc.
Notes to Consolidated Financial Statements

Goodwill
Balance as of December 31, 2018	$254.8
Measurement period adjustments	(1.6)
Balance as of December 31, 2019	$253.2

There was no impairment of goodwill in 2019 and 2018.
11. Revenue Recognition
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

Disaggregation of Revenue

In the following table, revenue is disaggregated by source of revenue (in millions):

	Year Ended December 31,
	2019	2018
Net operating fees	$1,037.4	$760.2
Incentive fees	56.2	38.3
Other	92.5	70.0
Net services revenue	$1,186.1	$868.5

Contract Balances

The following table provides information about receivables, contracts assets, and contract liabilities from contracts with customers (in millions):

	December 31, 2019	December 31, 2018
Receivables (1)	$83.1	$97.4
Contract assets (2)	2.0	1.2
Contract liabilities (2)	25.3	22.3

(1) Receivables are included in accounts receivable, net. The balance includes accounts receivable, net - related party.
(2) Contract assets and contract liabilities are included in other current assets and customer liabilities, respectively. The contract liabilities balance contains related party amounts, including $4.2 million of current customer liabilities and $18.6 million of non-current customer liabilities.

The Company recognized an increase of revenue of $1.4 million and $0.4 million for the year ended December 31, 2019 and 2018 related to changes in transaction price estimates. The Company recognized revenue of $4.0 million and $0.2 million for the year ended December 31, 2019 and 2018, related to services performed in periods prior to the parties reaching an agreement that creates enforceable rights and obligations.

A receivable is recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are typically 30-60 days.

R1 RCM Inc.
Notes to Consolidated Financial Statements

Significant changes in the contract assets and the contract liabilities balances during the year ended December 31, 2019 and 2018 are as follows (in millions):

	December 31, 2019		December 31, 2018
	Contract assets	Contract liabilities	Contract assets	Contract liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$—	$69.7	$—	$51.8
Increases due to cash received, excluding amounts recognized as revenue during the period	—	2.4	—	5.8
Acquisitions	—	—	1.2	2.1

The Company recognized revenue of $69.7 million and $51.8 million during the year ended December 31, 2019 and 2018, which amounts were included in contract liabilities at the beginning of the respective periods. These revenue amounts include $66.7 million and $47.8 million for the year ended December 31, 2019 and 2018, respectively, related to advanced billings which become accounts receivable and contract liabilities on the first day of the respective service period.

Transaction Price Allocated to the Remaining Performance Obligation

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in millions). The estimated revenue does not include amounts of variable consideration that are constrained.

	Net operating fees	Incentive fees
2020	$63.3	$18.0
2021	18.7	—
2022	9.2	—
2023	7.3	—
Thereafter	8.4	—
Total	$106.9	$18.0

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

The Company does not disclose information about remaining performance obligations with an original expected duration of one year or less. The Company has elected certain of the optional exemptions from the disclosure requirement for remaining performance obligations for specific situations in which an entity need not estimate variable consideration to recognize revenue. Accordingly, the Company applies a practical expedient to its modular RCM services and does not disclose information about variable consideration from remaining performance obligations when the Company has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity's performance completed to date. PAS performance obligations are typically short in duration (often less than 1 day) with any uncertainty related to the associated variable consideration resolved as each increment of service (completion of a level of care review or an appeal) is completed

R1 RCM Inc.
Notes to Consolidated Financial Statements

which reflects the value the customer receives from the Company’s fulfillment of the performance obligation. Modular RCM services performance obligations for variable consideration are of short duration with fees corresponding to the value the customer has realized, for example, patient accounts collected on behalf of the customer or medical record lines transcribed.
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
12. Customer Liabilities
Customer liabilities include (i) accrued service costs (amounts due and accrued for cost reimbursements), (ii) collections payable to clients (consisting primarily of amounts collected on behalf of the Company’s physician group customers to be remitted within twelve months), (iii) refund liabilities (amounts potentially due as a refund to the Company's customers on incentive fees), (iv) customer deposits (consisting of amounts due as a refund to the Company's customers on incentive fees) and (v) deferred revenue (contract liabilities) (fixed or variable fees amortized to revenue over the service period).
Customer liabilities consist of the following (in millions):

	December 31,	December 31,
	2019	2018
Accrued service costs, current	$33.3	$51.0
Collections payable to clients, current	5.4	9.1
Customer deposits, current	1.7	—
Refund liabilities, current	1.0	0.6
Deferred revenue (contract liabilities), current	6.7	5.1
Current portion of customer liabilities (1)	48.1	65.8
Refund liabilities, non-current	—	0.4
Deferred revenue (contract liabilities), non-current	18.6	17.3
Non-current portion of customer liabilities (1)	18.6	17.7
Total customer liabilities	$66.7	$83.5

(1) Current and non-current portion of customer liabilities include amounts for a related party. See Note 21, Related Party Transactions, for further discussion.

13. Debt

The carrying amounts of debt consist of the following (in millions):

R1 RCM Inc.
Notes to Consolidated Financial Statements

	December 31, 2019	December 31, 2018
Senior Revolver	$40.0	$—
Senior Term Loan	316.9	268.7
Notes (primarily with related parties)	—	110.0
Unamortized discount and issuance costs	(2.9)	(20.0)
Total debt	354.0	358.7
Less: Current maturities	(16.3)	(2.7)
Total long-term debt	$337.7	$356.0

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

The Senior Revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swing loans.” Any issuance of letters of credit or making of a swing loan will reduce the amount available under the revolving credit facility. As of December 31, 2019, the Company had $40.0 million in borrowings, no letters of credit outstanding, and $60.0 million of availability under the Senior Revolver.

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

R1 RCM Inc.
Notes to Consolidated Financial Statements

compliance with the applicable financial covenants for such period (on a junior or unsecured basis), in each case on a pro forma basis, are satisfied.

Borrowings under the Senior Secured Credit Facilities bear interest, at the Company’s option, at: (i) an Alternate Base Rate ("ABR") equal to the greater of (a) the prime rate of Bank of America, N.A., (b) the federal funds rate plus 0.50% per annum, and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus between 0.75% and 1.75% dependent on the Company's Net Leverage Ratio (as defined below) (provided that the Eurodollar rate applicable to the Senior Term Loan shall not be less than 0.00% per annum); or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the Senior Term Loan shall not be less than 0.00% per annum), plus between 1.75% and 2.75%, dependent on the Company's Net Leverage Ratio. The interest rate as of December 31, 2019 was 4.05%. The Company is also required to pay an unused commitment fee to the lenders under the Senior Revolver at a rate between 0.30% and 0.50% of the average daily unutilized commitments thereunder dependent on the Company's net leverage ratio.

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

The Credit Agreement contains two financial covenants. The first requires the Company to maintain at the end of each fiscal quarter, commencing with the quarter ended September 30, 2019, a consolidated total net leverage ratio (the "Net Leverage Ratio") of not more than 4.75 to 1.00. The Net Leverage Ratio will step down in increments to 4.50 to 1.00 commencing with the fiscal quarter ending June 30, 2020, 4.25 to 1.00 commencing with the fiscal quarter ending June 30, 2021, and 3.50 to 1.00 commencing with the fiscal quarter ending June 30, 2022. The second requires the Company to maintain at the end of each fiscal quarter, commencing with the quarter ended September 30, 2019, a consolidated interest coverage ratio (the "Coverage Ratio") of not less than 2.50 to 1.00. The Coverage Ratio will step up in increments to 2.75 to 1.00 commencing with the fiscal quarter ending June 30, 2020, 3.00 to 1.00 commencing with the fiscal quarter ending June 30, 2021, and 3.25 to 1.00 commencing with the fiscal quarter ending June 30, 2022.

The Credit Agreement also contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of its subsidiaries to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase the Company’s capital stock; (vi) make investments, loans or advances; (vii) repay certain junior indebtedness; (viii) engage in certain transactions with affiliates; (ix) enter into sale and leaseback transactions; (x) amend material agreements governing certain of the Company’s junior indebtedness; (xi) change the Company’s lines of business; (xii) make certain acquisitions; and (xiii) limitations on the letter of credit cash collateral account. The Credit Agreement contains customary affirmative covenants and events of default. The Company was in compliance with all of the covenants in the Credit Agreement as of December 31, 2019.

Debt Issuance Costs

The Company incurred debt issuance costs of $2.8 million in relation to the Credit Agreement which were allocated to the Senior Term Loan and Senior Revolver, respectively.

Debt Maturities

Scheduled maturities of the Company's long-term debt for each of the five years succeeding December 31, 2019 and thereafter are summarized as follows (in millions):

R1 RCM Inc.
Notes to Consolidated Financial Statements

Scheduled Maturities
2020	$16.3
2021	20.3
2022	24.4
2023	28.4
2024	267.5
Total	$356.9

14. Stockholders’ Equity (Deficit)
Preferred Stock and Warrant
The Company has 5,000,000 shares of authorized preferred stock, each with a par value of $0.01. The preferred stock may be issued from time to time in one or more series. The board of directors of the Company ("Board") is authorized to determine the rights, preferences, privileges and restrictions of the Company’s authorized but unissued shares of preferred stock. On February 16, 2016, at the close of the Transaction, the Company issued to TCP-ASC ACHI Series LLLP, a limited liability limited partnership jointly owned by Ascension Health Alliance and investment funds affiliated with TowerBrook (the "Investor"): (i) 200,000 shares of its 8.00% Series A Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock" or "Preferred Stock"), for an aggregate price of $200 million and (ii) an exercisable warrant to acquire up to 60 million shares of its common stock with an exercise price of $3.50 per common share and a term of ten years. The Series A Preferred Stock is immediately convertible into shares of common stock. As of December 31, 2019 and December 31, 2018, the Company had 266,529 and 246,233 shares of Preferred Stock outstanding, respectively. See Note 18, 8.00% Series A Convertible Preferred Stock, for additional information.
Common Stock
Each outstanding share of the Company's common stock, par value $0.01 per share ("common stock"), is entitled to one vote per share on all matters submitted to a vote by shareholders. Subject to the rights of any preferred stock which may from time to time be outstanding, the holders of outstanding shares of common stock are entitled to receive dividends and, upon liquidation or dissolution, are entitled to receive pro rata all assets legally available for distribution to stockholders. No dividends were declared or paid on the common stock during 2019 or 2018.
Treasury Stock
On November 13, 2013, the Board authorized a repurchase of up to $50.0 million of the Company’s common stock in the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time at the sole discretion of the Board. Any repurchased shares will be available for use in connection with the Company’s stock plans and for other corporate purposes. The Company funds the repurchases from cash on hand. During the years ended December 31, 2019 and December 31, 2018, no shares were repurchased. No shares have been retired. As of December 31, 2019 and 2018, the Company held in treasury 5,321,393 shares of repurchased stock.

Treasury stock also includes repurchases of Company stock related to employees’ tax withholding upon vesting of restricted shares. For the years ended December 31, 2019 and 2018, the Company repurchased 973,303 and 499,069 shares related to employees’ tax withholding upon vesting of restricted shares, respectively. Additionally, treasury stock includes restricted stock awards that have been canceled or forfeited. See Note 15, Share-Based Compensation.

R1 RCM Inc.
Notes to Consolidated Financial Statements

15. Share-Based Compensation
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
Under the Plans, the Company is authorized to issue up to a maximum of 46,374,756 shares of common stock. This number includes any shares that remained available for issuance under the 2006 Plan as of the date of the IPO and any shares subject to awards that were outstanding under the 2006 Plan as of the date of the IPO that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company without the issuance of shares thereunder. The Company will not make any further grants under the 2006 Plan. The 2010 Amended Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, RSAs, RSUs, and other share-based awards. As of December 31, 2019, 7,463,122 shares were available for future grants of awards under the 2010 Amended Plan. To the extent that previously granted awards under the 2006 Plan or 2010 Amended Plan expire, terminate or are otherwise surrendered, canceled or forfeited, the number of shares available for future awards under the 2010 Amended Plan will increase.
Under the terms of the Plans, all stock options will expire if they are not exercised within ten years of their grant date. Generally all employee options, RSAs and RSUs vest ratably between one and four years.
For the years ended December 31, 2019, 2018, and 2017, the Company recognized $8.2 million, $2.4 million, and $(0.9) million, respectively, of income tax benefit (expense) from windfalls (shortfalls) associated with vesting and exercises of equity awards
The Company uses the Black-Scholes option pricing model to estimate the fair value of its service-based options as of its grant date. The Company uses the Monte Carlo simulations to estimate the fair value of its RSAs with vesting based on market-based performance conditions as of their respective grant dates. Expected life is based on the market condition to which the vesting is tied. Monte Carlo simulations are also used to estimate the fair value of its market-based PBRSUs. The market-based PBRSUs vest upon satisfaction of both time-based requirements and market targets based on share price. Expected life is based on the market condition to which the vesting is tied.
The following table sets forth the significant assumptions used in the Black-Scholes option pricing model and the Monte Carlo simulations and the calculation of share-based compensation expense during 2019, 2018, and 2017:

Year Ended December 31,
	2019	2018	2017
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.5% to 2.5%	2.3% to 3.0%	1.8% to 2.4%
Expected volatility	40% to 45%	40% to 45%	40% to 45%
Expected term (in years)	2.0 to 5.5	2.6 to 6.3	2.3 to 6.3

Total share-based compensation costs that have been included in the Company’s consolidated statements of operations were as follows (in millions):

R1 RCM Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2019	2018	2017
Share-Based Compensation Expense Allocation Details:
Cost of services	$6.1	$5.8	$4.5
Selling, general and administrative	12.3	12.4	6.1
Other	0.2	0.2	0.1
Total share-based compensation expense (1)	$18.6	$18.4	$10.7
(1) In addition to the share-based compensation expense recorded above, $0.2 million, $0.3 million, and $0.5 million of share-based compensation expense was capitalized to deferred contract costs for the year ended December 31, 2019, 2018, and 2017, respectively. See Note 22, Deferred Contract Costs, for further discussion.
Stock options
The following table sets forth a summary of all option activity under all plans for the years ended December 31, 2019, 2018, and 2017:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2017	20,418,607	$6.26	7.9	$0.3
Granted	3,683,406	3.34
Exercised	(69,329)	2.38
Canceled/forfeited	(6,289,718)	9.01
Outstanding at December 31, 2017	17,742,966	4.70	7.9	$23.7
Granted	274,162	6.51
Exercised	(1,713,710)	2.54
Canceled/forfeited	(2,418,948)	2.60
Outstanding at December 31, 2018	13,884,470	5.36	6.6	$49.2
Granted	52,986	10.06
Exercised	(2,640,897)	5.20
Canceled/forfeited	(612,299)	2.55
Expired	(3,920)	12.98
Outstanding at December 31, 2019	10,680,340	5.59	5.5	$81.1
Outstanding, vested and exercisable at December 31, 2017	5,778,376	$8.87	5.5	$17.7
Outstanding, vested and exercisable at December 31, 2018	7,712,264	$7.37	5.4	$17.7
Outstanding, vested and exercisable at December 31, 2019	7,868,280	$6.57	4.9	$52.5

The weighted-average grant date fair value of options granted during the years ended December 31, 2019, 2018, and 2017 was $4.25, $3.01, and $1.34 per share, respectively. The weighted-average grant date fair value excludes the options granted under the option exchange discussed further below. The total intrinsic value of the options exercised in the years ended December 31, 2019, 2018, and 2017 was $16.4 million, $9.6 million, and $0.1 million, respectively. The total fair value of options vested during the years ended December 31, 2019, 2018, and 2017 was $3.4 million, $4.2 million, and $4.9 million, respectively.
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
Restricted stock awards
The following table sets forth a summary of the activity during the years ended December 31, 2019, 2018, and 2017:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested at January 1, 2017	5,862,712	$3.01
Vested	(2,675,782)	3.50
Forfeited	(834,440)	1.52
Outstanding and unvested at December 31, 2017	2,352,490	$3.03
Vested	(1,184,687)	3.07
Forfeited	(72,259)	3.24
Outstanding and unvested at December 31, 2018	1,095,544	$3.02
Vested	(1,094,336)	3.02
Forfeited	(1,208)	5.38
Outstanding and unvested at December 31, 2019	—	$—

The total fair value of RSAs vested during the years ended December 31, 2019, 2018, and 2017 was $3.3 million, $3.6 million, and $9.3 million, respectively. The Company’s RSA agreements allow employees to deliver to the Company shares of stock upon vesting of their RSAs in lieu of their payment of the required personal employment-related taxes. The Company does not withhold taxes in excess of maximum required statutory requirements. During the years ended December 31, 2019, 2018, and 2017, employees delivered to the Company 380,564, 404,466, and 733,769 shares of stock, respectively, which the Company recorded at a cost of approximately $3.8 million, $2.3 million, and $1.8 million, respectively. As of December 31, 2019, the Company held 3,048,736 shares of surrendered common stock in treasury related to the vesting of RSAs.
Forfeited and canceled RSAs are added to treasury stock. For the years ended December 31, 2019, 2018, and 2017, 1,208, 72,259, and 834,440 shares were added to treasury stock due to canceled RSAs, respectively.
Restricted stock units
In the fourth quarter of 2016, the Company began to grant RSUs to its employees. A summary of the activity during the years ended December 31, 2019, 2018, and 2017 is shown below:

R1 RCM Inc.
Notes to Consolidated Financial Statements

	Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested at January 1, 2017	1,346,774	$2.35
Granted	285,527	2.96
Vested	(155,535)	2.35
Forfeited	(293,266)	2.35
Outstanding and unvested at December 31, 2017	1,183,500	$2.50
Granted	441,849	7.99
Vested	(323,964)	2.48
Forfeited	(174,704)	3.49
Outstanding and unvested at December 31, 2018	1,126,681	$4.50
Granted	830,668	10.60
Vested	(422,770)	4.07
Forfeited	(161,223)	7.00
Outstanding and unvested at December 31, 2019	1,373,356	$8.03

The Company's RSU agreements allow employees to surrender to the Company shares of common stock upon vesting of their RSUs in lieu of their payment of the required personal employment-related taxes. During the years ended December 31, 2019, 2018, and 2017, employees delivered to the Company 109,112, 94,603, and  50,762 shares of stock, respectively, which the Company recorded at a cost of approximately $1.1 million, $0.7 million, and $0.2 million, respectively. Shares surrendered for payment of personal employment-related taxes are held in treasury.
Performance-based restricted stock units
In the third quarter of 2017, the Company began to grant PBRSUs to its employees. PBRSUs issued prior to May 2019 vest upon satisfaction of both time-based requirements and market targets based on share price with certain awards vesting between December 31, 2019 and December 31, 2022. Depending on the percentage level at which the market-based condition is satisfied, the number of shares vesting could be between 0% and 350% of the number of PBRSUs originally granted. PBRSUs issued subsequent to April 2019 vest on December 31, 2021 upon satisfaction of both time-based and performance-based conditions. These conditions include cumulative adjusted EBITDA and end-to-end RCM agreement growth targets. Depending on the percentage level at which the performance-based conditions are satisfied, the number of shares vesting could be between 0% and 200% of the number of PBRSUs originally granted. Based on the established price targets, 9,209,263 is the maximum number of shares that could vest.

A summary of the PBRSU activity during the years ended December 31, 2019, 2018, and 2017 is shown below:

R1 RCM Inc.
Notes to Consolidated Financial Statements

	Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested at January 1, 2017	—	$—
Granted	4,894,817	3.35
Vested	—	—
Forfeited	(108,917)	2.38
Outstanding and unvested at December 31, 2017	4,785,900	$3.37
Granted	1,472,677	6.12
Vested	—	—
Forfeited	(1,648,129)	3.34
Outstanding and unvested at December 31, 2018	4,610,448	$4.26
Granted	1,282,797	9.99
Performance factor adjustment	463,408	2.06
Vested	(1,390,223)	2.06
Forfeited	(846,994)	5.08
Outstanding and unvested at December 31, 2019	4,119,436	$6.37

16. Other expenses

For the year ended December 31, 2019, 2018, and 2017, other expenses consist of the following (in millions):

	Year Ended December 31,
	2019	2018	2017
Severance and employee benefits	$3.6	$2.3	$0.3
Non-cash share based compensation	—	—	0.1
Strategic initiatives (1)	19.8	19.7	3.1
Transitioned employees restructuring expense (2)	3.0	4.3	1.2
Digital Transformation Office (3)	8.6	3.6	—
Other	1.2	0.5	—
Total other	$36.2	$30.4	$4.7

(1) Costs related to evaluating, pursuing and integrating acquisitions, performing portfolio analyses, and other inorganic business projects as part of the Company’s growth strategy. Costs include employee time and expenses spent on activities, vendor spend, and severance and retention amounts associated with integration activities.
(2) As part of the transition of personnel to the Company under certain operating partner model contracts, the Company has agreed to reimburse, or directly pay the affected employees, for certain severance and retention costs related to certain employees who will not be transitioned to the Company, or whose jobs will be relocated after the employee transitions to the Company. At December 31, 2019, the Company's restructuring liability was $1.1 million, offset by $0.7 million of receivables.
(3) Project costs related to the Company's effort to automate its transactional environment.

R1 RCM Inc.
Notes to Consolidated Financial Statements

17. Income Taxes
The domestic and foreign components of income (loss) before income taxes consist of the following (in millions):

	Year Ended December 31,
	2019	2018	2017
Domestic	$5.0	$(65.5)	$(33.9)
Foreign	4.8	8.8	6.6
Total income (loss) before income taxes	$9.8	$(56.7)	$(27.3)

For the years ended December 31, 2019, 2018, and 2017, the Company’s current and deferred income tax expense (benefit) attributable to income (loss) from operations are as follows (in millions):

	Current	Deferred	Total
Year Ended December 31, 2017
U.S. Federal	$0.1	$32.4	$32.5
State & Local	0.2	(2.3)	(2.1)
Foreign	1.5	(0.4)	1.1
	$1.8	$29.7	$31.5
Year Ended December 31, 2018
U.S. Federal	$—	$(10.3)	$(10.3)
State & Local	0.9	(2.6)	(1.7)
Foreign	1.9	(1.3)	0.6
	$2.8	$(14.2)	$(11.4)
Year Ended December 31, 2019
U.S. Federal	$(0.3)	$(2.2)	$(2.5)
State & Local	0.7	(0.9)	(0.2)
Foreign	2.5	(2.0)	0.5
	$2.9	$(5.1)	$(2.2)

Reconciliation of the difference between the actual tax rate and the statutory U.S. federal income tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory tax rate	21%	21%	35%
Increase in income tax rate resulting from:
State and local income taxes, net of federal tax benefits	(2)%	2%	5%
U.S. Tax Reform	18%	(3)%	(140)%
Stock-based Compensation	(71)%	3%	(17)%
Other	12%	(3)%	2%
Actual tax rate	(22)%	20%	(115)%

The following table sets forth the Company’s net deferred tax assets as of December 31, 2019 and 2018 (in millions):

R1 RCM Inc.
Notes to Consolidated Financial Statements

	As of December 31,
	2019	2018
Deferred tax assets and liabilities:
Net operating loss carryforwards	$64.1	$60.5
Share-based compensation	12.4	13.3
Accrued bonus	8.3	8.6
Advanced billing revenue	5.9	5.3
Other reserves	0.7	0.7
Alternative minimum tax	4.0	3.1
Interest expense limitation	10.2	5.3
Deferred rent liabilities	25.6	4.3
Other	3.8	3.8
Total gross deferred tax assets	135.0	104.9
Intangible assets	(37.0)	(36.1)
Fixed assets	(4.4)	(4.1)
Contract implementation costs	(6.2)	(5.1)
Deferred rent assets	(21.3)	—
Less valuation allowance	(1.9)	(2.1)
Net deferred tax asset	$64.2	$57.5

At December 31, 2019, the Company had cumulative U.S. federal and state net operating loss carryforwards of approximately $245.9 million and $252.2 million, respectively, which are available to offset U.S. federal and state taxable income in future periods. These amounts include net operating losses acquired in the Intermedix acquisition which are subject to Section 382 of the Internal Revenue Code. The general limitation rules allow the Company to utilize the net operating losses subject to an annual limitation that is determined by multiplying the federal long-term tax-exempt rate by the Company’s value immediately before the ownership change. The federal net operating losses will start to expire in 2033.

The Company finalized the accounting impacts of the Tax Cuts and Jobs Act in connection with filing its 2017 U.S. federal income tax return during the fourth quarter 2018. This resulted in a decrease to income tax expense of $0.1 million, offsetting its original $38.2 million tax expense estimated under SAB 118 during the fourth quarter 2017. The Company also elected to report Global Intangible Low-Taxed Income (“GILTI”) in income tax expense as part of the current income tax provision.
A valuation allowance is required to be established when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The guidance on accounting for income taxes provides important factors in determining whether a deferred tax asset will be realized, including whether there has been sufficient taxable income in recent years and whether sufficient income can reasonably be expected in future years in order to utilize the deferred tax asset. Consideration is given to the weight of all available evidence, both positive and negative. The Company estimates its already contracted business growth will be profitable and allow the Company to utilize its NOL carryforwards and other deferred tax assets. Accordingly, the Company believes that it is more likely than not that the remaining deferred tax assets will be realized. Should the Company not operationally execute as expected, and the growth in business not be as profitable as expected, such realizability assessment may change.
The Company has recorded valuation allowances at December 31, 2019 and 2018 of $1.9 million and $1.8 million, respectively, based on its assessment that it is more likely than not that a portion of the Company’s separate state income tax net operating loss will not be realized because the Company no longer has business activities in that state, or where the activity level has decreased to such a level where the Company believes the NOL will not be realized.

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
The 2019, 2018, and 2017 current tax provision includes $1.9 million, $1.5 million, and $1.4 million, respectively, for income taxes arising from the pre-tax income of the Company’s India subsidiaries. The tax provisions are net of the impact of a tax holiday in India. The Company’s benefits from this tax holiday were $2.2 million, $1.6 million, and $1.0 million for the year ended December 31, 2019, 2018, and 2017, respectively. The Company expanded its operations in India during the year and was awarded new tax holiday agreements. The tax holidays are set to expire between March 31, 2021 and March 31, 2027.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company’s unrecognized tax benefits as of December 31, 2019, 2018, and 2017 were not material.
In connection with tax return examinations, contingencies can arise that generally result from different interpretations of tax laws and regulations as they pertain to the amount, timing or inclusion of revenues and expenses in taxable income, or the ability to utilize tax credits to reduce income taxes payable. While it is probable, based on the potential outcome of the Company’s federal and state tax examinations or the expiration of the statute of limitations for specific jurisdictions, that the liability for unrecognized tax benefits may increase or decrease within the next 12 months, the Company does not expect any such change would have a material effect on its financial condition, results of operations or cash flow.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. U.S. federal income tax returns for 2016 and all subsequent years are currently open for examination. State jurisdictions vary for open tax years. The statute of limitations for most states ranges from three to six years. Certain income tax returns since fiscal year 2009 for the Company’s India subsidiaries are currently open for final determination.
18. 8.00% Series A Convertible Preferred Stock
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

R1 RCM Inc.
Notes to Consolidated Financial Statements

Dividend Rights

The holders of the Preferred Stock are entitled to receive cumulative dividends January 1, April 1, July 1, and October 1 of each year (dividend payment dates), which commenced on April 1, 2016, at a rate equal to 8% per annum (preferred dividend) multiplied by the liquidation preference per share, initially $1,000 per share adjusted for any unpaid cumulative preferred dividends. For the first seven years after issuance, the dividends on the Preferred Stock will be paid-in-kind. As of December 31, 2019 and 2018, the Company had accrued dividends of $5.3 million and $4.9 million associated with the Preferred Stock, respectively, of which $5.3 million and $4.9 million was paid in additional shares and $580 and $660 was paid in cash in January of the following year, respectively. For the year ended December 31, 2019 and 2018, the dividends paid, or accrued, in additional shares of Preferred Stock totaled $20.7 million and $19.1 million, respectively.

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

The following summarizes the Preferred Stock activity for the year ended December 31, 2019 and 2018 (in millions, except per share data):

	Preferred Stock
	Shares Issued and Outstanding	Carrying Value
Balance at January 1, 2017	210,160	$171.6
Dividends paid/accrued dividends	17,323	17.7
Balance at December 31, 2017	227,483	$189.3
Dividends paid/accrued dividends	18,750	19.1
Balance at December 31, 2018	246,233	$208.4
Dividends paid/accrued dividends	20,296	20.7
Balance at December 31, 2019	266,529	$229.1

R1 RCM Inc.
Notes to Consolidated Financial Statements

19. Earnings (Loss) Per Share
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
Diluted net income per share is calculated using the more dilutive of the if-converted or the two-class method. For the years ended December 31, 2019, 2018, and 2017, the two-class method was more dilutive and was computed by adjusting the denominator used in the basic net income per share computation by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, shares issuable upon vesting of RSAs, RSUs, PBRSUs and shares issuable upon conversion of preferred stock.
Basic and diluted net income (loss) per common share are calculated as follows (in millions, except share and per share data):

	Year Ended December 31,
	2019	2018	2017
Basic EPS:
Net income (loss)	$12.0	$(45.3)	$(58.8)
Less dividends on preferred shares	(20.7)	(19.1)	(17.7)
Less income allocated to preferred shareholders	—	—	—
Net income (loss) available/(allocated) to common shareholders - basic	$(8.7)	$(64.4)	$(76.5)
Diluted EPS:
Net income (loss)	12.0	(45.3)	(58.8)
Less dividends on preferred shares	(20.7)	(19.1)	(17.7)
Less income allocated to preferred shareholders	—	—	—
Net income (loss) available/(allocated) to common shareholders - diluted	$(8.7)	$(64.4)	$(76.5)
Basic weighted-average common shares	111,505,993	108,175,159	102,062,051
Add: Effect of dilutive equity awards	—	—	—
Add: Effect of dilutive warrants	—	—	—
Diluted weighted average common shares	111,505,993	108,175,159	102,062,051
Net income (loss) per common share (basic)	$(0.08)	$(0.60)	$(0.75)
Net income (loss) per common share (diluted)	$(0.08)	$(0.60)	$(0.75)

Because of their anti-dilutive effect, 21,262,959, 25,725,761, 26,064,856 common share equivalents comprised of stock options, RSAs, PBRSUs, and RSUs have been excluded from the diluted earnings per share calculation for the years ended December 31, 2019, 2018, and 2017, respectively. Additionally, the Investor's and Intermountain's exercisable warrants to acquire up to 60 million and 1.5 million shares, respectively, of the Company's common stock has been excluded from the diluted earnings per share calculation because they are anti-dilutive for all periods presented.

R1 RCM Inc.
Notes to Consolidated Financial Statements

20. Commitments and Contingencies

Legal Proceedings

Other than as described below, the Company is not presently a party to any material litigation or regulatory proceeding and is not aware of any pending or threatened litigation or regulatory proceeding against the Company which, individually or in the aggregate, could have a material adverse effect on its business, operating results, financial condition or cash flows.

In May 2016, the Company was served with a False Claims Act case brought by a former emergency department service associate who worked at a hospital of one of the Company’s customers, MedStar Inc.’s Washington Hospital Center (“WHC”), along with WHC and three other hospitals that were PAS clients and a place holder, John Doe hospital, representing all PAS clients (U.S. ex rel. Graziosi vs. Accretive Health, Inc. et. al.), and seeking money damages, False Claims Act penalties and plaintiff’s attorneys’ fees. The Third Amended Complaint alleges that the Company’s PAS business violates the federal False Claims Act. The case was originally filed under seal in 2013 in the federal district court in Chicago, was presented to the U.S. Attorney in Chicago, and the U.S. Attorney declined to intervene. The Company believes that it has meritorious defenses to all claims in the case and intends to vigorously defend itself against these claims. Discovery on liability issues has been completed and on October 11, 2019 the Company filed a motion for summary judgment that is fully briefed and pending decision by the district court. The outcome is not presently determinable.
21. Related Party Transactions
As a result of the closing of the Transaction with Ascension Health Alliance on February 16, 2016 and Ascension Health Alliance's ownership interest in the Investor, Ascension became a related party to the Company. This note, encompasses transactions between Ascension and its affiliates, including AMITA Health, and the Company pursuant to the A&R MPSA, including all supplements, amendments and other documents entered into in connection therewith. See Note 1, Business Description and Basis of Presentation and Note 18, 8.00% Series A Convertible Preferred Stock for further discussion about the agreements with Ascension.
Net services revenue from services provided to Ascension included in the Company’s consolidated statements of operations were (in millions):

Year Ended December 31,
2019	2018	2017
$790.4	$600.1	$404.4

R1 RCM Inc.
Notes to Consolidated Financial Statements

Amounts included in the Company's consolidated balance sheets for Ascension, excluding debt, are (in millions):

	December 31, 2019	December 31, 2018
Accounts receivable, net - related party	$30.8	$55.2

Accrued service costs, current	$28.9	$47.7
Refund liabilities, current	1.0	0.6
Deferred revenue (contract liabilities), current	4.2	2.8
Current portion of customer liabilities	34.1	51.1

Refund liabilities, non-current	—	0.4
Deferred revenue (contract liabilities), non-current	18.6	17.3
Non-current portion of customer liabilities	18.6	17.7
Total customer liabilities	$52.7	$68.8

Since Ascension is the Company's largest customer, a significant percentage of the Company's cost of services is associated with providing services to Ascension. However, due to the nature of the Company's global business services and information technology operations, it is impractical to assign the dollar amount associated with services provided to Ascension.

As of December 31, 2018, $105.0 million of the subordinated notes were due to Ascension and TowerBrook. The related party subordinated notes, along with a $2.2 million prepayment penalty, were repaid upon execution of the Credit Agreement on June 26, 2019. For the year ended December 31, 2019 and 2018, $7.2 million and $9.5 million, respectively, of interest expense was attributable to related parties.
22. Deferred Contract Costs
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

	December 31, 2019	December 31, 2018
Prepaid expenses and other current assets	$4.0	$2.8
Other assets	20.8	17.4
Total deferred contract costs	$24.8	$20.2

The associated assets are amortized as services are transferred to the customer over the remaining life of the contracts. For the year ended December 31, 2019 and 2018, total amortization was $3.3 million and $2.2 million, respectively, and there were no associated impairment losses.
23. Segments and Customer Concentrations
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
Healthcare providers affiliated with Ascension have accounted for a significant portion of the Company’s net services revenue each year since the Company’s formation. For the year ended December 31, 2019, 2018, and 2017, net services revenue from healthcare organizations affiliated with Ascension accounted for 67%, 69%, and 90% of the Company's total net services revenue, respectively. The loss of customers within the Ascension health system would have a material adverse impact on the Company’s operations. For the year ended December 31, 2019, 2018, and 2017, Intermountain Healthcare accounted for 15%, 14%, and 4% of the Company's total net services revenue, respectively.
As of December 31, 2019 and 2018, the Company had a concentration of credit risk of customers affiliated with Ascension accounting for 37% and 57% of accounts receivable, respectively.
24. Derivative Financial Instruments

The Company utilizes cash flow hedges to mitigate its currency risk arising from its global delivery resources and to reduce variability in interest cash flows from its outstanding debt. As of December 31, 2019, the Company has recorded $0.1 million and $0.3 million of existing gains in accumulated other comprehensive income for the foreign currency hedges and interest rate swap, respectively. The Company estimates that $0.1 million and $0.3 million of gains reported in accumulated other comprehensive income are expected to be reclassified into earnings within the next 12 months for the foreign currency hedges and interest rate swap, respectively. The amounts related to foreign currency hedges that were reclassified into cost of services were a net gain of $1.3 million and a net loss of $1.3 million for the years ended December 31, 2019 and December 31, 2018, respectively. The amount related to the interest rate swap that was reclassified into cost of services was a net gain of $0.2 million for the year ended December 31, 2019.

The Company classifies cash flows from its derivative programs as cash flows from operating activities in the consolidated statements of cash flows. As of December 31, 2019, the Company’s currency forward contracts have maturities extending no later than December 31, 2020. The Company's interest rate swap extends through August of 2022.

As of December 31, 2019, the notional amounts of the Company's open foreign currency forward contracts and interest rate swap were approximately $52.6 million and $100.0 million, respectively. As of December 31, 2018, the notional amounts of the Company's open foreign currency forward contracts and interest rate swap were approximately $52.0 million and $0.0 million, respectively. As of December 31, 2019, the Company held no derivatives, or non-derivative hedging instruments, that were designated in fair value or net investment hedges.
25. Retirement Plan

The Company maintains a 401(k) retirement plan (the "401(k) plan") that is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. In general, all employees are eligible to participate. In conjunction with the acquisition of Intermedix, the company continued to maintain the pre-existing Intermedix 401(k) retirement plan ("Intermedix 401(k) plan"). Both 401(k) plans include a salary deferral arrangement pursuant to which participants may elect to reduce their current compensation by up to the statutorily prescribed limit, equal to $19,000 in 2019, $18,500 in 2018, and $18,000 in 2017, and have the amount of the reduction contributed to the 401(k) plan.

The Company currently matches employee contributions up to 50% of the first 6% of base compensation that a participant contributes to the 401(k) plan, including director-level and above employees. For the years ended December 31, 2019, 2018, and 2017, total Company contributions to the 401(k) plan were $6.6 million, $5.2 million, and $2.2 million, respectively.

R1 RCM Inc.
Notes to Consolidated Financial Statements

The Company matches 100% of employee contributions on the first 1% of deferrals and 50% of the next 5% that a participant contributes to the Intermedix 401(k) plan. For the year ended December 31, 2019, total Company contributions to the Intermedix 401(k) plan were $1.7 million. From the acquisition date, total Company contributions to the Intermedix 401(k) plan were $1.1 million for the year ended December 31, 2018.

26. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets is comprised of the following (in millions):

	Year Ended December 31,
	2019	2018
Prepaid expenses	$16.7	$13.6
Security deposits	5.1	4.8
Lease-related receivables	4.3	4.2
Deferred contract costs	4.0	2.8
Notes receivable	0.8	4.0
Other current assets	10.7	5.4
Ending balance	$41.6	$34.8

27. Other Accrued Expenses

Other accrued expenses is comprised of the following (in millions):

	Year Ended December 31,
	2019	2018
Accrued expenses	$30.0	$22.4
Notes payable	8.0	14.5
Other	2.0	3.9
Ending balance	$40.0	$40.8

28. Quarterly Financial Information (Unaudited)
The following tables provide the Company's Quarterly Condensed Consolidated Statements of Operations (in millions except per share data):

R1 RCM Inc.
Notes to Consolidated Financial Statements

	1st Quarter Ended March 31,		2nd Quarter Ended June 30,		3rd Quarter Ended September, 30		4th Quarter Ended December 31,
	2019	2018	2019	2018	2019	2018	2019	2018
Net services revenue	$275.9	$147.3	$295.0	$207.9	$301.2	$250.4	$314.0	$262.9
Total operating expenses	268.5	158.1	282.6	225.6	277.6	256.2	299.7	259.0
Income (loss) from operations	7.4	(10.8)	12.4	(17.7)	23.6	(5.8)	14.3	3.9
Net income (loss)	$0.2	$(23.3)	$(5.2)	$(2.9)	$9.2	$(13.4)	$7.8	$(5.7)

Net income (loss) per common share
Basic	$(0.04)	$(0.26)	$(0.09)	$(0.07)	$0.02	$(0.17)	$0.01	$(0.10)
Diluted	$(0.04)	$(0.26)	$(0.09)	$(0.07)	$0.01	$(0.17)	$0.01	$(0.10)

29. Subsequent Event

SCI Solutions, Inc. Acquisition
On January 9, 2020, the Company entered into a Stock Purchase Agreement with Clearsight Intermediate Holdings, Inc. (“Seller Blocker”) and Clearsight Group Holdings, LLC (the “Seller”) providing for the purchase (the “SCI Acquisition”) by the Company from the Seller of all of the issued and outstanding equity interests of Seller Blocker, which owns all of the issued and outstanding equity interests of scheduling.com, Inc. d/b/a SCI Solutions, Inc. (“SCI”).
Pursuant to the terms of the Stock Purchase Agreement, the Company will acquire Seller Blocker and SCI for $190 million in cash, subject to customary adjustments for working capital, cash, debt and transaction expenses, plus an earn-out payment of up to $10 million if certain financial and operational targets are met twelve months following the closing date. The Company intends to fund the SCI Acquisition and the related fees and expenses with the proceeds of an incremental term loan facility (the “Financing”) together with cash on hand and borrowings under the Company’s revolving credit facility. Concurrently with the execution of the Stock Purchase Agreement, the Company entered into a debt financing commitment letter for the Financing (as described in more detail below). Pursuant to the Stock Purchase Agreement, the Company has agreed to customary covenants to obtain the Financing, and the Seller has agreed to provide reasonable cooperation with the Company in the Company’s efforts to obtain the Financing. There is no financing condition to the consummation of the SCI Acquisition. The Stock Purchase Agreement contains customary representations, warranties and closing conditions.
Either the Company or the Seller may terminate the Stock Purchase Agreement (i) if the transactions have not been consummated on or before May 9, 2020 (the “Outside Date”) or (ii) if any governmental authority issues a judgment, order, decree or other ruling enjoining, or otherwise prohibiting, the transactions contemplated by the Stock Purchase Agreement. The Company may terminate the Stock Purchase Agreement if there has been a material violation or breach by the Seller of any covenant, representation or warranty contained in the Stock Purchase Agreement that has prevented, or would prevent, the satisfaction of any condition to the obligations of the Company at the closing. The Seller may terminate the Stock Purchase Agreement (i) if there has been a material violation or breach by the Company of any covenant, representation or warranty contained in the Stock Purchase Agreement that has prevented, or would prevent, the satisfaction of any condition to the obligations of Seller Blocker or the Seller at the closing, in which case the Company may be required to pay to the Seller a termination fee of $20 million, or (ii) if all conditions to the Company's obligation to close have been satisfied or waived and the Company fails to consummate the SCI Acquisition within two business days of following confirmation by the Seller in writing that it is prepared to close, in which case the Company may be required to pay to the Seller a termination fee of $20 million. The Stock Purchase Agreement may also be terminated by mutual written consent of the Company and the Seller.
The transaction is expected to close in the second quarter of 2020.

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Merger by and among Intermedix Holdings, Inc., the Registrant, Project Links Parent, Inc., Project Links Merger Sub, Inc. and solely in its capacity as Securityholder Representative, Thomas H. Lee Equity Fund VI, L.P. dated as of February 23, 2018 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (file No. 001-34746) filed on February 26, 2018) (Exhibits and schedules were omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request)

2.2
Stock Purchase Agreement, dated as of January 9, 2020, by and among the Registrant, Clearsight Intermediate Holdings, Inc. and Clearsight Group Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (file No. 001-34746) filed on January 13, 2020) (Exhibits and schedules were omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request)

3.1
Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-162186) filed on April 26, 2010)

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

4.2	Description of Common Stock
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

10.28*
Form of Restricted Stock Award Agreement under the Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.43 to Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 001-34746) filed on March 10, 2016.

10.29*
Letter Agreement, dated December 7, 2015, between Registrant and Joseph Flanagan (incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-34746) filed on March 10, 2016)

10.30*
Restricted Stock Award Agreement, dated December 31, 2015, between Registrant and Joseph Flanagan (incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-34746) filed on March 10, 2016)

10.31
Securities Purchase Agreement, dated as of December 7, 2015, by and among Accretive Health, Inc., TCP-ASC ACHI Series LLLP, and, solely for the purposes set forth therein, Ascension Health Alliance d/b/a Ascension (incorporated by reference to Exhibit 10.1 to Current Report on 8-K (File No. 001-34746) filed December 8, 2015).

10.32
Investor Rights Agreement, dated as of February 16, 2016, by and among the Registrant, TCP-ASC ACHI Series LLLP, and the other parties thereto (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-34746) filed on May 10, 2016)

10.33
Registration Rights Agreement, dated as of February 16, 2016, by and between the Registrant and TCP-ASC ACHI Series LLLP (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-34746) filed on May 10, 2016)

10.34
Warrant, dated as of February 16, 2016, by and between the Registrant and TCP-ASC ACHI Series LLLP (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-34746) filed on May 10, 2016)

10.35
Agreement by and between TCP-ASC ACHI Series LLLP and the Registrant dated September 9, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (file No. 001-34746) filed on September 9, 2016)

10.36*
Non-Statutory Stock Option Award Grant Agreement, dated as of October 3, 2016, by and between Christopher Ricaurte and the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (file No. 001-34746) filed on October 5, 2016)

10.37*
Non-Statutory Stock Option Award Grant Agreement, dated as of October 3, 2016, by and between Christopher Ricaurte and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (file No. 001-34746) filed on October 5, 2016)

10.38*
Non-Statutory Stock Option Award Grant Agreement, dated as of October 3, 2016, by and between Joseph G. Flanagan and the Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (file No. 001-34746) filed on October 5, 2016)

10.39*
Non-Statutory Stock Option Award Grant Agreement, dated as of October 3, 2016, by and between Joseph G. Flanagan and the Registrant (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (file No. 001-34746) filed on October 5, 2016)

10.40*
Employment Offer Letter Agreement by and between the Registrant and Thomas A. Lesica (incorporated by reference to Exhibit 10.1 to the Quarterly Report on 10-Q (file No. 001-34746) filed on October 31, 2017)

10.41*	Employment Offer Letter Agreement by and between the Registrant and Gary Long.
10.42*
Amended and Restated Grant of Performance Based Awards pursuant to the R1 RCM Inc. Second Amended and Restated 2010 Stock Incentive Plan to Joseph Flanagan (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K/A (file No. 001-34746) filed on January 18, 2018)

10.43*
Amended and Restated Grant of Performance Based Awards pursuant to the R1 RCM Inc. Second Amended and Restated 2010 Stock Incentive Plan to Christopher Ricaurte (incorporated by reference to Exhibit 10.2 to the Current Report on 8-K/A (file No. 001-34746) filed on January 18, 2018)

10.44
Amended and Restated Registration Rights Agreement among the Registrant, IHC Health Services, Inc. and TCP-ASC ACHI Series LLLP dated as of January 23, 2018 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (file No. 001-34746) filed on January 24, 2018)

10.45
Securities Purchase Agreement between the Company and IHC Health Services, Inc. dated as of January 23, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (file No. 001-34746) filed on January 24, 2018)

10.46
Warrant between the Company and IHC Health Services, Inc. dated as of January 23, 2018 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (file No. 001-34746) filed on January 24, 2018)

10.47
Credit Agreement, dated as of May 8, 2018, by and among the Registrant, the other parties party thereto as Credit Parties (as defined therein), Bank of America, N.A., as administrative agent and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (file No. 001-34746) filed on May 8, 2018)

10.48+
Amended and Restated Services Agreement between the Registrant and IHC Health Services, Inc. dated as of January 23, 2018 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on 10-Q (file No. 001-34746) filed on May 10, 2018)

10.49+
Exhibits to the Amended and Restated Services Agreement between the Registrant and IHC Health Services, Inc. dated as of January 23, 2018 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on 10-Q (file No. 001-34746) filed on May 10, 2018)

10.50+
Addendum No. 1 to Amended and Restated Services Agreement between the Registrant and IHC Health Services, Inc. dated as of April 30, 2018 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on 10-Q (file No. 001-34746) filed on May 10, 2018)

10.51*
Form of Grant of Performance Based Restricted Stock Unit Awards - 2018 Form pursuant to the Second Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K (file No. 001-34746) filed on May 31, 2018)

10.52+
Addendum No. 2 to Amended and Restated Services Agreement between the Registrant and IHC Health Services, Inc. dated as of June 18, 2018 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on 10-Q (file No. 001-34746) filed on August 9, 2018)

10.53+
Supplement 26 to Amended and Restated Master Professional Services Agreement between the Registrant and Ascension Health dated as of June 24, 2018 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on 10-Q (file No. 001-34746) filed on August 9, 2018)

10.54+
Amendment No. 2 to Amended and Restated Master Professional Services Agreement between the Registrant and Ascension Health dated as of June 24, 2018 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on 10-Q (file No. 001-34746) filed on August 9, 2018)

10.55+
Amendment No. 3 to Amended and Restated Master Professional Services Agreement between the Registrant and Ascension Health dated as of July 5, 2018 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on 10-Q (file No. 001-34746) filed on November 7, 2018)

10.56+
Addendum No. 3 to Amended and Restated Services Agreement between the Registrant and IHC Health Services, Inc. dated as of October 1, 2018 (incorporated by reference to Exhibit 10.72 to Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (file No. 001-34746) filed on February 22, 2019)

10.57*
Form of Grant of Performance-Based Restricted Stock Unit Awards Agreement pursuant to the Second Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (file No. 001-34746) filed on April 10, 2019)

10.58*
Amendment No. 2 to Offer Letter, dated March 6, 2019, between the Registrant and Joseph Flanagan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (file No. 001-34747) filed on May 9, 2019)

10.59
Credit Agreement, dated as of June 26, 2019, by and among the Registrant, the other parties party thereto as Credit Parties (as defined therein), Bank of America, N.A., as administrative agent and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (file No.001-34746) filed on June 26, 2019)

10.60+
Addendum No. 4 to the Amended and Restated Services Agreement between the Registrant and IHC Health Services, Inc. dated as of April 30, 2010 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (file No. 001-34746) filed on August 6, 2019)

10.61+	Amendment No. 4 to Amended and Restated Master Professional Services Agreement between the Registrant and Ascension Health dated as of December 20, 2019
10.62+	Amendment No. 5 to Amended and Restated Services Agreement between the Registrant and IHC Health Services, Inc. dated as of December 31, 2019
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

+	Portions of this exhibit (indicated therein by asterisks) have been omitted for confidential treatment.