Form 10-Q
period 2020-03-31
R1 RCM INC.
filed 2020-05-05
CIK 1472595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2020
OR
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of April 28, 2020, the registrant had 114,894,490 shares of common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1.CONSOLIDATED FINANCIAL STATEMENTS

R1 RCM Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	(Unaudited)
	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	106.0	$92.0
Accounts receivable, net of $4.6 million and $2.8 million allowance	57.6	52.3
Accounts receivable, net of $0.1 million and $0.0 million allowance - related party	36.3	30.8
Prepaid expenses and other current assets	43.9	41.6
Total current assets	243.8	216.7
Property, equipment and software, net	116.7	116.9
Operating lease right-of-use assets	73.8	77.9
Intangible assets, net	161.3	164.7
Goodwill	253.2	253.2
Non-current deferred tax assets	55.6	64.2
Non-current portion of restricted cash equivalents	1.0	0.5
Other assets	37.5	35.0
Total assets	$942.9	$929.1
Liabilities
Current liabilities:
Accounts payable	$24.8	$20.2
Current portion of customer liabilities	13.3	14.0
Current portion of customer liabilities - related party	31.0	34.1
Accrued compensation and benefits	48.1	95.1
Current portion of operating lease liabilities	13.3	12.8
Current portion of long-term debt	16.3	16.3
Other accrued expenses	60.6	40.0
Total current liabilities	207.4	232.5
Non-current portion of customer liabilities - related party	19.3	18.6
Non-current portion of operating lease liabilities	78.4	82.7
Long-term debt	363.3	337.7
Other non-current liabilities	8.5	10.4
Total liabilities	676.9	681.9

8.00% Series A convertible preferred stock, par value $0.01, 370,000 shares authorized, 271,859 shares issued and outstanding as of March 31, 2020 (aggregate liquidation value of $277.3); 370,000 shares authorized, 266,529 shares issued and outstanding as of December 31, 2019 (aggregate liquidation value of $271.9)	234.5	229.1
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 128,362,786 shares issued and 114,575,975 shares outstanding at March 31, 2020; 127,807,546 shares issued and 114,021,280 shares outstanding at December 31, 2019	1.3	1.3
Additional paid-in capital	375.2	372.7
Accumulated deficit	(260.4)	(277.8)
Accumulated other comprehensive loss	(11.0)	(4.5)
Treasury stock, at cost, 13,786,811 shares as of March 31, 2020; 13,786,266 shares as of December 31, 2019	(73.6)	(73.6)
Total stockholders’ equity	31.5	18.1
Total liabilities and stockholders’ equity	$942.9	$929.1
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(In millions, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Net services revenue ($208.4 million and $181.8 million for the three months ended March 31, 2020 and 2019, from related party, respectively)	$320.5	$275.9
Operating expenses:
Cost of services	253.9	237.2
Selling, general and administrative	25.5	22.5
Other expenses	8.7	8.8
Total operating expenses	288.1	268.5
Income (loss) from operations	32.4	7.4
Net interest expense (income)	3.8	10.2
Income (loss) before income tax provision (benefit)	28.6	(2.8)
Income tax provision (benefit)	10.4	(3.0)
Net income (loss)	$18.2	$0.2
Net income (loss) per common share:
Basic	$0.06	$(0.04)
Diluted	$0.05	$(0.04)
Weighted average shares used in calculating net income (loss) per common share:
Basic	114,441,043	109,802,632
Diluted	169,620,178	109,802,632
Consolidated statements of comprehensive income (loss)
Net income (loss)	18.2	0.2
Other comprehensive income (loss):
Net change on derivatives designated as cash flow hedges, net of tax	(4.4)	0.2
Foreign currency translation adjustments	(2.1)	0.5
Comprehensive income (loss)	$11.7	$0.9

Basic:
Net income (loss)	$18.2	$0.2
Less dividends on preferred shares	(5.4)	(5.0)
Less income allocated to preferred shareholders	(6.2)	—
Net income (loss) available/allocated to common shareholders - basic	$6.6	$(4.8)
Diluted:
Net income (loss)	$18.2	$0.2
Less dividends on preferred shares	(5.4)	(5.0)
Less income allocated to preferred shareholders	(5.0)	—
Net income (loss) available/allocated to common shareholders - diluted	$7.8	$(4.8)
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)
(In millions, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	127,807,546	$1.3	(13,786,266)	$(73.6)	$372.7	$(277.8)	$(4.5)	$18.1
Impact of credit-loss standard adoption, net of tax of $0.3 million	—	—	—	—	—	(0.8)	—	(0.8)
Adjusted balance at January 1, 2020	127,807,546	$1.3	(13,786,266)	$(73.6)	$372.7	$(278.6)	$(4.5)	$17.3
Share-based compensation expense	—	—	—	—	4.8	—	—	4.8
Issuance of common stock related to share-based compensation plans	1,720	—	—	—	—	—	—	—
Exercise of vested stock options	553,520	—	—	—	3.1	—	—	3.1
Dividends paid/accrued	—	—	—	—	(5.4)	—	—	(5.4)
Acquisition of treasury stock related to share-based compensation plans	—	—	(545)	—	—	—	—	—
Net change on derivatives designated as cash flow hedges, net of tax of $1.5 million	—	—	—	—	—	—	(4.4)	(4.4)
Foreign currency translation adjustments	—	—	—	—	—	—	(2.1)	(2.1)
Net income (loss)	—	—	—	—	—	18.2	—	18.2
Balance at March 31, 2020	128,362,786	$1.3	(13,786,811)	$(73.6)	$375.2	$(260.4)	$(11.0)	$31.5
See accompanying notes to consolidated financial statements.

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	123,353,656	$1.2	(12,811,755)	$(62.6)	$361.0	$(289.8)	$(3.5)	$6.3
Share-based compensation expense	—	—	—	—	4.5	—	—	4.5
Issuance of common stock related to share-based compensation plans	2,613	—	—	—	—	—	—	—
Exercise of vested stock options	145,235	—	—	—	0.4	—	—	0.4
Dividends paid/accrued	—	—	—	—	(5.0)	—	—	(5.0)
Acquisition of treasury stock related to share-based compensation plans	—	—	(342,998)	(3.3)	—	—	—	(3.3)
Forfeitures	—	—	(1,208)	—	—	—	—	—
Net change on derivatives designated as cash flow hedges, net of tax of $0.1 million	—	—	—	—	—	—	0.2	0.2
Foreign currency translation adjustments	—	—	—	—	—	—	0.5	0.5
Net income (loss)	—	—	—	—	—	0.2	—	0.2
Balance at March 31, 2019	123,501,504	$1.2	(13,155,961)	$(65.9)	$360.9	$(289.6)	$(2.8)	$3.8
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net income (loss)	$18.2	$0.2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	15.7	12.9
Amortization of debt issuance costs	0.2	0.6
Share-based compensation	4.8	4.4
Provision for credit losses	0.8	1.0
Deferred income taxes	8.9	(4.1)
Non-cash lease expense	2.9	2.7
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	(12.5)	33.0
Prepaid expenses and other assets	(5.2)	(3.3)
Accounts payable	2.8	3.0
Accrued compensation and benefits	(46.6)	9.1
Lease liabilities	(2.6)	(2.7)
Other liabilities	16.0	12.4
Customer liabilities and customer liabilities - related party	(2.8)	1.9
Net cash provided by operating activities	0.6	71.1
Investing activities
Purchases of property, equipment, and software	(13.3)	(14.8)
Net cash used in investing activities	(13.3)	(14.8)
Financing activities
Borrowings on revolver	50.0	—
Repayment of senior secured debt	(4.1)	(0.7)
Repayments on revolver	(20.0)	—
Exercise of vested stock options	3.1	0.4
Shares withheld for taxes	—	(3.3)
Finance lease payments	(0.6)	(0.2)
Net cash provided by (used in) financing activities	28.4	(3.8)
Effect of exchange rate changes in cash, cash equivalents and restricted cash	(1.2)	0.2
Net increase in cash, cash equivalents and restricted cash	14.5	52.7
Cash, cash equivalents and restricted cash, at beginning of period	92.5	65.1
Cash, cash equivalents and restricted cash, at end of period	$107.0	$117.8
Supplemental disclosures of cash flow information
Accrued dividends payable to preferred stockholders	$5.4	$5.0
Accrued and other liabilities related to purchases of property, equipment and software	$18.4	$20.6
Accounts payable related to purchases of property, equipment and software	$3.1	$1.4
Interest paid	$3.2	$5.1
Income taxes paid	$0.9	$0.5
Income taxes refunded	$—	$0.1
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

1. Business Description and Basis of Presentation
Business Description
R1 RCM Inc. (the “Company”) is a leading provider of technology-enabled revenue cycle management (“RCM”) services to healthcare providers, including health systems and hospitals, physician groups, and municipal and private emergency medical service (“EMS”) providers. The Company helps healthcare providers generate sustainable improvements in their operating margins and cash flows while also enhancing patient, physician, and staff satisfaction for its customers. For further information regarding the Company's business, including relationships with Ascension Health (“Ascension”), TowerBrook Capital Partners (“TowerBrook”), IHC Health Services, Inc. (“Intermountain”), and Intermedix, refer to Note 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”).

SCI Solutions, Inc. Acquisition

On January 9, 2020, the Company entered into a Stock Purchase Agreement with Clearsight Intermediate Holdings, Inc. (“Seller Blocker”) and Clearsight Group Holdings, LLC (the “Seller”) providing for the purchase (the “SCI Acquisition”) by the Company from the Seller of all of the issued and outstanding equity interests of Seller Blocker, which owns all of the issued and outstanding equity interests of scheduling.com, Inc. d/b/a SCI Solutions, Inc. (“SCI”). SCI is a leading provider of software-as-a-service (“SaaS”)-based scheduling and patient access solutions. SCI’s platform streamlines the patient and provider experience, creating efficient care networks where health systems’ capacity is digitally and conveniently accessible to all market constituents. The combination of R1 and SCI is expected to deliver enhanced value for healthcare providers by enabling them to expand digital front door strategies for their patients, improve operating efficiency, and increase capacity utilization, among other benefits. On April 1, 2020, the Company completed the acquisition of SCI. For details on the closing, refer to Note 10, Debt and Note 21, Subsequent Events.
Basis of Presentation
The accompanying unaudited consolidated financial statements reflect the Company's financial position as of March 31, 2020, the results of operations of the Company for the three months ended March 31, 2020 and 2019, and the cash flows of the Company for the three months ended March 31, 2020 and 2019. These financial statements include the accounts of R1 RCM Inc. and its wholly-owned subsidiaries. All material intercompany amounts have been eliminated in consolidation. These financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial reporting and as required by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information, have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2020.
When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements. Actual results could differ from those estimates. For a more complete discussion of the Company’s significant accounting policies and other information, the unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements included in the Company's 2019 Form 10-K.
2. Recent Accounting Pronouncements

Recently Issued Accounting Standards and Disclosures

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. The change will result in earlier recognition of credit losses. The Company adopted ASU 2016-13 effective January 1, 2020 utilizing a modified retrospective transition method. Adoption of the new standard resulted in the recording of additional allowance for credit losses of $1.1 million and a corresponding impact to retained earnings and deferred tax assets. The adoption also required changes to the Company's process of estimating expected credit losses on trade receivables and customer contract assets.
3. Fair Value of Financial Instruments
The Company's accounting policy for fair values, including details of the fair value hierarchy levels, are outlined in Note 4 of the Company's 2019 Form 10-K.
The carrying amounts of the Company’s financial instruments, which include financial assets such as cash and cash equivalents, restricted cash equivalents, accounts receivable, net, and certain other current assets, as well as financial liabilities such as accounts payable, accrued service costs, accrued compensation and benefits and certain other accrued expenses, approximate their fair values, due to the short-term nature of these instruments. See Note 20, Derivative Financial Instruments, for a discussion of the fair value of the Company's forward currency derivative contracts and interest rate swaps.

The Company believes the carrying value of the senior term loan (see Note 10, Debt) approximates fair value as it is variable rate bank debt.

4. Accounts Receivable and Allowance for Credit Losses

Accounts receivable is comprised of unpaid balances pertaining to modular services and end-to-end RCM customers, net receivable balances for end-to-end RCM customers after considering cost reimbursements owed to such customers, including related accrued balances, and amounts due from physician RCM and PM customers.

On January 1, 2020 (the "adoption date"), the Company replaced its previous incurred loss impairment model for estimating credit losses on accounts receivables with an expected loss model prepared in accordance with ASC 326. While the incurred loss impairment model had the Company recognize credit losses when it was probable that a loss had been incurred, ASC 326 requires the Company to estimate future expected credit losses on such instruments before an impairment may occur. On the adoption date the Company recorded an initial increase of $1.1 million to the Company's allowance for credit losses, with an offset recorded as an opening adjustment to accumulated deficit and deferred tax assets.

The Company evaluates its accounts receivable for expected credit losses quarterly. The Company maintains an estimated allowance for credit losses to reduce its accounts receivable to the amount that it believes will be collected. This allowance is based on the Company’s historical experience, its assessment of each customer’s ability to pay, the length of time a balance has been outstanding, input from key Company resources assigned to each customer, the status of any ongoing operations with each applicable customer, and environmental factors such as significant shifts in the healthcare environment which the Company believes may have impacted or will impact its customers’ financial health and ability to pay.

The full effects of COVID-19 on the Company’s clients are highly uncertain and cannot be predicted. As a result, the Company’s future collection experience may differ significantly from historical collection trends.

The Company has presented the rollforward below on a consolidated basis as the currently expected credit losses for its large Integrated Delivery Network customers are not anticipated to be material.

Movements in the allowance for credit losses are as follows (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended March 31,
	2020	2019
Beginning balance	$2.8	$1.1
Cumulative effect of ASC 326 adoption	1.1	—
Provision (recoveries)	0.8	1.0
Write-offs	—	—
Ending balance	$4.7	$2.1

5. Property, Equipment and Software
Property, equipment and software consist of the following (in millions):

	March 31, 2020	December 31, 2019
Buildings and land	$4.6	$4.6
Computer and other equipment	56.4	50.7
Leasehold improvements	30.7	31.1
Software	129.5	123.0
Office furniture	8.6	9.4
Property, equipment and software, gross	229.8	218.8
Less accumulated depreciation and amortization	(113.1)	(101.9)
Property, equipment and software, net	$116.7	$116.9
The following table summarizes the allocation of depreciation and amortization expense between cost of services and selling, general and administrative expenses (in millions):

	Three Months Ended March 31,
	2020	2019
Cost of services	$10.9	$8.9
Selling, general and administrative	1.3	0.5
Total depreciation and amortization	$12.2	$9.4

6. Leases

The Company's accounting policy for leases, including the elections made as part of the adoption of ASC 842 effective January 1, 2019, are outlined in Note 8 of the Company's 2019 Form 10-K. The components of lease costs are as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$4.9	$4.6
Finance lease cost:
Amortization of right-of-use assets	0.2	0.2
Interest on lease liabilities	0.1	0.1
Sublease income	(0.6)	(0.6)
Total lease cost	$4.6	$4.3

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

Supplemental cash flow information related to leases are as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4.9	$4.5
Operating cash flows for finance leases	0.1	0.1
Financing cash flows for finance leases	0.6	0.2
ROU assets obtained in exchange for lease obligations:
Operating leases	1.7	0.2
Finance leases	—	0.5

The Company presents all non-cash transactions related to adjustments to the lease liability or right-of-use asset as non-cash transactions. This includes all non-cash charges related to any modification or reassessment events triggering remeasurement.

Supplemental balance sheet information related to leases are as follows (in millions):

	March 31, 2020	December 31, 2019
Weighted average remaining lease term:
Operating leases	7 years	8 years
Finance leases	2 years	2 years

Weighted average incremental borrowing rate:
Operating leases	8.81%	8.84%
Finance leases	6.51%	6.45%

Maturities of lease liabilities as of March 31, 2020 are as follows (in millions):

	Operating Leases	Finance Leases
Remainder of 2020	$15.4	$0.2
2021	18.2	0.5
2022	15.9	0.1
2023	15.0	0.1
2024	14.7	—
2025	14.6	—
Thereafter	33.6	—
Total	127.4	0.9
Less:
Imputed interest	35.7	0.1
Present value of lease liabilities	$91.7	$0.8

7. Intangible Assets

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at March 31, 2020 and December 31, 2019 (in millions, except weighted average useful life):

		March 31, 2020			December 31, 2019
	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	17 years	$160.9	$(18.0)	$142.9	$160.9	$(15.6)	$145.3
Technology	6 years	26.8	(8.4)	18.4	26.8	(7.4)	19.4
Total intangible assets		$187.7	$(26.4)	$161.3	$187.7	$(23.0)	$164.7

Intangible asset amortization expense was $3.5 million and $3.5 million for the three months ended March 31, 2020 and 2019, respectively.

Estimated annual amortization expense related to intangible assets with definite lives as of March 31, 2020 is as follows (in millions):

Remainder of 2020	$10.4
2021	13.9
2022	13.9
2023	13.9
2024	11.0
2025	9.5
Thereafter	88.7
Total	$161.3

8. Goodwill

In the first three months of 2020, there were no events or circumstances that would have required an interim impairment test. Annually, during the fourth quarter, goodwill is tested for impairment.

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2020.

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by source (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended March 31,
	2020	2019
Net operating fees	$280.9	$241.3
Incentive fees	16.8	12.2
Other	22.8	22.4
Net services revenue	$320.5	$275.9

Contract Balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (in millions):

	March 31, 2020	December 31, 2019
Receivables (1)	$93.9	$83.1
Contract assets (2)	2.1	2.0
Contract liabilities (2)	26.0	25.3

(1) Receivables are included in accounts receivable, net. The balance includes accounts receivable, net - related party.
(2) Contract assets and contract liabilities are included in other current assets and customer liabilities, respectively. The contract liabilities balance contains related party amounts, including $3.9 million and $4.2 million of current customer liabilities and $19.3 million and $18.6 million of non-current customer liabilities for the three months ended March 31, 2020 and year ended December 31, 2019, respectively.

A receivable is recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are typically 30-60 days.

Significant changes in the contract assets and the contract liabilities balances are as follows (in millions):

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Contract assets	Contract liabilities	Contract assets	Contract liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$—	$86.0	$—	$67.5
Increases due to cash received, excluding amounts recognized as revenue during the period	—	0.8	—	0.5

The Company recognized revenue of $86.0 million and $67.5 million during the three months ended March 31, 2020 and 2019, which amounts were included in contract liabilities at the beginning of the respective periods. These revenue amounts include $85.0 million and $66.7 million for the three months ended March 31, 2020 and 2019, respectively, related to advanced billings which become accounts receivable and contract liabilities on the first day of the respective service period.

Transaction Price Allocated to the Remaining Performance Obligation

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in millions). The estimated revenue does not include amounts of variable consideration that are constrained.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	Net operating fees	Incentive fees
2020	$53.2	$3.1
2021	21.8	—
2022	11.7	—
2023	8.2	—
2024	4.0	—
2025	4.0	—
Thereafter	0.5	—
Total	$103.4	$3.1

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

10. Debt

The carrying amounts of debt consist of the following (in millions):

	March 31, 2020	December 31, 2019
Senior Revolver	$70.0	$40.0
Senior Term Loan	312.8	316.9
Unamortized discount and issuance costs	(3.2)	(2.9)
Total debt	379.6	354.0
Less: Current maturities	(16.3)	(16.3)
Total long-term debt	$363.3	$337.7

Senior Secured Credit Facilities

On June 26, 2019, the Company and certain of its subsidiaries entered into a new senior credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and the lenders named therein, for senior secured credit facilities (the “Senior Secured Credit Facilities”), consisting of a $325.0 million senior secured term loan facility (the “Senior Term Loan”) issued at 99.66% of par and a $100.0 million senior secured revolving credit facility (the “Senior Revolver”).

The Senior Revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swing loans.” Any issuance of letters of credit or making of a swing loan will reduce the amount available under the revolving credit facility. As of March 31, 2020, the Company had $70.0 million in borrowings, no letters of credit outstanding, and $30.0 million of availability under the Senior Revolver.

Borrowings under the Senior Secured Credit Facilities bear interest, at the Company’s option, at: (i) an Alternate Base Rate (“ABR”) equal to the greater of (a) the prime rate of Bank of America, N.A., (b) the federal

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
funds rate plus 0.50% per annum, and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus between 0.75% and 1.75% dependent on the Company's Net Leverage Ratio (provided that the Eurodollar rate applicable to the Term Loan Facility shall not be less than 0.00% per annum); or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the Term Loan Facility shall not be less than 0.00% per annum), plus between 1.75% and 2.75%, dependent on the Company's Net Leverage Ratio. The interest rate as of March 31, 2020 was 2.99%. The Company is also required to pay an unused commitment fee to the lenders under the Senior Revolver at a rate between 0.30% and 0.50% of the average daily unutilized commitments thereunder dependent on the Company's net leverage ratio.

The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of its subsidiaries to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase the Company’s capital stock; (vi) make investments, loans or advances; (vii) repay certain junior indebtedness; (viii) engage in certain transactions with affiliates; (ix) enter into sale and leaseback transactions; (x) amend material agreements governing certain of the Company’s junior indebtedness; (xi) change the Company’s lines of business; (xii) make certain acquisitions; and (xiii) limitations on the letter of credit cash collateral account. The Credit Agreement contains customary affirmative covenants and events of default. In addition, the Company is required to maintain minimum consolidated total net leverage and consolidated interest coverage ratios. The Company was in compliance with all of the covenants in the Credit Agreement as of March 31, 2020.

For further details on the Company's debt, refer to Note 13 of the Company's 2019 Form 10-K.

Incremental Term Loan

On March 20, 2020, the Company entered into Amendment No. 1 to the Credit Agreement (the “Amendment”), pursuant to which the lenders named in the Amendment agreed to provide an additional $191.1 million incremental delayed-draw term loan facility (the “Incremental Term Loan”) on the same terms as its existing Senior Term Loan provided under the Credit Agreement.

The Incremental Term Loan was drawn substantially concurrently with the closing of the SCI Acquisition on April 1, 2020. The proceeds of the Incremental Term Loan were used to fund the purchase price for the SCI Acquisition and related expenses. For further details on the closing, refer to Note 21, Subsequent Events. The Incremental Term Loan has terms consistent with those of the Senior Term Loan, including with respect to interest, maturity, amortization and prepayments and has the same affirmative and negative covenants and events of default as those applicable to the Senior Term Loan under the Credit Agreement.

11. Share-Based Compensation

The share-based compensation expense relating to the Company’s stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance-based restricted stock units (“PBRSUs”) for the three months ended March 31, 2020 and 2019 was $4.8 million and $4.4 million, respectively, with related tax benefits of approximately $0.7 million and $0.7 million, respectively.

The Company accounts for forfeitures as they occur. Excess tax benefits and shortfalls for share-based payments are recognized in income tax expense (benefit) and included in operating activities. The Company recognized $0.6 million and $1.9 million income tax benefit from windfalls associated with vesting and exercises of equity awards for the three months ended March 31, 2020 and 2019, respectively.
Total share-based compensation costs that have been included in the Company’s consolidated statements of operations were as follows (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended March 31,
	2020	2019
Share-Based Compensation Expense Allocation Details:
Cost of services	$1.9	$1.3
Selling, general and administrative	2.9	3.0
Other	—	0.1
Total share-based compensation expense	$4.8	$4.4
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
The following table sets forth the significant assumptions used in the Black-Scholes option pricing model and the Monte Carlo simulations and the calculation of share-based compensation expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Expected dividend yield	—%	—%
Risk-free interest rate	1.7%	2.4% to 2.5%
Expected volatility	43%	40% to 45%
Expected term (in years)	5.5	2.00 to 5.50

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
Stock options
A summary of the options activity during the three months ended March 31, 2020 is shown below:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2019	10,680,340	$5.59
Granted	7,602	12.69
Exercised	(553,520)	5.53
Canceled/forfeited	(61,766)	2.46
Expired	(1,176,000)	14.71
Outstanding at March 31, 2020	8,896,656	$4.41
Outstanding, vested and exercisable at March 31, 2020	6,362,802	$5.04
Outstanding, vested and exercisable at December 31, 2019	7,868,280	$6.57

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
Restricted stock awards, restricted stock units, and performance-based restricted stock units
A summary of the RSA, RSU, and PBRSU activity during the three months ended March 31, 2020 is shown below:

				Weighted- Average Grant Date Fair Value
	RSAs	RSUs	PBRSUs	RSU	PBRSU
Outstanding and unvested at December 31, 2019	—	1,373,356	4,119,436	$8.03	$6.37
Granted	—	20,510	—	12.70	—
Vested	—	(1,720)	—	2.33	—
Forfeited	—	(46,367)	(111,223)	6.10	5.40
Outstanding and unvested at March 31, 2020	—	1,345,779	4,008,213	$8.18	$6.40

Shares surrendered for taxes for the three months ended March 31, 2020	—	545	—
Cost of shares surrendered for taxes for the three months ended March 31, 2020 (in millions)	$—	$—	$—
Shares surrendered for taxes for the three months ended March 31, 2019	342,378	620	—
Cost of shares surrendered for taxes for the three months ended March 31, 2019 (in millions)	$3.3	$—	$—

Outstanding PBRSUs issued prior to May 2019 vest upon satisfaction of both time-based requirements and market targets based on share price with certain awards vesting between December 31, 2020 and December 31, 2022. Depending on the percentage level at which the market-based condition is satisfied, the number of shares vesting could be between 0% and 350% of the number of PBRSUs originally granted. PBRSUs issued subsequent to April 2019 vest on December 31, 2021 upon satisfaction of both time-based and performance-based conditions. These conditions include cumulative adjusted EBITDA and end-to-end RCM agreement growth targets. Depending on the percentage level at which the performance-based conditions are satisfied, the number of shares vesting could be between 0% and 200% of the number of PBRSUs originally granted. Based on the established targets, the maximum number of shares that could vest for all PBRSUs is 9,007,166.
12. Other Expenses
Other expenses (income) consist of the following (in millions):

	Three Months Ended March 31,
	2020	2019
Severance and related employee benefits	$1.1	$(1.4)
Strategic initiatives (1)	3.2	3.4
Transitioned employees restructuring expense (2)	(0.1)	4.2
Digital Transformation Office (3)	—	2.5
Other (4)	4.5	0.1
Total other expenses	$8.7	$8.8

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
(4) For the three months ended March 31, 2020, includes $2.6 million of expenses pertaining to appreciation bonuses for the Company’s front-line employees, pandemic response mobilization efforts, and other costs related to the COVID-19 pandemic.
13. Income Taxes

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
The Tax Cut and Jobs Act (“Tax Act”) enacted on December 22, 2017 includes two sets of provisions aimed at preventing or decreasing U.S. tax base erosion - the global intangible low-taxed income (“GILTI”) provisions and the base erosion and anti-abuse tax (“BEAT”) provisions. The GILTI provisions impose taxes on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company elected to account for GILTI tax in the period in which it is incurred. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The BEAT provisions eliminate the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax. The Company included the current year impact of the GILTI tax and BEAT in the estimated annual effective tax rate calculation.

The Company recognized income tax expense for the three months ended March 31, 2020 on the year-to-date pre-tax income. The deviation from the federal statutory tax rate of 21% is primarily attributable to recognizing the provisions for GILTI plus the geographical mix of earnings, permanent differences and discrete items. The income tax expense for the three months ended March 31, 2020 was higher than the amount derived by applying the federal statutory tax rate of 21% primarily due to GILTI and discrete items.

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
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. U.S. federal income tax returns since 2016 are currently open for examination. State jurisdictions vary for open tax years. The statute of limitations for most states ranges from three to six years.

At December 31, 2019, the Company had gross deferred tax assets of $135.0 million, of which $64.1 million related to net operating loss carryforwards. The majority of the Company's carryforwards were generated in 2014 and 2016. The Company expects to be profitable, allowing the Company to utilize its NOL carryforward and other deferred tax assets.
14. 8.00% Series A Convertible Preferred Stock

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
The preferred stock is held by a related party, TCP-ASC ACHI Series LLLP, a limited liability limited partnership jointly owned by Ascension Health Alliance and investment funds affiliated with TowerBrook (the “Investor”).

The following summarizes the preferred stock activity for the three months ended March 31, 2020 (in millions, except per share data):

	Preferred Stock
	Shares Issued and Outstanding	Carrying Value
Balance at December 31, 2019	266,529	$229.1
Dividends paid/accrued dividends	5,330	5.4
Balance at March 31, 2020	271,859	$234.5

15. Earnings (Loss) Per Share
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
Diluted net income per share is calculated using the more dilutive of the if-converted or the two-class method. For the three months ended March 31, 2020 and 2019, the two-class method was more dilutive and was computed by adjusting the denominator used in the basic net income per share computation by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, shares issuable upon vesting of RSAs, RSUs, PBRSUs and shares issuable upon conversion of preferred stock.
Basic and diluted net income (loss) per common share are calculated as follows (in millions, except share and per share data):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended March 31,
	2020	2019
Basic EPS:
Net income (loss)	$18.2	$0.2
Less dividends on preferred shares	(5.4)	(5.0)
Less income allocated to preferred shareholders	(6.2)	—
Net income (loss) available/(allocated) to common shareholders - basic	$6.6	$(4.8)
Diluted EPS:
Net income (loss)	$18.2	$0.2
Less dividends on preferred shares	(5.4)	(5.0)
Less income allocated to preferred shareholders	(5.0)	—
Net income (loss) available/(allocated) to common shareholders - diluted	$7.8	$(4.8)
Basic weighted-average common shares	114,441,043	109,802,632
Add: Effect of dilutive equity awards	11,893,514	—
Add: Effect of dilutive warrants	43,285,621	—
Diluted weighted average common shares	169,620,178	109,802,632
Net income (loss) per common share (basic)	$0.06	$(0.04)
Net income (loss) per common share (diluted)	$0.05	$(0.04)
Because of their anti-dilutive effect, 525,414 common share equivalents comprised of stock options, PBRSUs, and RSUs have been excluded from the diluted earnings per share calculation for the three months ended March 31, 2020.
For the three months ended March 31, 2019, 24,607,310 common share equivalents have been excluded from the diluted earnings per share calculation because of their anti-dilutive effect. Additionally, for the three months ended March 31, 2019, the Investor's and Intermountain's exercisable warrants to acquire up to 60 million and 1.5 million shares, respectively, of the Company's common stock have been excluded from the diluted earnings per share calculation because they are anti-dilutive.

16. Commitments and Contingencies

Legal Proceedings

Other than as described below, the Company is not presently a party to any material litigation or regulatory proceeding and is not aware of any pending or threatened litigation or regulatory proceeding against the Company which, individually or in the aggregate, could have a material adverse effect on its business, operating results, financial condition or cash flows.

In May 2016, the Company was served with a False Claims Act case brought by a former emergency department service associate who worked at a hospital of one of the Company’s customers, MedStar Inc.’s Washington Hospital Center (“WHC”), along with WHC and three other hospitals that were PAS clients and a place holder, John Doe hospital, representing all PAS clients (U.S. ex rel. Graziosi vs. Accretive Health, Inc. et. al.), and seeking money damages, False Claims Act penalties and plaintiff’s attorneys’ fees. The Third Amended Complaint alleges that the Company’s PAS business violates the federal False Claims Act. The case was originally filed under seal in 2013 in the federal district court in Chicago, was presented to the U.S. Attorney in Chicago, and the U.S. Attorney declined to intervene. The Company believes that it has meritorious defenses to all claims in the case and

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
intends to vigorously defend itself against these claims. The Company and plaintiff have filed motions for summary judgment, which are fully briefed and pending the judge's decision. The outcome is not presently determinable.
17. Related Party Transactions
This note encompasses transactions between Ascension and the Company pursuant to the amended and restated Master Professional Services Agreement (“A&R MPSA”), including all supplements, amendments and other documents entered into in connection therewith. For further details on the Company's agreements with Ascension, see Note 1 and Note 18 of the Company's 2019 Form 10-K.
Net services revenue from services provided to Ascension included in the Company’s consolidated statements of operations were (in millions):

	Three Months Ended March 31,
	2020	2019
Ascension	$208.4	$181.8
Amounts included in the Company's consolidated balance sheets for Ascension, excluding debt, are (in millions):

	March 31, 2020	December 31, 2019
Accounts receivable, net of $0.1 million and $0.0 million allowance - related party	$36.3	$30.8

Current portion of customer liabilities	$31.0	$34.1
Non-current portion of customer liabilities	$19.3	$18.6
Total customer liabilities	$50.3	$52.7

Since Ascension is the Company's largest customer, a significant percentage of the Company's cost of services is associated with providing services to Ascension. However, due to the nature of the Company's global business services and information technology operations, it is impractical to assign the dollar amount associated with services provided to Ascension.

As of December 31, 2019, $0.0 million of the subordinated notes were due to Ascension and TowerBrook. The related party subordinated notes, along with a $2.2 million prepayment penalty, were repaid upon execution of the Credit Agreement on June 26, 2019. For the three months ended March 31, 2020 and 2019, $0.0 million and $3.7 million, respectively, of interest expense was attributable to related parties.
18. Deferred Contract Costs
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

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	March 31, 2020	December 31, 2019
Prepaid expenses and other current assets	$4.2	$4.0
Other assets	21.1	20.8
Total deferred contract costs	$25.3	$24.8
The associated assets are amortized as services are transferred to the customer over the remaining life of the contracts. For the three months ended March 31, 2020 and 2019, total amortization was $1.1 million and $0.7 million, respectively, and there were no associated impairment losses.
19. Segments and Customer Concentrations
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
Healthcare providers affiliated with Ascension have accounted for a significant portion of the Company’s net services revenue each year since the Company’s formation. For the three months ended March 31, 2020 and 2019, net services revenue from healthcare organizations affiliated with Ascension accounted for 65% and 66% of the Company's total net services revenue, respectively. The loss of customers within the Ascension health system could have a material adverse impact on the Company’s operations. For the three months ended March 31, 2020 and 2019, Intermountain Healthcare accounted for 15% and 15% of the Company's total net services revenue, respectively.
As of March 31, 2020 and December 31, 2019, the Company had a concentration of credit risk with Ascension accounting for 39% and 37% of accounts receivable, respectively.
20. Derivative Financial Instruments

The Company utilizes cash flow hedges to mitigate its currency risk arising from its global delivery resources and to reduce variability in interest cash flows from its outstanding debt. As of March 31, 2020, the Company has recorded $2.1 million and $3.3 million of existing losses in accumulated other comprehensive income for the foreign currency hedges and interest rate swaps, respectively. The Company estimates that $2.1 million and $1.8 million of losses reported in accumulated other comprehensive income are expected to be reclassified into earnings within the next 12 months for the foreign currency hedges and interest rate swaps, respectively. The amounts related to foreign currency hedges that were reclassified into cost of services were a net loss of $0.1 million during the three month period ended March 31, 2020, and a net gain of $0.1 million during the three month period ended March 31, 2019. The amounts related to the interest rate swaps that were reclassified into interest expense were a net gain of $0.1 million and $0.0 million during the three month periods ended March 31, 2020 and March 31, 2019, respectively.

The Company classifies cash flows from its derivative programs as cash flows from operating activities in the consolidated statements of cash flows. As of March 31, 2020, the Company’s currency forward contracts have maturities extending no later than December 31, 2020. The Company's interest rate swaps extend no later than August of 2022.

As of March 31, 2020, the notional amounts of the Company's open foreign currency forward contracts and interest rate swaps were approximately $40.1 million and $200.0 million, respectively. As of December 31, 2019, the notional amounts of the Company's open foreign currency forward contracts and interest rate swaps were approximately $52.6 million and $100.0 million, respectively. As of March 31, 2020, the Company held no derivatives, or non-derivative hedging instruments, that were designated in fair value or net investment hedges. Fair values for derivative financial instruments are based on prices computed using third-party valuation models and are classified as Level 2 in accordance with the three-level hierarchy of fair value measurements.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
21. Subsequent Events

SCI Solutions, Inc. Acquisition

On April 1, 2020, the Company completed the previously announced acquisition of SCI, pursuant to a stock purchase agreement dated as of January 9, 2020 (the “Stock Purchase Agreement”), by and among the Company, Seller Blocker and Seller.

At the closing of the transaction, the Company purchased from the Seller all of the issued and outstanding equity interests of the Seller Blocker, which owns all of the issued and outstanding equity interests of SCI. The aggregate purchase price consisted of $190 million in cash, which was adjusted pursuant to the Stock Purchase Agreement for estimated cash and working capital at the closing of the transaction, and is subject to a post-closing adjustment process. The Company will also be required to make an additional earn-out payment of up to $10 million if certain financial and operational targets are met within twelve months following the closing date.

The Incremental Term Loan was drawn substantially concurrently with the acquisition of SCI on April 1, 2020. The proceeds of the Incremental Term Loan were used to fund the purchase price for SCI and related expenses. The Incremental Term Loan has terms consistent with those of the Senior Term Loan, including with respect to interest, maturity, amortization and prepayments and has the same affirmative and negative covenants and events of default as those applicable to the Senior Term Loan under the Credit Agreement. For further details on our debt agreements, refer to Note 10, Debt.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, that involve substantial risks and uncertainties. These statements are often identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “designed,” “may,” “plan,” “predict,” “project,” “would” and similar expressions or variations. These forward-looking statements include, among other things, statements about the potential impacts of the COVID-19 pandemic, our strategic initiatives, our capital plans, our costs, our ability to successfully deliver on our commitments to our customers, our ability to deploy new business as planned, our ability to successfully implement new technologies, our future financial performance, and our liquidity. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the severity, magnitude and duration of the COVID-19 pandemic; responses to the pandemic by the government and healthcare providers and the direct and indirect impacts of the pandemic on our customers and personnel; the disruption of national, state and local economies as a result of the pandemic; the impact of the pandemic on our financial results, including possible lost revenue and increased expenses; as well as those discussed in the section titled “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and elsewhere in this Report, and those set forth in Part I, Item 1A of the 2019 Form 10-K and our other filings with the SEC. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
Overview
Our Business
R1 is a leading provider of technology-enabled revenue cycle management (“RCM”) services to healthcare providers, including health systems and hospitals, physicians groups, and municipal and private emergency medical service (“EMS”) providers. Our services help healthcare providers generate sustainable improvements in their operating margins and cash flows while also enhancing patient, physician and staff satisfaction for our customers.
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
Our primary service offering consists of end-to-end RCM services for health systems, hospitals, physician groups, and EMS providers, which we deploy through an operating partner relationship or a co-managed relationship. Under an operating partner relationship, we provide comprehensive revenue cycle infrastructure to providers, including all revenue cycle personnel, technology solutions and process workflow. Under a co-managed relationship, we leverage our customers’ existing RCM staff and processes, and supplement them with our infused management, subject matter specialists, proprietary technology solutions and other resources. Under the operating partner model, we record higher revenue and expenses due to the fact that almost all of the revenue cycle personnel are our employees and more third-party vendor contracts are controlled by us. Under the co-managed model, the majority of the revenue cycle personnel and more third-party vendor contracts remain with the customer and those costs are netted against our co-managed revenue. For the three months ended March 31, 2020 and 2019, substantially all of our net operating and incentive fees from end-to-end RCM services were generated under the operating partner model.

We also offer modular services, allowing customers to engage us for only specific components of our end-to-end RCM service offering, such as physician advisory services (“PAS”), practice management (“PM”), revenue integrity solutions (“RIS”), patient experience, coding management, and business office. Our PAS offering assists healthcare organizations in complying with payer requirements regarding whether to classify a hospital visit as an in-patient or an out-patient observation case for billing purposes. Our PM services offer administrative and operational support to allow healthcare providers to focus on delivering high quality patient care and outsource non-core functions to us. Our RIS offering includes charge capture, charge description master (“CDM”) maintenance and pricing services that help providers ensure they are capturing the maximum net compliant revenue for services delivered. Our patient experience offering helps patients manage their data in one easy-to-use environment, enabling eligibility validation and insurance plan attribution, demographic accuracy, meeting authorization and referral requirements, medical necessity validation, and patient out-of-pocket cost estimation. Our coding management offering drives performance, quality, and consistent results via business intelligence and analysis, human capital management, an accountability framework, and a quality management program. Our business office service can help providers with the entire billing function or to specifically recoup revenue that may otherwise be lost by focusing skilled resources in lower priority areas with significant revenue potential.

Once implemented, our technology solutions, processes and services are deeply embedded in our customers’ day-to-day revenue cycle operations. We believe our service offerings are adaptable to meet an evolving healthcare regulatory environment, technology standards and market trends.
We operate our business as a single segment configured with our significant operations and offerings organized around the business of providing revenue cycle operations for healthcare providers.
SCI Solutions, Inc. Acquisition

On January 9, 2020, we entered into a Stock Purchase Agreement with Clearsight Intermediate Holdings, Inc. (“Seller Blocker”) and Clearsight Group Holdings, LLC (the “Seller”) providing for the purchase (the “SCI Acquisition”) by us from the Seller of all of the issued and outstanding equity interests of Seller Blocker, which owns all of the issued and outstanding equity interests of scheduling.com, Inc. d/b/a SCI Solutions, Inc. (“SCI”). SCI is a leading provider of software-as-a-service (“SaaS”)-based scheduling and patient access solutions. SCI’s platform streamlines the patient and provider experience, creating efficient care networks where health systems’ capacity is digitally and conveniently accessible to all market constituents. The combination of R1 and SCI is expected to deliver enhanced value for healthcare providers by enabling them to expand digital front door strategies for their patients, improve operating efficiency, and increase capacity utilization, among other benefits. On April 1, 2020, we completed the acquisition of SCI. The aggregate purchase price consisted of $190 million in cash, which was adjusted pursuant to the Stock Purchase Agreement for estimated cash and working capital at the closing of the transaction, and is subject to a post-closing adjustment process. We will also be required to make an additional earn-out payment of up to $10 million if certain financial and operational targets are met within twelve months following the closing date.

On June 26, 2019, we entered into a senior credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent and the lenders named therein for senior secured credit facilities consisting of a $325.0 million senior secured term loan facility (the “Senior Term Loan”) and a $100.0 million senior secured revolving credit facility. On March 20, 2020, we entered into Amendment No. 1 to the Credit Agreement (the “Amendment”), pursuant to which the lenders named in the Amendment agreed to provide an additional $191.1 million incremental delayed-draw term loan facility (the “Incremental Term Loan”) on the same terms as its existing Senior Term Loan provided under the Credit Agreement.

The Incremental Term Loan was drawn substantially concurrently with the acquisition of SCI. The proceeds of the Incremental Term Loan were used to fund the purchase price for SCI and related expenses. The Incremental Term Loan has terms consistent with those of the Senior Term Loan, including with respect to interest, maturity, amortization and prepayments and has the same affirmative and negative covenants and events of default as those applicable to the Senior Term Loan under the Credit Agreement.

Coronavirus Pandemic

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in Wuhan, China and has since spread to other countries, including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. The United States, where we are headquartered and where the majority of our customers’ operations are based, has declared a state of emergency. Governments around the world have enacted temporary closures of businesses, issued stay-at-home orders, and taken other restrictive measures in response to the COVID-19 pandemic. Within the United States, our company has been designated an essential business, which allows us to continue to serve our customers.

The COVID-19 pandemic has not had a significant impact on our results of operations for the three months ended March 31, 2020. However, given the ongoing challenges associated with efforts to contain the spread of COVID-19 and related business impact for our customers, we initiated a number of actions in March 2020 to ensure (1) the health and safety of our workforce and (2) uninterrupted and, in many respects, expanded support for our customers and the patients and communities they serve. Our efforts to date include: restricting all non-essential domestic and international travel; repositioning more than 15,000 global employees to a work-from-home operating environment; offering free COVID-19 testing; expanding paid time off for employees impacted by low work volumes; providing appreciation bonuses to our front-line, patient facing services employees; launching a new remote patient registration tool to minimize contact between patients and registration staff and conserve personal protective equipment; leveraging capabilities acquired via our SCI acquisition to assist customers with processes to restart elective procedure scheduling; offering in-depth regulatory analysis and guidance for our customers given numerous changes to healthcare regulatory federal and state rules; and providing customers with operational best practices for implementation and revenue cycle management of telehealth services.

In light of the uncertainties caused by the COVID-19 pandemic, we have implemented measures to control costs and cash spending, including freezing hiring for non-critical roles, reducing capital expenditures, eliminating discretionary spending, and suspending our 401(k) match and non-essential travel for the remainder of 2020. We are deferring our payroll tax remittances to the federal government as allowed under the CARES Act. We have also accelerated a corporate cost savings initiative that was originally planned for the fourth quarter. We have conducted a comprehensive review of our cost structure and capital expenditure needs to identify additional potential opportunities to further reduce cost structure and preserve our liquidity. As we navigate the uncertainties of the pandemic, our focus has been on balancing long-term growth opportunities with short-term challenges.

Given the length and extent of numerous shelter-in-place orders and restrictions, there was a decrease in patient volumes for our customers starting in mid-March 2020. We have continued to employ our workforce that is idled due to lower patient volumes because it is important to have that capacity available to serve our customers as volumes return.

The impact of the COVID-19 pandemic is fluid and continues to evolve. We cannot predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted. However, we continue to assess its impact on our business and are actively managing our response. For further details on the potential impact of COVID-19 on our business, refer to “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
CONSOLIDATED RESULTS OF OPERATIONS

The following table provides consolidated operating results and other operating data for the periods indicated:

	Three Months Ended March 31,		2020 vs. 2019 Change
	2020	2019	Amount	%
	(In millions except percentages)
Consolidated Statement of Operations Data:
Net operating fees	$280.9	$241.3	$39.6	16%
Incentive fees	16.8	12.2	4.6	38%
Other	22.8	22.4	0.4	2%
Net services revenue	320.5	275.9	44.6	16%
Operating expenses:
Cost of services	253.9	237.2	16.7	7%
Selling, general and administrative	25.5	22.5	3.0	13%
Other expenses	8.7	8.8	(0.1)	(1)%
Total operating expenses	288.1	268.5	19.6	7%
Income (loss) from operations	32.4	7.4	25.0	338%
Net interest (expense) income	3.8	10.2	(6.4)	(63)%
Net income (loss) before income tax provision	28.6	(2.8)	31.4	n.m.
Income tax provision (benefit)	10.4	(3.0)	13.4	n.m.
Net income (loss)	$18.2	$0.2	$18.0	n.m.

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
We understand that, although non-GAAP measures are frequently used by investors, securities analysts, and others in their evaluation of companies, these measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:
•Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA does not reflect share-based compensation expense;
•Adjusted EBITDA does not reflect income tax expenses or cash requirements to pay taxes;

•Adjusted EBITDA does not reflect interest expenses or cash required to pay interest;
•Adjusted EBITDA does not reflect certain other expenses which may require cash payments;
•Although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and adjusted EBITDA does not reflect cash requirements for such replacements or other purchase commitments, including lease commitments; and
•Other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
Reconciliation of GAAP and Non-GAAP Measures
The following table represents a reconciliation of adjusted EBITDA to net income (loss), the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended March 31,		2020 vs. 2019 Change
	2020	2019	Amount	%
	(In millions except percentages)
Net income (loss)	$18.2	$0.2	$18.0	n.m.
Net interest expense (income)	3.8	10.2	(6.4)	(63)%
Income tax provision (benefit)	10.4	(3.0)	13.4	n.m.
Depreciation and amortization expense	15.7	12.9	2.8	22%
Share-based compensation expense (1)	4.8	4.3	0.5	12%
Other expenses (2)	8.7	8.8	(0.1)	(1)%
Adjusted EBITDA (non-GAAP)	$61.6	$33.4	$28.2	84%

n.m. - not meaningful
(1)  Share-based compensation expense represents the expense associated with stock options, restricted stock units and restricted stock awards granted, as reflected in our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 11, Share-Based Compensation, to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the detail of the amounts of share-based compensation expense.
(2) Other expenses consist of the following (in millions):

	Three Months Ended March 31,
	2020	2019
Severance and related employee benefits	$1.1	$(1.4)
Strategic initiatives (1)	3.2	3.4
Transitioned employees restructuring expense (2)	(0.1)	4.2
Digital Transformation Office (3)	—	2.5
Other (4)	4.5	0.1
Total other expenses	$8.7	$8.8

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
(4) For the three months ended March 31, 2020, includes $2.6 million of expenses pertaining to appreciation bonuses for the Company’s front-line employees, pandemic response mobilization efforts, and other costs related to the COVID-19 pandemic.
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Net Services Revenue

Net services revenue increased by $44.6 million, or 16%, from $275.9 million for the three months ended March 31, 2019, to $320.5 million for the three months ended March 31, 2020. The increase was primarily driven by a $21.4 million increase in net operating fees as a result of new customers onboarded since the beginning of 2019, a $12.1 million increase in organic growth at our customers, and a $4.6 million increase in incentive fees.
Cost of Services
Cost of services increased by $16.7 million, or 7%, from $237.2 million for the three months ended March 31, 2019, to $253.9 million for the three months ended March 31, 2020. The increase was primarily driven by an increase in costs associated with new customers onboarded in the last 12 months, partially offset by lower compensation costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $3.0 million, or 13%, from $22.5 million for the three months ended March 31, 2019, to $25.5 million for the three months ended March 31, 2020. The increase was primarily driven by investments in human resources spend to support scaling business operations, as well as sales and marketing spend as the Company increased its efforts to pursue new business operations.
Other Expenses
Other expenses decreased by $0.1 million, or 1%, from $8.8 million for the three months ended March 31, 2019, to $8.7 million for the three months ended March 31, 2020. This decrease was primarily driven by decreased expenses related to transitioned employee restructuring expenses and the Digital Transformation Office (“DTO”). These decreases were partially offset by expenses related to COVID-19, including appreciation bonuses for the Company’s front-line employees and pandemic response mobilization efforts, and enterprise resource planning (“ERP”) system implementation costs.
Income Tax Provision (Benefit)
Income tax expense increased by $13.4 million from a $3.0 million income tax benefit for the three months ended March 31, 2019 to a $10.4 million income tax expense for the three months ended March 31, 2020, primarily due to higher pre-tax income and certain permanent items. Our effective tax rate (including discrete items) was approximately 36% and 107% for the three months ended March 31, 2020 and 2019, respectively. The interim tax accounting guidance requires the use of the estimated Annual Effective Tax Rate (“AETR”) based on a full year of forecasted income and tax expense/(benefit) applied to year to date income/(loss). Our tax rate is also affected by discrete items that may occur in any given year, but are not necessarily consistent from year to year.
CRITICAL ACCOUNTING POLICIES
Management considers an accounting policy to be critical if the accounting policy requires management to make particularly difficult, subjective, or complex judgments about matters that are inherently uncertain. A summary of our critical accounting policies is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Policies and Use of Estimates” of our 2019 Form 10-K. There have been no material changes to the critical accounting policies disclosed in our 2019 Form 10-K other than the impact of adopting new accounting standards.
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
Liquidity and Capital Resources

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Net cash provided by operating activities	$0.6	$71.1
Net cash (used in) investing activities	$(13.3)	$(14.8)
Net cash provided by (used in) financing activities	$28.4	$(3.8)
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Operating Activities
Cash provided by operating activities fell by $70.5 million from $71.1 million for the three months ended March 31, 2019, to $0.6 million for the three months ended March 31, 2020. Cash provided by operating activities decreased primarily due to the payment of the annual incentive compensation in the first quarter of 2020, as opposed to the second quarter of 2019, and the timing of accounts receivables collections for the three months ended March 31, 2019.
Investing Activities
Cash used in investing activities decreased by $1.5 million from $14.8 million for the three months ended March 31, 2019, to $13.3 million for the three months ended March 31, 2020. Cash used in investing activities decreased due to reduced spending for the three months ended March 31, 2020 related to Information Technology (“IT”) spending, partially offset by increased capital expenditures to mobilize work-from-home efforts due to COVID-19.
Financing Activities
Cash provided by financing activities increased by $32.2 million from cash used of $3.8 million for the three months ended March 31, 2019, to cash provided of $28.4 million for the three months ended March 31, 2020. This change was primarily due to increased borrowing under our revolver in 2020 in order to maintain sufficient cash on hand in light of the COVID-19 pandemic.
Future Capital Needs
In June 2019, we refinanced our debt, paying off the prior senior credit facility and subordinated notes and replacing them with one senior secured credit facility, including a senior term loan of $325.0 million and a senior revolver providing for borrowings of up to $100.0 million.

On March 20, 2020, the Company entered into Amendment No. 1 to the Credit Agreement (the “Amendment”), pursuant to which the lenders named in the Amendment agreed to provide an additional $191.1 million incremental delayed-draw term loan facility (the “Incremental Term Loan”) on the same terms as its existing Senior Term Loan provided under the Credit Agreement.

The Incremental Term Loan was drawn substantially concurrently with the closing of the SCI Acquisition on April 1, 2020. The proceeds of the Incremental Term Loan were used to fund the purchase price for the SCI Acquisition and related expenses.

We continue to invest capital in order to achieve our strategic initiatives. In addition, we plan to continue to enhance customer service by continuing our investment in technology to enable our systems to more effectively integrate with our customers’ existing technologies in connection with our strategic initiatives. We plan to continue to deploy resources to strengthen our information technology infrastructure, including automation, in order to drive additional value for our customers. We also expect to continue to invest in our shared services infrastructure and capabilities, and selectively pursue acquisitions and/or strategic relationships that will enable us to broaden or further enhance our offerings. Due to the COVID-19 impact on the economy, we have reduced discretionary spending in order to ensure we maintain sufficient cash reserves throughout the time frame which we are impacted. Additionally, in the first quarter of 2020, we borrowed an additional $30 million under our senior revolver to maintain sufficient cash on hand in light of the COVID-19 pandemic.
New business development remains a priority as we plan to continue to invest in our sales and marketing efforts. Additionally, we expect to incur costs associated with implementation and transition costs to onboard new customers.
We believe that our available cash balances, cash flows expected to be generated from operations, and additional capacity under the revolving credit facility will be sufficient to satisfy our current and planned working capital and investment needs for the next twelve months. No assurance can be given, however, that this will be the case. The extent to which COVID-19 will ultimately impact our results will depend on future developments, which are highly uncertain, but could materially adversely impact our business, results of operations, and liquidity in future periods.
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

The Senior Revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swing loans.” Any issuance of letters of credit or making of a swing loan will reduce the amount available under the revolving credit facility. As of March 31, 2020, we had $70.0 million in borrowings, no letters of credit outstanding, and $30.0 million of availability under the Senior Revolver.

Borrowings under the Senior Secured Credit Facilities bear interest, at our option, at: (i) an Alternate Base Rate (“ABR”) equal to the greater of (a) the prime rate of Bank of America, N.A., (b) the federal funds rate plus 0.50% per annum, and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus between 0.75% and 1.75% dependent on our Net Leverage Ratio (provided that the Eurodollar rate applicable to the Term Loan Facility shall not be less than 0.00% per annum); or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the Term Loan Facility shall not be less than 0.00% per annum), plus between 1.75% and 2.75%, dependent on our Net Leverage Ratio. The interest rate as of March 31, 2020 was 2.99%. We are also required to pay an unused commitment fee to the lenders under the Senior Revolver at a rate between 0.30% and 0.50% of the average daily unutilized commitments thereunder dependent on our net leverage ratio.

The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and our subsidiaries' ability to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase our capital stock; (vi) make investments, loans or advances; (vii) repay certain junior indebtedness; (viii) engage in certain transactions with affiliates; (ix) enter into sale and leaseback transactions; (x) amend material agreements governing certain of our junior indebtedness; (xi) change our lines of business; (xii) make certain acquisitions; and (xiii) limitations on the letter of credit cash collateral account. The Credit Agreement contains customary affirmative covenants and events of default. In addition, we are required to maintain minimum consolidated total net leverage and consolidated interest coverage ratios. We were in compliance with all of the covenants in the Credit Agreement as of March 31, 2020.

For further details on our debt, refer to Note 13 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”).

Incremental Term Loan
On April 1, 2020, substantially concurrently with the closing of the SCI Acquisition, we borrowed an additional $191.1 million under an incremental delayed-draw term loan facility (the “Incremental Term Loan”) on the same terms as our existing Senior Term Loan provided under the Credit Agreement. The proceeds of the Incremental Term Loan were used to fund the purchase price for the SCI Acquisition and related expenses. The Incremental Term Loan has terms consistent with those of the Senior Term Loan, including with respect to interest, maturity, amortization and prepayments and has the same affirmative and negative covenants and events of default as those applicable to the Senior Term Loan under the Credit Agreement.

CONTRACTUAL OBLIGATIONS

The following table presents a summary of our contractual obligations as of March 31, 2020 (in millions):

	2020	2021	2022	2023	2024	2025	Thereafter	Total
Operating leases (1)	$15.4	$18.2	$15.9	$15.0	$14.7	$14.6	$33.6	$127.4
Purchase and finance lease obligations (2)	$8.1	$5.5	$5.2	$4.0	$—	$—	$—	$22.8
Debt obligations (3)	$12.2	$20.3	$24.4	$28.4	$297.5	$—	$—	$382.8
Interest on debt	$9.1	$11.5	$10.6	$9.6	$4.3	$—	$—	$45.1
Total	$44.8	$55.5	$56.1	$57.0	$316.5	$14.6	$33.6	$578.1

(1) Obligations and commitments to make future minimum rental payments under non-cancelable operating leases having remaining terms in excess of one year.
(2) Includes obligations associated with IT software and service costs.
(3) We borrowed an additional $191.1 million under the Incremental Term Loan on April 1, 2020.

We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial results.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk
Interest Rate Sensitivity. Our results of operations and cash flows are subject to fluctuations due to changes in interest rates due to our debt and banking arrangements, which can result in fluctuations in our interest income and expense. As of March 31, 2020, we have hedged $100.0 million of our $382.8 million outstanding floating rate debt to a fixed rate of 1.4% plus the applicable spread defined in the Credit Agreement. An additional $100.0 million of our outstanding floating rate debt is hedged to a fixed rate of 1.1065% plus the applicable spread defined in the Credit Agreement. The remaining $182.8 million outstanding is subject to an average variable rate of 2.99% as of March 31, 2020. Assuming the current level of borrowings, a one percentage point increase or decrease in interest rates would increase or decrease our annual interest expense by approximately $1.8 million.
Our interest income is primarily generated from variable rate interest earned on operating cash accounts.
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee and the Euro because a portion of our operating expenses are incurred by our subsidiaries in India and Lithuania, and are denominated in Indian rupees and Euros, respectively. We do not generate significant revenues outside of the United States. For the three months ended March 31, 2020 and 2019, 9% and 7% of our expenses were denominated in foreign currencies, respectively. As of March 31, 2020 and 2019, we had net assets of $43.0 million and $38.7 million in foreign entities, respectively. The reduction in earnings from a 10% change in foreign currency spot rates would be $2.8 million and $2.2 million at March 31, 2020 and 2019, respectively.
For designated cash flow hedges, gains and losses currently recorded in accumulated other comprehensive loss will be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as cost of services. As of March 31, 2020, it was anticipated that approximately $1.3 million of losses, net of tax, currently recorded in accumulated other comprehensive loss will be reclassified into cost of services within the next 12 months.

We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $3.5 million as of March 31, 2020.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Our Chief Executive Officer and interim Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2020, we implemented a new Enterprise Resource Planning (“ERP”) system. The new ERP system was designed and implemented, in part, to enhance the overall system of internal controls over financial reporting through further automation and integration of business processes. In connection with the ERP system implementation, we updated the processes that constitute our internal control over financial reporting, as necessary, to accommodate related changes to our accounting procedures and business processes.

PART II

Item 1.	Legal Proceedings

Other than as described below, we are presently not a party to any material litigation or regulatory proceeding and are not aware of any pending or threatened litigation or regulatory proceeding against us which, individually or in the aggregate, could have a material adverse effect on our business, operating results, financial condition or cash flows.

In May 2016, we were served with a False Claims Act case brought by a former emergency department service associate who worked at a hospital of one of our customers, MedStar Inc.’s Washington Hospital Center (“WHC”), along with WHC and three other hospitals that were PAS clients and a place holder, John Doe hospital, representing all PAS clients (U.S. ex rel. Graziosi vs. Accretive Health, Inc. et. al.), and seeking money damages, False Claims Act penalties and plaintiff’s attorneys’ fees. The Third Amended Complaint alleges that our PAS business violates the federal False Claims Act. The case was originally filed under seal in 2013 in the federal district court in Chicago, was presented to the U.S. Attorney in Chicago, and the U.S. Attorney declined to intervene. We believe that we have meritorious defenses to all claims in the case and intend to vigorously defend the Company against these claims. We and the plaintiff have filed motions for summary judgment, which are fully briefed and pending the judge's decision. The outcome is not presently determinable.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

There have been no material changes in our risk factors from those disclosed in the 2019 Form 10-K, except as follows:

The novel coronavirus (“COVID-19”) pandemic has negatively affected and will likely continue to negatively affect our business, operating results, and financial condition.

On March 11, 2020, the COVID-19 outbreak was characterized as a pandemic by the World Health Organization. In response to the pandemic, governments around the world have implemented numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders and shutdowns. These measures have impacted and may further impact all or portions of our workforce and operations and the operations of our customers. These impacts include decreases in patient volumes, the need for personal protective equipment and other protective measures for front-line employees, and work-from-home arrangements. Restrictions on our employees’ ability to travel could affect our ability to sell or onboard certain services. Our business, along with the global economy, has been adversely affected by these measures, which have resulted in a significant reductions in spending, volatile economic conditions and business disruptions across markets globally.

Due to the timing and nature of the geographic spread of COVID-19, the adverse impacts to our results of operations for the three months ended March 31, 2020 were limited. However, due to the continued global spread of COVID-19, including throughout the U.S., we anticipate adverse effects on our results of operations throughout our business during the second quarter as more customers experience disruptions to their businesses. In response to governmental restrictions and/or concerns regarding the spread of the virus, many patients and/or providers have delayed or cancelled routine and non-essential medical procedures and physician visits. As a result, a number of our customers have a reduced need for our personnel on site to manage their RCM activities, and we idled our employees in response, while continuing to pay these employees. We also have a large number of employees now working from home, and such arrangements may involve increased use of public Wi-Fi and use of office equipment off premises, which may make our business more vulnerable to cybersecurity breach attempts. This period of uncertainty could also lead to an increase in phishing and other scams, fraud, theft or other criminal activity. In addition, we have a significant number of personnel internationally, including in India, which has implemented strict travel restrictions across the country. Travel restrictions or other containment measures or the sudden spread of COVID-19 in India or in any other country where we have a large number of personnel or critical operations could impair our ability to manage day-to-day service delivery for our customers, which could result in, among other things, losses of revenue or breaches of our customer contracts if a large number of personnel were unable to work at the same time. Further, adverse impacts to our customers’ businesses as a result of the COVID-19 pandemic could cause delays in, or limit their ability to, make timely payments to us, which could adversely affect our results of operations. The COVID-19 pandemic and the response to it have caused an economic slowdown. An economic slowdown, recession or economic uncertainty as a result of the COVID-19 outbreak could negatively affect us by reducing patient or service volumes and payment ability. The extent to which COVID-19 will ultimately impact our results will depend on future developments, which are highly uncertain, but could materially adversely impact our business, results of operations, and liquidity in future periods.

In recent weeks, the COVID-19 pandemic has also significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets, which can increase the cost of capital and adversely impact our ability to access capital.

These and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risks described in the “Risk Factors” section in our Annual Report on Form 10-K for the Year Ended December 31, 2019. The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the ultimate geographic spread of the pandemic, the duration of the outbreak, travel restrictions, business closures or business disruption and the actions taken throughout the world, including in our markets, to contain COVID-19 or treat its impact. The severity, magnitude and duration of the COVID-19 pandemic is uncertain, rapidly changing and difficult to predict and depends on events beyond our knowledge or control. We might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results. As a result, we cannot at this time predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Disruptions in service or damage to our global business services centers and third-party operated data centers could adversely affect our business.

Our global business services centers and third-party operated data centers are essential to our business. Our operations depend on our ability to operate our global business services centers and maintain and protect our applications, which are located in data centers that are operated for us by third parties. We cannot control or assure the continued or uninterrupted availability of these third-party data centers. In addition, our information technologies and systems, as well as our data centers and global business services centers, are vulnerable to damage or interruption from various causes, including (1) acts of God and other natural disasters, war, acts of terrorism and pandemics and other public health events, including the COVID-19 pandemic, and (2) power losses, computer systems failures, internet and telecommunications or data network failures, operator error, losses of and corruption of data and similar events. We have a business continuity plan and maintain insurance against fires, floods, other natural disasters and general business interruptions to mitigate the adverse effects of a disruption, relocation or change in operating environment at one of our data centers or global business services centers, but the situations we plan for and the amount of insurance coverage we maintain may not be adequate in every particular case. In addition, the occurrence of any of these events could result in interruptions, delays or cessations in service to our customers, or in interruptions, delays or cessations in the direct connections we establish between our customers and payers. Any of these events could impair or inhibit our ability to provide our services, reduce the attractiveness of our services to current or potential customers and adversely affect our financial condition and results of operations.

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

Our reliance on an international workforce exposes us to disruptions in the business, political and economic environment in those regions. Maintenance of a stable political environment is important to our operations, and terrorist attacks and acts of violence or war may directly affect our physical facilities and workforce or contribute to general instability. Our global business services operations require us to comply with local laws and regulatory requirements, which are complex and of which we may not always be aware, and expose us to foreign currency exchange rate risk. Our global business services operations may also subject us to trade restrictions, reduced or inadequate protection for intellectual property rights, security breaches, pandemics and other public health events, including the COVID-19 pandemic, and other factors that may adversely affect our business. Negative developments in any of these areas could increase our costs of operations or otherwise harm our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sale of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated:

Period	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (in millions) (2)
January 1, 2020 through January 31, 2020	310	$12.47	—	$49.0
February 1, 2020 through February 29, 2020	114	$12.50	—	$49.0
March 1, 2020 through March 31, 2020	121	$12.60	—	$49.0

(1)	Includes the surrender of shares of our common stock related to employees’ tax withholding upon vesting of restricted stock. See Note 11, Share-Based Compensation, to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
(2)	On November 13, 2013, the Board authorized, subject to the completion of the restatement of our financial statements, the repurchase of up to $50.0 million of our common stock from time to time in the open market or in privately negotiated transactions (the “2013 Repurchase Program”). The timing and amount of any shares repurchased under the 2013 Repurchase Program will be determined by our management based on its evaluation of market conditions and other factors. The 2013 Repurchase Program may be suspended or discontinued at any time.

Item 6.	Exhibits

The following are filed or incorporated by reference as a part of this Quarterly Report on Form 10-Q:

(a)

Exhibit Number	Exhibit Description
10.1
Amendment No. 1 to Credit Agreement, dated as of March 20, 2020, by and among the Registrant, the other parties party thereto as Credit Parties (as defined therein), Bank of America, N.A., as administrative agent and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (file No. 001-34746) filed on March 23, 2020 (Exhibits and schedules were omitted pursuant to Item 601(b)(10) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request)

10.2+	Addendum No. 6 to Amended and Restated Services Agreement between the Registrant and IHC Health Services, Inc. dated as of January 28, 2020
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Portions of this exhibit (indicated therein by asterisks) have been omitted for confidential treatment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R1 RCM INC.

By:	/s/ Joseph Flanagan
Joseph Flanagan
President and Chief Executive Officer

By:	/s/ Richard B. Evans, Jr.
Richard B. Evans, Jr.
Interim Chief Financial Officer
Date: May 5, 2020