Form 10-Q
period 2020-06-30
R1 RCM INC.
filed 2020-08-05
CIK 1472595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2020
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of July 28, 2020, the registrant had 115,578,971 shares of common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1.CONSOLIDATED FINANCIAL STATEMENTS

R1 RCM Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	(Unaudited)
	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$123.1	$92.0
Accounts receivable, net of $5.1 million and $2.8 million allowance	64.3	52.3
Accounts receivable, net of $0.1 million and $0.0 million allowance - related party	25.3	30.8
Prepaid expenses and other current assets	48.0	41.6
Total current assets	260.7	216.7
Property, equipment and software, net	112.3	116.9
Operating lease right-of-use assets	68.3	77.9
Intangible assets, net	240.0	164.7
Goodwill	379.8	253.2
Non-current deferred tax assets	39.1	64.2
Non-current portion of restricted cash equivalents	1.0	0.5
Other assets	39.7	35.0
Total assets	$1,140.9	$929.1
Liabilities
Current liabilities:
Accounts payable	$24.2	$20.2
Current portion of customer liabilities	19.9	14.0
Current portion of customer liabilities - related party	23.4	34.1
Accrued compensation and benefits	52.4	95.1
Current portion of operating lease liabilities	13.4	12.8
Current portion of long-term debt	25.8	16.3
Other accrued expenses	46.4	40.0
Total current liabilities	205.5	232.5
Non-current portion of customer liabilities - related party	18.2	18.6
Non-current portion of operating lease liabilities	76.5	82.7
Long-term debt	538.6	337.7
Other non-current liabilities	15.9	10.4
Total liabilities	854.7	681.9

8.00% Series A convertible preferred stock, par value $0.01, 370,000 shares authorized, 277,296 shares issued and outstanding as of June 30, 2020 (aggregate liquidation value of $282.8); 370,000 shares authorized, 266,529 shares issued and outstanding as of December 31, 2019 (aggregate liquidation value of $271.9)	240.1	229.1
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 129,289,960 shares issued and 115,374,788 shares outstanding at June 30, 2020; 127,807,546 shares issued and 114,021,280 shares outstanding at December 31, 2019	1.3	1.3
Additional paid-in capital	375.2	372.7
Accumulated deficit	(245.3)	(277.8)
Accumulated other comprehensive loss	(10.4)	(4.5)
Treasury stock, at cost, 13,915,172 shares as of June 30, 2020; 13,786,266 shares as of December 31, 2019	(74.7)	(73.6)
Total stockholders’ equity	46.1	18.1
Total liabilities and stockholders’ equity	$1,140.9	$929.1
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(In millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net services revenue ($206.4 million and $414.8 million for the three and six months ended June 30, 2020, respectively, and $199.0 million and $380.8 million for the three and six months ended June 30, 2019, respectively, from related party)	$314.7	$295.0	$635.2	$570.9
Operating expenses:
Cost of services	248.3	246.1	502.2	483.3
Selling, general and administrative	23.3	25.8	48.8	48.3
Other expenses	18.0	10.7	26.7	19.5
Total operating expenses	289.6	282.6	577.7	551.1
Income from operations	25.1	12.4	57.5	19.8
Loss on debt extinguishment	—	18.8	—	18.8
Net interest expense	4.8	9.9	8.6	20.1
Income (loss) before income tax provision (benefit)	20.3	(16.3)	48.9	(19.1)
Income tax provision (benefit)	5.2	(11.1)	15.6	(14.1)
Net income (loss)	$15.1	$(5.2)	$33.3	$(5.0)
Net income (loss) per common share:
Basic	$0.04	$(0.09)	$0.10	$(0.14)
Diluted	$0.03	$(0.09)	$0.08	$(0.14)
Weighted average shares used in calculating net income (loss) per common share:
Basic	115,067,552	110,956,014	114,754,298	110,382,509
Diluted	165,887,964	110,956,014	167,809,324	110,382,509
Consolidated statements of comprehensive income (loss)
Net income (loss)	15.1	(5.2)	33.3	(5.0)
Other comprehensive income (loss):
Net change on derivatives designated as cash flow hedges, net of tax	0.8	0.1	(3.6)	0.3
Foreign currency translation adjustments	(0.2)	—	(2.3)	0.5
Comprehensive income (loss)	$15.7	$(5.1)	$27.4	$(4.2)

Basic:
Net income (loss)	$15.1	$(5.2)	$33.3	$(5.0)
Less dividends on preferred shares	(5.6)	(5.1)	(11.0)	(10.1)
Less income allocated to preferred shareholders	(4.7)	—	(11.0)	—
Net income (loss) available/allocated to common shareholders - basic	$4.8	$(10.3)	$11.3	$(15.1)
Diluted:
Net income (loss)	$15.1	$(5.2)	$33.3	$(5.0)
Less dividends on preferred shares	(5.6)	(5.1)	(11.0)	(10.1)
Less income allocated to preferred shareholders	(3.8)	—	(8.9)	—
Net income (loss) available/allocated to common shareholders - diluted	$5.7	$(10.3)	$13.4	$(15.1)
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)
(In millions, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	127,807,546	$1.3	(13,786,266)	$(73.6)	$372.7	$(277.8)	$(4.5)	$18.1
Impact of credit-loss standard adoption, net of tax of $0.3 million	—	—	—	—	—	(0.8)	—	(0.8)
Adjusted balance at January 1, 2020	127,807,546	$1.3	(13,786,266)	$(73.6)	$372.7	$(278.6)	$(4.5)	$17.3
Share-based compensation expense	—	—	—	—	4.8	—	—	4.8
Issuance of common stock related to share-based compensation plans	1,720	—	—	—	—	—	—	—
Exercise of vested stock options	553,520	—	—	—	3.1	—	—	3.1
Dividends paid/accrued	—	—	—	—	(5.4)	—	—	(5.4)
Acquisition of treasury stock related to share-based compensation plans	—	—	(545)	—	—	—	—	—
Net change on derivatives designated as cash flow hedges, net of tax of $1.5 million	—	—	—	—	—	—	(4.4)	(4.4)
Foreign currency translation adjustments	—	—	—	—	—	—	(2.1)	(2.1)
Net income	—	—	—	—	—	18.2	—	18.2
Balance at March 31, 2020	128,362,786	$1.3	(13,786,811)	$(73.6)	$375.2	$(260.4)	$(11.0)	$31.5
Share-based compensation expense	—	—	—	—	4.4	—	—	4.4
Issuance of common stock related to share-based compensation plans	463,038	—	—	—	—	—	—	—
Exercise of vested stock options	464,136	—	—	—	1.2	—	—	1.2
Dividends paid/accrued	—	—	—	—	(5.6)	—	—	(5.6)
Acquisition of treasury stock related to share-based compensation plans	—	—	(128,361)	(1.1)	—	—	—	(1.1)
Net change on derivatives designated as cash flow hedges, net of tax of $0.3 million	—	—	—	—	—	—	0.8	0.8
Foreign currency translation adjustments	—	—	—	—	—	—	(0.2)	(0.2)
Net income	—	—	—	—	—	15.1	—	15.1
Balance at June 30, 2020	129,289,960	$1.3	(13,915,172)	$(74.7)	$375.2	$(245.3)	$(10.4)	$46.1
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)
(In millions, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	123,353,656	$1.2	(12,811,755)	$(62.6)	$361.0	$(289.8)	$(3.5)	$6.3
Share-based compensation expense	—	—	—	—	4.5	—	—	4.5
Issuance of common stock related to share-based compensation plans	2,613	—	—	—	—	—	—	—
Exercise of vested stock options	145,235	—	—	—	0.4	—	—	0.4
Dividends paid/accrued	—	—	—	—	(5.0)	—	—	(5.0)
Acquisition of treasury stock related to share-based compensation plans	—	—	(342,998)	(3.3)	—	—	—	(3.3)
Forfeitures	—	—	(1,208)	—	—	—	—	—
Net change on derivatives designated as cash flow hedges, net of tax of $0.1 million	—	—	—	—	—	—	0.2	0.2
Foreign currency translation adjustments	—	—	—	—	—	—	0.5	0.5
Net income (loss)	—	—	—	—	—	0.2	—	0.2
Balance at March 31, 2019	123,501,504	$1.2	(13,155,961)	$(65.9)	$360.9	$(289.6)	$(2.8)	$3.8
Share-based compensation expense	—	—	—	—	4.8	—	—	4.8
Issuance of common stock related to share-based compensation plans	359,488	—	—	—	—	—	—	—
Exercise of vested stock options	1,329,175	0.1	—	—	7.3	—	—	7.4
Dividends paid/accrued	—	—	—	—	(5.1)	—	—	(5.1)
Acquisition of treasury stock related to share-based compensation plans	—	—	(143,739)	(1.4)	—	—	—	(1.4)
Forfeitures	—	—	—	—	—	—	—	—
Net change on derivatives designated as cash flow hedges, net of tax of $0.0 million	—	—	—	—	—	—	0.1	0.1
Foreign currency translation adjustments	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	(5.2)	—	(5.2)
Balance at June 30, 2019	125,190,167	$1.3	(13,299,700)	$(67.3)	$367.9	$(294.8)	$(2.7)	$4.4
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net income (loss)	$33.3	$(5.0)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	33.6	25.8
Amortization of debt issuance costs	0.5	1.2
Share-based compensation	9.1	9.0
Loss on disposal and right-of-use asset write-downs	4.5	—
Loss on debt extinguishment	—	18.8
Provision for credit losses	1.7	1.0
Deferred income taxes	15.1	(17.3)
Non-cash lease expense	6.0	5.6
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	(5.4)	25.4
Prepaid expenses and other assets	(10.5)	(10.1)
Accounts payable	4.5	7.2
Accrued compensation and benefits	(44.2)	(12.9)
Lease liabilities	(5.9)	(5.5)
Other liabilities	12.7	8.3
Customer liabilities and customer liabilities - related party	(9.7)	(7.5)
Net cash provided by operating activities	45.3	44.0
Investing activities
Purchases of property, equipment, and software	(31.1)	(32.3)
Acquisition of SCI, net of cash acquired and earn-out provision	(189.0)	—
Net cash used in investing activities	(220.1)	(32.3)
Financing activities
Issuance of senior secured debt, net of discount and issuance costs	190.6	321.8
Borrowings on revolver	50.0	60.0
Repayment of senior secured debt	(10.5)	(268.7)
Repayment of subordinated notes and prepayment penalty	—	(112.2)
Repayments on revolver	(20.0)	—
Exercise of vested stock options	4.3	7.7
Shares withheld for taxes	(1.1)	(4.7)
Finance lease payments	(0.7)	(0.4)
Other	(5.0)	—
Net cash provided by financing activities	207.6	3.5
Effect of exchange rate changes in cash, cash equivalents and restricted cash	(1.2)	0.3
Net increase in cash, cash equivalents and restricted cash	31.6	15.5
Cash, cash equivalents and restricted cash, at beginning of period	92.5	65.1
Cash, cash equivalents and restricted cash, at end of period	$124.1	$80.6
Supplemental disclosures of cash flow information
Accrued dividends payable to preferred stockholders	$5.6	$5.1
Accrued and other liabilities related to purchases of property, equipment and software	$11.2	$21.5
Accounts payable related to purchases of property, equipment and software	$0.6	$2.1
Interest paid	$7.4	$17.7
Income taxes paid	$2.5	$2.6
Income taxes refunded	$0.2	$0.1
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

1. Business Description and Basis of Presentation
Business Description
R1 RCM Inc. (the “Company”) is a leading provider of technology-enabled revenue cycle management (“RCM”) services to healthcare providers, including health systems and hospitals, physician groups, and municipal and private emergency medical service (“EMS”) providers. The Company helps healthcare providers generate sustainable improvements in their operating margins and cash flows while also enhancing patient, physician, and staff satisfaction for its customers. For further information regarding the Company's business, including relationships with Ascension Health (“Ascension”), TowerBrook Capital Partners (“TowerBrook”), and IHC Health Services, Inc. (“Intermountain”), and its prior acquisition of Intermedix Holdings, Inc. (“Intermedix”), refer to Note 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”).

SCI Solutions, Inc. Acquisition

On April 1, 2020, the Company completed the acquisition of scheduling.com, Inc. d/b/a SCI Solutions, Inc. (“SCI”) pursuant to a stock purchase agreement dated as of January 9, 2020 (“the Stock Purchase Agreement”), by and among the Company, Clearsight Intermediate Holdings, Inc. (“Clearsight Holdings”) and Clearsight Group Holdings, LLC (the “Seller”) (“the SCI Acquisition”). At the closing of the transaction, the Company purchased from the Seller all of the issued and outstanding equity interests of Clearsight Holdings, which owns all of the issued and outstanding equity interests of SCI. SCI is a leading provider of software-as-a-service (“SaaS”)-based scheduling and patient access solutions. SCI’s platform streamlines the patient and provider experience, creating efficient care networks where health systems’ capacity is digitally and conveniently accessible to all market constituents. The combination of R1 and SCI is expected to deliver enhanced value for healthcare providers by enabling them to expand digital front door strategies for their patients, improve operating efficiency, and increase capacity utilization, among other benefits. Refer to Note 4, Acquisition for additional details.
Basis of Presentation
The accompanying unaudited consolidated financial statements reflect the Company's financial position as of June 30, 2020, the results of operations of the Company for the three and six months ended June 30, 2020 and 2019, and the cash flows of the Company for the six months ended June 30, 2020 and 2019. These financial statements include the accounts of R1 RCM Inc. and its wholly-owned subsidiaries. All material intercompany amounts have been eliminated in consolidation. These financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial reporting and as required by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information, have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2020.
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
The carrying amounts of the Company’s financial instruments, which include financial assets such as cash and cash equivalents, restricted cash equivalents, accounts receivable, net, and certain other current assets, as well as financial liabilities such as accounts payable, accrued service costs, accrued compensation and benefits and certain other current liabilities, approximate their fair values, due to the short-term nature of these instruments. See Note 21, Derivative Financial Instruments, for a discussion of the fair value of the Company's forward currency derivative contracts and interest rate swaps.

The Company believes the carrying value of the senior term loan (see Note 11, Debt) approximates fair value as it is variable rate bank debt.

4. Acquisition

SCI

On April 1, 2020, the Company completed the acquisition of SCI. The SCI Acquisition has been accounted for under ASC 805, Business Combinations. Accordingly, the accounts of the acquired company, after adjustments to reflect fair values assigned to assets and liabilities, have been included in the Company’s consolidated financial statements since the date of the SCI Acquisition.

The purchase price for the SCI Acquisition was $190.0 million, subject to customary adjustments for cash, transaction expenses, earn-out consideration, and normalized working capital. The Company funded the purchase price for the SCI Acquisition and the Company’s associated transaction expenses with a combination of cash on hand and the incurrence of additional indebtedness (see Note 11, Debt). The purchase price has been provisionally allocated, on a preliminary basis, to assets acquired and liabilities assumed based on their preliminary estimated fair values as of the completion of the SCI Acquisition.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
At the effective date of the SCI Acquisition, the assets acquired and liabilities assumed are generally required to be measured at fair value. The fair value estimate of assets acquired and liabilities assumed are pending completion of multiple elements, including gathering further information about the identification and completeness of all assets and liabilities acquired, the finalization of an independent appraisal and valuations of fair value of the assets acquired and liabilities assumed and final review by the Company's management. Accordingly, management considers the balances shown in the following table to be preliminary. Some of the more significant amounts that are not yet finalized relate to the fair value of accounts receivable, accounts payable, property, equipment and software, intangible assets, operating leases or commitments, contingent liabilities and income and non-income related taxes. Accordingly, there could be material adjustments to the consolidated financial statements, including changes in our depreciation and amortization expense related to the valuation of property equipment, and software, and intangible assets acquired and their respective useful lives among other adjustments. This measurement period will not exceed one year from the acquisition date.
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

The preliminary fair value of assets acquired and liabilities assumed is (in millions):

Purchase Price Allocation
Total purchase consideration	$196.7

Allocation of consideration to assets acquired and liabilities assumed:
Cash and cash equivalents	$2.9
Accounts receivable	3.6
Prepaid expenses and other current assets	1.1
Property, equipment and software	0.3
Operating lease right-of-use assets	1.2
Intangible assets	84.3
Goodwill	126.6
Accounts payable	(0.2)
Current portion of customer liabilities	(4.6)
Accrued compensation and benefits	(1.9)
Current portion of operating lease liabilities	(0.5)
Other accrued expenses	(0.3)
Non-current portion of operating lease liabilities	(0.7)
Other non-current liabilities	(5.0)
Deferred income tax liabilities	(10.1)
Net assets acquired	$196.7

Other non-current liabilities contained a note payable for $5 million. The Company repaid this note prior to the end of the second quarter.

The goodwill recognized is primarily attributable to synergies that are expected to be achieved from the integration of SCI. None of the goodwill is expected to be deductible for income tax purposes.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

The purchase price includes an earn-out provision, which is dependent on achieving certain revenue and operational targets in the year following the acquisition. The earn-out is binary, with the potential payment being either $10 million or $0. Based on projections at the time of Acquisition, the earn-out was valued at $4.8 million. Potential future adjustments to the earn-out will be recorded through the income statement.

Included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2020 are net sales of $6.6 million and net loss before income taxes of $2.3 million related to the operations of SCI since the acquisition date of April 1, 2020.

Pro Forma Results

The following table summarizes, on a pro forma basis, the combined results of the Company as though the SCI Acquisition had occurred as of January 1, 2019. These pro forma results are not necessarily indicative of either the actual consolidated results had the SCI Acquisition occurred as of January 1, 2019 or of the future consolidated operating results for any period. Pro forma results are (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net services revenue	$315.5	$301.5	$643.1	$583.5
Net income (loss)	$19.6	$(7.9)	$35.1	$(14.8)

Supplemental pro-forma earnings were adjusted to exclude $5.4 million of acquisition-related costs incurred by the Company in 2020 and include those costs in 2019. Adjustments were also made to earnings to adjust depreciation and amortization to reflect fair value of identified assets acquired, to record the effects of extinguishing the debt of SCI and replacing it with the debt of the Company, and to record the income tax effect of these adjustments.

5. Accounts Receivable and Allowance for Credit Losses

Accounts receivable is comprised of unpaid balances pertaining to modular services and end-to-end RCM customers, net receivable balances for end-to-end RCM customers after considering cost reimbursements owed to such customers, including related accrued balances, and amounts due from physician RCM and PM customers.

On January 1, 2020 (the "adoption date"), the Company replaced its previous incurred loss impairment model for estimating credit losses on accounts receivables with an expected loss model prepared in accordance with ASC 326. While the incurred loss impairment model had the Company recognize credit losses when it was probable that a loss had been incurred, ASC 326 requires the Company to estimate future expected credit losses on such instruments before an impairment may occur. On the adoption date, the Company recorded an initial increase of $1.1 million to the Company's allowance for credit losses, with an offset recorded as an opening adjustment to accumulated deficit and deferred tax assets.

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

The full effects of COVID-19 on the Company’s customers are highly uncertain and cannot be predicted. As a result, the Company’s future collection experience may differ significantly from historical collection trends.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

The Company has presented the rollforward below on a consolidated basis as the currently expected credit losses for its large Integrated Delivery Network customers are not anticipated to be material.

Movements in the allowance for credit losses are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$4.7	$2.1	$2.8	$1.1
Cumulative effect of ASC 326 adoption	—	—	1.1	—
Provision (recoveries)	0.5	0.2	1.3	1.2
Write-offs	—	(0.2)	—	(0.2)
Ending balance	$5.2	$2.1	$5.2	$2.1

6. Property, Equipment and Software
Property, equipment and software consist of the following (in millions):

	June 30, 2020	December 31, 2019
Buildings and land	$4.6	$4.6
Computer and other equipment	58.3	50.7
Leasehold improvements	30.5	31.1
Software	135.2	123.0
Office furniture	8.6	9.4
Property, equipment and software, gross	237.2	218.8
Less accumulated depreciation and amortization	(124.9)	(101.9)
Property, equipment and software, net	$112.3	$116.9
The following table summarizes the allocation of depreciation and amortization expense between cost of services and selling, general and administrative expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of services	$11.4	$8.6	$22.3	$17.5
Selling, general and administrative	0.9	0.8	2.2	1.3
Total depreciation and amortization	$12.3	$9.4	$24.5	$18.8

7. Leases

The Company's accounting policy for leases, including the elections made as part of the adoption of ASC 842 effective January 1, 2019, are outlined in Note 8 of the Company's 2019 Form 10-K. The components of lease costs are as follows (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$4.9	$4.8	$9.8	$9.4
Finance lease cost:
Amortization of right-of-use (“ROU”) assets	0.1	0.2	0.3	0.4
Interest on lease liabilities	—	—	0.1	0.1
Sublease income	(0.5)	(0.5)	(1.1)	(1.1)
Total lease cost	$4.5	$4.5	$9.1	$8.8

Supplemental cash flow information related to leases are as follows (in millions):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$10.1	$9.1
Operating cash flows for finance leases	0.1	0.1
Financing cash flows for finance leases	0.7	0.4
ROU assets obtained in exchange for lease obligations:
Operating leases	3.2	11.6
Finance leases	—	0.5

The Company presents all non-cash transactions related to adjustments to the lease liability or right-of-use asset as non-cash transactions. This includes all non-cash charges related to any modification or reassessment events triggering remeasurement.

Supplemental balance sheet information related to leases are as follows:

	June 30, 2020	December 31, 2019
Weighted average remaining lease term:
Operating leases	7 years	8 years
Finance leases	2 years	2 years

Weighted average incremental borrowing rate:
Operating leases	8.83%	8.84%
Finance leases	6.59%	6.45%

Maturities of lease liabilities as of June 30, 2020 are as follows (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	Operating Leases	Finance Leases
Remainder of 2020	$10.6	$0.1
2021	18.8	0.5
2022	16.3	0.1
2023	15.1	—
2024	14.9	—
2025	14.7	—
Thereafter	33.5	—
Total	123.9	0.7
Less:
Imputed interest	34.0	—
Present value of lease liabilities	$89.9	$0.7

8. Intangible Assets

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at June 30, 2020 and December 31, 2019 (in millions):

	June 30, 2020			December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$163.7	$(20.4)	$143.3	$160.9	$(15.6)	$145.3
Technology	108.3	(11.6)	96.7	26.8	(7.4)	19.4
Total intangible assets	$272.0	$(32.0)	$240.0	$187.7	$(23.0)	$164.7

Through the SCI Acquisition, the Company acquired the following intangible assets in 2020 (in millions, except weighted average useful life):

	Weighted Average Useful Life	Gross Carrying Value
Customer relationships	10 years	$2.8
Technology	10 years	$81.5

Intangible asset amortization expense was $5.6 million and $9.1 million for the three and six months ended June 30, 2020, and $3.5 million and $7.0 million for the three and six months ended June 30, 2019.

Estimated annual amortization expense related to intangible assets with definite lives as of June 30, 2020 is as follows (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

Remainder of 2020	$11.2
2021	22.3
2022	22.3
2023	22.3
2024	19.4
2025	17.9
Thereafter	124.6
Total	$240.0

9. Goodwill

In the first six months of 2020, there were no events or circumstances that would have required an interim impairment test. Annually, during the fourth quarter, goodwill is tested for impairment.

Changes in the carrying amount of goodwill for the six months ended June 30, 2020 were (in millions):

Goodwill
Balance as of December 31, 2019	$253.2
Acquisitions	126.6
Balance as of June 30, 2020	$379.8

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by source (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net operating fees	$287.8	$252.9	$568.7	$494.2
Incentive fees	1.3	17.4	18.1	29.6
Other	25.6	24.7	48.4	47.1
Net services revenue	$314.7	$295.0	$635.2	$570.9

Contract Balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (in millions):

	June 30, 2020	December 31, 2019
Receivables (1)	$89.6	$83.1
Contract assets (2)	2.1	2.0
Contract liabilities (2)	30.1	25.3

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

(1) Receivables are included in accounts receivable, net. The balance includes accounts receivable, net - related party.
(2) Contract assets and contract liabilities are included in other current assets and customer liabilities, respectively. The contract liabilities balance contains related party amounts, including $4.1 million and $4.2 million of current customer liabilities and $18.2 million and $18.6 million of non-current customer liabilities for the six months ended June 30, 2020 and year ended December 31, 2019, respectively.

A receivable is recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are typically 30-60 days.

The Company recognized revenue of $87.0 million and $68.2 million during the six months ended June 30, 2020 and 2019, which amounts were included in contract liabilities at the beginning of the respective periods. These revenue amounts include $85.0 million and $66.7 million for the six months ended June 30, 2020 and 2019, respectively, related to advanced billings which become accounts receivable and contract liabilities on the first day of the respective service period.

Transaction Price Allocated to the Remaining Performance Obligation

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in millions). The estimated revenue does not include amounts of variable consideration that are constrained.

	Net operating fees	Incentive fees	Other
2020	$39.4	$7.4	$—
2021	22.3	1.7	3.9
2022	9.5	—	5.7
2023	6.9	—	5.7
2024	4.1	—	5.7
2025	4.1	—	2.9
Thereafter	0.5	—	—
Total	$86.8	$9.1	$23.9

The amounts presented in the table above include variable fee estimates for the non-cancellable term of the Company's physician groups and EMS providers RCM services contracts, fixed fees which are typically recognized ratably as the performance obligation is satisfied, and incentive fees which are measured cumulatively over the contractually defined performance period.

Estimates of revenue expected to be recognized in future periods exclude unexercised customer options to purchase services within the Company's PAS contracts that do not represent material rights to the customer. Customer options that do not represent a material right are only accounted for as revenues when the customer exercises its option to purchase additional goods or services.

11. Debt

The carrying amounts of debt consist of the following (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	June 30, 2020	December 31, 2019
Senior Revolver	$70.0	$40.0
Senior Term Loan	497.5	316.9
Unamortized discount and issuance costs	(3.1)	(2.9)
Total debt	564.4	354.0
Less: Current maturities	(25.8)	(16.3)
Total long-term debt	$538.6	$337.7

Senior Secured Credit Facilities

On June 26, 2019, the Company and certain of its subsidiaries entered into a senior credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and the lenders named therein, for senior secured credit facilities (the “Senior Secured Credit Facilities”), consisting of a $325.0 million senior secured term loan facility (the “Senior Term Loan”) issued at 99.66% of par and a $100.0 million senior secured revolving credit facility (the “Senior Revolver”).

On March 20, 2020, the Company entered into Amendment No. 1 to the Credit Agreement (the “Amendment”), pursuant to which the lenders named in the Amendment agreed to provide an additional $191.1 million incremental delayed-draw term loan facility (the “Incremental Term Loan”) on the same terms as its existing Senior Term Loan provided under the Credit Agreement.

The Incremental Term Loan was drawn substantially concurrently with the closing of the SCI Acquisition on April 1, 2020. The proceeds of the Incremental Term Loan were used to fund the purchase price for the SCI Acquisition and related expenses. For further details on the closing, refer to Note 4, Acquisition. The Incremental Term Loan has terms consistent with those of the Senior Term Loan, including with respect to interest, maturity, amortization and prepayments and has the same affirmative and negative covenants and events of default as those applicable to the Senior Term Loan under the Credit Agreement. The drawing of the Incremental Term Loan increased the balance of the obligation due under the Senior Term Loan, and therefore is shown as one consolidated obligation.

In accordance with ASC 470-50, the Amendment was treated as a loan modification in the financial statements.

The Senior Revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swing loans.” Any issuance of letters of credit or making of a swing loan will reduce the amount available under the revolving credit facility. As of June 30, 2020, the Company had $70.0 million in borrowings, no letters of credit outstanding, and $30.0 million of availability under the Senior Revolver.

Borrowings under the Senior Secured Credit Facilities bear interest, at the Company’s option, at: (i) an Alternate Base Rate (“ABR”) equal to the greater of (a) the prime rate of Bank of America, N.A., (b) the federal funds rate plus 0.50% per annum, and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus between 0.75% and 1.75% dependent on the Company's Net Leverage Ratio (provided that the Eurodollar rate applicable to the Term Loan Facility shall not be less than 0.00% per annum); or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the Term Loan Facility shall not be less than 0.00% per annum), plus between 1.75% and 2.75%, dependent on the Company's Net Leverage Ratio. The interest rate as of June 30, 2020 was 2.68%. The Company is also required to pay an unused commitment fee to the lenders under the Senior Revolver at a rate between 0.30% and 0.50% of the average daily unutilized commitments thereunder dependent on the Company's net leverage ratio.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of its subsidiaries to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase the Company’s capital stock; (vi) make investments, loans or advances; (vii) repay certain junior indebtedness; (viii) engage in certain transactions with affiliates; (ix) enter into sale and leaseback transactions; (x) amend material agreements governing certain of the Company’s junior indebtedness; (xi) change the Company’s lines of business; (xii) make certain acquisitions; and (xiii) limitations on the letter of credit cash collateral account. The Credit Agreement contains customary affirmative covenants and events of default. In addition, the Company is required to maintain minimum consolidated total net leverage and consolidated interest coverage ratios. The Company was in compliance with all of the covenants in the Credit Agreement as of June 30, 2020.

Debt Maturities

Scheduled maturities of the Company’s long-term debt are summarized as follows (in millions):

Scheduled Maturities
2020	$12.9
2021	32.3
2022	38.7
2023	45.2
2024	438.4
Total	$567.5

For further details on the Company's debt, refer to Note 13 of the Company's 2019 Form 10-K.

12. Share-Based Compensation

The share-based compensation expense relating to the Company’s stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance-based restricted stock units (“PBRSUs”) for the three months ended June 30, 2020 and 2019 was $4.3 million and $4.6 million, respectively, with related tax benefits of approximately $0.7 million and $0.7 million, respectively. The share-based compensation expense relating to the Company’s stock options, RSAs, RSUs and PBRSUs for the six months ended June 30, 2020 and 2019 was $9.1 million and $9.0 million, respectively, with related tax benefits of approximately $1.4 million and $1.4 million, respectively.

The Company accounts for forfeitures as they occur. Excess tax benefits and shortfalls for share-based payments are recognized in income tax expense (benefit) and included in operating activities. The Company recognized $1.1 million and $1.5 million of income tax benefit from windfalls associated with vesting and exercises of equity awards for the three months ended June 30, 2020 and 2019, respectively. The Company recognized $1.7 million and $3.4 million of income tax benefit from windfalls associated with vesting and exercises of equity awards for the six months ended June 30, 2020 and 2019, respectively.
Total share-based compensation costs that have been included in the Company’s consolidated statements of operations were as follows (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Share-Based Compensation Expense Allocation Details:
Cost of services	$1.5	$1.5	$3.4	$2.8
Selling, general and administrative	2.8	3.1	5.7	6.1
Other	—	—	—	0.1
Total share-based compensation expense	$4.3	$4.6	$9.1	$9.0
The Company uses the Black-Scholes option pricing model to estimate the fair value of its service-based options as of their grant dates. Monte Carlo simulations are used to estimate the fair value of its market-based PBRSUs. The market-based PBRSUs vest upon satisfaction of both time-based requirements and market targets based on share price. Expected life is based on the market condition to which the vesting is tied.
The following table sets forth the significant assumptions used in the Black-Scholes option pricing model and the Monte Carlo simulations and the calculation of share-based compensation expense for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Expected dividend yield	—%	—%
Risk-free interest rate	0.4% to 1.7%	1.9% to 2.5%
Expected volatility	43%	40% to 45%
Expected term (in years)	5.5	2.00 to 5.50

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
Stock options
A summary of the options activity during the six months ended June 30, 2020 is shown below:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2019	10,680,340	$5.59
Granted	65,933	10.54
Exercised	(1,017,656)	4.19
Canceled/forfeited	(76,259)	2.57
Expired	(1,214,220)	14.62
Outstanding at June 30, 2020	8,438,138	$4.52
Outstanding, vested and exercisable at June 30, 2020	7,251,608	$4.69
Outstanding, vested and exercisable at December 31, 2019	7,868,280	$6.57

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
Restricted stock awards, restricted stock units, and performance-based restricted stock units
A summary of the RSA, RSU, and PBRSU activity during the six months ended June 30, 2020 is shown below:

				Weighted- Average Grant Date Fair Value
	RSAs	RSUs	PBRSUs	RSU	PBRSU
Outstanding and unvested at December 31, 2019	—	1,373,356	4,119,436	$8.03	$6.37
Granted	—	1,443,143	203,874	9.87	9.81
Vested	—	(464,758)	—	6.50	—
Forfeited	—	(57,467)	(181,543)	6.46	5.73
Outstanding and unvested at June 30, 2020	—	2,294,274	4,141,767	$9.54	$6.57

Shares surrendered for taxes for the six months ended June 30, 2020	—	128,906	—
Cost of shares surrendered for taxes for the six months ended June 30, 2020 (in millions)	$—	$1.1	$—
Shares surrendered for taxes for the six months ended June 30, 2019	380,564	106,173	—
Cost of shares surrendered for taxes for the six months ended June 30, 2019 (in millions)	$3.7	$1.0	$—

Outstanding PBRSUs issued prior to May 2019 vest upon satisfaction of both time-based requirements and market targets based on share price with certain awards vesting between December 31, 2020 and December 31, 2022. Depending on the percentage level at which the market-based condition is satisfied, the number of shares vesting could be between 0% and 350% of the number of PBRSUs originally granted. PBRSUs issued subsequent to April 2019 vest in December 2021 upon satisfaction of both time-based and performance-based conditions. Depending on the award, performance condition targets may include cumulative adjusted EBITDA, end-to-end RCM agreement growth, scored revenue growth, or other specific performance factors. Depending on the percentage level at which the performance-based conditions are satisfied, the number of shares vesting could be between 0% and 200% of the number of PBRSUs originally granted. Based on the established targets, the maximum number of shares that could vest for all PBRSUs is 9,184,321.
13. Other Expenses
Other expenses (income) consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Severance and related employee benefits	$1.9	$(0.1)	$3.0	$(1.5)
Strategic initiatives (1)	8.5	7.7	11.7	11.1
Transitioned employees restructuring expense (2)	(0.1)	0.6	(0.2)	4.8
Digital Transformation Office (3)	—	1.9	—	4.4
Facility-exit charges (4)	4.5	(0.1)	4.9	(0.1)
Other (5)	3.2	0.7	7.3	0.8
Total other expenses	$18.0	$10.7	$26.7	$19.5

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
(1) Costs related to evaluating, pursuing and integrating acquisitions, performing portfolio analyses, and other inorganic business projects as part of the Company’s growth strategy. Costs include vendor spend, employee time and expenses spent on activities, and severance and retention amounts associated with integration activities.
(2) As part of the transition of personnel to the Company under certain operating partner model contracts, the Company has agreed to reimburse, or directly pay the affected employees, for certain severance and retention costs related to certain employees who will not be transitioned to the Company, or whose jobs will be relocated after the employee transitions to the Company.
(3) Project costs related to the Company's initial efforts to automate its transactional environment.
(4) Costs include charges associated with exiting leased facilities.
(5) For the three and six months ended June 30, 2020, includes $2.7 million and $5.3 million, respectively, of expenses pertaining to appreciation bonuses for the Company’s front-line employees, pandemic response mobilization efforts, and other costs related to the COVID-19 pandemic.
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

The Company recognized income tax expense for the three months ended June 30, 2020 on the year-to-date pre-tax income. The deviation from the federal statutory tax rate of 21% is primarily attributable to recognizing the provisions for GILTI plus the geographical mix of earnings, permanent differences and discrete items. The income tax expense for the six months ended June 30, 2020 was higher than the amount derived by applying the federal statutory tax rate of 21% primarily due to GILTI and discrete items.

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

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
15. 8.00% Series A Convertible Preferred Stock
The preferred stock is held by a related party, TCP-ASC ACHI Series LLLP, a limited liability limited partnership jointly owned by Ascension Health Alliance and investment funds affiliated with TowerBrook (the “Investor”).

The following summarizes the preferred stock activity for the six months ended June 30, 2020 (in millions, except per share data):

	Preferred Stock
	Shares Issued and Outstanding	Carrying Value
Balance at December 31, 2019	266,529	$229.1
Dividends paid/accrued dividends	10,767	11.0
Balance at June 30, 2020	277,296	$240.1

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
Diluted net income per share is calculated using the more dilutive of the if-converted or the two-class method. For the three and six months ended June 30, 2020 and 2019, the two-class method was more dilutive and was computed by adjusting the denominator used in the basic net income per share computation by potentially dilutive securities outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, shares issuable upon vesting of RSAs, RSUs, PBRSUs and shares issuable upon conversion of preferred stock.
Basic and diluted net income (loss) per common share are calculated as follows (in millions, except share and per share data):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic EPS:
Net income (loss)	$15.1	$(5.2)	$33.3	$(5.0)
Less dividends on preferred shares	(5.6)	(5.1)	(11.0)	(10.1)
Less income allocated to preferred shareholders	(4.7)	—	(11.0)	—
Net income (loss) available/(allocated) to common shareholders - basic	$4.8	$(10.3)	$11.3	$(15.1)
Diluted EPS:
Net income (loss)	$15.1	$(5.2)	$33.3	$(5.0)
Less dividends on preferred shares	(5.6)	(5.1)	(11.0)	(10.1)
Less income allocated to preferred shareholders	(3.8)	—	(8.9)	—
Net income (loss) available/(allocated) to common shareholders - diluted	$5.7	$(10.3)	$13.4	$(15.1)
Basic weighted-average common shares	115,067,552	110,956,014	114,754,298	110,382,509
Add: Effect of dilutive equity awards	10,608,629	—	11,198,960	—
Add: Effect of dilutive warrants	40,211,783	—	41,856,066	—
Diluted weighted average common shares	165,887,964	110,956,014	167,809,324	110,382,509
Net income (loss) per common share (basic)	$0.04	$(0.09)	$0.10	$(0.14)
Net income (loss) per common share (diluted)	$0.03	$(0.09)	$0.08	$(0.14)
Because of their anti-dilutive effect, 322,512 and 250,279 common share equivalents comprised of stock options, PBRSUs, and RSUs have been excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2020.
For the three and six months ended June 30, 2019, 25,113,533 common share equivalents have been excluded from the diluted earnings per share calculation because of their anti-dilutive effect. Additionally, for the three and six months ended June 30, 2019, the Investor's and Intermountain's exercisable warrants to acquire up to 60 million and 1.5 million shares, respectively, of the Company's common stock have been excluded from the diluted earnings per share calculation because they are anti-dilutive.

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

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
In May 2016, the Company was served with a False Claims Act case brought by a former emergency department service associate who worked at a hospital of one of the Company’s customers, MedStar Inc.’s Washington Hospital Center (“WHC”), along with WHC and three other hospitals that were PAS customers and a place holder, John Doe hospital, representing all PAS customers (U.S. ex rel. Graziosi vs. Accretive Health, Inc. et. al.), and seeking money damages, False Claims Act penalties and plaintiff’s attorneys’ fees. The Third Amended Complaint alleges that the Company’s PAS business violates the federal False Claims Act. The case was originally filed under seal in 2013 in the federal district court in Chicago, was presented to the U.S. Attorney in Chicago, and the U.S. Attorney declined to intervene. The Company believes that it has meritorious defenses to all claims in the case and intends to vigorously defend itself against these claims. The Company and plaintiff have filed motions for summary judgment, which are fully briefed and pending the judge's decision. The outcome is not presently determinable.
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
Net services revenue from services provided to Ascension included in the Company’s consolidated statements of operations were (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Ascension	$206.4	$199.0	$414.8	$380.8
Amounts included in the Company's consolidated balance sheets for Ascension, excluding debt, are (in millions):

	June 30, 2020	December 31, 2019
Accounts receivable, net of $0.1 million and $0.0 million allowance - related party	$25.3	$30.8

Current portion of customer liabilities	$23.4	$34.1
Non-current portion of customer liabilities	$18.2	$18.6
Total customer liabilities	$41.6	$52.7

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

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	June 30, 2020	December 31, 2019
Prepaid expenses and other current assets	$4.2	$4.0
Other assets	21.2	20.8
Total deferred contract costs	$25.4	$24.8
The associated assets are amortized as services are transferred to the customer over the remaining life of the contracts. For the three and six months ended June 30, 2020, total amortization was $1.2 million and $2.3 million, respectively, and there were no associated impairment losses. For the three and six months ended June 30, 2019, total amortization was $0.8 million and $1.5 million, respectively, and there were no associated impairment losses.
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
Healthcare providers affiliated with Ascension have accounted for a significant portion of the Company’s net services revenue each year since the Company’s formation. For the three months ended June 30, 2020 and 2019, net services revenue from healthcare organizations affiliated with Ascension accounted for 66% and 67% of the Company's total net services revenue, respectively. For the six months ended June 30, 2020 and 2019, net services revenue from Ascension accounted for 65% and 67%, respectively. The loss of customers within the Ascension health system could have a material adverse impact on the Company’s operations. For the three months ended June 30, 2020 and 2019, Intermountain Healthcare accounted for 14% and 14% of the Company's total net services revenue, respectively. For the six months ended June 30, 2020 and 2019, Intermountain Healthcare accounted for 15% and 14% of the Company’s total net services revenue, respectively.
As of June 30, 2020 and December 31, 2019, the Company had a concentration of credit risk with Ascension accounting for 28% and 37% of accounts receivable, respectively.
21. Derivative Financial Instruments

The Company utilizes cash flow hedges to mitigate its currency risk arising from its global delivery resources and to reduce variability in interest cash flows from its outstanding debt. As of June 30, 2020, the Company has recorded $1.0 million and $3.4 million of existing losses in accumulated other comprehensive income for the foreign currency hedges and interest rate swaps, respectively. The Company estimates that $1.0 million and $1.9 million of losses reported in accumulated other comprehensive income are expected to be reclassified into earnings within the next 12 months for the foreign currency hedges and interest rate swaps, respectively. The amounts related to foreign currency hedges that were reclassified into cost of services were a net loss of $0.6 million and $0.7 million during the three and six month period ended June 30, 2020, and a net gain of $0.4 million and $0.5 million during the three and six month period ended June 30, 2019. The amounts related to the interest rate swaps that were reclassified into interest expense were a net loss of $0.4 million and $0.3 million during the three and six month period ended June 30, 2020, respectively. The interest rate swaps were entered into in the third quarter of 2019, and therefore had no impact on the three and six month period ended June 30, 2019.

The Company classifies cash flows from its derivative programs as cash flows from operating activities in the consolidated statements of cash flows. As of June 30, 2020, the Company’s currency forward contracts have maturities extending no later than December 31, 2020. The Company's interest rate swaps extend no later than August of 2022.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
As of June 30, 2020, the notional amounts of the Company's open foreign currency forward contracts and interest rate swaps were approximately $26.9 million and $200.0 million, respectively. As of December 31, 2019, the notional amounts of the Company's open foreign currency forward contracts and interest rate swaps were approximately $52.6 million and $100.0 million, respectively. As of June 30, 2020, the Company held no derivatives, or non-derivative hedging instruments, that were designated in fair value or net investment hedges. Fair values for derivative financial instruments are based on prices computed using third-party valuation models and are classified as Level 2 in accordance with the three-level hierarchy of fair value measurements.
22. Subsequent Events

RevWorks Acquisition

On June 2, 2020, the Company entered into a definitive agreement to acquire the RevWorks services business (the “RevWorks Acquisition”) from Cerner Corporation.

Pursuant to the terms of the definitive agreement, the Company will acquire RevWorks for $30 million in cash. The Company intends to fund the RevWorks Acquisition and the related fees and expenses with cash on hand. The payments to Cerner Corporation will occur in three installments between the closing and the second anniversary of closing.

The closing of the acquisition occurred on August 3, 2020.

Emergency Medical Services Sale

On July 19, 2020, the Company entered into a definitive agreement to dispose of its emergency medical services (EMS) business, including EMS Revenue Cycle Management and Electronic Patient Care Reporting (the “EMS Disposition”).

Pursuant to the terms of the definitive agreement, the disposition price will be $140 million, inclusive of a $5 million hold-back amount subject to the completion of certain transition services, to be paid approximately one year from the date of the disposition. The disposition price is subject to customary adjustments for working capital, cash, and transaction expenses.

The closing of the EMS Disposition is expected to take place in the third quarter of 2020, subject to satisfaction of certain closing conditions. As of June 30, 2020, the assets and liabilities of the EMS business were not classified as held-for-sale as management had not committed to a formal plan to sell the business.

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

Our primary service offering consists of end-to-end RCM services for health systems, hospitals, physician groups, and EMS providers, which we deploy through an operating partner relationship or a co-managed relationship. Under an operating partner relationship, we provide comprehensive revenue cycle infrastructure to providers, including all revenue cycle personnel, technology solutions and process workflow. Under a co-managed relationship, we leverage our customers’ existing RCM staff and processes, and supplement them with our infused management, subject matter specialists, proprietary technology solutions and other resources. Under the operating partner model, we record higher revenue and expenses due to the fact that almost all of the revenue cycle personnel are our employees and more third-party vendor contracts are controlled by us. Under the co-managed model, the majority of the revenue cycle personnel and more third-party vendor contracts remain with the customer and those costs are netted against our co-managed revenue. For the six months ended June 30, 2020 and 2019, substantially all of our net operating and incentive fees from end-to-end RCM services were generated under the operating partner model.

We also offer modular services, allowing customers to engage us for only specific components of our end-to-end RCM service offering, such as physician advisory services (“PAS”), practice management (“PM”), revenue integrity solutions (“RIS”), patient experience, coding management, and business office services. Our PAS offering assists healthcare organizations in complying with payer requirements regarding whether to classify a hospital visit as an in-patient or an out-patient observation case for billing purposes. Our PM services offer administrative and operational support to allow healthcare providers to focus on delivering high quality patient care and outsource non-core functions to us. Our RIS offering includes charge capture, charge description master (“CDM”) maintenance and pricing services that help providers ensure they are capturing the maximum net compliant revenue for services delivered. Our patient experience offering helps patients manage their data in one easy-to-use environment, enabling eligibility validation and insurance plan attribution, demographic accuracy, meeting authorization and referral requirements, medical necessity validation, and patient out-of-pocket cost estimation. Our coding management offering drives performance, quality, and consistent results via business intelligence and analysis, human capital management, an accountability framework, and a quality management program. Our business office services can help providers with the entire billing function or to specifically recoup revenue that may otherwise be lost by focusing skilled resources in lower priority areas with significant revenue potential.

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
SCI Solutions, Inc. Acquisition

On April 1, 2020, the Company completed the acquisition of scheduling.com, Inc. d/b/a SCI Solutions, Inc. (“SCI”) pursuant to a stock purchase agreement dated as of January 9, 2020 (“the Stock Purchase Agreement”), by and among the Company, Clearsight Intermediate Holdings, Inc. (“Clearsight Holdings”) and Clearsight Group Holdings, LLC (the “Seller”) (“the SCI Acquisition”). At the closing of the transaction, the Company purchased from the Seller all of the issued and outstanding equity interests of Clearsight Holdings, which owns all of the issued and outstanding equity interests of SCI. SCI is a leading provider of software-as-a-service (“SaaS”)-based scheduling and patient access solutions. SCI’s platform streamlines the patient and provider experience, creating efficient care networks where health systems’ capacity is digitally and conveniently accessible to all market constituents. The combination of R1 and SCI is expected to deliver enhanced value for healthcare providers by enabling them to expand digital front door strategies for their patients, improve operating efficiency, and increase capacity utilization, among other benefits. The aggregate purchase price consisted of $190 million in cash, which was adjusted pursuant to the Stock Purchase Agreement for estimated cash and working capital at the closing of the transaction, and is subject to a post-closing adjustment process. We will also be required to make an additional earn-out payment of up to $10 million if certain financial and operational targets are met within twelve months following the closing date.

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

Coronavirus Pandemic

In March 2020, the World Health Organization characterized COVID-19 as a pandemic. The United States, where we are headquartered and where the majority of our customers’ operations are based, has declared a state of emergency. Governments around the world have enacted temporary closures of businesses, issued stay-at-home orders, and taken other restrictive measures in response to the COVID-19 pandemic. Re-opening of businesses are occurring based on state and local guidelines and vary by locality and cannot be reasonably predicted.

Given the ongoing challenges associated with efforts to contain the spread of COVID-19 and related business impact for our customers, we initiated a number of actions in the first half of 2020 to ensure (1) the health and safety of our workforce and (2) uninterrupted and, in many respects, expanded support for our customers and the patients and communities they serve. Our efforts to date include: restricting all non-essential domestic and international travel; repositioning more than 15,000 global employees to a work-from-home operating environment; offering free COVID-19 testing; expanding paid time off for employees impacted by low work volumes; providing appreciation bonuses to our front-line, patient-facing services employees; launching a new remote patient registration tool to minimize contact between patients and registration staff and conserve personal protective equipment; leveraging capabilities acquired via our SCI acquisition to assist customers with processes to restart elective procedure scheduling; offering in-depth regulatory analysis and guidance for our customers given numerous changes to healthcare regulatory federal and state rules; and providing customers with operational best practices for implementation and revenue cycle management of telehealth services.

We have been able to substantially offset the revenue pressure faced during the six months ended June 30, 2020 by implementing measures to control costs and cash spending, including freezing hiring for non-critical roles, reducing non-COVID-related and non-SCI-related capital expenditures, eliminating discretionary spending, and suspending our 401(k) match and non-essential travel for the remainder of 2020. We are deferring our payroll tax remittances to the federal government as allowed under the CARES Act, allowing us to shift cash outflows from 2020 to 2021 and 2022. In addition, we are receiving an employee retention credit for allowable payroll expenses in conjunction with the CARES Act. We have also accelerated corporate cost savings initiatives that were originally planned for the fourth quarter into the second and third quarters. We have conducted a comprehensive review of our cost structure and capital expenditure needs, which have contributed to our cost control measures that we have implemented and continue to implement. As we navigate the uncertainties of the pandemic, our focus has been on balancing long-term growth opportunities with short-term challenges.

Given the ongoing impact of the pandemic, there continues to be decreased patient volumes for our customers. We have continued to employ our full customer-facing workforce, even during lower patient volumes, because it is important to have that capacity available to serve our customers as volumes return. As restrictions are lifted, we expect a corresponding return in patient volumes, however we anticipate continued volume constraints and corresponding revenue pressure to continue into the second half of 2020. Despite the impacts of the pandemic, we have been able to complete the acquisition of SCI and RevWorks and sign Penn State Health, and we continue to be active in additional strategic initiatives. We have been able to maintain our cash on hand by obtaining an incremental term loan to fund the acquisition of SCI, and continue to have strong operating cash flows through the first half of 2020.

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
CONSOLIDATED RESULTS OF OPERATIONS
The following table provides consolidated operating results and other operating data for the periods indicated:

	Three Months Ended June 30,		2020 vs. 2019 Change		Six Months Ended June 30,		2020 vs. 2019 Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(In millions except percentages)
Consolidated Statement of Operations Data:
Net operating fees	$287.8	$252.9	$34.9	14%	$568.7	$494.2	$74.5	15%
Incentive fees	1.3	17.4	(16.1)	(93)%	18.1	29.6	(11.5)	(39)%
Other	25.6	24.7	0.9	4%	48.4	47.1	1.3	3%
Net services revenue	314.7	295.0	19.7	7%	635.2	570.9	64.3	11%
Operating expenses:
Cost of services	248.3	246.1	2.2	1%	502.2	483.3	18.9	4%
Selling, general and administrative	23.3	25.8	(2.5)	(10)%	48.8	48.3	0.5	1%
Other expenses	18.0	10.7	7.3	68%	26.7	19.5	7.2	37%
Total operating expenses	289.6	282.6	7.0	2%	577.7	551.1	26.6	5%
Income from operations	25.1	12.4	12.7	102%	57.5	19.8	37.7	190%
Loss on debt extinguishment	—	18.8	(18.8)	(100)%	—	18.8	(18.8)	(100)%
Net interest expense	4.8	9.9	(5.1)	(52)%	8.6	20.1	(11.5)	(57)%
Net income (loss) before income tax provision	20.3	(16.3)	36.6	225%	48.9	(19.1)	68.0	356%
Income tax provision (benefit)	5.2	(11.1)	16.3	147%	15.6	(14.1)	29.7	211%
Net income (loss)	$15.1	$(5.2)	$20.3	390%	$33.3	$(5.0)	$38.3	766%

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

	Three Months Ended June 30,		2020 vs. 2019 Change		Six Months Ended June 30,		2020 vs. 2019 Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(In millions except percentages)
Net income (loss)	$15.1	$(5.2)	$20.3	390%	$33.3	$(5.0)	$38.3	766%
Net interest expense	4.8	9.9	(5.1)	(52)%	8.6	20.1	(11.5)	(57)%
Income tax provision (benefit)	5.2	(11.1)	16.3	147%	15.6	(14.1)	29.7	211%
Depreciation and amortization expense	17.9	12.9	5.0	39%	33.6	25.8	7.8	30%
Share-based compensation expense (1)	4.3	4.6	(0.3)	(7)%	9.1	8.9	0.2	2%
Loss on debt extinguishment (2)	—	18.8	(18.8)	(100)%	—	18.8	(18.8)	(100)%
Other expenses (3)	18.0	10.7	7.3	68%	26.7	19.5	7.2	37%
Adjusted EBITDA (non-GAAP)	$65.3	$40.6	$24.7	61%	$126.9	$74.0	$52.9	71%

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

(2)  Loss on debt extinguishment represents the loss associated with the repayment of the credit agreement and subordinated notes dated May 8, 2018, as reflected in our Consolidated Statements of Operations and Comprehensive Income (Loss). For further details on the extinguishment, see Note 13 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
(3) Other expenses consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Severance and related employee benefits	$1.9	$(0.1)	$3.0	$(1.5)
Strategic initiatives (1)	8.5	7.7	11.7	11.1
Transitioned employees restructuring expense (2)	(0.1)	0.6	(0.2)	4.8
Digital Transformation Office (3)	—	1.9	—	4.4
Facility-exit charges (4)	4.5	(0.1)	4.9	(0.1)
Other (5)	3.2	0.7	7.3	0.8
Total other expenses	$18.0	$10.7	$26.7	$19.5

(1) Costs related to evaluating, pursuing and integrating acquisitions, performing portfolio analyses, and other inorganic business projects as part of the Company’s growth strategy. Costs include vendor spend, employee time and expenses spent on activities, and severance and retention amounts associated with integration activities.
(2) As part of the transition of personnel to the Company under certain operating partner model contracts, the Company has agreed to reimburse, or directly pay the affected employees, for certain severance and retention costs related to certain employees who will not be transitioned to the Company, or whose jobs will be relocated after the employee transitions to the Company.
(3) Project costs related to the Company's initial effort to automate its transactional environment.
(4) Costs include charges associated with exiting leased facilities.
(5) For the three and six months ended June 30, 2020, includes $2.7 million and $5.3 million, respectively, of expenses pertaining to appreciation bonuses for the Company’s front-line employees, pandemic response mobilization efforts, and other costs related to the COVID-19 pandemic.
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Net Services Revenue
Net services revenue increased by $19.7 million, or 7%, from $295.0 million for the three months ended June 30, 2019, to $314.7 million for the three months ended June 30, 2020. The increase was primarily driven by organic growth at existing customers and new customer wins in the last twelve months, partially offset by lower incentive fees.
Cost of Services
Cost of services increased by $2.2 million, or 1%, from $246.1 million for the three months ended June 30, 2019, to $248.3 million for the three months ended June 30, 2020. The increase was primarily driven by an increase in costs associated with new customers onboarded in the last twelve months and the SCI acquisition, partially offset by lower compensation costs, healthcare claims experience and CARES Act relief.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $2.5 million, or 10%, from $25.8 million for the three months ended June 30, 2019, to $23.3 million for the three months ended June 30, 2020. The decrease was primarily driven by lower travel and marketing expenses due to COVID-19 and lower compensation costs.
Other Expenses
Other expenses increased by $7.3 million, or 68%, from $10.7 million for the three months ended June 30, 2019, to $18.0 million for the three months ended June 30, 2020. The increase was primarily driven by expenses related to COVID-19, including pandemic response mobilization efforts, facility-exit expenses, and expenses related to strategic initiatives.

Income Tax Provision (Benefit)
Income tax expense increased by $16.3 million from a $11.1 million income tax benefit for the three months ended June 30, 2019, to a $5.2 million income tax expense for the three months ended June 30, 2020, primarily due to higher pre-tax income and higher GILTI. Our effective tax rate (including discrete items) was approximately 26% and 68% for the three months ended June 30, 2020 and 2019, respectively. The interim tax accounting guidance requires the use of the estimated Annual Effective Tax Rate (“AETR”) based on a full year of forecasted income and tax expense/(benefit) applied to year to date income/(loss). Our tax rate is also affected by discrete items that may occur in any given year, but are not necessarily consistent from year to year.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Net Services Revenue
Net services revenue increased by $64.3 million, or 11%, from $570.9 million for the six months ended June 30, 2019, to $635.2 million for the six months ended June 30, 2020. The increase was primarily driven by organic growth at existing customers and new customer wins since the beginning of 2019.
Cost of Services
Cost of services increased by $18.9 million, or 4%, from $483.3 million for the six months ended June 30, 2019, to $502.2 million for the six months ended June 30, 2020. The increase was primarily driven by an increase in costs associated with new customers onboarded in the last twelve months and the SCI acquisition, partially offset by lower compensation costs, healthcare claims experience and CARES Act relief .
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $0.5 million, or 1%, from $48.3 million for the six months ended June 30, 2019, to $48.8 million for the six months ended June 30, 2020. The increase was primarily driven by investments in human resources and information technology spend to support scaling business operations, partially offset by lower travel and marketing expenses due to COVID-19.
Other Expenses
Other expenses increased by $7.2 million, or 37%, from $19.5 million for the six months ended June 30, 2019, to $26.7 million for the six months ended June 30, 2020. This increase was primarily driven by increased expenses related to COVID-19, including pandemic response mobilization efforts, facility-exit expenses, and expenses related to strategic initiatives.
Income Tax Provision (Benefit)
Income tax expense increased by $29.7 million from a $14.1 million income tax benefit for the six months ended June 30, 2019, to a $15.6 million income tax expense for the six months ended June 30, 2020, primarily due to higher pre-tax income and certain permanent items. Our effective tax rate (including discrete items) was approximately 32% and 74% for the six months ended June 30, 2020 and 2019, respectively. The interim tax accounting guidance requires the use of the estimated Annual Effective Tax Rate (“AETR”) based on a full year of forecasted income and tax expense/(benefit) applied to year to date income/(loss). Our tax rate is also affected by discrete items that may occur in any given year, but are not necessarily consistent from year to year.

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
Liquidity and Capital Resources
Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Six Months Ended June 30,
	2020	2019
	(In millions)
Net cash provided by operating activities	$45.3	$44.0
Net cash used in investing activities	$(220.1)	$(32.3)
Net cash provided by financing activities	$207.6	$3.5
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Operating Activities
Cash provided by operating activities increased by $1.3 million from $44.0 million for the six months ended June 30, 2019, to $45.3 million for the six months ended June 30, 2020. Cash provided by operating activities increased due to increased net income from operations of $37.7 million, offset by the timing of accounts receivables collections resulting in higher cash provided from operating activities for the six months ended June 30, 2019.
Investing Activities
Cash used in investing activities increased by $187.8 million from $32.3 million for the six months ended June 30, 2019, to $220.1 million for the six months ended June 30, 2020. Cash used in investing activities increased due to the SCI Acquisition.
Financing Activities
Cash provided by financing activities increased by $204.1 million from $3.5 million for the six months ended June 30, 2019, to $207.6 million for the six months ended June 30, 2020. This change was due to the incremental term loan drawn in conjunction with the SCI Acquisition, as well as increased borrowing under our revolver in 2020 in order to maintain sufficient cash on hand in light of the COVID-19 pandemic.

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

On April 1, 2020, substantially concurrently with the closing of the SCI Acquisition, we borrowed an additional $191.1 million under an incremental delayed-draw term loan facility (the “Incremental Term Loan”) on the same terms as our existing Senior Term Loan provided under the Credit Agreement. The proceeds of the Incremental Term Loan were used to fund the purchase price for the SCI Acquisition and related expenses. The Incremental Term Loan has terms consistent with those of the Senior Term Loan, including with respect to interest, maturity, amortization and prepayments and has the same affirmative and negative covenants and events of default as those applicable to the Senior Term Loan under the Credit Agreement. The drawing of the Incremental Term Loan increased the balance of the obligation due under the Senior Term Loan, and therefore is shown as one consolidated obligation.

In accordance with ASC 470-50, the Amendment was treated as a loan modification in the financial statements.

The Senior Revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swing loans.” Any issuance of letters of credit or making of a swing loan will reduce the amount available under the revolving credit facility. As of June 30, 2020, we had $70.0 million in borrowings, no letters of credit outstanding, and $30.0 million of availability under the Senior Revolver.

Borrowings under the Senior Secured Credit Facilities bear interest, at our option, at: (i) an Alternate Base Rate (“ABR”) equal to the greater of (a) the prime rate of Bank of America, N.A., (b) the federal funds rate plus 0.50% per annum, and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus between 0.75% and 1.75% dependent on our Net Leverage Ratio (provided that the Eurodollar rate applicable to the Term Loan Facility shall not be less than 0.00% per annum); or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the Term Loan Facility shall not be less than 0.00% per annum), plus between 1.75% and 2.75%, dependent on our Net Leverage Ratio. The interest rate as of June 30, 2020 was 2.68%. We are also required to pay an unused commitment fee to the lenders under the Senior Revolver at a rate between 0.30% and 0.50% of the average daily unutilized commitments thereunder dependent on our net leverage ratio.

The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and our subsidiaries' ability to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase our capital stock; (vi) make investments, loans or advances; (vii) repay certain junior indebtedness; (viii) engage in certain transactions with affiliates; (ix) enter into sale and leaseback transactions; (x) amend material agreements governing certain of our junior indebtedness; (xi) change our lines of business; (xii) make certain acquisitions; and (xiii) limitations on the letter of credit cash collateral account. The Credit Agreement contains customary affirmative covenants and events of default. In addition, we are required to maintain minimum consolidated total net leverage and consolidated interest coverage ratios. We were in compliance with all of the covenants in the Credit Agreement as of June 30, 2020.

For further details on our debt, refer to Note 13 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”).

CONTRACTUAL OBLIGATIONS

The following table presents a summary of our contractual obligations as of June 30, 2020 (in millions):

	2020	2021	2022	2023	2024	2025	Thereafter	Total
Operating leases (1)	$10.6	$18.8	$16.3	$15.1	$14.9	$14.7	$33.5	$123.9
Purchase and finance lease obligations (2)	$1.6	$5.5	$5.2	$4.0	$—	$—	$—	$16.3
Debt obligations	$12.9	$32.3	$38.7	$45.2	$438.4	$—	$—	$567.5
Interest on debt	$8.9	$16.2	$14.3	$12.7	$5.6	$—	$—	$57.7
Total	$34.0	$72.8	$74.5	$77.0	$458.9	$14.7	$33.5	$765.4

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
Interest Rate Sensitivity. Our results of operations and cash flows are subject to fluctuations due to changes in interest rates due to our debt and banking arrangements, which can result in fluctuations in our interest income and expense. As of June 30, 2020, we have hedged $100.0 million of our $567.5 million outstanding floating rate debt to a fixed rate of 1.4% plus the applicable spread defined in the Credit Agreement. An additional $100.0 million of our outstanding floating rate debt is hedged to a fixed rate of 1.1065% plus the applicable spread defined in the Credit Agreement. The remaining $367.5 million outstanding is subject to an average variable rate of 2.68% as of June 30, 2020. Assuming the current level of borrowings, a one percentage point increase or decrease in interest rates would increase or decrease our annual interest expense by approximately $3.7 million.
Our interest income is primarily generated from variable rate interest earned on operating cash accounts.
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee and the Euro because a portion of our operating expenses are incurred by our subsidiaries in India and Lithuania, and are denominated in Indian rupees and Euros, respectively. We do not generate significant revenues outside of the United States. For the six months ended June 30, 2020 and 2019, 9% and 7% of our expenses were denominated in foreign currencies, respectively. As of June 30, 2020 and 2019, we had net assets of $51.5 million and $41.1 million in foreign entities, respectively. The reduction in earnings from a 10% change in foreign currency spot rates would be $5.8 million and $4.4 million at June 30, 2020 and 2019, respectively.
For designated cash flow hedges, gains and losses currently recorded in accumulated other comprehensive loss will be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as cost of services. As of June 30, 2020, it was anticipated that approximately $0.6 million of losses, net of tax, currently recorded in accumulated other comprehensive loss will be reclassified into cost of services within the next 12 months.

We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $2.4 million as of June 30, 2020.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

Other than as described below, we are presently not a party to any material litigation or regulatory proceeding and are not aware of any pending or threatened litigation or regulatory proceeding against us which, individually or in the aggregate, could have a material adverse effect on our business, operating results, financial condition or cash flows.

In May 2016, we were served with a False Claims Act case brought by a former emergency department service associate who worked at a hospital of one of our customers, MedStar Inc.’s Washington Hospital Center (“WHC”), along with WHC and three other hospitals that were PAS customers and a place holder, John Doe hospital, representing all PAS customers (U.S. ex rel. Graziosi vs. Accretive Health, Inc. et. al.), and seeking money damages, False Claims Act penalties and plaintiff’s attorneys’ fees. The Third Amended Complaint alleges that our PAS business violates the federal False Claims Act. The case was originally filed under seal in 2013 in the federal district court in Chicago, was presented to the U.S. Attorney in Chicago, and the U.S. Attorney declined to intervene. We believe that we have meritorious defenses to all claims in the case and intend to vigorously defend the Company against these claims. We and the plaintiff have filed motions for summary judgment, which are fully briefed and pending the judge's decision. The outcome is not presently determinable.

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

On March 11, 2020, the COVID-19 outbreak was characterized as a pandemic by the World Health Organization. In response to the pandemic, governments around the world have implemented numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders and shutdowns. Re-opening of businesses are occurring based on state and local guidelines and vary by locality and cannot be reasonably predicted. Even after re-openings, a resurgence of cases may lead to further shut-downs or restrictions after the initial re-opening. These measures have impacted and may further impact all or portions of our workforce and operations and the operations of our customers. These impacts include decreases in patient volumes, the need for personal protective equipment and other protective measures for front-line employees, and work-from-home arrangements. Restrictions on our employees’ ability to travel could affect our ability to sell or onboard certain services. Our business, along with the global economy, has been adversely affected by these measures, which have resulted in a significant reductions in spending, volatile economic conditions and business disruptions across markets globally.

During the six months ended June 30, 2020, the adverse impacts to our results of operations which resulted from certain revenue pressure due to declining volumes were substantially offset by our cost control initiatives which were implemented in the first half of 2020. However, due to the continued global spread of COVID-19, including throughout the U.S., we anticipate adverse effects on our results of operations throughout our business during the second half of 2020 as customers continue to experience disruptions to their businesses. In response to governmental restrictions and/or concerns regarding the spread of the virus, many patients and/or providers have delayed or cancelled routine and non-essential medical procedures and physician visits. As a result, a number of our customers have a reduced need for our personnel on site to manage their RCM activities. However, even with decreased patient volumes, we have continued to employ our full customer-facing workforce. We also have a large number of employees now working from home, and such arrangements may involve increased use of public Wi-Fi and use of office equipment off premises, which may make our business more vulnerable to cybersecurity breach attempts. This period of uncertainty could also lead to an increase in phishing and other scams, fraud, theft or other criminal activity. In addition, we have a significant number of personnel internationally, including in India, which has implemented strict travel restrictions across the country. Travel restrictions or other containment measures or the sudden spread of COVID-19 in India or in any other country where we have a large number of personnel or critical operations could impair our ability to manage day-to-day service delivery for our customers, which could result in, among other things, losses of revenue or breaches of our customer contracts if a large number of personnel were unable to work at the same time. Further, adverse impacts to our customers’ businesses as a result of the COVID-19 pandemic could cause delays in, or limit their ability to, make timely payments to us, which could adversely affect our results of operations. The COVID-19 pandemic and the response to it have caused an economic slowdown. An economic slowdown, recession or economic uncertainty as a result of the COVID-19 outbreak could negatively affect us by reducing patient or service volumes and payment ability. The extent to which COVID-19 will ultimately impact our results will depend on future developments, which are highly uncertain, but could materially and adversely impact our business, results of operations, and liquidity in future periods. The COVID-19 pandemic has also significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets, which can increase the cost of capital and adversely impact our ability to access capital.

These and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risks described in the “Risk Factors” section in our Annual Report on Form 10-K for the Year Ended December 31, 2019. The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the duration of the pandemic, travel restrictions, business closures or business disruption and the actions taken throughout the world, including in our markets, to contain COVID-19 or treat its impact. The severity, magnitude and duration of the COVID-19 pandemic is uncertain, rapidly changing and difficult to predict and depends on events beyond our knowledge or control. We might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results. As a result, we cannot at this time predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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
Unregistered Sale of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated:

Period	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (in millions) (2)
April 1, 2020 through April 30, 2020	82,841	$8.41	—	$49.0
May 1, 2020 through May 31, 2020	45,520	$9.81	—	$49.0
June 1, 2020 through June 30, 2020	—	$—	—	$49.0

(1)	Includes the surrender of shares of our common stock related to employees’ tax withholding upon vesting of restricted stock. See Note 12, Share-Based Compensation, to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
(2)	On November 13, 2013, the Board authorized, subject to the completion of the restatement of our financial statements, the repurchase of up to $50.0 million of our common stock from time to time in the open market or in privately negotiated transactions (the “2013 Repurchase Program”). The timing and amount of any shares repurchased under the 2013 Repurchase Program will be determined by our management based on its evaluation of market conditions and other factors. The 2013 Repurchase Program may be suspended or discontinued at any time.

Item 6.	Exhibits

The following are filed or incorporated by reference as a part of this Quarterly Report on Form 10-Q:

(a)

Exhibit Number	Exhibit Description
10.1*	Offer letter agreement between the Registrant and Rachel Wilson dated April 29, 2020
10.2+	Addendum No. 7 to Amended and Restated Services Agreement between the Registrant and IHC Health Services, Inc. dated as of April 30, 2020
10.3*	Form of Grant of Performance-Based Restricted Stock Unit Awards Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (file No. 001-34746) filed on July 15, 2020)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* +	Management contract or compensatory plan or arrangement. Portions of this exhibit (indicated therein by asterisks) have been omitted for confidential treatment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R1 RCM INC.

By:	/s/ Joseph Flanagan
Joseph Flanagan
President and Chief Executive Officer

By:	/s/ Rachel Wilson
Rachel Wilson
Chief Financial Officer and Treasurer
Date: August 4, 2020