Form 10-Q
period 2020-09-30
R1 RCM INC.
filed 2020-11-03
CIK 1472595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2020
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of October 27, 2020, the registrant had 116,662,422 shares of common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1.CONSOLIDATED FINANCIAL STATEMENTS

R1 RCM Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	(Unaudited)
	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$106.3	$92.0
Accounts receivable, net of $3.6 million and $2.8 million allowance	76.7	52.3
Accounts receivable, net of $0.1 million and $0.0 million allowance - related party	35.5	30.8
Prepaid expenses and other current assets	62.4	41.6
Assets held for sale	101.5	—
Total current assets	382.4	216.7
Property, equipment and software, net	102.8	116.9
Operating lease right-of-use assets	63.5	77.9
Intangible assets, net	175.7	164.7
Goodwill	375.3	253.2
Non-current deferred tax assets	54.5	64.2
Non-current portion of restricted cash equivalents	1.0	0.5
Other assets	49.3	35.0
Total assets	$1,204.5	$929.1
Liabilities
Current liabilities:
Accounts payable	$21.8	$20.2
Current portion of customer liabilities	18.8	14.0
Current portion of customer liabilities - related party	22.6	34.1
Accrued compensation and benefits	54.5	95.1
Current portion of operating lease liabilities	12.9	12.8
Current portion of long-term debt	29.0	16.3
Other accrued expenses	55.6	40.0
Liabilities held for sale	25.3	—
Total current liabilities	240.5	232.5
Non-current portion of customer liabilities - related party	17.2	18.6
Non-current portion of operating lease liabilities	73.6	82.7
Long-term debt	529.2	337.7
Other non-current liabilities	35.8	10.4
Total liabilities	896.3	681.9

8.00% Series A convertible preferred stock, par value $0.01, 370,000 shares authorized, 282,841 shares issued and outstanding as of September 30, 2020 (aggregate liquidation value of $288.5); 370,000 shares authorized, 266,529 shares issued and outstanding as of December 31, 2019 (aggregate liquidation value of $271.9)	245.7	229.1
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 130,412,966 shares issued and 116,493,027 shares outstanding at September 30, 2020; 127,807,546 shares issued and 114,021,280 shares outstanding at December 31, 2019	1.3	1.3
Additional paid-in capital	384.0	372.7
Accumulated deficit	(240.1)	(277.8)
Accumulated other comprehensive loss	(7.9)	(4.5)
Treasury stock, at cost, 13,919,939 shares as of September 30, 2020; 13,786,266 shares as of December 31, 2019	(74.8)	(73.6)
Total stockholders’ equity	62.5	18.1
Total liabilities and stockholders’ equity	$1,204.5	$929.1
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(In millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net services revenue ($193.4 million and $608.2 million for the three and nine months ended September 30, 2020, respectively, and $204.5 million and $583.7 million for the three and nine months ended September 30, 2019, respectively, from related party)	$307.2	$301.2	$942.4	$872.1
Operating expenses:
Cost of services	255.2	241.9	757.4	725.2
Selling, general and administrative	25.7	28.3	74.5	76.6
Other expenses	15.7	7.4	42.4	26.9
Total operating expenses	296.6	277.6	874.3	828.7
Income from operations	10.6	23.6	68.1	43.4
Loss on debt extinguishment	—	—	—	18.8
Net interest expense	4.4	5.0	13.0	25.1
Income (loss) before income tax provision (benefit)	6.2	18.6	55.1	(0.5)
Income tax provision (benefit)	1.0	9.4	16.6	(4.7)
Net income	$5.2	$9.2	$38.5	$4.2
Net income (loss) per common share:
Basic	$—	$0.02	$0.10	$(0.10)
Diluted	$—	$0.01	$0.08	$(0.10)
Weighted average shares used in calculating net income (loss) per common share:
Basic	115,976,377	112,230,439	115,164,631	111,005,255
Diluted	115,976,377	165,622,407	171,178,086	111,005,255
Consolidated statements of comprehensive income
Net income	$5.2	$9.2	$38.5	$4.2
Other comprehensive income (loss):
Net change on derivatives designated as cash flow hedges, net of tax	1.1	(0.5)	(2.5)	(0.2)
Foreign currency translation adjustments	1.4	(1.2)	(0.9)	(0.7)
Comprehensive income	$7.7	$7.5	$35.1	$3.3

Basic:
Net income	$5.2	$9.2	$38.5	$4.2
Less dividends on preferred shares	(5.6)	(5.3)	(16.6)	(15.4)
Less income allocated to preferred shareholders	—	(1.9)	(10.9)	—
Net income (loss) available/allocated to common shareholders - basic	$(0.4)	$2.0	$11.0	$(11.2)
Diluted:
Net income	$5.2	$9.2	$38.5	$4.2
Less dividends on preferred shares	(5.6)	(5.3)	(16.6)	(15.4)
Less income allocated to preferred shareholders	—	(1.5)	(8.7)	—
Net income (loss) available/allocated to common shareholders - diluted	$(0.4)	$2.4	$13.2	$(11.2)
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)
(In millions, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	127,807,546	$1.3	(13,786,266)	$(73.6)	$372.7	$(277.8)	$(4.5)	$18.1
Impact of credit-loss standard adoption, net of tax of $0.3 million	—	—	—	—	—	(0.8)	—	(0.8)
Adjusted balance at January 1, 2020	127,807,546	$1.3	(13,786,266)	$(73.6)	$372.7	$(278.6)	$(4.5)	$17.3
Share-based compensation expense	—	—	—	—	4.8	—	—	4.8
Issuance of common stock related to share-based compensation plans	1,720	—	—	—	—	—	—	—
Exercise of vested stock options	553,520	—	—	—	3.1	—	—	3.1
Dividends paid/accrued	—	—	—	—	(5.4)	—	—	(5.4)
Acquisition of treasury stock related to share-based compensation plans	—	—	(545)	—	—	—	—	—
Net change on derivatives designated as cash flow hedges, net of tax of $1.5 million	—	—	—	—	—	—	(4.4)	(4.4)
Foreign currency translation adjustments	—	—	—	—	—	—	(2.1)	(2.1)
Net income	—	—	—	—	—	18.2	—	18.2
Balance at March 31, 2020	128,362,786	$1.3	(13,786,811)	$(73.6)	$375.2	$(260.4)	$(11.0)	$31.5
Share-based compensation expense	—	—	—	—	4.4	—	—	4.4
Issuance of common stock related to share-based compensation plans	463,038	—	—	—	—	—	—	—
Exercise of vested stock options	464,136	—	—	—	1.2	—	—	1.2
Dividends paid/accrued	—	—	—	—	(5.6)	—	—	(5.6)
Acquisition of treasury stock related to share-based compensation plans	—	—	(128,361)	(1.1)	—	—	—	(1.1)
Net change on derivatives designated as cash flow hedges, net of tax of $0.3 million	—	—	—	—	—	—	0.8	0.8
Foreign currency translation adjustments	—	—	—	—	—	—	(0.2)	(0.2)
Net income	—	—	—	—	—	15.1	—	15.1
Balance at June 30, 2020	129,289,960	$1.3	(13,915,172)	$(74.7)	$375.2	$(245.3)	$(10.4)	$46.1
Share-based compensation expense	—	—	—	—	6.8	—	—	6.8
Issuance of common stock related to share-based compensation plans	14,015	—	—	—	—	—	—	—
Exercise of vested stock options	1,108,991	—	—	—	7.6	—	—	7.6
Dividends paid/accrued	—	—	—	—	(5.6)	—	—	(5.6)
Acquisition of treasury stock related to share-based compensation plans	—	—	(4,767)	(0.1)	—	—	—	(0.1)
Net change on derivatives designated as cash flow hedges, net of tax of $0.4 million	—	—	—	—	—	—	1.1	1.1
Foreign currency translation adjustments	—	—	—	—	—	—	1.4	1.4
Net income	—	—	—	—	—	5.2	—	5.2
Balance at September 30, 2020	130,412,966	$1.3	(13,919,939)	$(74.8)	$384.0	$(240.1)	$(7.9)	$62.5
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)
(In millions, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	123,353,656	$1.2	(12,811,755)	$(62.6)	$361.0	$(289.8)	$(3.5)	$6.3
Share-based compensation expense	—	—	—	—	4.5	—	—	4.5
Issuance of common stock related to share-based compensation plans	2,613	—	—	—	—	—	—	—
Exercise of vested stock options	145,235	—	—	—	0.4	—	—	0.4
Dividends paid/accrued	—	—	—	—	(5.0)	—	—	(5.0)
Acquisition of treasury stock related to share-based compensation plans	—	—	(342,998)	(3.3)	—	—	—	(3.3)
Forfeitures	—	—	(1,208)	—	—	—	—	—
Net change on derivatives designated as cash flow hedges, net of tax of $0.1 million	—	—	—	—	—	—	0.2	0.2
Foreign currency translation adjustments	—	—	—	—	—	—	0.5	0.5
Net income (loss)	—	—	—	—	—	0.2	—	0.2
Balance at March 31, 2019	123,501,504	$1.2	(13,155,961)	$(65.9)	$360.9	$(289.6)	$(2.8)	$3.8
Share-based compensation expense	—	—	—	—	4.8	—	—	4.8
Issuance of common stock related to share-based compensation plans	359,488	—	—	—	—	—	—	—
Exercise of vested stock options	1,329,175	0.1	—	—	7.3	—	—	7.4
Dividends paid/accrued	—	—	—	—	(5.1)	—	—	(5.1)
Acquisition of treasury stock related to share-based compensation plans	—	—	(143,739)	(1.4)	—	—	—	(1.4)
Net change on derivatives designated as cash flow hedges, net of tax of $0.0 million	—	—	—	—	—	—	0.1	0.1
Net income (loss)	—	—	—	—	—	(5.2)	—	(5.2)
Balance at June 30, 2019	125,190,167	$1.3	(13,299,700)	$(67.3)	$367.9	$(294.8)	$(2.7)	$4.4
Share-based compensation expense	—	—	—	—	3.8	—	—	3.8
Issuance of common stock related to share-based compensation plans	57,555	—	—	—	—	—	—	—
Exercise of vested stock options	918,604	—	—	—	4.3	—	—	4.3
Dividends paid/accrued	—	—	—	—	(5.2)	—	—	(5.2)
Acquisition of treasury stock related to share-based compensation plans	—	—	(2,051)	—	—	—	—	—
Net change on derivatives designated as cash flow hedges, net of tax of $0.2 million	—	—	—	—	—	—	(0.5)	(0.5)
Foreign currency translation adjustments	—	—	—	—	—	—	(1.2)	(1.2)
Net income (loss)	—	—	—	—	—	9.2	—	9.2
Balance at September 30, 2019	126,166,326	$1.3	(13,301,751)	$(67.3)	$370.8	$(285.6)	$(4.4)	$14.8
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net income	$38.5	$4.2
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	50.9	39.9
Amortization of debt issuance costs	0.8	1.4
Share-based compensation	15.9	12.8
Loss on disposal and right-of-use asset write-downs	5.1	—
Loss on debt extinguishment	—	18.8
Provision for credit losses	1.3	2.3
Deferred income taxes	16.2	(9.4)
Non-cash lease expense	8.7	8.5
Change in value of contingent consideration	1.6	—
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	(47.2)	9.8
Prepaid expenses and other assets	(11.8)	(20.1)
Accounts payable	1.9	10.5
Accrued compensation and benefits	(36.1)	(7.3)
Lease liabilities	(7.8)	(8.9)
Other liabilities	22.5	1.0
Customer liabilities and customer liabilities - related party	(10.0)	(20.2)
Net cash provided by operating activities	50.5	43.3
Investing activities
Purchases of property, equipment, and software	(42.3)	(43.1)
Acquisition of SCI, net of cash acquired and earn-out provision	(189.0)	—
Acquisition of RevWorks, net of contingent consideration	(5.0)	—
Net cash used in investing activities	(236.3)	(43.1)
Financing activities
Issuance of senior secured debt, net of discount and issuance costs	190.6	321.8
Borrowings on revolver	50.0	60.0
Repayment of senior secured debt	(17.0)	(272.7)
Repayment of subordinated notes and prepayment penalty	—	(112.2)
Repayments on revolver	(20.0)	(10.0)
Exercise of vested stock options	11.0	9.5
Shares withheld for taxes	(7.5)	(4.7)
Finance lease payments	(0.8)	(0.6)
Other	(5.0)	—
Net cash provided by (used in) financing activities	201.3	(8.9)
Effect of exchange rate changes in cash, cash equivalents and restricted cash	(0.7)	(0.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	14.8	(9.0)
Cash, cash equivalents and restricted cash, at beginning of period	92.5	65.1
Cash, cash equivalents and restricted cash, at end of period	$107.3	$56.1
Supplemental disclosures of cash flow information
Accrued dividends payable to preferred stockholders	$5.6	$5.2
Accrued and other liabilities related to purchases of property, equipment and software	$8.8	$20.1
Accounts payable related to purchases of property, equipment and software	$2.1	$5.2
Interest paid	$11.8	$22.6
Income taxes paid	$3.4	$3.5
Income taxes refunded	$0.2	$0.1
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

1. Business Description and Basis of Presentation
Business Description
R1 RCM Inc. (the “Company”) is a leading provider of technology-enabled revenue cycle management (“RCM”) services to healthcare providers, including health systems, hospitals, and physician groups. The Company helps healthcare providers generate sustainable improvements in their operating margins and cash flows while also enhancing patient, physician, and staff satisfaction for its customers. For further information regarding the Company's business, including relationships with Ascension Health (“Ascension”), TowerBrook Capital Partners (“TowerBrook”), and IHC Health Services, Inc. (“Intermountain”), and its prior acquisition of Intermedix Holdings, Inc. (“Intermedix”), refer to Note 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”).

SCI Solutions, Inc. Acquisition

On April 1, 2020, the Company completed the acquisition of scheduling.com, Inc. d/b/a SCI Solutions, Inc. (“SCI”) pursuant to a stock purchase agreement dated as of January 9, 2020 (the “Stock Purchase Agreement”), by and among the Company, Clearsight Intermediate Holdings, Inc. (“Clearsight Holdings”) and Clearsight Group Holdings, LLC (the “Seller”) (the “SCI Acquisition”). At the closing of the transaction, the Company purchased from the Seller all of the issued and outstanding equity interests of Clearsight Holdings, which owns all of the issued and outstanding equity interests of SCI. SCI is a leading provider of software-as-a-service (“SaaS”)-based scheduling and patient access solutions. SCI’s platform streamlines the patient and provider experience, creating efficient care networks where health systems’ capacity is digitally and conveniently accessible to all market constituents. The combination of R1 and SCI is expected to deliver enhanced value for healthcare providers by enabling them to expand digital front door strategies for their patients, improve operating efficiency, and increase capacity utilization, among other benefits. Refer to Note 4, Acquisitions for additional details.

RevWorks Acquisition

On August 3, 2020, the Company completed the acquisition of the RevWorks services business pursuant to an asset purchase agreement dated as of June 2, 2020 (the “RevWorks Purchase Agreement”) by and among the Company and Cerner Corporation (the “RevWorks Acquisition”). At the closing of the transaction, the Company purchased certain assets relating to the RevWorks services business, as specified in the RevWorks Purchase Agreement. The combination of R1 and RevWorks is expected to provide enhanced revenue cycle capabilities and expertise to RevWorks clients, helping drive sustainable financial improvements for providers while improving their patients’ overall experience. Refer to Note 4, Acquisitions for additional details.

Emergency Medical Services Disposition

On July 19, 2020, the Company entered into a definitive agreement to dispose of its emergency medical services (“EMS”) business, including EMS Revenue Cycle Management and Electronic Patient Care Reporting (the “EMS Disposition”) for $140 million, inclusive of a $5 million hold-back amount subject to the completion of certain transition services, to be paid approximately one year from the date of the disposition. As of September 30, 2020, the assets and liabilities of the EMS business of approximately $101.5 million and $25.3 million, respectively, were classified as held for sale. Refer to Note 5, Assets and Liabilities of Business Held for Sale for additional details. On October 30, 2020, the Company completed the sale of the EMS business. The Company expects to recognize a gain on the sale of between $45 million and $60 million, subject to completion of customary working capital adjustments and the goodwill allocation. Refer to Note 5, Assets and Liabilities of Business Held for Sale for additional details.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
Basis of Presentation
The accompanying unaudited consolidated financial statements reflect the Company's financial position as of September 30, 2020, the results of operations of the Company for the three and nine months ended September 30, 2020 and 2019, and the cash flows of the Company for the nine months ended September 30, 2020 and 2019. These financial statements include the accounts of R1 RCM Inc. and its wholly-owned subsidiaries. All material intercompany amounts have been eliminated in consolidation. These financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial reporting and as required by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information, have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2020.
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
The carrying amounts of the Company’s financial instruments, which include financial assets such as cash and cash equivalents, restricted cash equivalents, accounts receivable, net, and certain other current assets, as well as financial liabilities such as accounts payable, accrued service costs, accrued compensation and benefits, and certain other current liabilities, approximate their fair values, due to the short-term nature of these instruments. See Note 22, Derivative Financial Instruments, for a discussion of the fair value of the Company's forward currency derivative contracts and interest rate swaps.

The Company believes the carrying value of the senior revolver and term loan (see Note 12, Debt) approximates fair value as they are variable rate bank debt.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
4. Acquisitions

SCI

On April 1, 2020, the Company completed the acquisition of SCI. The SCI Acquisition has been accounted for under ASC 805, Business Combinations. Accordingly, the accounts of the acquired company, after adjustments to reflect fair values assigned to assets and liabilities, have been included in the Company’s consolidated financial statements since the date of the SCI Acquisition.

The purchase price for the SCI Acquisition was $190.0 million, subject to customary adjustments for cash, transaction expenses, earn-out consideration, and normalized working capital. The Company funded the purchase price for the SCI Acquisition and the Company’s associated transaction expenses with a combination of cash on hand and the incurrence of additional indebtedness (see Note 12, Debt). The purchase price has been provisionally allocated, on a preliminary basis, to assets acquired and liabilities assumed based on their preliminary estimated fair values as of the completion of the SCI Acquisition.
At the effective date of the SCI Acquisition, the assets acquired and liabilities assumed are generally required to be measured at fair value. The fair value estimate of assets acquired and liabilities assumed are pending completion of certain elements, including gathering further information about the identification and completeness of all assets and liabilities acquired, the finalization of an independent appraisal and valuations of fair value of the assets acquired and liabilities assumed, and final review by the Company's management. The Company expects to finalize these amounts in the fourth quarter of 2020. Accordingly, management considers the balances shown in the following table to be preliminary. Some of the more significant amounts that are not yet finalized relate to the fair value of intangible assets, contingent liabilities, and income and non-income related taxes. Accordingly, there could be adjustments to the consolidated financial statements, including changes in our amortization expense related to the valuation of intangible assets acquired and their respective useful lives among other adjustments. This measurement period will not exceed one year from the acquisition date.
The final determination of the assets acquired and liabilities assumed will be based on the established fair value of the assets acquired and the liabilities assumed as of the acquisition date. The excess of the purchase price over the fair value of net assets acquired is allocated to goodwill. The final determination of the purchase price, fair values, and resulting goodwill may differ from what is reflected in these consolidated financial statements.

The preliminary fair value of assets acquired and liabilities assumed is (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

Purchase Price Allocation
Total purchase consideration	$196.7

Allocation of consideration to assets acquired and liabilities assumed:
Cash and cash equivalents	$2.9
Accounts receivable	2.8
Prepaid expenses and other current assets	1.1
Property, equipment and software	0.3
Operating lease right-of-use assets	1.2
Intangible assets	86.1
Goodwill	126.3
Accounts payable	(0.2)
Current portion of customer liabilities	(4.0)
Accrued compensation and benefits	(1.9)
Current portion of operating lease liabilities	(0.5)
Other accrued expenses	(0.3)
Non-current portion of operating lease liabilities	(0.7)
Other non-current liabilities	(5.0)
Deferred income tax liabilities	(11.4)
Net assets acquired	$196.7

Other non-current liabilities contained a note payable for $5 million. The Company repaid this note in the second quarter of 2020.

The goodwill recognized is primarily attributable to synergies that are expected to be achieved from the integration of SCI. None of the goodwill is expected to be deductible for income tax purposes.

The purchase price includes an earn-out provision, which is dependent on achieving certain revenue and operational targets in the year following the acquisition. The earn-out is binary, with the potential payment being either $10 million or $0. Based on projections at the time of acquisition, the earn-out was valued at $4.8 million. Adjustments to the earn-out based on information obtained subsequent to the acquisition are recorded through the income statement. In the third quarter of 2020, the Company updated the earn-out value to $6.4 million and recorded a change to income of $1.6 million as a component of other expenses in the quarter.

Included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 are net sales of $7.4 million and $14.0 million, respectively, and net loss before income taxes of $1.6 million and $3.9 million related to the operations of SCI since the acquisition date of April 1, 2020.

Measurement period adjustments

The Company had various measurement period adjustments due to updated valuation reports and additional knowledge gained since the acquisition. The significant adjustments included an increase to intangible assets of $1.8 million related to updated assumptions and information included in the valuations, an increase to the deferred tax liability of $1.3 million, and an offset of these changes to goodwill. In conjunction with the adjustments, the Company adjusted amortization expense in the quarter ended September 30, 2020.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
RevWorks

On August 3, 2020, the Company completed the acquisition of RevWorks. The RevWorks Acquisition has been accounted for under ASC 805, Business Combinations. Accordingly, the accounts of the acquired company, after adjustments to reflect estimated fair values assigned to assets and liabilities, have been included in the Company’s consolidated financial statements since the date of the RevWorks Acquisition.

The $30.0 million purchase consideration for the RevWorks Acquisition (inclusive of working capital) consisted of a $5.0 million payment at closing and two deferred payments, each of $12.5 million and totaling $25.0 million, which are due and payable on the first and second anniversary of the closing date. The two deferred payments are contractual obligations of the Company; however, they are potentially effectively refundable to the Company contingent on the achievement of certain pre-existing customer revenue targets for the RevWorks business that were agreed in the purchase agreement. If such targets are not achieved, this will result in Cerner Corporation (“Cerner”) returning to the Company up to $25.0 million. At the time of the acquisition, the Company recorded a present value liability for the contractual deferred payments of $24.3 million, and recorded an asset for the contingently returnable consideration of $22.3 million which is measured at fair value.

The assets acquired in the RevWorks Acquisition consist primarily of customer relationships and fixed assets. There were no significant pre-closing liabilities of the RevWorks business included in the RevWorks Acquisition. The fair value estimate of assets acquired and liabilities assumed are pending completion of multiple elements, including gathering further information about the identification and completeness of all assets and liabilities acquired.

The goodwill recognized is primarily attributable to synergies that are expected to be achieved from the integration of RevWorks.

Included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 are net sales of $8.3 million and net loss before income taxes of $0.3 million related to the operations of RevWorks since the acquisition date of August 3, 2020.

Pro Forma Results

The following table summarizes, on a pro forma basis, the combined results of the Company as though the SCI and RevWorks acquisitions had occurred as of January 1, 2019. These pro forma results are not necessarily indicative of either the actual consolidated results had the acquisitions occurred as of January 1, 2019 or of the future consolidated operating results for any period. Pro forma results are (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net services revenue	$308.2	$325.1	$992.3	$954.2
Net income (loss)	$0.3	$3.3	$51.5	$(9.5)

Supplemental pro-forma earnings were adjusted to exclude $6.0 million of acquisition-related costs incurred by the Company in 2020 and include those costs in 2019. Adjustments were also made to earnings to adjust depreciation and amortization to reflect fair value of identified assets acquired, to record the effects of extinguishing the debt of SCI and replacing it with the debt of the Company, and to record the income tax effect of these adjustments.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
5. Assets and Liabilities of Business Held for Sale

As part of our portfolio analysis and strategic initiatives, the Company entered into a definitive agreement to dispose of its EMS business on July 19, 2020 for $140 million, inclusive of a $5 million hold-back amount subject to the completion of certain transition services, to be paid approximately one year from the date of the disposition. The disposition price is subject to customary adjustments for working capital, cash, and transaction expenses. The EMS Disposition closed on October 30, 2020.

As of September 30, 2020, the assets and liabilities of the EMS business were classified as held-for-sale.

The following table presents a summary of the EMS business assets and liabilities held for sale included in the consolidated balance sheet as of September 30, 2020 (in millions):

September 30, 2020
Assets
Accounts receivable, net	$18.9
Prepaid expenses and other current assets	1.5
Property, equipment and software, net	5.9
Operating lease right-of-use assets	0.9
Intangible assets, net	66.5
Goodwill	7.6
Other assets	0.2
Total assets held for sale	$101.5

Liabilities
Accounts payable	$1.4
Current portion of customer liabilities	2.1
Operating lease liabilities	0.9
Other accrued expenses	2.6
Deferred tax liabilities (1)	18.1
Other non-current liabilities	0.2
Total liabilities held for sale	$25.3

(1) On a consolidated basis, the Company has a net deferred tax asset; however, the EMS business on a standalone basis is in a deferred tax liability position. For purposes of the EMS held for sale assets and liabilities, the deferred tax liability sits in the held for sale liability line.

The EMS business did not meet the criteria to be classified as a discontinued operation as the EMS Disposition will not have a major effect on the Company’s operations and financial results.

6. Accounts Receivable and Allowance for Credit Losses

Accounts receivable is comprised of unpaid balances pertaining to modular services and end-to-end RCM customers, net receivable balances for end-to-end RCM customers after considering cost reimbursements owed to such customers, including related accrued balances, and amounts due from physician RCM and practice management customers.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
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

The full effects of COVID-19 on the Company’s customers are uncertain and cannot be predicted. As a result, the Company’s future collection experience may differ from historical collection trends.

The Company has presented the rollforward below on a consolidated basis as the currently expected credit losses for its large Integrated Delivery Network customers are not anticipated to be material.

Movements in the allowance for credit losses are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$5.2	$2.1	$2.8	$1.1
Cumulative effect of ASC 326 adoption	—	—	1.1	—
Provision (recoveries)	(0.8)	1.3	0.5	2.5
Amounts reclassified to held for sale	(0.6)	—	(0.6)	—
Write-offs	(0.1)	(0.6)	(0.1)	(0.8)
Ending balance	$3.7	$2.8	$3.7	$2.8

7. Property, Equipment and Software
Property, equipment and software consist of the following (in millions):

	September 30, 2020	December 31, 2019
Buildings and land	$4.6	$4.6
Computer and other equipment	53.2	50.7
Leasehold improvements	28.3	31.1
Software	132.1	123.0
Office furniture	8.0	9.4
Property, equipment and software, gross	226.2	218.8
Less accumulated depreciation and amortization	(123.4)	(101.9)
Property, equipment and software, net	$102.8	$116.9
The following table summarizes the allocation of depreciation and amortization expense between cost of services and selling, general and administrative expenses (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of services	$11.8	$9.2	$34.1	$26.7
Selling, general and administrative	1.0	1.4	3.2	2.7
Total depreciation and amortization	$12.8	$10.6	$37.3	$29.4

8. Leases

The Company's accounting policy for leases, including the elections made as part of the adoption of ASC 842 effective January 1, 2019, are outlined in Note 8 of the Company's 2019 Form 10-K. The components of lease costs are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$4.3	$4.9	$14.1	$14.3
Finance lease cost:
Amortization of right-of-use (“ROU”) assets	0.1	0.2	0.4	0.6
Interest on lease liabilities	—	—	0.1	0.1
Sublease income	(0.6)	(0.6)	(1.7)	(1.7)
Total lease cost	$3.8	$4.5	$12.9	$13.3

Supplemental cash flow information related to leases are as follows (in millions):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$15.2	$13.8
Operating cash flows for finance leases	0.1	0.1
Financing cash flows for finance leases	0.8	0.6
ROU assets obtained in exchange for lease obligations:
Operating leases	3.4	11.6
Finance leases	—	0.5

The Company presents all non-cash transactions related to adjustments to the lease liability or right-of-use asset as non-cash transactions. This includes all non-cash charges related to any modification or reassessment events triggering remeasurement.

Supplemental balance sheet information related to leases are as follows:

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	September 30, 2020	December 31, 2019
Weighted average remaining lease term:
Operating leases	7 years	8 years
Finance leases	2 years	2 years

Weighted average incremental borrowing rate:
Operating leases	8.87%	8.84%
Finance leases	6.62%	6.45%

Maturities of lease liabilities as of September 30, 2020 are as follows (in millions):

	Operating Leases	Finance Leases
Remainder of 2020	$5.5	$—
2021	19.1	0.5
2022	16.4	0.1
2023	15.2	—
2024	15.0	—
2025	14.8	—
Thereafter	33.9	—
Total	119.9	0.6
Less:
Amounts included in held for sale liabilities	0.9	—
Imputed interest	32.5	—
Present value of lease liabilities	$86.5	$0.6

9. Intangible Assets

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at September 30, 2020 and December 31, 2019 (in millions):

	September 30, 2020			December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$97.9	$(13.1)	$84.8	$160.9	$(15.6)	$145.3
Technology	101.7	(10.8)	90.9	26.8	(7.4)	19.4
Total intangible assets	$199.6	$(23.9)	$175.7	$187.7	$(23.0)	$164.7

Through the SCI and RevWorks acquisitions, the Company acquired the following intangible assets in 2020 (in millions, except weighted average useful life):

	Weighted Average Useful Life	Gross Carrying Value
Customer relationships	10 years	$5.8
Technology	10 years	$85.3

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
Intangible asset amortization expense was $4.5 million and $13.6 million for the three and nine months ended September 30, 2020, and $3.5 million and $10.5 million for the three and nine months ended September 30, 2019.

Estimated annual amortization expense related to intangible assets with definite lives as of September 30, 2020 is as follows (in millions):

Remainder of 2020	$4.3
2021	17.3
2022	17.3
2023	17.3
2024	15.5
2025	14.5
Thereafter	89.5
Total	$175.7

10. Goodwill

Unless otherwise required, goodwill is tested for impairment annually in the fourth quarter. Changes in the carrying amount of goodwill for the nine months ended September 30, 2020 were (in millions):

Goodwill
Balance as of December 31, 2019	$253.2
Acquisitions	129.7
Amounts reclassified to held for sale	(7.6)
Balance as of September 30, 2020	$375.3

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by source (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net operating fees	$253.7	$266.6	$822.4	$760.8
Incentive fees	25.1	12.3	43.2	41.9
Other	28.4	22.3	76.8	69.4
Net services revenue	$307.2	$301.2	$942.4	$872.1

Contract Balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	September 30, 2020	December 31, 2019
Receivables (1)	$112.2	$83.1
Contract assets (2)	1.7	2.0
Contract liabilities (2)	26.7	25.3

(1) Receivables are included in accounts receivable, net. The balance includes accounts receivable, net - related party.
(2) Contract assets and contract liabilities are included in other current assets and customer liabilities, respectively. The contract liabilities balance contains related party amounts, including $4.1 million and $4.2 million of current customer liabilities and $17.2 million and $18.6 million of non-current customer liabilities for the nine months ended September 30, 2020 and year ended December 31, 2019, respectively.

A receivable is recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are typically 30-60 days.

The Company recognized revenue of $88.0 million and $69.0 million during the nine months ended September 30, 2020 and 2019, which amounts were included in contract liabilities at the beginning of the respective periods. These revenue amounts include $85.0 million and $66.7 million for the nine months ended September 30, 2020 and 2019, respectively, related to advanced billings which become accounts receivable and contract liabilities on the first day of the respective service period.

Transaction Price Allocated to the Remaining Performance Obligation

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in millions). The estimated revenue does not include amounts of variable consideration that are constrained.

	Net operating fees	Incentive fees	Other
2020	$25.0	$16.2	$—
2021	33.8	27.2	3.9
2022	14.1	—	5.7
2023	9.8	—	5.7
2024	4.1	—	5.7
2025	4.1	—	2.9
Thereafter	0.5	—	—
Total	$91.4	$43.4	$23.9

The amounts presented in the table above include variable fee estimates for the non-cancellable term of the Company's physician groups RCM services contracts, fixed fees which are typically recognized ratably as the performance obligation is satisfied, and incentive fees which are measured cumulatively over the contractually defined performance period.

Estimates of revenue expected to be recognized in future periods exclude unexercised customer options to purchase services within the Company's physician advisory services (“PAS”) contracts that do not represent material rights to the customer. Customer options that do not represent a material right are only accounted for as revenues when the customer exercises its option to purchase additional goods or services.

12. Debt

The carrying amounts of debt consist of the following (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	September 30, 2020	December 31, 2019
Senior Revolver	$70.0	$40.0
Senior Term Loan	491.0	316.9
Unamortized discount and issuance costs	(2.8)	(2.9)
Total debt	558.2	354.0
Less: Current maturities	(29.0)	(16.3)
Total long-term debt	$529.2	$337.7

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

The Incremental Term Loan was drawn substantially concurrently with the closing of the SCI Acquisition on April 1, 2020. The proceeds of the Incremental Term Loan were used to fund the purchase price for the SCI Acquisition and related expenses. For further details on the closing, refer to Note 4, Acquisitions. The Incremental Term Loan has terms consistent with those of the Senior Term Loan, including with respect to interest, maturity, amortization, and prepayments and has the same affirmative and negative covenants and events of default as those applicable to the Senior Term Loan under the Credit Agreement. The drawing of the Incremental Term Loan increased the balance of the obligation due under the Senior Term Loan, and therefore is shown as one consolidated obligation.

In accordance with ASC 470-50, the Amendment was treated as a loan modification in the financial statements.

The Senior Revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swing loans.” Any issuance of letters of credit or making of a swing loan will reduce the amount available under the revolving credit facility. As of September 30, 2020, the Company had $70.0 million in borrowings, no letters of credit outstanding, and $30.0 million of availability under the Senior Revolver.

Borrowings under the Senior Secured Credit Facilities bear interest, at the Company’s option, at: (i) an Alternate Base Rate (“ABR”) equal to the greater of (a) the prime rate of Bank of America, N.A., (b) the federal funds rate plus 0.50% per annum, and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus between 0.75% and 1.75% dependent on the Company's Net Leverage Ratio (provided that the Eurodollar rate applicable to the Term Loan Facility shall not be less than 0.00% per annum); or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the Term Loan Facility shall not be less than 0.00% per annum), plus between 1.75% and 2.75%, dependent on the Company's Net Leverage Ratio. The interest rate as of September 30, 2020 was 2.40%. The Company is also required to pay an unused commitment fee to the lenders under the Senior Revolver at a rate between 0.30% and 0.50% of the average daily unutilized commitments thereunder dependent on the Company's net leverage ratio.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of its subsidiaries to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase the Company’s capital stock; (vi) make investments, loans or advances; (vii) repay certain junior indebtedness; (viii) engage in certain transactions with affiliates; (ix) enter into sale and leaseback transactions; (x) amend material agreements governing certain of the Company’s junior indebtedness; (xi) change the Company’s lines of business; (xii) make certain acquisitions; and (xiii) limitations on the letter of credit cash collateral account. The Credit Agreement contains customary affirmative covenants and events of default. In addition, the Company is required to maintain minimum consolidated total net leverage and consolidated interest coverage ratios. The Company was in compliance with all of the covenants in the Credit Agreement as of September 30, 2020.

Debt Maturities

Scheduled maturities of the Company’s long-term debt are summarized as follows (in millions):

Scheduled Maturities
2020	$6.4
2021	32.3
2022	38.7
2023	45.2
2024	438.4
Total	$561.0

For further details on the Company's debt, refer to Note 13 of the Company's 2019 Form 10-K.

13. Share-Based Compensation

The share-based compensation expense relating to the Company’s stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance-based restricted stock units (“PBRSUs”) for the three months ended September 30, 2020 and 2019 was $6.8 million and $3.8 million, respectively, with related tax benefits of approximately $1.2 million and $0.9 million, respectively. The share-based compensation expense relating to the Company’s stock options, RSAs, RSUs, and PBRSUs for the nine months ended September 30, 2020 and 2019 was $15.9 million and $12.8 million, respectively, with related tax benefits of approximately $2.6 million and $2.3 million, respectively.

The Company accounts for forfeitures as they occur. Excess tax benefits and shortfalls for share-based payments are recognized in income tax expense (benefit) and included in operating activities. The Company recognized $1.2 million and $0.7 million of income tax benefit from windfalls associated with vesting and exercises of equity awards for the three months ended September 30, 2020 and 2019, respectively. The Company recognized $2.9 million and $4.1 million of income tax benefit from windfalls associated with vesting and exercises of equity awards for the nine months ended September 30, 2020 and 2019, respectively.
Total share-based compensation costs that have been included in the Company’s consolidated statements of operations were as follows (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Share-Based Compensation Expense Allocation Details:
Cost of services	$2.7	$1.5	$6.1	$4.3
Selling, general and administrative	4.1	2.3	9.8	8.4
Other	—	—	—	0.1
Total share-based compensation expense	$6.8	$3.8	$15.9	$12.8
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
The following table sets forth the significant assumptions used in the Black-Scholes option pricing model and the Monte Carlo simulations and the calculation of share-based compensation expense for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Expected dividend yield	—%	—%
Risk-free interest rate	0.4% to 1.7%	1.8% to 2.5%
Expected volatility	43%	40% to 45%
Expected term (in years)	5.5	2.00 to 5.50

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
Stock options
A summary of the options activity during the nine months ended September 30, 2020 is shown below:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2019	10,680,340	$5.59
Granted	74,596	10.69
Exercised	(2,126,647)	5.64
Canceled/forfeited	(103,349)	2.67
Expired	(1,214,220)	14.62
Outstanding at September 30, 2020	7,310,720	$4.16
Outstanding, vested and exercisable at September 30, 2020	6,218,553	$4.29
Outstanding, vested and exercisable at December 31, 2019	7,868,280	$6.57

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
Restricted stock awards, restricted stock units, and performance-based restricted stock units
A summary of the RSA, RSU, and PBRSU activity during the nine months ended September 30, 2020 is shown below:

				Weighted- Average Grant Date Fair Value
	RSAs	RSUs	PBRSUs	RSU	PBRSU
Outstanding and unvested at December 31, 2019	—	1,373,356	4,119,436	$8.03	$6.37
Granted	—	1,519,970	1,616,081	9.96	13.18
Vested	—	(478,773)	—	6.63	—
Forfeited	—	(163,397)	(304,896)	8.25	6.06
Outstanding and unvested at September 30, 2020	—	2,251,156	5,430,621	$9.62	$8.41

Shares surrendered for taxes for the nine months ended September 30, 2020	—	133,673	—
Cost of shares surrendered for taxes for the nine months ended September 30, 2020 (in millions)	$—	$1.2	$—
Shares surrendered for taxes for the nine months ended September 30, 2019	380,564	108,224	—
Cost of shares surrendered for taxes for the nine months ended September 30, 2019 (in millions)	$3.7	$1.0	$—

Outstanding PBRSUs issued prior to April 2019 vest upon satisfaction of both time-based requirements and market targets based on share price with certain awards vesting between December 31, 2020 and December 31, 2022. Depending on the percentage level at which the market-based condition is satisfied, the number of shares vesting could be between 0% and 350% of the number of PBRSUs originally granted. PBRSUs issued subsequent to April 2019 vest either in December 2021 or December 2022 upon satisfaction of both time-based and performance-based conditions. Depending on the award, performance condition targets may include cumulative adjusted EBITDA, end-to-end RCM agreement growth, scored revenue growth, or other specific performance factors. Depending on the percentage level at which the performance-based conditions are satisfied, the number of shares vesting could be between 0% and 200% of the number of PBRSUs originally granted. Based on the established targets, the maximum number of shares that could vest for all outstanding PBRSUs is 11,788,879.
14. Other Expenses
Other expenses (income) consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Severance and related employee benefits	$2.5	$1.3	$5.5	$1.7
Strategic initiatives (1)	6.5	3.9	18.2	15.0
Transitioned employees restructuring expense (2)	—	0.9	(0.2)	3.8
Digital Transformation Office (3)	—	1.3	—	5.7
Facility-exit charges (4)	2.5	(0.1)	7.4	(0.2)
Other (5)	4.2	0.1	11.5	0.9
Total other expenses	$15.7	$7.4	$42.4	$26.9

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
(1) Costs related to evaluating, pursuing, and integrating acquisitions, performing portfolio analyses, and other inorganic business projects as part of the Company’s growth strategy. Costs include vendor spend, employee time and expenses spent on activities, severance and retention amounts associated with integration activities, and changes to contingent consideration related to acquisitions.
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
(4) Costs include asset impairment charges and other costs related to exited leased facilities.
(5) For the three and nine months ended September 30, 2020, includes $2.6 million and $7.9 million, respectively, of expenses related to the COVID-19 pandemic, inclusive of appreciation bonuses for the Company’s front-line employees, pandemic response mobilization efforts, and other costs.
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

The Company recognized income tax expense for the three months ended September 30, 2020 on the year-to-date pre-tax income. The deviation from the federal statutory tax rate of 21% is primarily attributable to recognizing the provisions for GILTI plus the geographical mix of earnings, permanent differences, and discrete items. The income tax expense for the nine months ended September 30, 2020 was higher than the amount derived by applying the federal statutory tax rate of 21% primarily due to GILTI and discrete items.

The Company recognized income tax expense for the three months ended September 30, 2019 on the year-to-date pre-tax income. The deviation from the federal statutory tax rate of 21% is primarily attributable to recognizing the provisions of BEAT and GILTI plus the geographical mix of earnings, permanent differences, and discrete items. The income tax benefit for the nine months ended September 30, 2019 was higher than the amount derived by applying the federal statutory tax rate of 21% primarily due to discrete items.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. U.S. federal income tax returns since 2016 are currently open for examination. State jurisdictions vary for open tax years. The statute of limitations for most states ranges from three to six years.

At December 31, 2019, the Company had gross deferred tax assets of $135.0 million, of which $64.1 million related to net operating loss (“NOL”) carryforwards. The majority of the Company's carryforwards were generated in 2014 and 2016. The Company expects to be profitable, allowing the Company to utilize its NOL carryforward and other deferred tax assets.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
The Company's completed acquisition of SCI and provisional purchase accounting included $11.4 million of net deferred tax liabilities. In this amount is a deferred tax asset related to net operating loss carryforwards of approximately $10.4 million generated since 2002. Through the SCI Acquisition, the Company also acquired a deferred tax asset related to research and experimentation credits of approximately $4.1 million that management believe will not be realized, and a full valuation allowance was established.
16. 8.00% Series A Convertible Preferred Stock
The preferred stock is held by a related party, TCP-ASC ACHI Series LLLP, a limited liability limited partnership jointly owned by Ascension Health Alliance and investment funds affiliated with TowerBrook (the “Investor”).

The following summarizes the preferred stock activity for the nine months ended September 30, 2020 (in millions, except per share data):

	Preferred Stock
	Shares Issued and Outstanding	Carrying Value
Balance at December 31, 2019	266,529	$229.1
Dividends paid/accrued dividends	16,312	16.6
Balance at September 30, 2020	282,841	$245.7

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
Diluted net income per share is calculated using the more dilutive of the if-converted or the two-class method. For the three and nine months ended September 30, 2020 and 2019, the two-class method was more dilutive and was computed by adjusting the denominator used in the basic net income per share computation by potentially dilutive securities outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, shares issuable upon vesting of RSAs, RSUs, PBRSUs and shares issuable upon conversion of preferred stock.
Basic and diluted net income (loss) per common share are calculated as follows (in millions, except share and per share data):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic EPS:
Net income	$5.2	$9.2	$38.5	$4.2
Less dividends on preferred shares	(5.6)	(5.3)	(16.6)	(15.4)
Less income allocated to preferred shareholders	—	(1.9)	(10.9)	—
Net income (loss) available/(allocated) to common shareholders - basic	$(0.4)	$2.0	$11.0	$(11.2)
Diluted EPS:
Net income	$5.2	$9.2	$38.5	$4.2
Less dividends on preferred shares	(5.6)	(5.3)	(16.6)	(15.4)
Less income allocated to preferred shareholders	—	(1.5)	(8.7)	—
Net income (loss) available/(allocated) to common shareholders - diluted	$(0.4)	$2.4	$13.2	$(11.2)
Basic weighted-average common shares	115,976,377	112,230,439	115,164,631	111,005,255
Add: Effect of dilutive equity awards	—	10,465,800	12,293,285	—
Add: Effect of dilutive warrants	—	42,926,168	43,720,170	—
Diluted weighted average common shares	115,976,377	165,622,407	171,178,086	111,005,255
Net income (loss) per common share (basic)	$—	$0.02	$0.10	$(0.10)
Net income (loss) per common share (diluted)	$—	$0.01	$0.08	$(0.10)
Because of their anti-dilutive effect, 21,350,755 and 95,210 common share equivalents comprised of stock options, PBRSUs, and RSUs have been excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2020.
For the three and nine months ended September 30, 2019, 1,480,903 and 22,795,316 common share equivalents have been excluded from the diluted earnings per share calculation because of their anti-dilutive effect. Additionally, for the three months ended September 30, 2020 and nine months ended September 30, 2019, the Investor's and Intermountain's exercisable warrants to acquire up to 60 million and 1.5 million shares, respectively, of the Company's common stock have been excluded from the diluted earnings per share calculation because they are anti-dilutive. For the three months ended September 30, 2020 and nine months ended September 30, 2019, the exercisable warrants equate to 46,500,241 and 41,099,845 dilutive shares, respectively, under the treasury stock method.

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
19. Related Party Transactions
This note encompasses transactions between Ascension and the Company pursuant to the amended and restated Master Professional Services Agreement (“A&R MPSA”), including all supplements, amendments and other documents entered into in connection therewith. For further details on the Company's agreements with Ascension, see Note 1 and Note 18 of the Company's 2019 Form 10-K.
Net services revenue from services provided to Ascension included in the Company’s consolidated statements of operations were (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Ascension	$193.4	$204.5	$608.2	$583.7
Amounts included in the Company's consolidated balance sheets for Ascension, excluding debt, are (in millions):

	September 30, 2020	December 31, 2019
Accounts receivable, net of $0.1 million and $0.0 million allowance - related party	$35.5	$30.8

Current portion of customer liabilities	$22.6	$34.1
Non-current portion of customer liabilities	$17.2	$18.6
Total customer liabilities	$39.8	$52.7

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

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	September 30, 2020	December 31, 2019
Prepaid expenses and other current assets	$4.5	$4.0
Other assets	20.6	20.8
Total deferred contract costs	$25.1	$24.8
The associated assets are amortized as services are transferred to the customer over the remaining life of the contracts. For the three and nine months ended September 30, 2020, total amortization was $1.3 million and $3.6 million, respectively, and there were no associated impairment losses. For the three and nine months ended September 30, 2019, total amortization was $0.9 million and $2.4 million, respectively, and there were no associated impairment losses.
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
Healthcare providers affiliated with Ascension have accounted for a significant portion of the Company’s net services revenue each year since the Company’s formation. For the three months ended September 30, 2020 and 2019, net services revenue from healthcare organizations affiliated with Ascension accounted for 63% and 68% of the Company's total net services revenue, respectively. For the nine months ended September 30, 2020 and 2019, net services revenue from Ascension accounted for 65% and 67%, respectively. The loss of customers within the Ascension health system could have a material adverse impact on the Company’s operations. For the three months ended September 30, 2020 and 2019, Intermountain Healthcare accounted for 12% and 15% of the Company's total net services revenue, respectively. For the nine months ended September 30, 2020 and 2019, Intermountain Healthcare accounted for 14% and 15% of the Company’s total net services revenue, respectively.
As of September 30, 2020 and December 31, 2019, the Company had a concentration of credit risk with Ascension accounting for 32% and 37% of accounts receivable, respectively.
22. Derivative Financial Instruments

The Company utilizes cash flow hedges to mitigate its currency risk arising from its global delivery resources and to reduce variability in interest cash flows from its outstanding debt. As of September 30, 2020, the Company has recorded no existing gains or losses and $2.9 million of existing losses in accumulated other comprehensive income for the foreign currency hedges and interest rate swaps, respectively. The Company estimates that $1.7 million of losses reported in accumulated other comprehensive income are expected to be reclassified into earnings within the next 12 months for interest rate swaps. The amounts related to foreign currency hedges that were reclassified into cost of services were a net loss of $0.1 million and $0.8 million during the three and nine month period ended September 30, 2020, and a net gain of $0.4 million and $0.9 million during the three and nine month period ended September 30, 2019. The amounts related to the interest rate swaps that were reclassified into interest expense were a net loss of $0.5 million and $0.8 million during the three and nine month period ended September 30, 2020, and no net gain or loss during the three and nine month periods ended September 30, 2019.

The Company classifies cash flows from its derivative programs as cash flows from operating activities in the consolidated statements of cash flows. As of September 30, 2020, the Company’s currency forward contracts have maturities extending no later than December 31, 2020. The Company's interest rate swaps extend no later than August of 2022.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
As of September 30, 2020, the notional amounts of the Company's open foreign currency forward contracts and interest rate swaps were approximately $13.8 million and $200.0 million, respectively. As of December 31, 2019, the notional amounts of the Company's open foreign currency forward contracts and interest rate swaps were approximately $52.6 million and $100.0 million, respectively. As of September 30, 2020, the Company held no derivatives, or non-derivative hedging instruments, that were designated in fair value or net investment hedges. Fair values for derivative financial instruments are based on prices computed using third-party valuation models and are classified as Level 2 in accordance with the three-level hierarchy of fair value measurements.
23. Subsequent Events

Emergency Medical Services Sale

On October 30, 2020, the Company completed the EMS Disposition. Refer to Note 5 for additional information.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, that involve substantial risks and uncertainties. These statements are often identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “designed,” “may,” “plan,” “predict,” “project,” “would,” and similar expressions or variations. These forward-looking statements include, among other things, statements about the potential impacts of the COVID-19 pandemic, our strategic initiatives, our capital plans, our costs, our ability to successfully deliver on our commitments to our customers, our ability to deploy new business as planned, our ability to successfully implement new technologies, our future financial performance, and our liquidity. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the severity, magnitude, and duration of the COVID-19 pandemic; responses to the pandemic by the government and healthcare providers and the direct and indirect impacts of the pandemic on our customers and personnel; the disruption of national, state, and local economies as a result of the pandemic; the impact of the pandemic on our financial results, including possible lost revenue and increased expenses; as well as those discussed in the section titled “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and elsewhere in this Report, and those set forth in Part I, Item 1A of the 2019 Form 10-K and our other filings with the SEC. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
Overview
Our Business
R1 is a leading provider of technology-enabled revenue cycle management (“RCM”) services to healthcare providers, including health systems, hospitals, and physicians groups. Our services help healthcare providers generate sustainable improvements in their operating margins and cash flows while also enhancing patient, physician and staff satisfaction for our customers.
We achieve these results for our customers by managing healthcare providers’ revenue cycle operations, which encompass processes including patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation, and collections from patients and payers. We do so by deploying a unique operating model that leverages our extensive healthcare site experience, innovative technology, and process excellence. We assist our RCM customers in managing their revenue cycle operating costs while simultaneously increasing the portion of the maximum potential services revenue they receive. Together, these benefits can generate significant and sustainable improvements in operating margins and cash flows for our customers.

Our primary service offering consists of end-to-end RCM services for health systems, hospitals, and physician groups, which we deploy through an operating partner relationship or a co-managed relationship. Under an operating partner relationship, we provide comprehensive revenue cycle infrastructure to providers, including all revenue cycle personnel, technology solutions and process workflow. Under a co-managed relationship, we leverage our customers’ existing RCM staff and processes, and supplement them with our infused management, subject matter specialists, proprietary technology solutions, and other resources. Under the operating partner model, we record higher revenue and expenses due to the fact that almost all of the revenue cycle personnel are our employees and more third-party vendor contracts are controlled by us. Under the co-managed model, the majority of the revenue cycle personnel and more third-party vendor contracts remain with the customer and those costs are netted against our co-managed revenue. For the nine months ended September 30, 2020 and 2019, substantially all of our net operating and incentive fees from end-to-end RCM services were generated under the operating partner model.

We also offer modular services, allowing customers to engage us for only specific components of our end-to-end RCM service offering, such as physician advisory services (“PAS”), practice management (“PM”), revenue integrity solutions (“RIS”), patient experience, coding management, and business office services. Our PAS offering assists healthcare organizations in complying with payer requirements regarding whether to classify a hospital visit as an in-patient or an out-patient observation case for billing purposes. Our PM services offer administrative and operational support to allow healthcare providers to focus on delivering high quality patient care and outsource non-core functions to us. Our RIS offering includes charge capture, charge description master (“CDM”) maintenance, and pricing services that help providers ensure they are capturing the maximum net compliant revenue for services delivered. Our patient experience offering helps patients manage their data in one easy-to-use environment, enabling eligibility validation and insurance plan attribution, demographic accuracy, meeting authorization and referral requirements, medical necessity validation, and patient out-of-pocket cost estimation. Our coding management offering drives performance, quality, and consistent results via business intelligence and analysis, human capital management, an accountability framework, and a quality management program. Our business office services can help providers with the entire billing function or to specifically recoup revenue that may otherwise be lost by focusing skilled resources in lower priority areas with significant revenue potential.

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
SCI Solutions, Inc. Acquisition

On April 1, 2020, we completed the acquisition of scheduling.com, Inc. d/b/a SCI Solutions, Inc. (“SCI”) pursuant to a stock purchase agreement dated as of January 9, 2020 (the “Stock Purchase Agreement”), by and among the Company, Clearsight Intermediate Holdings, Inc. (“Clearsight Holdings”) and Clearsight Group Holdings, LLC (the “Seller”) (the “SCI Acquisition”). At the closing of the transaction, we purchased from the Seller all of the issued and outstanding equity interests of Clearsight Holdings, which owns all of the issued and outstanding equity interests of SCI. SCI is a leading provider of software-as-a-service (“SaaS”)-based scheduling and patient access solutions. SCI’s platform streamlines the patient and provider experience, creating efficient care networks where health systems’ capacity is digitally and conveniently accessible to all market constituents. The combination of R1 and SCI is expected to deliver enhanced value for healthcare providers by enabling them to expand digital front door strategies for their patients, improve operating efficiency, and increase capacity utilization, among other benefits. The aggregate purchase price consisted of $190 million in cash, which was adjusted pursuant to the Stock Purchase Agreement for estimated cash and working capital at the closing of the transaction, and is subject to a post-closing adjustment process. We will also be required to make an additional earn-out payment of up to $10 million if certain financial and operational targets are met within twelve months following the closing date.

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

RevWorks Acquisition

On August 3, 2020, we completed the acquisition of the RevWorks services business pursuant to an asset purchase agreement dated as of June 2, 2020 (the “RevWorks Purchase Agreement”) by and among the Company and Cerner Corporation (the “RevWorks Acquisition”). At the closing of the transaction, we purchased certain assets relating to the RevWorks services business, as specified in the RevWorks Purchase Agreement. The combination of R1 and RevWorks is expected to provide enhanced revenue cycle capabilities and expertise to RevWorks clients, helping drive sustainable financial improvements for providers while improving their patients’ overall experience.

EMS Disposition

On July 19, 2020, we entered into a definitive agreement to dispose of our emergency medical services (“EMS”) business, including EMS Revenue Cycle Management and Electronic Patient Care Reporting (the “EMS Disposition”) for $140 million, inclusive of a $5 million hold-back amount subject to the completion of certain transition services, to be paid approximately one year from the date of the disposition. As of September 30, 2020, the assets and liabilities of the EMS business were classified as held for sale. On October 30, 2020, we completed the EMS Disposition. We expect to recognize a gain on the sale of between $45 million and $60 million, subject to completion of customary working capital adjustments and the goodwill allocation.

Coronavirus Pandemic

In March 2020, the World Health Organization characterized COVID-19 as a pandemic. Restrictions on businesses and travel are occurring based on state and local guidelines and vary by locality and cannot be reasonably predicted.

Given the ongoing challenges associated with efforts to contain the spread of COVID-19 and related business impact for our customers, we initiated a number of actions in 2020 to ensure (1) the health and safety of our workforce and (2) uninterrupted and, in many respects, expanded support for our customers and the patients and communities they serve. Our efforts to date include: restricting all non-essential domestic and international travel; repositioning more than 15,000 global employees to a work-from-home operating environment; offering free COVID-19 testing and telemedicine visits; expanding paid time off for employees impacted by low work volumes; providing appreciation bonuses to our front-line, patient-facing services employees; launching a new remote patient registration tool to minimize contact between patients and registration staff and conserve personal protective equipment; leveraging capabilities acquired via our SCI acquisition to assist customers with processes to restart elective procedure scheduling; developing reporting to allow for detailed COVID-19 order tracking, scheduling, and follow-up; offering in-depth regulatory analysis and guidance for our customers given numerous changes to healthcare regulatory federal and state rules; and providing customers with operational best practices for implementation and revenue cycle management of telehealth services.

We have been able to partially offset the revenue pressure faced during the nine months ended September 30, 2020 by implementing measures to control costs and cash spending, including freezing hiring for non-critical roles, reducing non-COVID-related and non-SCI-related capital expenditures, eliminating discretionary spending, and suspending our 401(k) match and non-essential travel for the remainder of 2020. We are deferring our payroll tax remittances to the federal government as allowed under the CARES Act, allowing us to shift cash outflows from 2020 to 2021 and 2022. In addition, we are receiving an employee retention credit for allowable payroll expenses in conjunction with the CARES Act. We have also accelerated corporate cost savings initiatives that were originally planned for the fourth quarter into the second and third quarters. We have conducted a comprehensive review of our cost structure and capital expenditure needs, which have contributed to our cost control measures that we have implemented and continue to implement. As we navigate the uncertainties of the pandemic, our focus has been on the health and safety of our employees, while balancing long-term growth opportunities with short-term challenges.

Given the ongoing impact of the pandemic, there continues to be decreased patient volumes for our customers. We have continued to employ our full customer-facing workforce, even during lower patient volumes, because it is important to have that capacity available to serve our customers as volumes return. We anticipate continued volume constraints and corresponding revenue pressure associated with the pandemic. Despite the impacts of the pandemic, we have executed on inorganic growth opportunities, including beginning our integrations of both SCI and RevWorks. As of September 30, 2020, after giving effect to the receipt of approximately $130 million from the EMS divestiture, our liquidity, measured as cash on hand plus availability under the revolver, would have been approximately $270 million.

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
CONSOLIDATED RESULTS OF OPERATIONS
The following table provides consolidated operating results and other operating data for the periods indicated:

	Three Months Ended September 30,		2020 vs. 2019 Change		Nine Months Ended September 30,		2020 vs. 2019 Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(In millions except percentages)
Consolidated Statement of Operations Data:
Net operating fees	$253.7	$266.6	$(12.9)	(5)%	$822.4	$760.8	$61.6	8%
Incentive fees	25.1	12.3	12.8	104%	43.2	41.9	1.3	3%
Other	28.4	22.3	6.1	27%	76.8	69.4	7.4	11%
Net services revenue	307.2	301.2	6.0	2%	942.4	872.1	70.3	8%
Operating expenses:
Cost of services	255.2	241.9	13.3	5%	757.4	725.2	32.2	4%
Selling, general and administrative	25.7	28.3	(2.6)	(9)%	74.5	76.6	(2.1)	(3)%
Other expenses	15.7	7.4	8.3	112%	42.4	26.9	15.5	58%
Total operating expenses	296.6	277.6	19.0	7%	874.3	828.7	45.6	6%
Income from operations	10.6	23.6	(13.0)	(55)%	68.1	43.4	24.7	57%
Loss on debt extinguishment	—	—	—	—%	—	18.8	(18.8)	(100)%
Net interest expense	4.4	5.0	(0.6)	(12)%	13.0	25.1	(12.1)	(48)%
Net income (loss) before income tax provision (benefit)	6.2	18.6	(12.4)	(67)%	55.1	(0.5)	55.6	n.m.
Income tax provision (benefit)	1.0	9.4	(8.4)	(89)%	16.6	(4.7)	21.3	453%
Net income	$5.2	$9.2	$(4.0)	(43)%	$38.5	$4.2	$34.3	817%

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
We understand that, although non-GAAP measures are frequently used by investors, securities analysts, and others in their evaluation of companies, these measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:
•Adjusted EBITDA does not reflect:
•Changes in, or cash requirements for, our working capital needs;
•Share-based compensation expense;
•Income tax expenses or cash requirements to pay taxes;
•Interest expenses or cash required to pay interest;
•Certain other expenses which may require cash payments;
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
Reconciliation of GAAP and Non-GAAP Measures
The following table represents a reconciliation of adjusted EBITDA to net income, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended September 30,		2020 vs. 2019 Change		Nine Months Ended September 30,		2020 vs. 2019 Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(In millions except percentages)
Net income	$5.2	$9.2	$(4.0)	(43)%	$38.5	$4.2	$34.3	817%
Net interest expense	4.4	5.0	(0.6)	(12)%	13.0	25.1	(12.1)	(48)%
Income tax provision (benefit)	1.0	9.4	(8.4)	(89)%	16.6	(4.7)	21.3	453%
Depreciation and amortization expense	17.3	14.1	3.2	23%	50.9	39.9	11.0	28%
Share-based compensation expense (1)	6.8	3.8	3.0	79%	15.9	12.7	3.2	25%
Loss on debt extinguishment (2)	—	—	—	—%	—	18.8	(18.8)	(100)%
Other expenses (3)	15.7	7.4	8.3	112%	42.4	26.9	15.5	58%
Adjusted EBITDA (non-GAAP)	$50.4	$48.9	$1.5	3%	$177.3	$122.9	$54.4	44%

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
(3)        Other expenses consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Severance and related employee benefits	$2.5	$1.3	$5.5	$1.7
Strategic initiatives (1)	6.5	3.9	18.2	15.0
Transitioned employees restructuring expense (2)	—	0.9	(0.2)	3.8
Digital Transformation Office (3)	—	1.3	—	5.7
Facility-exit charges (4)	2.5	(0.1)	7.4	(0.2)
Other (5)	4.2	0.1	11.5	0.9
Total other expenses	$15.7	$7.4	$42.4	$26.9

(1) Costs related to evaluating, pursuing, and integrating acquisitions, performing portfolio analyses, and other inorganic business projects as part of the Company’s growth strategy. Costs include vendor spend, employee time and expenses spent on activities, severance and retention amounts associated with integration activities, and changes to contingent consideration related to acquisitions.
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
(4) Costs include asset impairment charges and other costs related to exited leased facilities.
(5) For the three and nine months ended September 30, 2020, includes $2.6 million and $7.9 million, respectively, of expenses related to the COVID-19 pandemic, inclusive of appreciation bonuses for the Company’s front-line employees, pandemic response mobilization efforts, and other costs.
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Net Services Revenue
Net services revenue increased by $6.0 million, or 2%, from $301.2 million for the three months ended September 30, 2019, to $307.2 million for the three months ended September 30, 2020. The increase was primarily driven by new customers onboarded in the last twelve months and the SCI and RevWorks acquisitions, offset by lower volumes due to COVID-19.
Cost of Services
Cost of services increased by $13.3 million, or 5%, from $241.9 million for the three months ended September 30, 2019, to $255.2 million for the three months ended September 30, 2020. The increase was primarily driven by an increase in costs associated with new customers onboarded in the last twelve months and the SCI and RevWorks acquisitions, partially offset by cost management.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $2.6 million, or 9%, from $28.3 million for the three months ended September 30, 2019, to $25.7 million for the three months ended September 30, 2020. The decrease was primarily driven by lower travel and marketing expenses due to COVID-19 and lower compensation costs.
Other Expenses
Other expenses increased by $8.3 million, or 112%, from $7.4 million for the three months ended September 30, 2019, to $15.7 million for the three months ended September 30, 2020. The increase was primarily driven by expenses related to COVID-19, the SCI acquisition, the planned EMS divestiture, and facility-exit expenses.
Income Tax Provision (Benefit)
Income tax expense decreased by $8.4 million from $9.4 million income tax expense for the three months ended September 30, 2019, to $1.0 million income tax expense for the three months ended September 30, 2020, primarily due to lower pre-tax income, offset by higher GILTI and certain permanent items. Our effective tax rate (including discrete items) was approximately 16% and 51% for the three months ended September 30, 2020 and 2019, respectively. The interim tax accounting guidance requires the use of the estimated Annual Effective Tax Rate (“AETR”) based on a full year of forecasted income and tax expense/(benefit) applied to year to date income/(loss). Our tax rate is also affected by discrete items that may occur in any given year, but are not necessarily consistent from year to year.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Net Services Revenue
Net services revenue increased by $70.3 million, or 8%, from $872.1 million for the nine months ended September 30, 2019, to $942.4 million for the nine months ended September 30, 2020. The increase was primarily driven by new customer wins since the beginning of 2019 and the SCI and RevWorks acquisitions.
Cost of Services
Cost of services increased by $32.2 million, or 4%, from $725.2 million for the nine months ended September 30, 2019, to $757.4 million for the nine months ended September 30, 2020. The increase was primarily driven by an increase in costs associated with new customers onboarded in the last twelve months and the SCI and RevWorks acquisitions, partially offset by cost management, lower compensation costs, and healthcare claims experience.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $2.1 million, or 3%, from $76.6 million for the nine months ended September 30, 2019, to $74.5 million for the nine months ended September 30, 2020. The decrease was primarily driven by lower travel and marketing expenses due to COVID-19 and lower compensation costs.
Other Expenses
Other expenses increased by $15.5 million, or 58%, from $26.9 million for the nine months ended September 30, 2019, to $42.4 million for the nine months ended September 30, 2020. This increase was primarily driven by expenses related to the SCI and RevWorks acquisitions, expenses related to COVID-19, and facility-exit expenses.

Income Tax Provision (Benefit)
Income tax expense increased by $21.3 million from a $4.7 million income tax benefit for the nine months ended September 30, 2019, to a $16.6 million income tax expense for the nine months ended September 30, 2020, primarily due to higher pre-tax income, geographic income allocation, GILTI, and certain permanent items. Our effective tax rate (including discrete items) was approximately 30% and 940% for the nine months ended September 30, 2020 and 2019, respectively. The interim tax accounting guidance requires the use of the estimated Annual Effective Tax Rate (“AETR”) based on a full year of forecasted income and tax expense/(benefit) applied to year to date income/(loss). Our tax rate is also affected by discrete items that may occur in any given year, but are not necessarily consistent from year to year.
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
Liquidity and Capital Resources
As of September 30, 2020, after giving effect to the receipt of approximately $130 million from the EMS divestiture, our liquidity, measured as cash on hand plus availability under the revolver, would have been approximately $270 million.
Cash flows from operating, investing, and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Nine Months Ended September 30,
	2020	2019
	(In millions)
Net cash provided by operating activities	$50.5	$43.3
Net cash used in investing activities	$(236.3)	$(43.1)
Net cash provided by (used in) financing activities	$201.3	$(8.9)
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Operating Activities
Cash provided by operating activities increased by $7.2 million from $43.3 million for the nine months ended September 30, 2019, to $50.5 million for the nine months ended September 30, 2020. Cash provided by operating activities increased due to increased net income from operations of $34.3 million, changes in the deferred tax asset utilization, and increased other liabilities related to our deferred payroll tax obligations as permitted under the CARES act, offset by timing of working capital changes, primarily increased accounts receivable balances in 2020 due to new customer accounts receivables, inclusive of SCI and RevWorks, of approximately $25 million, increases in incentive fee receivables of approximately $7 million, and increases in our physicians accounts receivables.

Investing Activities
Cash used in investing activities increased by $193.2 million from $43.1 million for the nine months ended September 30, 2019, to $236.3 million for the nine months ended September 30, 2020. Cash used in investing activities increased due to the SCI and RevWorks acquisitions, which utilized cash of approximately $194.0 million for the nine months ended September 30, 2020.
Financing Activities
Cash provided by financing activities increased by $210.2 million from cash used of $8.9 million for the nine months ended September 30, 2019, to cash provided of $201.3 million for the nine months ended September 30, 2020. This change was due to the incremental term loan of approximately $191.1 million drawn in conjunction with the SCI Acquisition, as well as increased borrowing under our revolver in 2020 of approximately $30.0 million in order to maintain sufficient cash on hand in light of the COVID-19 pandemic.
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

On April 1, 2020, substantially concurrently with the closing of the SCI Acquisition, we borrowed an additional $191.1 million under an incremental delayed-draw term loan facility (the “Incremental Term Loan”) on the same terms as our existing Senior Term Loan provided under the Credit Agreement. The proceeds of the Incremental Term Loan were used to fund the purchase price for the SCI Acquisition and related expenses. The Incremental Term Loan has terms consistent with those of the Senior Term Loan, including with respect to interest, maturity, amortization, and prepayments and has the same affirmative and negative covenants and events of default as those applicable to the Senior Term Loan under the Credit Agreement. The drawing of the Incremental Term Loan increased the balance of the obligation due under the Senior Term Loan, and therefore is shown as one consolidated obligation.

In accordance with ASC 470-50, the Amendment was treated as a loan modification in the financial statements.

The Senior Revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swing loans.” Any issuance of letters of credit or making of a swing loan will reduce the amount available under the revolving credit facility. As of September 30, 2020, we had $70.0 million in borrowings, no letters of credit outstanding, and $30.0 million of availability under the Senior Revolver.

Borrowings under the Senior Secured Credit Facilities bear interest, at our option, at: (i) an Alternate Base Rate (“ABR”) equal to the greater of (a) the prime rate of Bank of America, N.A., (b) the federal funds rate plus 0.50% per annum, and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus between 0.75% and 1.75% dependent on our Net Leverage Ratio (provided that the Eurodollar rate applicable to the Term Loan Facility shall not be less than 0.00% per annum); or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the Term Loan Facility shall not be less than 0.00% per annum), plus between 1.75% and 2.75%, dependent on our Net Leverage Ratio. The interest rate as of September 30, 2020 was 2.40%. We are also required to pay an unused commitment fee to the lenders under the Senior Revolver at a rate between 0.30% and 0.50% of the average daily unutilized commitments thereunder dependent on our net leverage ratio.

The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and our subsidiaries' ability to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase our capital stock; (vi) make investments, loans or advances; (vii) repay certain junior indebtedness; (viii) engage in certain transactions with affiliates; (ix) enter into sale and leaseback transactions; (x) amend material agreements governing certain of our junior indebtedness; (xi) change our lines of business; (xii) make certain acquisitions; and (xiii) limitations on the letter of credit cash collateral account. The Credit Agreement contains customary affirmative covenants and events of default. In addition, we are required to maintain minimum consolidated total net leverage and consolidated interest coverage ratios. We were in compliance with all of the covenants in the Credit Agreement as of September 30, 2020.

For further details on our debt, refer to Note 13 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”).

CONTRACTUAL OBLIGATIONS

The following table presents a summary of our contractual obligations as of September 30, 2020 (in millions):

	2020	2021	2022	2023	2024	2025	Thereafter	Total
Operating leases (1)	$5.5	$19.1	$16.4	$15.2	$15.0	$14.8	$33.9	$119.9
Purchase and finance lease obligations (2)	$0.8	$11.9	$10.1	$9.0	$5.0	$1.8	$—	$38.6
Debt obligations	$6.4	$32.3	$38.7	$45.2	$438.4	$—	$—	$561.0
Interest on debt	$4.0	$14.6	$12.9	$11.4	$5.1	$—	$—	$48.0
Total	$16.7	$77.9	$78.1	$80.8	$463.5	$16.6	$33.9	$767.5

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
Interest Rate Sensitivity. Our results of operations and cash flows are subject to fluctuations due to changes in interest rates due to our debt and banking arrangements, which can result in fluctuations in our interest income and expense. As of September 30, 2020, we have hedged $100.0 million of our $561.0 million outstanding floating rate debt to a fixed rate of 1.4% plus the applicable spread defined in the Credit Agreement. An additional $100.0 million of our outstanding floating rate debt is hedged to a fixed rate of 1.1065% plus the applicable spread defined in the Credit Agreement. The remaining $361.0 million outstanding is subject to an average variable rate of 2.40% as of September 30, 2020. Assuming the current level of borrowings, a one percentage point increase or decrease in interest rates would increase or decrease our annual interest expense by approximately $3.6 million.
Our interest income is primarily generated from variable rate interest earned on operating cash accounts.
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee and the Euro because a portion of our operating expenses are incurred by our subsidiaries in India and Lithuania, and are denominated in Indian rupees and Euros, respectively. We do not generate significant revenues outside of the United States. For the nine months ended September 30, 2020 and 2019, 9% and 7% of our expenses were denominated in foreign currencies, respectively. As of September 30, 2020 and 2019, we had net assets of $56.6 million and $42.6 million in foreign entities, respectively. The reduction in earnings from a 10% change in foreign currency spot rates would be $9.1 million and $6.8 million at September 30, 2020 and 2019, respectively.
For designated cash flow hedges, gains and losses currently recorded in accumulated other comprehensive loss will be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as cost of services. As of September 30, 2020, there were no gains or losses, net of tax, currently recorded in accumulated other comprehensive loss.

We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $1.3 million as of September 30, 2020.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management including its principal executive officer and principal financial officer to allow timely decisions regarding required disclosures.

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, and/or operating results.

There have been no material changes in our risk factors from those disclosed in the 2019 Form 10-K, except as follows:

The novel coronavirus (“COVID-19”) pandemic has negatively affected and will likely continue to negatively affect our business, operating results, and financial condition.

On March 11, 2020, the COVID-19 outbreak was characterized as a pandemic by the World Health Organization. In response to the pandemic, governments around the world have implemented numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. Restrictions on businesses and travel are occurring based on state and local guidelines and vary by locality and cannot be reasonably predicted. Even after re-openings, a resurgence of cases may lead to further shut-downs or restrictions after the initial re-opening. These measures have impacted and may further impact all or portions of our workforce and operations and the operations of our customers. These impacts include decreases in patient volumes, the need for personal protective equipment and other protective measures for front-line employees, and work-from-home arrangements. Restrictions on our employees’ ability to travel could affect our ability to sell or onboard certain services. Our business, along with the global economy, has been adversely affected by these measures, which have resulted in a significant reductions in spending, volatile economic conditions, and business disruptions across markets globally.

During the nine months ended September 30, 2020, the adverse impacts to our results of operations which resulted from certain revenue pressure due to declining volumes were partially offset by our cost control initiatives which were implemented in 2020. However, due to the continued global spread of COVID-19, including throughout the U.S., we anticipate adverse effects on our results of operations throughout our business as our customers continue to experience disruptions to their businesses. In response to governmental restrictions and/or concerns regarding the spread of the virus, many patients and/or providers have delayed or cancelled routine and non-essential medical procedures and physician visits. As a result, a number of our customers have a reduced need for our personnel on site to manage their RCM activities. However, even with decreased patient volumes, we have continued to employ our full customer-facing workforce. We also have a large number of employees now working from home, and such arrangements may involve increased use of public Wi-Fi and use of office equipment off premises, which may make our business more vulnerable to cybersecurity breach attempts. This period of uncertainty could also lead to an increase in phishing and other scams, fraud, theft or other criminal activity. In addition, we have a significant number of personnel internationally, including in India, which has implemented strict travel restrictions across the country. Travel restrictions or other containment measures or the sudden spread of COVID-19 in India or in any other country where we have a large number of personnel or critical operations could impair our ability to manage day-to-day service delivery for our customers, which could result in, among other things, losses of revenue or breaches of our customer contracts if a large number of personnel were unable to work at the same time. Further, adverse impacts to our customers’ businesses as a result of the COVID-19 pandemic could cause delays in, or limit their ability to, make timely payments to us, which could adversely affect our results of operations. The COVID-19 pandemic and the response to it have caused an economic slowdown. An economic slowdown, recession or economic uncertainty as a result of the COVID-19 outbreak could negatively affect us by reducing patient or service volumes and payment ability. The extent to which COVID-19 will ultimately impact our results will depend on future developments, which are highly uncertain, but could materially and adversely impact our business, results of operations, and liquidity in future periods. The COVID-19 pandemic has also significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets, which can increase the cost of capital and adversely impact our ability to access capital.

These and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risks described in the “Risk Factors” section in our Annual Report on Form 10-K for the Year Ended December 31, 2019. The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the duration of the pandemic, travel restrictions, business closures or business disruption, and the actions taken throughout the world, including in our markets, to contain COVID-19 or treat its impact. The severity, magnitude, and duration of the COVID-19 pandemic is uncertain, rapidly changing, and difficult to predict and depends on events beyond our knowledge or control. We might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results. As a result, we cannot at this time predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Disruptions in service or damage to our global business services centers and third-party operated data centers could adversely affect our business.

Our global business services centers and third-party operated data centers are essential to our business. Our operations depend on our ability to operate our global business services centers and maintain and protect our applications, which are located in data centers that are operated for us by third parties. We cannot control or assure the continued or uninterrupted availability of these third-party data centers. In addition, our information technologies and systems, as well as our data centers and global business services centers, are vulnerable to damage or interruption from various causes, including (1) acts of God and other natural disasters, war, acts of terrorism, and pandemics and other public health events, including the COVID-19 pandemic, and (2) power losses, computer systems failures, internet and telecommunications or data network failures, operator error, losses of and corruption of data, and similar events. We have a business continuity plan and maintain insurance against fires, floods, other natural disasters, and general business interruptions to mitigate the adverse effects of a disruption, relocation or change in operating environment at one of our data centers or global business services centers, but the situations we plan for and the amount of insurance coverage we maintain may not be adequate in every particular case. In addition, the occurrence of any of these events could result in interruptions, delays or cessations in service to our customers, or in interruptions, delays or cessations in the direct connections we establish between our customers and payers. Any of these events could impair or inhibit our ability to provide our services, reduce the attractiveness of our services to current or potential customers, and adversely affect our financial condition and results of operations.

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

Our reliance on an international workforce exposes us to disruptions in the business, political, and economic environment in those regions. Maintenance of a stable political environment is important to our operations, and terrorist attacks and acts of violence or war may directly affect our physical facilities and workforce or contribute to general instability. Our global business services operations require us to comply with local laws and regulatory requirements, which are complex and of which we may not always be aware, and expose us to foreign currency exchange rate risk. Our global business services operations may also subject us to trade restrictions, reduced or inadequate protection for intellectual property rights, security breaches, pandemics and other public health events, including the COVID-19 pandemic, and other factors that may adversely affect our business. Negative developments in any of these areas could increase our costs of operations or otherwise harm our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sale of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated:

Period	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (in millions) (2)
July 1, 2020 through July 31, 2020	3,558	$12.14	—	$49.0
August 1, 2020 through August 31, 2020	1,209	$13.67	—	$49.0
September 1, 2020 through September 30, 2020	—	$—	—	$49.0

(1)	Includes the surrender of shares of our common stock related to employees’ tax withholding upon vesting of restricted stock. See Note 13, Share-Based Compensation, to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
(2)	On November 13, 2013, the Board authorized, subject to the completion of the restatement of our financial statements, the repurchase of up to $50.0 million of our common stock from time to time in the open market or in privately negotiated transactions (the “2013 Repurchase Program”). The timing and amount of any shares repurchased under the 2013 Repurchase Program will be determined by our management based on its evaluation of market conditions and other factors. The 2013 Repurchase Program may be suspended or discontinued at any time.

Item 6.	Exhibits

The following are filed or incorporated by reference as a part of this Quarterly Report on Form 10-Q:

(a)

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R1 RCM INC.

By:	/s/ Joseph Flanagan
Joseph Flanagan
President and Chief Executive Officer

By:	/s/ Rachel Wilson
Rachel Wilson
Chief Financial Officer and Treasurer
Date: November 3, 2020