Form 10-K
period 2020-12-31
R1 RCM INC.
filed 2021-02-18
CIK 1472595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2020: $1,286,428,886

As of February 11, 2021, the registrant had 261,066,217 shares of common stock, par value $0.01 per share, outstanding.

Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

R1 RCM INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the federal securities laws, that involve substantial risks and uncertainties. You should not place undue reliance on these statements. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K are forward-looking statements. The words “anticipate”, “believe”, “designed”, “estimate”, “expect”, “forecast”, “intend”, “may”, “plan”, “predict”, “project”, “target”, “will” or “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about our strategy, our future operations, our future financial position, our projected costs, our prospects, our plans, objectives of management, our ability to successfully deliver on our commitments to our customers, our ability to deploy new business as planned, our ability to successfully implement new technologies, our ability to integrate acquisitions as planned and to realize the expected benefits from acquisitions, the expected outcome or impact of pending or threatened litigation and expected market growth. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•our ability to retain existing customers or acquire new customers;

•our ability to manage our operations effectively;

•the development of markets for our RCM service offering;

•our ability to maintain profitability;

•variability in the lead time of prospective customers;

•competition within the market;

•breaches or failures of our information security measures or unauthorized access to a customer’s data;

•delayed or unsuccessful implementation of our technologies or services, or unexpected implementation costs;

•disruptions in or damages to our global business services centers and third-party operated data centers;

•the impact of the novel coronavirus (“COVID-19”) pandemic on our business, operating results, and financial condition;

•risks related to our indebtedness;

•the loss of key personnel;

•our ability to integrate our customers’ revenue cycle management employees;

•fluctuations in our results of operations or cash flows;

•our potential liability resulting from future errors;

•negative perceptions of the collection of medical co-pays and other payments from patients;

•negative perceptions of offshore outsourcing and proposed legislation related thereto;

•the impact of litigation;

•our legal responsibility for obligations related to our customers’ employees;

•our dependence on the A&R MPSA with Ascension;

•our ability to realize the anticipated benefits of acquisitions, strategic initiatives, and other investments;

•our ability to comply with healthcare laws and regulations;

•developments in the healthcare industry, including national healthcare reform;

•our ability to comply with information privacy laws;

•our ability to comply with debt collection and other consumer protection laws and regulations;

•our ability to protect our intellectual property; and

•other factors set forth in Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

PART I

Unless the context indicates otherwise, references in this Annual Report to “R1 RCM,” “R1,” the “Company” or “company,” “we,” “our” and “us” mean R1 RCM Inc. and its subsidiaries.

Item 1.	Business
Overview
R1 RCM is a leading provider of technology-driven solutions that transform the patient experience and financial performance of healthcare providers. Our services help healthcare providers generate sustainable improvements in their operating margins and cash flows while also enhancing patient, physician, and staff satisfaction for our customers.

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

Our primary service offering consists of end-to-end RCM services for health systems, hospitals, and physician groups, which we deploy through an operating partner relationship or a co-managed relationship. Under an operating partner relationship, we provide comprehensive revenue cycle infrastructure to providers, including all revenue cycle personnel, technology solutions, and process workflow. Under a co-managed relationship, we leverage our customers’ existing RCM staff and processes, and supplement them with our infused management, subject matter specialists, proprietary technology solutions, and other resources. Under the operating partner model, we record higher revenue and expenses due to the fact that almost all of the revenue cycle personnel are our employees and more third-party vendor contracts are controlled by us. Under the co-managed model, the majority of the revenue cycle personnel and more third-party vendor contracts remain with the customer and those costs are netted against our co-managed revenue. For the years ended December 31, 2020, 2019, and 2018, substantially all of our net operating and incentive fees from end-to-end RCM services were generated under the operating partner model.

We also offer modular services, allowing customers to engage us for only specific components of our end-to-end RCM service offering, such as physician advisory services (“PAS”), practice management (“PM”), revenue integrity solutions (“RIS”), patient experience (“PX”), coding management, and business office services. Our PAS offering assists healthcare organizations in complying with payer requirements regarding whether to classify a hospital visit as an in-patient or an out-patient observation case for billing purposes. Our PM services offer administrative and operational support to allow healthcare providers to focus on delivering high quality patient care and outsource non-core functions to us. Our RIS offering includes charge capture, charge description master (“CDM”) maintenance, and pricing services that help providers ensure they are capturing the maximum net compliant revenue for services delivered. Our PX offering helps patients manage their data in one easy-to-use environment, enabling eligibility validation and insurance plan attribution, demographic accuracy, meeting authorization and referral requirements, medical necessity validation, and patient out-of-pocket cost estimation. Our coding management offering drives performance, quality, and consistent results via business intelligence and analysis, human capital management, an accountability framework, and a quality management program. Our business office services can help providers with the entire billing function or to specifically recoup revenue that may otherwise be lost by focusing skilled resources in lower priority areas with significant revenue potential.

Once implemented, our technology solutions, processes, and services are deeply embedded in our customers’ day-to-day revenue cycle operations. We believe our service offerings are adaptable to meet an evolving healthcare regulatory environment, technology standards, and market trends.

Revenue Cycle Software and Services Market

Revenue cycle is an important function for healthcare providers as they seek to collect payment due to them from health insurance companies and patients. Healthcare providers operate their revenue cycle with a combination of labor, software, and services vendors. Third-party vendors offer various solutions including consulting services, software, and other services, including point solutions that cover one or multiple components of the revenue cycle and full outsourcing services, among others. The Centers for Medicare and Medicaid Services (“CMS”) projects hospital care expenditures in the U.S. to amount to $1.39 trillion in 2021. We estimate the cost of hospital revenue cycle operations to be approximately 5% of revenue, resulting in a market size of $70 billion. Additionally, CMS projects physician care expenditures to amount to $838 billion in 2021. We estimate cost of physician revenue cycle operations to be approximately 5.5% of revenue, resulting in a market size of $46 billion. According to Research and Markets, revenue cycle spend is projected to grow at a compounded annual growth rate of 12% through 2027.

Health systems are currently facing challenges in their revenue cycle operations based on several factors including: (1) more complex and clinical-outcomes based reimbursement, (2) industry consolidation amongst hospitals and across the continuum of care, (3) increasing patient responsibility of their medical bills, and (4) capital constraints to invest in the revenue cycle given financial difficulties and requirements to invest in improving clinical care. We believe these are positive trends for external vendors in the revenue cycle industry which we expect will drive further growth for the industry and our Company.
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
Our Services
Drawing on the combination of our extensive healthcare-site expertise, innovative technology, and process excellence, we seek to deliver measurable economic value to our customers across our RCM solutions.
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

This operating model consists of four components:

Technology - Comprehensive revenue cycle workflow & analytics solutions - Our technology integrates across multiple host and payer systems and hard-wire our standard methods, operating metrics, and daily routines into an end-to-end technology platform.

Workflow - End-to-end workflow differentiated on outcomes - We deploy a fully cataloged, standardized methodology for revenue cycle execution from order intake and scheduling to claim reimbursement. The approach is based on standard structures and rigorous methods, tested and proven in multiple organizations and environments.

Operations - Scaled global delivery model & leading human capital - We bring experienced talent across global business services, centralized analytics, and deployment teams who all deliver one operating platform. Our teams understand the missions and unique needs of non-profit organizations and are trained, certified, and continuously developed to deliver on customer revenue cycle needs.
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
Our end-to-end RCM agreements generally provide us with the opportunity to earn net operating fees and incentive fees. Net operating fees include gross base fees we charge our customers for operating the revenue cycle processes included in our agreements less corresponding costs of customers’ revenue cycle operations which we undertake to pay pursuant to our RCM agreements, and agreements on a fixed fee, per-use, and/or volumetric basis. We help our customers reduce their revenue cycle costs by implementing new operational practices, optimizing their technology suite, and deploying more efficient processes. We work with our customers to transfer aspects of their revenue cycle operations to our global business services operations, which typically results in lower operating costs than operating those aspects of the revenue cycle at the customers’ sites.
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

We seek to improve our customers’ processes using a variety of techniques including:

•Gathering Complete Patient and Payer Information. We focus on gathering complete patient information and validating insurance eligibility and benefits so patient care services can be recorded and billed to the appropriate parties. For scheduled healthcare services, we educate patients as to their potential financial responsibilities before receiving care. Through our systems, we maintain an automated electronic scorecard which measures the efficiency of up-front data capture, authorization, billing, and collections throughout the life cycle of any given patient account. These scorecards are analyzed in the aggregate, and the results are used to help improve workflow processes and operational decisions for our customers.
•Improving Claims Filing and Collections. Through our proprietary technology and process expertise, we identify, for each patient encounter, the estimated amount due from the patient and the amount our customer should receive from a payer if terms of the applicable contract with the payer and patient policies are followed. Over time, we compare these amounts with the actual payments collected to help identify which payers, types of medical treatments and patients represent various levels of payment risk for a customer. Using proprietary algorithms and analytics, we consider actual reimbursement patterns to predict the payment risk associated with a customer’s claims to its payers, and we then direct increased attention and time to the riskiest accounts.

•Identifying Alternative Payment Sources. We use various methods to find payment sources for uninsured patients and reimbursement for services not covered by payers. Our patient financial screening technology and methodologies often identify federal, state, or private grant sources to help pay for healthcare services. These techniques are designed to ease the financial burden on uninsured or underinsured patients, increase the percentage of patient bills that are actually paid, and improve the total amount of reimbursement received by our customers.

•Employing Proprietary Technology and Algorithms. We employ a variety of proprietary data analytics and algorithms. For example, we identify patient accounts with financial risk by applying proprietary analysis techniques to the data we have collected. Our systems are designed to streamline work processes through the use of proprietary algorithms that focus revenue cycle staff effort on those accounts deemed to have the greatest potential for improving net revenue yield or charge capture. We adjust our proprietary predictive algorithms to reflect changes in payer and patient behavior based upon the knowledge we obtain from our entire customer base. As new customers are added and payer and patient behavior changes, the information we use to create our algorithms expands, increasing the accuracy, reliability, and value of such algorithms.

•Using Analytical Capabilities and Operational Excellence. We draw on the experience that we have gained from working with some of the best healthcare provider systems in the United States to train our customers’ staff about new and innovative RCM practices. We use sophisticated analytical procedures to identify specific opportunities to improve business processes.

•Increasing Charge Capture. We are able to help our customers increase their charge capture by implementing optimization techniques and related processes. We use sophisticated analytics software to help improve the accuracy of claims filings and the resolution of disputed claims from payers. We also overlay a range of capabilities designed to reduce missed charges, improve the clinical/reimbursement interface, and produce bills that comply with payer requirements and applicable healthcare regulations.

•Leveraging our Global Business Services Operations. We help our customers increase their revenue cycle efficiency by implementing improved practices, streamlining workflow processes, and outsourcing aspects of their revenue cycle operations to our global business services operations. Examples of services that can be completed at our global business services operations in the United States and India include pre-registration, medical transcription, cash posting, reconciliation of payments to billing records, and patient and payer follow-up. By leveraging the economies of scale and experience of our global business services operations, we believe that we offer our customers better quality services at a lower cost.

We believe that these techniques are enhanced by our proprietary and integrated technology, management experience, and well-developed processes. Our proprietary technology solutions include workflow automation and direct payer connection capabilities that enable revenue cycle staff to focus on problem accounts rather than on manual tasks, such as searching payer websites for insurance and benefits verification for all patients. We employ technology that identifies and isolates specific cases requiring review or action, using the same interface for all users, to automate a host of tasks that otherwise can consume a significant amount of staff time. Our proprietary technology enhances the ability of our customers' revenue cycle staff to improve their interaction with patients. We use real-time feedback from our customers to improve the functionality and performance of our technology and processes and incorporate these improvements into our service offerings on a regular basis. We strive to apply operational excellence throughout our customers' entire revenue cycle.
Modular Solutions
Our modular service solutions allow customers to engage us for specific components of end-to-end RCM and expanded service offerings. These service offerings, including PAS, PM, RIS, PX, coding management, and business office services, allow our customers to place their focus on delivering high quality patient care, while outsourcing non-core functions to us. Providing modular solutions allows us to expand our customer base utilizing technology and service offerings which have already been developed.

Business Update

SCI Solutions, Inc. Acquisition

On April 1, 2020, we completed the acquisition of scheduling.com, Inc. d/b/a SCI Solutions, Inc. (“SCI”) pursuant to a stock purchase agreement dated as of January 9, 2020 (the “Stock Purchase Agreement”), by and among the Company, Clearsight Intermediate Holdings, Inc. (“Clearsight Holdings”), and Clearsight Group Holdings, LLC (the “Seller”) (the “SCI Acquisition”). At the closing of the transaction, we purchased from the Seller all of the issued and outstanding equity interests of Clearsight Holdings, which owns all of the issued and outstanding equity interests of SCI. SCI is a leading provider of software-as-a-service (“SaaS”)-based scheduling and patient access solutions. SCI’s platform streamlines the patient and provider experience, creating efficient care networks where health systems’ capacity is digitally and conveniently accessible to all market constituents. The combination of R1 and SCI is expected to deliver enhanced value for healthcare providers by enabling them to expand digital front door strategies for their patients, improve operating efficiency, and increase capacity utilization, among other benefits. The aggregate purchase price consisted of $190 million in cash, which was adjusted pursuant to the Stock Purchase Agreement for estimated cash and working capital at the closing of the transaction, and is subject to a post-closing adjustment process. We will also be required to make an additional earn-out payment of $10 million if certain financial and operational targets are met by April 30, 2021.

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

EMS Disposition

On July 19, 2020, we entered into a definitive agreement to dispose of our emergency medical services (“EMS”) business, including EMS Revenue Cycle Management and Electronic Patient Care Reporting (the “EMS Disposition”) for $140 million, inclusive of a $5 million hold-back amount subject to the completion of certain transition services, to be paid approximately one year from the date of the disposition. On October 30, 2020, we completed the EMS Disposition. We recognized a gain on the sale of $55.7 million, which is subject to completion of customary working capital adjustments.

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

We have been able to partially offset the revenue pressure faced during the year ended December 31, 2020 by implementing measures to control costs and cash spending, including freezing hiring for non-critical roles, reducing non-COVID-related and non-SCI-related capital expenditures, eliminating discretionary spending, and suspending our 401(k) match and non-essential travel for the remainder of 2020. We are deferring our payroll tax remittances to the federal government as allowed under the CARES Act, allowing us to shift cash outflows from 2020 to 2021 and 2022. In addition, we are receiving an employee retention credit for allowable payroll expenses in conjunction with the CARES Act. We have also accelerated corporate cost savings initiatives that were originally planned for the fourth quarter into the second and third quarters. We have conducted a comprehensive review of our cost structure and capital expenditure needs, which have contributed to our cost control measures that we have implemented and continue to implement. As we navigate the uncertainties of the pandemic, our focus has been on the health and safety of our employees, while balancing long-term growth opportunities with short-term challenges.

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

The impact of the COVID-19 pandemic is fluid and continues to evolve. We cannot predict the extent to which our business, results of operations, financial condition, or liquidity will ultimately be impacted. However, we continue to assess its impact on our business and are actively managing our response. For further details on the potential impact of COVID-19 on our business, refer to “Risk Factors,” in Part I, Item 1A of this Annual Report on Form 10-K.

Relationship with Ascension

On February 16, 2016, we entered into a long-term strategic partnership with Ascension Health Alliance, the parent of our largest customer and the nation’s largest Catholic and non-profit health system, and TowerBrook Capital Partners (“TowerBrook”), an investment management firm. As part of the transaction, we amended and restated our Master Professional Services Agreement (“A&R MPSA”) with Ascension Health (“Ascension”) effective February 16, 2016 with a term of ten years. Pursuant to the A&R MPSA and with certain limited exceptions, we are the exclusive provider of RCM services and PAS with respect to acute care services provided by the hospitals affiliated with Ascension that execute supplement agreements with us. In addition, at the close of the transaction, we issued to TCP-ASC ACHI Series LLLP, a limited liability limited partnership jointly owned by Ascension Health Alliance and investment funds affiliated with TowerBrook (“Investor”): (i) 200,000 shares of our 8.00% Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) for an aggregate price of $200 million and (ii) a warrant with a term of ten years to acquire up to 60 million shares of our common stock, par value $0.01 per share, at an exercise price of $3.50 per share, on the terms and subject to the conditions set forth in the Warrant Agreement (“the Warrant”). The Series A Preferred Stock was immediately convertible into shares of common stock. We refer herein to the foregoing transactions consummated on February 16, 2016 with the Investor and Ascension as the “Transaction”.

On and effective as of June 24, 2018, we and Ascension entered into a supplement (the “Supplement”) to the A&R MPSA. Pursuant to the Supplement, the Company will provide RCM services for physician groups that receive services from Ascension’s National Revenue Service Center and other groups associated with Ascension hospital systems. Each such physician group will be required to execute an addendum to the Supplement for those physician groups to receive services under the Supplement. Ascension has agreed that the Company may provide services to additional physician groups affiliated with or acquired by Ascension over time. The Supplement also provides for the re-badging of certain centrally-based revenue cycle operations employees who support Ascension’s physician groups.

On January 15, 2021, the Investor converted all of its 294,266 shares (the “Current Shares”) of Preferred Stock into 117,706,400 shares of common stock of the Company into which the Current Shares were convertible pursuant to the Certificate of Designation of the Series A Preferred Stock, and, in consideration therefor, the Company (i) issued 21,582,800 additional shares of common stock, and (ii) paid the Investor $105.0 million in cash.
Customers
Our customers typically are healthcare providers, including health systems, hospitals, and physician groups. We seek to develop strategic, long-term relationships with our customers and focus on providers that we believe understand the value of our operating model and have demonstrated success in both the provision of healthcare services and the ability to achieve financial and operational results.
Hospital systems affiliated with Ascension have accounted for a significant portion of our net services revenue each year since our formation. For the years ended December 31, 2020, 2019, and 2018, net services revenue from healthcare providers affiliated with Ascension accounted for 64%, 67% and 69% of our total net services revenue, respectively.
Customer Agreements
We generally provide our RCM offering pursuant to managed services agreements with our customers. In rendering our services, we must comply with customer policies and procedures regarding charity care, personnel, data security, compliance, and risk management, as well as applicable federal, state, and local laws and regulations. Our end-to-end RCM agreements typically span two to ten years (subject to the parties' respective termination rights). In general, our end-to-end RCM agreements provide that:
•we are required to staff a sufficient number of our own employees commensurate with the service offering and provide the technology necessary to implement and manage our services;

•in our operating partner relationship model, we are responsible for providing all revenue cycle personnel, technology, and process workflow;
•a portion of our fees are tied to the achievement of certain financial or operating metrics; and
•the parties provide representations and indemnities to each other.
Our agreements for modular solutions generally vary in length between one and three years. Customers pay a contractually negotiated fee for these services on a fixed fee, per-use, or volumetric basis and, in certain cases, a portion of our fees are tied to the achievement of certain metrics.
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
Technology and Products
Technology and Product Development

Our technology and product development process begins with interaction with the marketplace and understanding of healthcare providers’ and patients’ needs and challenges. Our product management team, working closely with our operations teams, leads these efforts with product development operations facilities in the United States and India. We continue to invest in the improvement of our technology and products in order to enhance the services that we provide our customers. We devote substantial resources to our development efforts and plan at an annual, quarterly, and monthly release level. We employ a structured system to assess the impact that potential new technologies, products, or enhancements will have on net services revenue, costs, efficiency, and customer satisfaction. The results of this analysis are evaluated in conjunction with our overall corporate goals when making development decisions. In addition to our technology and products development team, our operations personnel play an integral role in setting technology and product priorities in support of their objective of keeping our software operating 24 hours a day, seven days a week.

A key location for continued evolution of our technology is our R1 Technology & Innovation Center. Located in Salt Lake City, Utah, the 30,000 square foot facility was created to evaluate, test, and design new RCM technologies for health systems, hospitals, and physician groups, as well as serve as a client experience center. We use this hub to foster innovation in cutting-edge areas such as the use of robotic process automation to help address high-value and currently unsolved RCM challenges associated with the cost to collect, denials management, and improving the patient’s financial experience.

Another way we accumulate valuable intellectual property that extends our value proposition and competitive advantage is to selectively acquire leading companies in segments most pertinent to solving our customers’ high-value problems. As an example, in 2020 we acquired SCI, and began consolidating its technology capability with ours to create a more comprehensive patient and provider self-service platform. We will continue to assess what new capabilities could be of value to our customers, and plan to regularly evaluate whether we are best suited to develop those capabilities internally, or to obtain them through acquisition of other market-leading technology solution companies.
Proprietary Software Suite
Our integrated suite of RCM technology provides a layer of analytics, rules processing, and workflow capabilities that interface with provider systems to optimize process efficiency and effectiveness. These technologies power the detection of defects on patient accounts and enable staff workflow at point of service areas, customer sites, and our global business services operations. Our technology suite includes but is not limited to:
•“R1 Access” powers workflow in customer central business offices and at our scaled global business services centers for pre-registration, financial clearance, and financial counseling. The platform processes patient accounts through proprietary rules engines tuned to identify defects in demographic data, authorization processes, insurance benefits and eligibility, and medical necessity. Our rules engines in R1 Access are also used to calculate patient cost estimates and prior balance accounts receivables. For the uninsured, the platform helps staff triage patients to find coverage for their visit. Our technology enables staff to work on an exception basis eliminating the need for manual intervention on accounts with no exceptions identified.
•“R1 Link” delivers all of the insight and defect detection capabilities of our proprietary rules engines in real-time to point of service emergency department and registration areas within healthcare organizations. When defects or inconsistent data are detected in the data entry or registration process, users receive targeted messages alerting them to resolve the issue while the patient is still in front of them.
•“R1 Contact,” our patient contact application, provides the workflow and data for patient contact center representatives. It enables effective financial discussions with patients on outstanding balances. The platform is integrated into our call center, call-routing and auto-dialer capabilities, and facilitates improved outcomes through propriety process and technology approaches.
•“R1 Insight,” our proprietary contract modeling platform, is used to accurately calculate the maximum allowed reimbursement for each claim based upon models of our customer's contract with each payer. This platform is used to provide insight into the health of payer contracts and to power portions of the workflow tools described above.
•“R1 Analytics,” our web-based reporting and analytics platform, produces over 300 proprietary reports derived from the financial, process, and productivity data that we accumulate as a result of our services, which enable us to monitor and identify areas for improvement in the efficacy of our RCM services.
•“R1 Decision” classifies defects in a proprietary nomenclature and distributes data to back end teams for follow up and resolution according to standard operating processes. Defects are identified and noted on accounts as they occur. The platform, along with our “Yield-Based Follow Up” application, is designed to power customer patient financial services departments and our global business services.
•“R1 Physician Advisor” assists our customers in the initiation of a service request by our PAS team. Our platform allows for the electronic submission, tracking, reviewing, and auditing of patient cases referred to us. The PAS portal environment is established as a secure site that enables us to receive patient records from customer case managers and route them to our physicians for review. This workflow is supported by an analytics engine within the web portal that provides our customers the ability to improve their compliance and workflow with our real time reporting, dashboards, and worklists.

•“R1 Patient Experience” (“R1 PX”) streamlines the interface for patients and physicians with the revenue cycle across all settings of care. It includes enterprise scheduling, self-service appointment management, patient out-of-pocket cost estimation, online pre-registration, financial clearance, authorization automation, and patient payment. The technology includes web-based, mobile-responsive applications for patient and provider self-service, which are all connected to R1’s proprietary rules engines. These rules engines automate the complex tasks necessary to prevent revenue cycle defects, and with the addition of SCI technology, now also automate the matching of appropriate provider appointment capacity with specific patient needs under any variety of clinical and administrative circumstances.
•“R1 Automate” provides robotic process automation, data aggregation from disparate sources, desktop automation, and other technologies to automate work. With this technology, repetitive transactional processes are automated, delivering operating efficiency and freeing up staff members to focus on higher-order problem solving and higher value-added work. The solutions target a wide range of functions including prior authorization, coding, accounts receivable follow-up, payment posting, and credit balances, among others.
•“R1 Chart Manager” supports patient medical record deficiency management, by evaluating record completeness and optimizing the chart completion workflow. The application creates an intuitive user experience, queuing work by defect and providing visibility to work in process. It allows hand-offs across departments, and tracking of accountability for chart completion, in order to drive velocity and accuracy of the medical record management and coding processes. Customers generally experience improved unbilled AR days and faster cash collection by utilizing the technology.
•“R1 Post” supports the end-to-end cash posting function, including the matching of bank deposits to remittance advices, initiating the posting of the remittance advices within a client’s patient accounting system, balancing these transactions, and providing financial reporting. With this technology, unmatched deposits/remittances or unbalanced transactions are able to be worked on an exception-basis.
•“R1 QA Suite” provides a standardized technology for performing quality assurance across the various operational verticals. The technology provides audit workflow, statistically-driven sampling, domain-specific audit templates, and alerting/staff feedback gathering functionality.
These proprietary technology applications run on an integrated platform built on a modern, event-driven architecture and rules engines that enhance integration of systems and operational workflows. Our applications are deployed on a highly-scalable architecture based upon Microsoft and other industry leading platforms. We offer a common experience for end-users and believe the consistent look and feel of our applications allows our customers and staff to use our software suite quickly and easily.
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

When these interfaces are in place, we provide a holistic application suite across the healthcare provider's revenue cycle. For our purposes, the revenue cycle starts when a patient registers for future service or arrives at a hospital or clinic for unscheduled service, and ends when the healthcare organization has collected all the appropriate revenue from all possible sources. Thus, we provide eligibility, address validation, skip tracing, charge capture, patient and payer follow-up, analytics and tracking, charge master management, contract modeling, contract “what if” analysis, collections, and other functions throughout the customer’s revenue cycle.

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

Our third-party data centers are designed to withstand many catastrophic events such as blizzards, hurricanes, and power grid anomalies. To protect against a catastrophic event where our primary data center is destroyed and service cannot be completely restored within a few days, we continuously replicate our data from our primary data center to our secondary data center. In addition, we store backups of our virtual servers, applications, and databases off-site, which would be utilized to make our systems and IT infrastructure operational. We would re-establish operations by pointing to secondary data-center servers and, where appropriate, restoring data from the off-site backups and re-establishing connectivity with our customers’ host systems. There would be minimal changes needed on the customer host systems, and no changes on customer workstations would need to be made for customers to reconnect to our systems.
Digital Transformation Office

In November 2018, we launched a Digital Transformation Office (“DTO”) to systematically automate our transactional environment on an end-to-end basis. The DTO's three principal objectives are: (1) digitization of the patient and physician interface with the revenue cycle; (2) automation of manual tasks using robotic process automation technology; and (3) using advanced data analysis methods to improve complex revenue cycle processes such as denials via machine learning and predictive modeling. The original pipeline of automation was delivered between the launch and the second quarter of 2020. The Automation Center of Excellence, established as part of the DTO, continues to uncover opportunities for both net new automations and extending existing automations to capture incremental value. The Automation Center of Excellence is charged with developing automation solutions beyond the original pipeline, and we believe there are substantial opportunities for additional automation over the short, medium, and long-term.

Information Security

Our priority is protecting our customers' confidential and protected health information (“PHI”). Our security strategy employs various best practices, multi-layered defenses, and relevant technologies designed to control, audit, monitor, and protect access to sensitive information. Our senior officers, including the Chief Information Officer and Chief Information Security Officer, are responsible for the operation of our information security program and regularly communicate with the Compliance & Risk Management Board Committee on the program, including with respect to the state of the program, compliance with applicable regulations, current and evolving threats, and recommendations for changes in the information security program. In addition, the Audit Committee monitors cybersecurity as it relates to financial and reporting systems and controls. As part of the information security program we employ a National Institute of Standards Technology (“NIST”) based cybersecurity strategy and framework with real-time monitoring, active testing protocols, and continual workforce training. Further, we rigorously investigate cybersecurity risks and threats to address and ensure mitigation, resolution, and process improvement efforts in a timely manner.

With our comprehensive, cross-functional approach, we have received and maintained certification from the Health Information Trust (“HITRUST”) Alliance since January 2013. The HITRUST Common Security Framework (“CSF”), the most widely adopted framework in the healthcare industry, provides a comprehensive set of baseline security controls that leverage nationally and internationally accepted standards, including ISO, NIST, PCI, HIPAA, and COBIT. Our HITRUST certification validates our continued commitment to compliance with the Health Insurance Portability and Accountability Act of 1996, as amended, and the regulations that have been issued under it, such as the Health Information Technology for Economic and Clinical Health Act, or HITECH Act (“HITECH”) and OMNIBUS regulations, which we collectively refer to as “HIPAA”, and to state-specific security and privacy laws regarding the creation, access, storage, or exchange of protected health information (“PHI”) and financial information. With continual receipt of HITRUST CSF Certified Status, we believe we are recognized as meeting key healthcare regulations and requirements for protecting and securing sensitive private healthcare information and appropriately managing risk.
Competition
The market for our solutions is highly competitive and we expect competition to intensify in the future. We believe that competition for the services we provide is based primarily on the following factors:
•knowledge and understanding of the complex healthcare payment and reimbursement system in the United States;
•a track record of delivering revenue improvements and efficiency gains for healthcare organizations while enhancing patient satisfaction;
•predictable and measurable results;
•the ability to deliver a solution that is fully-integrated along each step of a healthcare organization's revenue cycle operations;
•cost-effectiveness, including the breakdown between up-front costs and pay-for-performance incentive compensation;
•reliability, simplicity, and flexibility of technology platforms;
•understanding of the healthcare industry’s regulatory environment; and
•sufficient and scalable infrastructure and financial stability.

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
We also compete with several categories of external market participants, most of which focus on specific components of the healthcare revenue cycle. External market participants include:
•software vendors and other technology-supported RCM business process outsourcing companies;
•traditional consultants; and
•information technology outsourcers.
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
Government Regulation of Health Information

Privacy and Security Regulations. The Administrative Simplification Provisions of HIPAA and implementing regulations contain substantial restrictions and requirements with respect to the use and disclosure of a subset of individually identifiable health information, referred to as PHI and require covered entities, including health plans, health care clearinghouses, and most health care providers, to implement administrative, physical, and technical safeguards to protect the confidentiality, integrity and availability of electronic PHI maintained or transmitted by them or by others on their behalf.

Certain provisions of the privacy and security regulations promulgated pursuant to HIPAA apply to business associates (entities that perform functions on behalf of, or provide services to, covered entities involving the handling of PHI), and business associates are subject to direct liability for violation of these provisions. Violations of the HIPAA privacy and security regulations may result in criminal penalties and in substantial civil penalties per violation. The civil penalties are adjusted annually based on updates to the consumer price index. In addition, a covered entity may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity. Most of our customers are covered entities and we are a business associate to many such customers under HIPAA as a result of our contractual obligations to perform certain functions on behalf of, and provide certain services to, those customers. As a business associate, we sometimes also act as a clearinghouse in performing certain functions for our customers.

In order to provide our covered entity customers with services that involve the use or disclosure of PHI, HIPAA requires our customers to enter into business associate agreements with us. Such business associate agreements among other things, (i) dictate how we may use and disclose PHI, (ii) require us to implement reasonable administrative, physical, and technical safeguards to protect PHI from misuse, (iii) report security incidents and other improper uses or disclosures of PHI, and (iv) impose these same obligations through agreements with our agents and subcontractors that have access to PHI.

Transaction Requirements. In addition to privacy and security requirements, HIPAA also requires that certain electronic transactions related to healthcare billing be conducted using uniform electronic data transmission standards and code sets for certain health care claims and payment transactions submitted or received electronically. We are contractually required to structure and provide our services in a way that supports our customers’ HIPAA compliance obligations.

Data Security and Breaches. In recent years, there have been well-publicized data breach incidents involving the improper dissemination of personal health and other information of individuals, both within and outside of the healthcare industry. Covered entities must report breaches of unsecured PHI to affected individuals without unreasonable delay but not to exceed 60 days after discovery of the breach by a covered entity or its agents. Notification also must be made to the U.S. Department of Health & Human Services (“HHS”) and, in certain situations involving large breaches, to the media. HHS is required to publish on its website a list of all covered entities that report a breach involving more than 500 individuals. Impermissible uses or disclosures of unsecured PHI are presumed to be breaches unless the covered entity or business associate establishes that there is a low probability that the unsecured PHI has been compromised. Various state laws and regulations also may require us to notify affected individuals in the event of a data breach involving individually identifiable information. In many cases, these state laws are limited to electronic data, but states are increasingly enacting or considering stricter and broader requirements. In addition, the U.S. Federal Trade Commission (“FTC”) uses its consumer protection authority to initiate enforcement actions in response to data breaches. We have implemented and maintain physical, technical, and administrative safeguards intended to protect all personal data, and have processes in place to assist us in complying with applicable laws and regulations regarding the protection of this data and properly responding to any security incidents and data breaches.

State Laws. In addition to HIPAA, most states have enacted patient confidentiality laws that protect against the unauthorized disclosure of confidential medical information, and many states have adopted or are considering further legislation in this area, including privacy safeguards, security standards, and data security breach notification requirements. Such state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we must comply with them even though they may be subject to different interpretations by various courts and other governmental authorities. For example, the California Consumer Privacy Act of 2018 (the “CCPA”) affords consumers expanded privacy protections effective January 1, 2020. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses to comply. For example, the CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches.

Other Requirements. In addition to HIPAA, there are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. We and our customers may be subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties. The FTC has issued guidance for, and several states have issued or are considering new regulations to require, holders of certain types of personally identifiable information to implement formal policies and programs to prevent, detect, and mitigate the risk of identity theft and other unauthorized access to or use of such information. Further, federal and state legislation has been proposed, and through rule making or executive action, several states have taken action, to restrict or discourage the disclosure of medical or other personally identifiable information to individuals or entities located outside of the United States.

International Laws. In addition to data privacy and security statutes in the United States, the European Union (“EU”) introduced the General Data Protection Regulation 2016/679 (“GDPR”). GDPR became applicable on May 25, 2018, and applies to our activities conducted from an establishment in the EU or any targeting activities toward the EU. GDPR creates an enhanced range of compliance obligations, including duties as to privacy notices, legal bases for processing, data retention, data security, and rights for individuals. Additionally, GDPR significantly increases financial penalties for non-compliance, including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements. The extent to which our activities conducted from an establishment in the UK or targeting activities toward the UK remain subject to the same or similar requirements as GDPR depends upon how the UK chooses to regulate privacy and data security now that the UK has left the EU.
Government Regulation of Reimbursement
Our customers are subject to regulation by a number of governmental agencies, including those that administer the Medicare and Medicaid programs. Accordingly, our customers are sensitive to legislative and regulatory changes in, and limitations on, the government healthcare programs and changes in reimbursement policies, processes, and payment rates. During recent years, there have been numerous federal legislative and administrative actions that have affected government programs, including adjustments that have reduced or increased payments to physicians and other healthcare providers and adjustments that have affected the complexity of our work. For example, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) established a Quality Payment Program (“QPP”) that requires physician groups to track and report a multitude of data relating to quality, clinical practice improvement activities, use of an electronic health record, and cost. Success or failure with respect to these measures may impact reimbursement in future years. Similarly, in 2021, hospitals participating in the Medicare Value-Based Purchasing Program, which requires the reporting of quality and cost measures, may receive a net decrease in payments of up to 1.62%. It is possible that the federal or state governments will implement additional reductions, increases, or changes in reimbursement in the future under government programs that adversely affect our customer base or increase the cost of providing our services. Any such changes could adversely affect our own financial condition by reducing the reimbursement rates of our customers.
Fraud and Abuse Laws
A number of health care fraud and abuse laws apply to hospitals, physicians, and others who (i) furnish health care services to patients and submit claims for reimbursement to government programs and/or commercial insurers, and (ii) refer patients to one another. Given the breadth of these laws, they may affect our business, either directly or because they apply to our customers. These laws and regulations include:
False Claims Laws. There are numerous federal and state laws that forbid (i) submitting a false claim, (ii) causing the submission of a false claims, (iii) retaining a known overpayment, or (iv) engaging in similar types of conduct. The federal civil False Claims Act (“FCA”), 31 U.S.C. §3729 et seq., for example, prohibits (i) knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval, or (ii) knowingly making, using, or causing to be made or used, a false record or statement material to a false or fraudulent claim. Further, under its so-called “reverse false clams” provision, the federal FCA imposes liability on any person who knowingly conceals or knowingly and improperly avoids or decreases an obligation to pay or transmit money or property to the government. An obligation to pay or transmit money or property to the government, in turn, may arise if a person identifies an overpayment and fails to report and return the overpayment to the government within 60 days. Violations of the FCA may result in treble damages and per claim fines ranging from $11,665 to $22,331. The FCA may be enforced by the government or by private whistleblowers under the “qui tam” provisions of the statute. Whistleblowers are entitled to a share of any recovery in an FCA case. Other federal laws, such as those governing the imposition of civil monetary penalties, 42 U.S.C. §1320a-7a, prohibit similar conduct, as do many state laws.

Anti-Kickback Laws. There are numerous federal and state laws that prohibit one person from providing anything of value to another person if one purpose of the arrangement is to induce the payee to refer patients or other business to the payor for services that are covered by a government program (or, in the case of some state laws, a commercial insurer). For example, the federal health care program anti-kickback statute (“AKS”), 42 U.S.C. §1320a-7b(b), prohibits one person from “knowingly and willfully” offering or paying any “remuneration” to another person to induce the recipient to (i) refer an individual for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under Medicare, Medicaid, or any other federal health care program, or (ii) purchase, lease, order, or arrange for or recommend purchasing, leasing, or ordering any good, facility, service, or item for which payment may be made in whole or in part under a federal health care program. The AKS also prohibits a person from soliciting or receiving remuneration in exchange for engaging in any of these activities. Violation of the AKS can result in imprisonment, fines, exclusion from participation in federal health care programs (“program exclusion”), and exposure under the FCA. Many states have adopted anti-inducement laws similar to the AKS. In some cases, these state laws are narrower than the federal AKS (applying only to certain categories of persons, such as physicians). In other cases, the state laws are broader than the federal AKS (covering inducements to refer not only government program patients and business but commercially insured patients and business as well).
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
Emergency Medical Treatment and Labor Act
The federal Emergency Medical Treatment and Labor Act (“EMTALA”) was enacted to ensure public access to emergency services regardless of a patient’s insurance status or ability to pay. Specifically, EMTALA requires Medicare-participating hospitals to conduct an appropriate medical screening examination of every individual who presents to the hospital’s emergency room for treatment. If the individual is suffering from an emergency medical condition, the hospital must either stabilize the condition or make an appropriate transfer of the individual to a facility able to handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer an individual or if the hospital delays appropriate treatment in order to first inquire about the individual’s ability to pay. Sanctions for violating EMTALA include program exclusion and civil monetary penalties. These civil monetary penalties are adjusted annually based on updates to the consumer price index. In addition, the law creates a private right of action for any individual who suffers personal harm as a direct result of a violation of the law. A hospital that suffers a financial loss as a direct result of another hospital’s violation of the law also has a similar right.
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
Regulation of Debt Collection Activities
The federal Fair Debt Collection Practices Act (“FDCPA”) regulates persons who regularly collect or attempt to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person. Certain of our accounts receivable activities may be deemed to be subject to the FDCPA. The FDCPA establishes specific guidelines and procedures that debt collectors must follow in communicating with consumer debtors, including the time, place, and manner of such communications. Further, it prohibits harassment or abuse by debt collectors, including the threat of violence or criminal prosecution, obscene language, or repeated telephone calls made with the intent to abuse or harass. The FDCPA also places restrictions on communications with individuals other than consumer debtors in connection with the collection of any consumer debt and sets forth specific procedures to be followed when communicating with such third parties for purposes of obtaining location information about the consumer. In addition, the FDCPA contains various notice and disclosure requirements and prohibits unfair or misleading representations by debt collectors. Finally, the FDCPA imposes certain limitations on lawsuits to collect debts against consumers.

Debt collection activities are also regulated at the state level. Most states have laws regulating debt collection activities in ways that are similar to, and in some cases more stringent than, the FDCPA. In addition, some states require companies engaged in the collection of consumer debt to be licensed. In all states where we operate, we believe that we (1) currently hold all required licenses, (2) are in the process of requesting and retaining all applicable licenses, or, (3) are exempt from licensing.
We are also subject to the Telephone Consumer Protection Act (“TCPA”). In the process of communicating with our customers’ patients, we use a variety of communications methods. The TCPA places certain restrictions on companies that place telephone calls to consumers.
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
Foreign Regulations
Our international operations are subject to additional regulations that govern the creation, continuation, and winding up of companies, as well as the relationships between the shareholders, the company, the public, and the government.

Intellectual Property
We rely upon a combination of patent, trademark, copyright, and trade secret laws and contractual terms and conditions to protect our intellectual property rights, and have sought patent protection for aspects of our key innovations.
We have been issued four U.S. patents which expire between 2027 and 2030, upon payment of U.S. Patent maintenance fees, and two additional pending U.S. patent applications that relate to key domains of our R1 Access software suite: improving efficiency of client claims' reimbursement, follow-up, and measurement. Legal standards relating to the validity, enforceability, and scope of protection of patents can be uncertain. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Our patent applications may not result in the grant of patents with the scope of the claims that we seek, if at all, or the scope of the granted claims may not be sufficiently broad to protect our products and technology. Our four granted patents or any patents that may be granted in the future from pending or future applications may be opposed, contested, circumvented, designed around by a third party, or found to be invalid or unenforceable. Third parties may develop technologies that are similar or superior to our proprietary technologies, duplicate, or otherwise obtain and use our proprietary technologies or design around patents owned or licensed by us. If our technology is found to infringe any patent or other intellectual property right held by a third party, we could be prevented from providing our service offerings and/or subjected to significant damage awards.
We also rely, in some circumstances, on trade secrets to protect our technology. We control access to and the use of our application capabilities through a combination of internal and external controls, including contractual protections with employees, customers, contractors, and business partners. We license some of our software through agreements that impose specific restrictions on our customers’ ability to use the software, such as prohibiting reverse engineering and limiting the use of copies. We also require employees and contractors to sign non-disclosure agreements and invention assignment agreements to give us ownership of intellectual property developed in the course of working for us.

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
Human Capital Management
In 2020, our Chief Executive Officer signed the CEO Action for Diversity & Inclusion™ Pledge committing to act on supporting inclusive workplaces, and we continued our Inclusion & Diversity (“I&D”) Councils for both our U.S. and India offices. We held our first I&D Awareness Day and enhanced our bias awareness training and other offerings to address issues of culture competency and business ethics and integrity. We have also implemented a data-driven scorecard to advance our internal I&D efforts to systematically promote inclusion of diverse slates of candidates for Company hiring and promotion practices. We also set internal gender, racial, and ethnic diversity recruiting targets for incoming employees.
As of December 31, 2020, we had approximately 19,000 full-time employees, as well as approximately 1,200 part-time employees. Of these employees, approximately 9,500 full-time and 1,200 part-time employees were located in the U.S., and approximately 9,500 full-time employees were located internationally. Our employees are not represented by a labor union, and we consider our current employee relations to be good.

R1 recognizes that attracting, motivating, and retaining talent at all levels is vital to continuing our success. By improving employee retention and engagement, we also seek to improve our ability to support R1’s customers and protect the long-term interests of our stakeholders and stockholders. We invest in our employees through high-quality benefits and various health and wellness initiatives, and offer competitive compensation packages, which are also designed to ensure fairness in internal compensation practices. We adhere to our Code of Integrity, which emphasizes our four guiding compliance principles of integrity, accountability, collaboration, and vigilance.
To further engage and incentivize our workforce, we provide a wide range of career development opportunities to support and motivate our employees to operate at their best and succeed. We offer a variety of learning and development resources for our employees, including but not limited to a role-based R1 Certification Program for our hourly staff to support market leading capabilities and an R1 Executive Leadership Experience program in partnership with the Northwestern University Kellogg School of Management to build the leadership capability of our VP and SVP leaders. For professional recognition of our associates, our R1 Stars program provides leaders and fellow associates the opportunity to recognize one another for their contributions, and our Innovation Challenge rewards teams who submit ideas that solve high-value customer business problems.
We gauge our employees’ level of engagement and satisfaction by conducting engagement surveys with the assistance of a third-party. We also solicit feedback from employees about their people leader’s effectiveness and ability to foster I&D, career and development opportunities, benefits, well-being, and comfort in reporting behavior that does not align to our Code of Integrity. In 2020, 87% of more than 20,000 R1 associates participated in the engagement survey, and we are utilizing their direct input to proactively build ongoing career development and employee growth initiatives.
Employee health, well-being, and safety is one of our top priorities. The COVID-19 pandemic has underscored for us the importance of keeping our employees safe and healthy. To prioritize employee health and safety, we took the following steps in 2020: restricted all non-essential domestic and international travel; repositioned more than 15,000 global employees to a work-from-home operating environment; offered free COVID-19 testing and telemedicine visits; expanded paid time off for employees impacted by low work volumes; provided appreciation bonuses to our front-line, patient-facing services employees; and provided virtual group coaching sessions for our people leaders to better enable their effectiveness in light of challenges created by the COVID-19 pandemic.
At R1, we are committed to making a meaningful impact in our communities by focusing on community service and volunteerism related to health, education, and human services. Our Helping Hands program demonstrates our commitment to continue being a good corporate citizen everywhere we operate, serve, and live. We empower our employees to look beyond themselves and reach out to identify and address social issues in their communities. As a part of that commitment, we provide all employees with 16 hours of paid time off to participate in volunteer activities.
In March, 2021 we plan to release our 2020 Environmental, Social, and Governance (“ESG”) Report, which will be available on our website. We encourage you to review this report for more detailed information regarding our Human Capital programs and initiatives. Nothing on our website, including our 2020 ESG Report or sections thereof, shall be deemed incorporated by reference into this Annual Report.
Corporate Information
We were incorporated in Delaware in 2003 as Healthcare Services, Inc. and were named Healthcare Services, Inc. from July 2003 until August 2009 when we changed our name to Accretive Health, Inc. We operated under the name Accretive Health until January 5, 2017, when we changed our name to R1 RCM Inc. Our principal executive offices are located at 401 North Michigan Avenue, Chicago, Illinois 60611, and our telephone number is (312) 324-7820.

Information Availability
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and all amendments and exhibits to those reports are available free of charge on our website at www.r1rcm.com under the “Investor Relations” page as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this report, unless expressly noted otherwise. Our reports filed with the SEC are also made available on its website at www.sec.gov.

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
Some of our managed services agreements require us to adhere to extensive, complex data security, network access, and other institutional procedures and requirements of our customers, and we cannot guarantee that some of our customers will not allege that we have not complied with all such procedures and requirements. If we breach a managed services agreement or, for certain of our managed services agreements, fail to perform in accordance with contractual service levels, we may be liable to the customer for damages, and either we or the customer may generally terminate an agreement for a material uncured breach by the other. In addition, financial issues or other changes in customer circumstances, such as a customer change in control (including as a result of increasing consolidation within the healthcare provider industry), may cause us or the customer to seek to modify or terminate a managed services agreement.
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
We have not always been fully successful in managing the expansion of our operations which has led, at times, to customer dissatisfaction and weaknesses in our operating, internal, and financial controls. To manage potential future growth, we will need to hire, integrate, and retain highly skilled and motivated employees, and will need to work effectively with a growing number of customer employees engaged in revenue cycle operations. We will also need to continue to maintain or improve our operating, internal, and financial controls, reporting systems, and procedures. If we do not effectively manage our operations, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements, or maintain high-quality service offerings.
The markets for our RCM service offering may develop more slowly than we expect.
Our success depends, in part, on the willingness of healthcare organizations to implement integrated solutions for the areas in which we provide services. Some organizations may be reluctant or unwilling to implement our solutions for a number of reasons, including failure to perceive the need for improved revenue cycle operations, lack of knowledge about the potential benefits our solutions provide, or having made or be planning to make investments in internally developed solutions and choosing to continue to rely on their own internal resources.

We may not be able to maintain profitability.
Prior to 2019, we had incurred net losses in most of our recent fiscal years in accordance with United States generally accepted accounting principles (“GAAP”). We also incurred significant costs in most of our recent fiscal years including, among other things, costs related to acquisitions and other strategic initiatives, debt related fees and expenses, restructuring, and/or previously settled lawsuits filed against us and we may continue to incur additional costs in connection with certain of these matters. Further, we have incurred and expect to incur additional costs for investments in technology, facilities, and talent to support the anticipated growth of our business, including growth related to the expected implementation of our services under our operating partner relationships. We intend to continue to increase our operating expenses associated with sales and marketing in future years in an effort to expand our business. If our revenue does not increase to offset these increases in costs, our operating results would be adversely affected. You should not consider our historical operating results as indicative of future operating results, and we cannot assure you that we will be able to maintain profitability in the future. Each of the risks described in this “Risk Factors” section, as well as other factors, may adversely affect our future operating results.
We face a selling cycle of variable length to secure new RCM agreements, making it difficult to predict the timing of specific new customer relationships.
We face a selling cycle of variable length, typically spanning six to 18 months or longer, to secure a new managed services agreement. Even if we succeed in developing a relationship with a potential new customer, we may not be successful in entering into a managed services agreement with that customer. In addition, we cannot accurately predict the timing of entering into managed services agreements with new customers due to the complex procurement decision processes of most healthcare providers, which often involves high-level management or board committee approvals. Due to our variable selling cycle length, we have only a limited ability to predict the timing of specific new customer relationships, which affects our ability to predict future cash flows. In periods which we add new customers, our operating costs are typically higher because we incur expenses to implement our operating model at those customers.
We operate in a highly competitive industry, and our current or future competitors may be able to compete more effectively than we do, which could have a material adverse effect on our business, revenue, growth rates and market share.
The market for our solutions is highly competitive and we expect competition to intensify in the future. The rapid changes in the U.S. healthcare market due to financial pressures to reduce the growth in healthcare costs and from regulatory and legislative initiatives are increasing the level of competition. We face competition from new entrants, internal RCM departments, and external participants. External participants that are our competitors include end-to-end RCM providers, software vendors and other technology-supported RCM business process outsourcing companies, traditional consultants, and information technology outsourcers. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, regulations, or customer requirements. We may not be able to compete successfully with these companies, and these or other competitors may introduce technologies or services that render our technologies or services obsolete or less marketable. Even if our technologies and services are more effective than the offerings of our competitors, current or potential customers might prefer competitive solutions to our solutions. Increased competition is likely to result in pricing pressures, which could adversely affect our margins, growth rate, or market share. Even if we have a good relationship and strong performance history with the customer, open and competitive biding practices mean we may not be awarded the renewal business or may have to aggressively price our services to be successful.
If our information technology security measures are breached or fail and unauthorized access is obtained to a customer’s data, our service may be perceived as not being secure, the attractiveness of our services to current or potential customers may be reduced, and we may incur significant liabilities.

Our services involve the storage and transmission of customers’ proprietary information and protected health, financial, payment, and other personal information of patients. We rely on proprietary and commercially available systems, software, tools, and monitoring, as well as other processes, to provide security for processing, transmission, and storage of such information. Due to the sensitivity of this information, the effectiveness of such security efforts is very important. If our security measures are breached or fail as a result of third-party action, employee error, malfeasance, or otherwise, someone may be able to obtain unauthorized access to customer or patient data. Improper activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries, and other events or developments may facilitate or result in a compromise or breach of our computer systems. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, and we may be unable to anticipate these techniques or to implement adequate preventive measures. Our security measures may not be effective in preventing these types of activities, and the information technology security measures of our third-party data centers and service providers may not be adequate.
To date, cyber attacks have not had a material impact on our business, results of operations, or financial condition; however, we could suffer material losses in the future as a result of cyber attacks, and we are not able to predict the severity of these attacks. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the ongoing shortage of qualified cyber security professionals, and the interconnectivity and interdependence of third parties to our systems. The occurrence of a cyber attack, breach, unauthorized access, misuse, computer virus or other malicious code, or other cyber security event could jeopardize or result in the unauthorized disclosure, gathering, monitoring, misuse, corruption, loss, or destruction of confidential information that belongs to us or our customers or PHI that is processed and stored in, and transmitted through, our computer systems and networks. The occurrence of such an event could also result in damage to our software, computers, or systems, or otherwise cause interruptions or malfunctions in our, our customers’, or third parties’ operations. If a breach of our information technology security occurs, we could face damages for contract breach, penalties for violation of applicable laws or regulations, possible lawsuits by individuals affected by the breach, and significant remediation costs and efforts to prevent future occurrences. Although we currently carry insurance coverage to protect ourselves against some of these risks, our inability to continue to obtain such insurance coverage at reasonable costs could also have a material adverse effect on us. In addition, whether there is an actual or a perceived breach of our information technology security, the market perception of the effectiveness of our security measures could be harmed and we could lose current or potential customers.
Delayed or unsuccessful implementation of our technologies or services with our customers or implementation costs that exceed our expectations may harm our financial results.
To implement our solutions, we work with our customer’s existing vendors, management, and staff and layer our proprietary technology applications on top of the customer’s existing patient accounting and clinical systems. Each customer’s situation is different, and unanticipated difficulties and delays may arise, such as delays in, or the inability to, obtain approvals or access rights from our customers' vendors. If the implementation process is not executed successfully or is delayed, our relationship with the customer may be adversely affected and our results of operations could suffer. Implementation of our solutions also requires us to integrate our own employees into the customer’s operations. Individual customer’s circumstances or a combination of customer’s circumstances may require us to devote a larger number of our employees than anticipated, which could increase our costs and harm our financial results.
Disruptions in service or damage to our global business services centers and third-party operated data centers could adversely affect our business.
Our global business services centers and third-party operated data centers are essential to our business. Our operations depend on our ability to operate our global business services centers and maintain and protect our applications, which are located in data centers that are operated for us by third parties. We cannot control or assure the continued or uninterrupted availability of these third-party data centers. In addition, our information technologies and systems, as well as our data centers and global business services centers, are vulnerable to damage or interruption from various causes, including (1) acts of God and other natural disasters, war, acts of terrorism, and pandemics and other public health events, including the COVID-19 pandemic, and (2) power losses, computer systems failures, internet and telecommunications or data network failures, operator error, losses of and corruption of data, and similar events. We have a business continuity plan and maintain insurance against fires, floods, other natural disasters, and general business interruptions to mitigate the adverse effects of a disruption, relocation, or change in operating environment at one of our data centers or global business services centers, but the situations we plan for and the amount of insurance coverage we maintain may not be adequate in every particular case. In addition, the occurrence of any of these events could result in interruptions, delays, or cessations in service to our customers, or in interruptions, delays, or cessations in the direct connections we establish between our customers and payers. Any of these events could impair or inhibit our ability to provide our services, reduce the attractiveness of our services to current or potential customers, and adversely affect our financial condition and results of operations.
In addition, despite the implementation of security measures, our infrastructure, data centers, global business services centers, or systems that we interface with, including the internet and related systems, may be vulnerable to physical break-ins, improper employee or contractor access, programming errors, cyber attacks, computer viruses, malicious code, phishing attacks, denial-of-service attacks, or other information security threats by third parties seeking to disrupt operations or misappropriate information or similar physical or electronic breaches of security. Any of these can cause system failure, including network, software, or hardware failure, which can result in service disruptions. As a result, we may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by such breaches.

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

The COVID-19 pandemic has negatively affected and will likely continue to negatively affect our business, operating results, and financial condition.

On March 11, 2020, the COVID-19 outbreak was characterized as a pandemic by the World Health Organization. In response to the pandemic, governments around the world have implemented numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. Restrictions on businesses and travel are occurring based on state and local guidelines and vary by locality and cannot be reasonably predicted. Even after re-openings, a resurgence of cases have led to and may continue to lead to further shut-downs or restrictions after the initial re-opening. These measures have impacted and may further impact all or portions of our workforce and operations and the operations of our customers. These impacts include decreases in patient volumes, the need for personal protective equipment and other protective measures for front-line employees, and work-from-home arrangements. Restrictions on our employees’ ability to travel could affect our ability to sell or onboard certain services. Our business, along with the global economy, has been adversely affected by these measures, which have resulted in a significant reductions in spending, volatile economic conditions, and business disruptions across markets globally.

During the year ended December 31, 2020, the adverse impacts to our results of operations which resulted from certain revenue pressure due to declining volumes were partially offset by our cost control initiatives which were implemented in 2020. However, due to the continued global spread of COVID-19, including throughout the U.S., we anticipate adverse effects on our results of operations throughout our business as our customers continue to experience disruptions to their businesses. In response to governmental restrictions and/or concerns regarding the spread of the virus, many patients and/or providers have delayed or cancelled routine and non-essential medical procedures and physician visits. As a result, a number of our customers have a reduced need for our personnel on site to manage their RCM activities. However, even with decreased patient volumes, we have continued to employ our full customer-facing workforce. We also have a large number of employees now working from home, and such arrangements may involve increased use of public Wi-Fi and use of office equipment off premises, which may make our business more vulnerable to cybersecurity breach attempts. This period of uncertainty could also lead to an increase in phishing and other scams, fraud, theft, or other criminal activity. In addition, we have a significant number of personnel internationally, including in India, which has implemented strict travel restrictions across the country. Travel restrictions or other containment measures or the sudden spread of COVID-19 in India or in any other country where we have a large number of personnel or critical operations could impair our ability to manage day-to-day service delivery for our customers, which could result in, among other things, losses of revenue or breaches of our customer contracts if a large number of personnel were unable to work at the same time. Further, adverse impacts to our customers’ businesses as a result of the COVID-19 pandemic could cause delays in, or limit their ability to, make timely payments to us, which could adversely affect our results of operations. The COVID-19 pandemic and the response to it have caused an economic slowdown. An economic slowdown, recession, or economic uncertainty as a result of the COVID-19 outbreak could negatively affect us by reducing patient or service volumes and payment ability. The extent to which COVID-19 will ultimately impact our results will depend on future developments, which are highly uncertain, but could materially and adversely impact our business, results of operations, and liquidity in future periods. The COVID-19 pandemic has also significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets, which can increase the cost of capital and adversely impact our ability to access capital.
These and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risks described in this “Risk Factors” section. The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the duration of the pandemic, travel restrictions, business closures or business disruption, and the actions taken throughout the world, including in our markets, to contain COVID-19 or treat its impact. The severity, magnitude, and duration of the COVID-19 pandemic is uncertain, rapidly changing, and difficult to predict and depends on events beyond our knowledge or control. We might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results. As a result, we cannot at this time predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We have a substantial amount of indebtedness. The agreement that governs our indebtedness contains covenants that impose restrictions on our ability to operate.

We have a substantial amount of indebtedness as a result of our strategic initiatives. The loan agreement for this indebtedness contains certain customary representations and warranties, affirmative and negative financial covenants, indemnity obligations, and events of default. These covenants could have important consequences to us, including:

•our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions, or other purposes may be impaired or such financing may not be available on favorable terms, or at all;
•negative financial covenants contained in the debt agreement require us to meet financial tests that may affect our flexibility in planning for, and reacting to, changes in our business, including possible acquisition opportunities;
•we will need a substantial portion of our cash flow to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operations and future business opportunities; and
•our debt level will make us more vulnerable than our less leveraged competitors to competitive pressures or a downturn in our business or the economy generally.

Our ability to comply with the provisions of the debt agreement may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our debt repayment obligations.
If we lose key personnel or if we are unable to attract, hire, integrate, and retain our key personnel and other necessary employees, our business could be harmed.
Our future success depends in part on our ability to attract, hire, integrate, and retain key personnel. Our future success also depends in part on the continued contributions of our executive officers and other key personnel, each of whom may be difficult to replace. The loss of services of any of our executive officers or key personnel, or the inability to continue to attract qualified personnel, could have a material adverse effect on our business. Competition for the caliber and number of employees we require is intense. We may face difficulty identifying and hiring qualified personnel at compensation levels consistent with our existing compensation and salary structure. In addition, we invest significant time and expense in training each of our employees, which increases their value to competitors who may seek to recruit them. Under the terms of our operating partner model agreements, we expect to transition a significant number of our customers’ revenue cycle management employees to our employment. We may experience difficulties in integrating and retaining these employees. We employ a significant number of personnel internationally and expect to continue to add personnel in India. Significant growth in the technology sector in India has increased competition to attract and retain skilled employees and has led to a commensurate increase in compensation expense. If we fail to retain our employees, we could incur significant expenses in hiring, integrating, and training their replacements, and the quality of our services and our ability to serve our customers could diminish, resulting in a material adverse effect on our business.
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
Our business operations currently include the collection, on behalf of our customers, of medical co-pays and other payments that are due to our customers from their patients. This business practice has been perceived negatively by the public and this negative perception has adversely affected (and may continue to adversely affect) our business, results of operations, and financial condition.
We currently collect, on behalf of our customers, medical co-pays and other non-defaulted payments that are due to our customers from their patients, pursuant to managed services agreements with our customers. Collection of these payments from patients may become a more significant part of our RCM services as industry trends continue to increase patient responsibility as a percentage of total compensation to healthcare providers. This business practice, which has received widespread, unfavorable publicity as a result of lawsuits previously initiated against us, has been negatively perceived by the public and has led us to change aspects of our business practices, made it more difficult to retain existing customers and attract new customers, extended the time it takes to enter into service agreements with new customers, and resulted in a material adverse effect on our business, results of operations, and financial condition, and it may continue to do so.
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
Legislation in the United States may be enacted that is intended to discourage or restrict offshore outsourcing. In the United States, federal and state legislation has been proposed, and in several states enacted, to restrict or discourage U.S. companies from outsourcing their services to companies outside the United States. Further, through rule making or executive action, some states have imposed limitations on offshore outsourcing of administrative services for the Medicaid program. It is possible that additional legislation could be adopted or regulatory guidance issued that would restrict U.S. private sector companies that have federal or state government contracts, or that receive government funding or reimbursement, such as Medicare or Medicaid payments, from outsourcing their services to offshore service providers. Any changes to existing laws or the enactment of new legislation restricting offshore outsourcing in the United States may adversely affect our ability to do business, particularly if these changes are widespread, and could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
Litigation has materially adversely affected our business, financial condition, operating results, and cash flows and caused unfavorable publicity and may continue to do so.

We are subject to, and may in the future become subject to additional, lawsuits, claims, audits, and investigations related to our business. Current lawsuits, claims, audits, and investigations are described in “Part I – Item 3 – Legal Proceedings”. These, as well as any future lawsuits, claims, audits and investigations, have resulted in, and may lead to additional, unfavorable publicity for us and may continue to materially adversely affect our business, financial condition, operating results, and cash flows in various ways, including subjecting us to significant liability, resulting in significant settlement payments, or having a disruptive effect upon the operation of our business and consuming the time and attention of our senior management. In addition, we have incurred substantial expenses in connection with these litigation matters, including substantial fees for attorneys. Although we maintain insurance that may provide coverage for some or all of these expenses, and we have given notice to our insurers of the claims, our insurers have responded, in many instances, by reserving their rights under the policies, including the rights to deny coverage under various policy exclusions. There is risk that the insurers will rescind the policies, that some or all of the claims will not be covered by such policies, or that, even if covered, our ultimate liability will exceed the available insurance.
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

We offer our services in many jurisdictions and, therefore, may be subject to federal, state, local, and foreign taxes that could harm our business or that we may have inadvertently failed to pay.
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
Healthcare providers affiliated with Ascension have accounted for a significant portion of our net services revenue each year since our formation. In 2020, 2019, and 2018, net services revenue from healthcare providers affiliated with Ascension represented 64%, 67%, and 69% of our total net services revenue, respectively. The early termination of the A&R MPSA, the loss of any of our other large customers or their failure to renew their managed services agreements with us upon expiration, or a reduction in the fees for our services for these customers, could have a material adverse effect on our business, results of operations and financial condition.
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
The Investor, an affiliate of TowerBrook and Ascension, is a significant shareholder in us and may have conflicts of interest with us or other stockholders in the future.
On January 15, 2021, the Investor converted all of its 294,266 shares (the “Current Shares”) of Preferred Stock into 117,706,400 shares of common stock of the Company into which the Current Shares were convertible pursuant to the Certificate of Designation of the Preferred Stock, and, in consideration therefor, the Company (i) issued 21,582,800 additional shares of common stock, and (ii) paid the Investor $105.0 million in cash. The shares issued to the Investor represent 53% of the voting power of our stockholders as of February 11, 2021. The Investor also owns a warrant to acquire up to 60 million shares of our common stock which was issued pursuant to the Transaction. As a result of this ownership, so long as certain ownership thresholds are met, the Investor, among other things, has the right to nominate a majority of the members of our board of directors (“Board”) and has a consent right over certain corporate actions, including any amendment of the A&R MPSA, the incurrence of indebtedness in excess of $100.0 million, the acquisition of any assets or properties in excess of $100.0 million or the making of any capital expenditures in excess of $25.0 million, the approval of our annual budget, and the hiring or termination of our chief executive officer.
The interests of the Investor and its affiliates may differ from our other stockholders in material respects. For example, the Investor may have an interest in pursuing acquisitions, divestitures, financings, or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to other stockholders. Additionally, Ascension is an affiliate of the Investor and as our largest customer their interests may differ from other stockholders’ interests. The Investor or its affiliates or advisors are also in the business of making or advising on investments in companies, and may from time to time in the future, acquire interests in, or provide advice to, businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. They may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Other stockholders should consider that the interests of the Investor and its affiliates may differ from theirs in material respects.
Risks Related to Acquisitions
We may fail to realize the success of strategic initiatives and other investments.

The anticipated benefits of acquisitions, strategic initiatives, and other investments will depend on, among other things, our ability to realize anticipated synergies, cost savings, and operational benefits of corresponding activity, which benefits are subject to, among others, the following risks:

•the incurrence of additional indebtedness in connection with the financing of the acquisition may have an adverse effect on our liquidity;
•we may fail to retain key employees of the acquired company;
•we may be unable to successfully integrate personnel from acquired companies, while at the same time attempting to provide consistent, high quality services;
•we may fail to realize the anticipated synergies and cost savings we expect from the acquisition;
•future developments may impair the value of our purchased goodwill or intangible assets;
•we may face difficulties establishing, integrating, or combining operations and systems;
•we may face challenges retaining the customers of the acquired businesses;
•we may encounter unforeseen internal control, regulatory or compliance issues; and
•we may face other additional risks relating to regulatory matters, legal proceedings, or tax laws or positions.

If any of these risks occur, we may not be able to realize the anticipated benefits of the acquisition, or they may take longer to realize than expected. The integration process could result in the distraction of our management, the disruption of our ongoing business, or inconsistencies in our services, standards, controls, procedures, and policies, any of which could adversely affect our ability to maintain relationships with customers, vendors, and employees or to achieve the anticipated benefits of the acquisition, or could otherwise adversely affect our business and operating results.
Regulatory Risks
The healthcare industry is heavily regulated. Our failure to comply with regulatory requirements could create liability for us, result in adverse publicity, and adversely affect our business.
The healthcare industry is heavily regulated and is subject to changing political, legislative, regulatory, and other influences. Many healthcare laws are complex, and their application to specific services and relationships may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the services we provide. There can be no assurance that our operations will not be challenged or adversely affected by enforcement initiatives. Our failure to anticipate the application of these laws and regulations to our business, or any other failure to comply with regulatory requirements, could create liability for us, result in adverse publicity, and adversely affect the attractiveness of our services to existing customers and our ability to market new services. We are unable to predict what changes to laws or regulations might be made in the future or how those changes could affect our business or our operating costs.
Developments in the healthcare industry, including national healthcare reform, could adversely affect our business.
The healthcare industry has changed significantly in recent years and we expect this to continue. We are unable to predict each healthcare initiative that will be implemented at the federal or state level, or what the ultimate effect these initiatives may have on us. For example, changes to Medicare and Medicaid reimbursement are implemented periodically and may cause a reduction in the amounts received by our customers and may have an adverse indirect effect on our business.
In addition, healthcare reform is causing some payors to transition from volume to value-based reimbursement models, which can include risk-sharing, bundled payment, and other innovative approaches. While these models may provide us with opportunities to provide new or additional services (e.g., our value based reimbursement capabilities within our RCM service offering) and to participate in incentive-based payment arrangements, there can be no assurance that such new models and approaches will prove to be profitable to our customers or us. Further, new models and approaches may require investment by us to develop technology or expertise to offer necessary and appropriate services or support to our customers, and the amount of such investment and the timing for return of such investment are not fully known at this time. In addition, some of these new models are being offered as pilot programs and there is no assurance that they will continue or be renewed. Further, adoption of such new models and approaches may require compliance with a range of federal and state laws relating to fraud and abuse, insurance, reinsurance and managed care regulation, billing and collection, corporate practice of medicine restrictions, and licensing, among others. Many states in which these new value-based structures are being developed lack regulatory guidance or a well-developed body of law for these new models and approaches, or may not have updated their laws or enacted legislation yet to reflect the new healthcare reform models. As a result, although we have structured, and will attempt to structure and conduct, our operations in accordance with our interpretation of current laws and regulations, new and existing laws, regulations, or guidance could have a material adverse effect on our current and future operations and could subject us to the risk of restructuring or terminating our customer agreements and arrangements, as well as the risk of regulatory enforcement, penalties, and sanctions, if state enforcement agencies disagree with our interpretation of state laws.
If we violate HIPAA, the HITECH Act or state or foreign health information privacy laws, we may incur significant liabilities, and any such violations could make it more difficult to retain existing customers or attract new customers, extend the time it takes to enter into service agreements with new customers, and result in a material adverse effect on our business, results of operations, and financial condition.
As described in Item 1 above, HIPAA contains substantial restrictions and requirements with respect to the use and disclosure of individuals’ PHI. Since the passage of the HITECH Act in 2009, enforcement of HIPAA violations has increased, as indicated by the announcement of a number of significant settlement agreements and/or sanctions by federal authorities, the pursuit of HIPAA violations by state attorneys general, and the roll-out of a new federal audit program for covered entities and business associates. HHS may resolve HIPAA violations through informal means, such as allowing a covered entity to implement a corrective action plan, but HHS has the discretion to move directly to impose monetary penalties and is required to impose penalties for violations resulting from willful neglect. In addition to enforcement by HHS, state attorneys general may bring civil actions in response to violations of HIPAA privacy and security regulations and/or state privacy and security laws that threaten the privacy of state residents.
We and our customers also are subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties and subject us to additional privacy and security restrictions. Legislation has also been proposed or implemented at various times at both the federal and the state levels that would limit, forbid or regulate the use or transmission of medical information pertaining to U.S. patients outside of the United States. In addition, various states recently have enacted, and other states are considering, new laws and regulations concerning the privacy and security of consumer and other personal information. To the extent we are subject to such requirements, these laws and regulations often have far-reaching effects, may require us to modify our data processing practices and policies, may require us to incur substantial costs and expenses to comply, and may render our international operations impracticable or make them substantially more expensive. These laws and regulations often provide for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood or impact of data breach litigation.

Along with state and federal laws, GDPR imposes obligations on us as a data controller and data processor, as well as on many of our customers. New privacy laws also may mandate steps needed to continue to store, transfer, and process personal data. For example, there are some legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the European Economic Area to the United States. This may mean that data transfer agreements will need to be updated. Additionally, certain countries have passed or are considering passing laws requiring local data residency.
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

In addition, given the omnipresent threat of potential cybersecurity incidents or security breaches, we, or our customers, could be required to report such breaches to affected consumers or regulatory authorities, leading to disclosures that could damage our reputation or harm our business, financial position, and operating results. We have been the victim of theft of company property containing patient data in the past, and we may face similar incidents in the future. During the current COVID-19 pandemic, we have shifted many employees to work from home environments, which introduces additional risk surrounding theft of company property and access to PHI. Cybersecurity incidents or allegations of deficiencies regarding our data security practices could require us to change aspects of our business practices, make it more difficult to retain existing customers or attract new customers, extend the time it takes to enter into service agreements with new customers, and result in a material adverse effect on our business, results of operations and financial condition.
If we fail to comply with federal and state laws governing submission of false or fraudulent claims to government healthcare programs and financial relationships among healthcare providers, we may be subject to civil and criminal penalties or loss of eligibility to participate in government healthcare programs.
Healthcare is one of the largest industries in the country and one of the costliest lines in the federal budget. As a result, the health care industry continues to attract attention from legislators and regulators. As described in Item 1 above, a number of health care fraud and abuse laws, including but not limited to the AKS, FCA, Stark Law, and EMTALA, and their state counterparts, apply to hospitals, physicians, and others who furnish health care services to patients and submit claims for reimbursement to government programs and/or commercial insurers, and refer patients to one another, continues to attract attention from legislators and regulators. Federal and state regulatory and law enforcement authorities continue to focus on enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other healthcare reimbursement laws and rules in an effort to reduce overall healthcare spending.
These laws are complex, may change rapidly, and their application to our specific services and relationships may not be clear and may be applied to our business in ways we do not anticipate. New payment structures, for example, such as accountable care organizations and other arrangements involving combinations of healthcare providers who share savings, potentially implicate anti-kickback and other fraud and abuse laws. In addition, errors created by our proprietary applications or services that relate to entry, formatting, preparation, or transmission of claims, reporting of quality or other data pursuant to value-based purchasing initiatives, or cost report information may be alleged or determined to cause the submission of false claims or otherwise be in violation of these laws. Further, the continued growth of our coding and billing services provided from a global business services environment necessitates comprehensive monitoring and oversight of these services to ensure a constant vigilance to quality control and regulatory compliance.
While we seek to structure our business relationships and activities to avoid any activity that could be construed to implicate federal and state fraud and abuse laws, we cannot assure you that our arrangements and activities will be deemed outside the scope of these laws or that increased enforcement activities will not directly or indirectly have a material adverse effect on our business, financial condition, or results of operations. Any determination that we have violated any of these laws could, for example (i) subject us to civil or criminal penalties (ii) require us to change or terminate some portions of our operations or business (iii) disqualify us from providing services to healthcare providers doing business with government programs, (iv) give our customers the right to terminate our managed services agreements with them, and/or (v) require us to refund portions of our base fee revenues and incentive payment revenues, any of which could have a material adverse effect on our business and results of operations. Moreover, any violations by, and resulting penalties or exclusions imposed upon, our customers could adversely affect their financial condition and, in turn, have a material adverse effect on our business and results of operations. Finally, even absent an alleged violation of the law by us, participants in the healthcare industry receive inquiries or subpoenas to produce documents in connection with government investigations. We could be required to expend significant time and resources to comply with these requests, and the attention of our management team could be diverted by these efforts.
We cannot be certain that governmental officials responsible for enforcing EMTALA, or other parties, will not assert that our customers are in violation of EMTALA, and defending and settling allegations of EMTALA violations could have a material adverse effect on our business even if we are ultimately not found to have contributed to such violations.
Although EMTALA is not directly applicable to us because we are not a Medicare participating hospital, we cannot be certain that governmental officials responsible for enforcing EMTALA, or other parties, will not assert that our customers are in violation of EMTALA. If our customers are found to have violated EMTALA, they may assert claims that our management practices contributed to the violation. Defending and settling allegations of EMTALA violations could have a material adverse effect on our business even if we are ultimately not found guilty of a violation.
Our failure to comply with debt collection and other consumer protection laws and regulations could subject us to fines and other liabilities, which could harm our reputation and business, and could make it more difficult to retain existing customers or attract new customers, extend the time it takes to enter into service agreements with new customers, and result in a material adverse effect on our business, results of operations, and financial condition.
Our business practices involve collecting or assisting our customers in collecting, non-defaulted amounts owed by patients for current and prior services activities, which may subject us to the FDCPA. The FDCPA and the TCPA restrict the methods that we may use to contact and seek payment from consumer debtors regarding past due accounts. Many states impose additional requirements on debt collection practices, and some of those requirements may be more stringent than the federal requirements. Moreover, regulations governing debt collection are subject to changing interpretations that may be inconsistent among different jurisdictions. We could incur costs or could be subject to fines or other penalties under the TCPA, the FDCPA and the FTC Act if we are determined to have violated the provisions of those regulations during the course of conducting our operations. Any perceived breach of the FDCPA could result in us being required to change aspects of our business practices, make it more difficult to retain existing customers or attract new customers, extend the time it takes to enter into service agreements with new customers, and result in a material adverse effect on our business, results of operations, and financial condition.
Risks Related to Intellectual Property
We may be unable to adequately protect our intellectual property.

Our success depends, in part, upon our ability to establish, protect and enforce our intellectual property and other proprietary rights. If we fail to establish or protect our intellectual property rights, we may lose an important advantage in the market in which we compete. We rely upon a combination of patent, trademark, copyright and trade secret law and contractual terms and conditions to protect our intellectual property rights, all of which provide only limited protection. We cannot assure you that our intellectual property rights are sufficient to protect our competitive advantages. We cannot assure you that any patents issued or that will be issued from current or future applications will provide us with the protection that we seek or that any current or future patents issued to us will not be challenged, invalidated or circumvented. Legal standards relating to the validity, enforceability and scope of protection of patents are uncertain. Also, we cannot assure you that any trademark registrations will be issued for pending or future applications or that any of our trademarks will be enforceable or provide adequate protection of our proprietary rights.
We also rely in some circumstances on trade secrets to protect our technology. Trade secrets may lose their value if not properly protected. We endeavor to enter into non-disclosure agreements with our employees, customers, contractors, and business partners to limit access to and disclosure of our proprietary information. The steps we have taken, however, may not prevent unauthorized use of our technology, and adequate remedies may not be available in the event of unauthorized use or disclosure of our trade secrets and proprietary technology. Moreover, others may reverse engineer or independently develop technologies that are competitive to ours or infringe our intellectual property.
Accordingly, despite our efforts, we may be unable to prevent third parties from infringing or misappropriating our intellectual property and using our technology for their competitive advantage. Any such infringement or misappropriation could have a material adverse effect on our business, results of operations, and financial condition. Monitoring infringement of our intellectual property rights can be difficult and costly, and enforcement of our intellectual property rights may require us to bring legal actions against infringers. Infringement actions are inherently uncertain and therefore may not be successful, even when our rights have been infringed, and even if successful, may require a substantial amount of resources and divert our management’s attention.
Claims by others that we infringe their intellectual property could force us to incur significant costs or revise the way we conduct our business.
Our competitors protect their intellectual property rights by means such as patents, trade secrets, copyrights, and trademarks. We have not conducted an independent review of patents issued to third parties. Additionally, because patent applications in the United States and many other jurisdictions are kept confidential for 18 months before they are published, we may be unaware of pending patent applications that relate to our proprietary technology. Any party asserting that we infringe its proprietary rights would force us to defend ourselves, and possibly our customers, against the alleged infringement. These claims and any resulting lawsuit, if successful, could: subject us to significant liability for damages and invalidation of our proprietary rights; cause interruption or cessation of our operations; require us to enter into royalty or licensing agreements with third parties; and consume time which would otherwise be spent on our core business. Even if we prevail, the cost of such litigation could deplete our financial resources. Furthermore, during the course of litigation, confidential information may be disclosed in the form of documents or testimony in connection with discovery requests, depositions, or trial testimony. The software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Moreover, the risk of such a lawsuit will likely increase as our size and scope of our services and technology platforms increase, as our geographic presence and market share expand and as the number of competitors in our market increases. Any of the foregoing could disrupt our business and have a material adverse effect on our operating results and financial condition.
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

Since December 31, 2010, our common stock has traded at a price per share as high as $32.82 and as low as $1.47. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors. In addition to the risks described in this section, factors that may cause the market price of our common stock to fluctuate include:
•fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•changes in estimates of our financial results;
•failure to meet expectations of securities analysts;
•the loss of service agreements with customers;
•lawsuits filed against us by governmental authorities or stockholders;
•unfavorable publicity concerning our operations or business practices;
•investors’ general perception of us; and
•changes in general economic, industry, regulatory, and market conditions.
In addition, if the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition, or results of operations.
Anti-takeover provisions in our charter documents and Delaware law could discourage, delay, or prevent a change in control of our company and may affect the trading price of our common stock.
We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our restated certificate of incorporation and amended and restated bylaws:
•authorize the issuance of “blank check” preferred stock that could be issued by our Board to thwart a takeover attempt;
•require that directors only be removed from office upon a supermajority stockholder vote;
•provide that vacancies on our Board, including newly created directorships, may be filled only by a majority vote of directors then in office;
•limit who may call special meetings of stockholders;
•prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders; and
•require supermajority stockholder voting to effect certain amendments to our restated certificate of incorporation and amended and restated bylaws.
We may not pay any cash dividends on our capital stock in the foreseeable future.
Although we paid cash dividends on our capital stock prior to our May 2010 initial public offering (“IPO”) there is no assurance that we will pay cash dividends on our common stock in the foreseeable future. Any future dividend payments will be within the discretion of our Board and will depend on, among other things, our financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, provisions of applicable law, and other factors that our Board may deem relevant. We may not generate sufficient cash from operations in the future to pay dividends on our common stock.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We primarily lease our existing facilities, and own one facility in Mansfield, Texas.
Our principal executive office is in Chicago, Illinois. We occupy leased office space of approximately 510,000 square feet throughout 17 offices domestically, and approximately 450,000 square feet throughout 7 offices internationally. Pursuant to our managed services agreements with customers, we occupy space on-site at healthcare providers where we provide our RCM services. We generally do not pay customers for our use of space provided by them for our use in the provision of RCM services to that customer.
We believe that our facilities are sufficient for our current needs. We intend to add new facilities or expand existing facilities as we add employees or expand or change our geographic markets and office locations, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3.	Legal Proceedings

Other than the litigation described in Note 20, Commitments and Contingencies, to our consolidated financial statements, we are presently not a party to any material litigation or regulatory proceeding and are not aware of any pending or threatened litigation or regulatory proceeding against us which, individually or in the aggregate, could have a material adverse effect on our business, operating results, financial condition, or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Stock Market under the symbol “RCM.”

Holders of Record
As of February 4, 2021, there were approximately 20 stockholders of record of our common stock and approximately 15,000 beneficial holders.
Dividends
We did not pay any dividends on our common stock during the years ended December 31, 2020 and 2019. We currently intend to retain earnings, if any, to finance the growth and development of our business, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board and will depend on, among other things, our financial condition, results of operations, capital expenditure requirements, contractual restrictions, provisions of applicable law, and other factors that the Board deems relevant. The credit agreement governing our senior secured credit facilities also restricts our ability to pay dividends on our common stock.
Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated (in thousands, except share and per share data):

Period	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (in millions) (2)
October 1, 2020 through October 31, 2020	7,053	$17.55	—	$49.0
November 1, 2020 through November 30, 2020	—	$—	—	$49.0
December 1, 2020 through December 31, 2020	2,741,529	$23.43	—	$49.0

(1)	Repurchases of our stock related to employees’ tax withholding upon vesting of restricted stock. See Note 15, Share-Based Compensation, to our consolidated financial statements included in this Annual Report on Form 10-K.
(2)	On November 13, 2013, the Board authorized, subject to the completion of the restatement of our financial statements, the repurchase of up to $50.0 million of our common stock from time to time in the open market or in privately negotiated transactions (the “2013 Repurchase Program”). The timing and amount of any shares repurchased under the 2013 Repurchase Program will be determined by our management based on its evaluation of market conditions and other factors. The 2013 Repurchase Program may be suspended or discontinued at any time. See Note 14, Stockholders' Equity (Deficit), to our consolidated financial statements included in this Annual Report on Form 10-K.

Stock Price Performance Graph
The following graph compares the change in the cumulative total return (including the reinvestment of dividends) on our common stock to the change in the cumulative total return on the stocks included in the NYSE Composite Index and NASDAQ Health Care Index over the period from December 31, 2015 through December 31, 2020. The graph assumes an investment of $100 made in our common stock on December 31, 2015. We did not pay any dividends during the period reflected in the graph.

COMPARISON OF CUMULATIVE TOTAL RETURN

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
R1 RCM Inc.	$100	70.31	137.81	248.44	405.63	750.63
NYSE Composite Index	$100	109.01	126.28	112.14	137.16	143.19
NASDAQ Health Care Index	$100	83.09	100.79	96.59	121.54	158.04
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

Item 6.	Selected Financial Data
[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. Please review “Risk Factors” of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a leading provider of technology-driven solutions that transform the patient experience and financial performance of healthcare providers. We help healthcare providers generate sustainable improvements in their operating margins and cash flows while also enhancing patient, physician, and staff satisfaction for our customers.
While we cannot control the changes in the regulatory environment imposed on our customers, we believe that our role becomes increasingly more important to our customers as macroeconomic, regulatory, and healthcare industry conditions continue to impose financial pressure on healthcare providers to manage their operations effectively and efficiently.
Our primary service offering consists of end-to-end RCM, which we deploy through an operating partner relationship or a co-managed relationship. Under an operating partner relationship, we provide comprehensive revenue cycle infrastructure to providers, including all revenue cycle personnel, technology, and process workflow. Under a co-managed relationship, we leverage our customers’ existing RCM staff and processes, and supplement them with our infused management, subject matter specialists, proprietary technology, and other resources. For the year ended December 31, 2020, substantially all of our net operating and incentive fees from end-to-end RCM were generated under the operating partner model.

We also offer modular services, allowing customers to engage us for only specific components of our end-to-end RCM service offering, such as PAS, PM, and RIS. Our PAS offering assists healthcare organizations in complying with payer requirements regarding whether to classify a hospital visit as an in-patient or an out-patient observation case for billing purposes. Our PM services offer administrative and operational support to allow healthcare providers to focus on delivering high quality patient care and outsource non-core functions to us. Our RIS offering includes charge capture, CDM maintenance, and pricing services that help providers ensure they are capturing the maximum net compliant revenue for services delivered.
We operate our business as a single segment configured with our significant operations and offerings organized around the business of providing end-to-end RCM services to healthcare providers.
Summary of Operations
In 2020, we achieved notable progress against our strategic initiatives, and delivered significant improvements on our key performance metrics. Our key accomplishments in 2020 include:

•We navigated the complex environment presented by the COVID-19 pandemic by prioritizing the safety of our workforce and providing uninterrupted service to our customers, while balancing near-term dynamics with our long-term growth needs. Our financial results were below the goals we established at the start of 2020, but strong operational execution by the entire team mitigated the impact of the pandemic on our results and we delivered revenue growth of 7.1% and adjusted EBITDA growth of 42.9% compared to 2019.

•We added $5.0 billion in net patient revenue under management on an end-to-end basis, exceeding our $3 billion target. Penn State Health and LifePoint Health were two notable new customers, extending our presence in the academic and for-profit health system markets.

•We acquired SCI, a leading provider of digital patient engagement solutions. By integrating SCI’s capabilities into R1’s PX platform, we can deliver enhanced value for our customers by enabling them to create digital front door strategies for their patients, improve operating efficiency, and increase capacity utilization.

•We acquired RevWorks and announced a partnership with Cerner Corporation. The acquisition of RevWorks expands our customer footprint in the physician and hospital space. The ongoing partnership improves technology integration and presents a commercial channel as we grow the business.

•We divested the EMS business, which was non-core to our portfolio. The divestiture allows us to maximize investments to drive innovation and growth of our core revenue cycle management platform.

•We made significant progress with our digitization effort. We deployed the automation routines we started developing in 2019 and are on track to automate approximately 30 million manual tasks annually, Our PX platform is now deployed at over 200 locations, from approximately 100 locations at the start of 2020. Despite lower volumes resulting from the pandemic, our digitization effort delivered results at the high end of the $15-20 million expectation entering 2020.
Net Services Revenue
Our primary source of revenue is our end-to-end RCM services fees. We also generate revenue through modular RCM services, where customers will engage us for only specific components of our end-to-end RCM service offering on a fixed-fee or transactional basis.
Cost of Services
Our cost of services includes:
•Personnel costs and technology expenses. We incur costs related to our management and staff employees who are devoted to customer operations. These expenses consist primarily of the wages, bonuses, benefits, share-based compensation, travel and other costs associated with our employees who are assigned to specific customer sites related to our customers’ revenue cycle operations. The employees assigned to customer sites typically have significant experience in revenue cycle operations, care coordination, technology, quality control, or other management disciplines. Included in these expenses is an allocation of the costs associated with maintaining, improving, and deploying our integrated proprietary technology suite.
•Global business services center costs. We incur expenses related to salaries and benefits of employees in our global business services centers, as well as non-payroll costs associated with operating our global business services centers.
•Other expenses. We incur expenses related to our employees who manage PAS and other services. These expenses consist primarily of wages, bonuses, benefits, share-based compensation, and other costs.

Estimates of Cost of Customers’ Revenue Cycle Operations
Cost of customers’ revenue cycle operations consist of invoiced costs from customers and estimated costs not yet invoiced. These costs consist of payroll and third-party non-payroll costs. Customers’ payroll costs are reasonably estimable; however, we are at times dependent upon information generated from our customers’ records to determine the amount of third-party non-payroll costs. We estimate the amount of non-payroll costs incurred but not invoiced in order to properly calculate net operating fees at the end of each reporting period. Such estimated costs are based on contractually allowable expenses, historical reimbursed costs, and estimated lag in the timing of receipt of information for third-party non-payroll costs. The timing difference includes the lag between the services rendered by third-party vendors and their billings to our customers. The liabilities for such costs are included in accrued service costs and are part of the customer liabilities balance in the consolidated balance sheet. These estimates are based on the best available information and are subject to future adjustments based on additional information received from our customers.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of expenses for executives, sales, corporate IT, legal, regulatory compliance, finance, and human resources personnel, professional service fees related to external legal, tax, audit and advisory services, insurance premiums, facility charges, and other corporate expenses.
Other Expenses
Other expenses include expenses related to evaluating and pursuing acquisition opportunities and integrating completed acquisitions as part of our inorganic growth strategy, reorganization-related expenses, and expenses incurred related to the COVID-19 pandemic. Reorganization expenses consist primarily of severance payments and employee benefits. As part of the transition of certain customers’ personnel to us, we have agreed to reimburse those customers for severance and retention expenses related to certain employees who will not be transitioned to us. Additionally, in 2020 as a part of our evaluation of our footprint, we’ve transitioned certain employees to a work from home environment and continue to evaluate our future state workplace environment. In conjunction with this evaluation, we exited numerous leased facilities which generated facility exit costs including costs of writing off assets related to those leases.
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
We believe that the accounting policies described below involve our more significant judgments, assumptions, and estimates, and therefore, could have the greatest potential impact on our consolidated financial statements. In addition, we believe that a discussion of these policies is necessary to understand and evaluate the consolidated financial statements contained in this Annual Report on Form 10-K. For further information on our critical and other significant accounting policies, see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in this Annual Report on Form 10-K.
Revenue Recognition
The Company's primary source of revenue is its end-to-end RCM services fees. The Company also generates revenue through modular RCM services, where customers will engage the Company for only specific components of its end-to-end RCM service offering on a fixed-fee or transactional basis.

Revenue Cycle Management

RCM services fees are primarily variable and performance related, and are generally viewed as the consideration earned in satisfaction of a single performance obligation which is considered a series. Variable consideration for end-to-end RCM services are allocated to and recognized over the related time period as the amounts reflect the consideration the Company is entitled to and relate specifically to the Company’s efforts to satisfy its performance obligation. Fees for physician group RCM services include variable consideration contingent on customer collections, and inputs to the Company’s revenue estimates typically include historical service fees and historical customer collection amounts. RCM services fees consist of net operating fees, incentive fees, and other fees.

Net Operating Fees

The Company’s net operating fees consist of:

i) gross base fees invoiced to customers; less

ii) corresponding costs of customers’ revenue cycle operations which the Company pays pursuant to its RCM agreements, including salaries and benefits for the customers' RCM personnel, and related third-party vendor costs; plus

iii) fees accrued for physician group RCM services.

    The Company recognizes revenue related to net operating fees ratably as the performance obligation for the RCM services is satisfied. Base fees are typically billed in advance of the quarter and paid in three monthly payments as the entity performs and the customer simultaneously receives and consumes the benefits of the services provided. The costs of customers’ revenue cycle operations, which the Company pays pursuant to its RCM agreements, are accrued based on the service period. Net operating fees for physician groups are invoiced on a monthly basis and payment terms are typically 30 days.

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

Cost of Services
Costs associated with generating the Company’s net services revenue, including the cost of operating its global business services centers, are expensed as incurred. Cost of services consist of (i) on-site personnel and technology costs, (ii) global business services costs, and (iii) other costs. On-site personnel and technology costs consist primarily of wages, bonuses, benefits, share-based compensation, travel, and other costs associated with our employees who are assigned to specific customer sites related to our customers' revenue cycle operations. The other significant portion of such expenses is an allocation of the costs associated with maintaining, improving, and deploying our integrated proprietary technology suite. Global business services costs relate to the Company’s global services centers in the U.S. and internationally that perform patient scheduling and pre-registration, medical transcription, cash posting, reconciliation of payments to billing records, patient follow-up, and Medicaid eligibility determination for our customers. The Company incurs expenses related to salaries and benefits for employees in its global business services centers and non-payroll costs associated with operating its global business services centers. Other expenses consist of costs related to managing other services. These expenses consist primarily of wages, bonuses, benefits, share-based compensation, and facilities costs.
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
The carrying values of deferred income tax assets and liabilities reflect the application of our income tax accounting policies, and are based on management’s assumptions and estimates about future operating results and levels of taxable income, and judgments regarding the interpretation of the provisions of current accounting principles. We provide a valuation allowance for deferred tax assets if, based upon the weight of all available evidence, both positive and negative, it is more likely than not that some or all of the deferred tax assets will not be realized. We have established a valuation allowance with respect to certain state income net operating loss carryforwards and on certain tax credits acquired from the SCI Acquisition.
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

Share-Based Compensation Expense
We determine the expense for all employee share-based compensation awards by estimating their fair value and recognizing that value as an expense, on a ratable basis, in our consolidated financial statements over the requisite service period in which our employees earn the awards. Significant judgment is required in estimating the probability of achievement of performance conditions for our performance-based restricted stock unit awards. Changes in estimates to the completion of performance factors are applied utilizing the cumulative catch-up methodology. These awards typically have both cumulative adjusted EBITDA and end-to-end RCM agreement growth metrics. To assess current performance, we review our historical performance to date, along with any adjustments which have been approved to the reported performance, and add on our current future projections to determine the probable outcome of the award. The current estimates are then compared to the scoring metrics and any necessary adjustments are reflected in the current period to update share-based compensation expense to the current performance expectations.
We recognize compensation expense using a straight-line method over the applicable vesting period. During each quarter, the share-based compensation expense is adjusted to reflect forfeitures during the period; however, compensation expense already recognized is not adjusted if market conditions are not met.
Business Combinations
We account for business combinations using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at fair value, with limited exceptions. Any excess of the purchase price over the fair value of specifically identified assets is recorded as goodwill.
Significant judgment is required in estimating the fair value of intangible assets and in assigning their respective useful lives. Our typical intangible assets acquired include developed technology and customer relationships. There are several methods that can be used to determine the fair value of intangible assets. We typically use an income approach to value the specifically identifiable intangible assets which is based on forecasts of expected future cash flows. Under the income approach, we utilize a multi-period excess earnings methodology to value the primary intangible asset of a business combination. Fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management but are inherently uncertain. We typically consult with an independent advisor to assist in the valuation of intangible assets. Significant estimates and assumptions inherent in valuations include discount rates, revenue and cost growth rates, and technology obsolescence curves. We consider marketplace participant assumptions in determining the amount and timing of future cash flows along with technology life cycles, barriers to entry, and risks associated with cash flows in concluding upon our discount rates. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition dates, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, we may record adjustments to the purchase accounting. In addition, unanticipated market or macroeconomic events and circumstances may occur that could affect the accuracy or validity of the estimates and assumptions.
Determining the useful life of an intangible asset also requires judgment, as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives. Our assessment of useful lives acquired is based on numerous factors including underlying product life cycles, operating plans, brand history, and the competitive environment. Definite-lived intangible assets are amortized to expense over their estimated useful life.
New Accounting Standards
For additional information regarding new accounting guidance, see Note 3, Recent Accounting Pronouncements, to our consolidated financial statements included in this Annual Report on Form 10-K, which provides a summary of recently adopted accounting standards and disclosures.

Results of Operations
The following table provides consolidated operating results and other operating data for the periods indicated:

	Year Ended December 31,			2020 vs. 2019 Change		2019 vs. 2018 Change
	2020	2019	2018	Amount	%	Amount	%

	(In millions)
Consolidated statement of operations Data:
Net operating fees	$1,093.8	$1,037.4	$760.2	$56.4	5.4%	$277.2	36.5%
Incentive fees	70.6	56.2	38.3	14.4	25.6%	17.9	46.7%
Other	106.4	92.5	70.0	13.9	15.0%	22.5	32.1%
Total net services revenue	1,270.8	1,186.1	868.5	84.7	7.1%	317.6	36.6%
Operating expenses:
Cost of services	1,021.1	987.8	770.6	33.3	3.4%	217.2	28.2%
Selling, general and administrative	102.4	104.4	97.9	(2.0)	(1.9)%	6.5	6.6%
Other	67.3	36.2	30.4	31.1	85.9%	5.8	19.1%
Total operating expenses	1,190.8	1,128.4	898.9	62.4	5.5%	229.5	25.5%
Income (loss) from operations	80.0	57.7	(30.4)	22.3	38.6%	88.1	289.8%
Gain on business disposition	55.7	—	—	55.7	100.0%	—	—%
Loss on debt extinguishment	—	(18.8)	—	18.8	(100.0)%	(18.8)	100.0%
Net interest expense	(17.3)	(29.1)	(26.3)	11.8	(40.5)%	(2.8)	10.6%
Net income (loss) before income tax provision (benefit)	118.4	9.8	(56.7)	108.6	1,108.2%	66.5	117.3%
Income tax provision (benefit)	1.3	(2.2)	(11.4)	3.5	159.1%	9.2	80.7%
Net income (loss)	$117.1	$12.0	$(45.3)	$105.1	875.8%	$57.3	126.5%

Adjusted EBITDA (1)	$240.0	$168.0	$57.0	$72.0	42.9%	$111.0	194.7%
(1) Refer to the Non-GAAP Financial Measures section below for a reconciliation of our financial results reported in accordance with GAAP to non-GAAP financial results.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Net Services Revenue
Net services revenue increased by $84.7 million, or 7.1%, from $1,186.1 million for the year ended December 31, 2019 to $1,270.8 million for the year ended December 31, 2020. The increase was primarily driven by a $56.6 million increase in net operating fees largely as a result of new customers onboarded since the beginning of 2019, a $14.4 million increase in incentive fees driven by better operational execution, and an $11.1 million increase driven by the acquisitions of SCI and RevWorks, partially offset by the EMS Disposition in the third quarter of 2020.
Cost of Services
Cost of services increased by $33.3 million, or 3.4%, from $987.8 million for the year ended December 31, 2019, to $1,021.1 million for the year ended December 31, 2020. The increase was primarily driven by an increase in costs associated with new customers onboarded in the last twelve months and the acquisitions of SCI and RevWorks, partially offset by cost management, lower compensation costs, and healthcare claims experience.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $2.0 million, or 1.9%, from $104.4 million for the year ended December 31, 2019 to $102.4 million for the year ended December 31, 2020. The decrease was primarily driven by lower travel and marketing expenses due to COVID-19, and corporate cost control actions.
Other Expenses
Other expenses increased by $31.1 million, or 85.9%, from $36.2 million for the year ended December 31, 2019, to $67.3 million for the year ended December 31, 2020. The increase was primarily driven by expenses related to COVID-19, the SCI and RevWorks acquisitions, facility-exit charges, and legal and professional fees related to the simplification of our capital structure via the conversion of preferred shares to common shares.
Income Tax Provision (Benefit)
Income tax provision increased by $3.5 million to a $1.3 million provision for the year ended December 31, 2020 from a $2.2 million benefit for the year ended December 31, 2019. This was primarily due to higher pre-tax income for the year ended December 31, 2020, offset by higher tax benefit for share-based compensation and non-recognition of the gain from the sale of the EMS business.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Net Services Revenue
Net services revenue increased by $317.6 million, or 36.6%, from $868.5 million for the year ended December 31, 2018 to $1,186.1 million for the year ended December 31, 2019. The increase was primarily driven by a $185.6 million increase in net operating fees as a result of new customers onboarded to an operating partner model contract since the beginning of 2018. In addition, we realized year-over-year growth of $63.9 million as a result of the Intermedix Holdings, Inc. acquisition.
Cost of Services
Cost of services increased by $217.2 million, or 28.2%, from $770.6 million for the year ended December 31, 2018, to $987.8 million for the year ended December 31, 2019. The increase was primarily driven by a $151.4 million increase in costs associated with new customers onboarded since the beginning of 2018. The Intermedix Holdings, Inc. acquisition resulted in an increase in costs of services of $52.3 million. In addition, we increased investments in information technology infrastructure, automation technology, and central operations support and incurred additional employee benefits costs.
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

Income Tax Provision (Benefit)
Income tax benefit decreased by $9.2 million to $2.2 million for the year ended December 31, 2019 from $11.4 million for the year ended December 31, 2018. This was primarily due to higher pre-tax income, offset by higher tax benefit from share-based compensation.
Non-GAAP Financial Measures
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
Selected Non-GAAP Measure
Adjusted EBITDA
We define adjusted EBITDA as net income before net interest income/expense, income tax provision/benefit, depreciation and amortization expense, share-based compensation expense, expense arising from debt extinguishment, strategic initiatives costs, transitioned employee restructuring expense, and other items which are detailed in the table below.
We understand that, although non-GAAP measures are frequently used by investors, securities analysts, and others in their evaluation of companies, these measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:
•Adjusted EBITDA does not reflect:
◦Changes in, or cash requirements for, our working capital needs;
◦Share-based compensation expense;
◦Income tax expenses or cash requirements to pay taxes;
◦Interest expenses or cash required to pay interest;
◦Certain other expenses which may require cash payments;
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
Reconciliation of GAAP and Non-GAAP Measures
The following table presents a reconciliation of adjusted EBITDA to net income (loss) for each of the periods indicated:

	Year End December 31,
	2020	2019	2018

	(In millions)
Net income (loss) (GAAP)	$117.1	$12.0	$(45.3)
Net interest expense	17.3	29.1	26.3
Income tax provision (benefit)	1.3	(2.2)	(11.4)
Depreciation and amortization expense	68.7	55.7	38.8
Share-based compensation expense (1)	24.0	18.4	18.2
Gain on business disposition (2)	(55.7)	—	—
Loss on debt extinguishment (3)	—	18.8	—
Other (4)	67.3	36.2	30.4
Adjusted EBITDA (Non-GAAP)	$240.0	$168.0	$57.0

(1)Share-based compensation expense represents the expense associated with stock options, restricted stock units, performance-based restricted stock units, and restricted stock awards granted, as reflected in our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 15, Share-Based Compensation, to the Consolidated Financial Statements included in this Annual Report on Form 10-K for the detail of the amounts of share-based compensation expense.
(2)Gain on business disposition represents the gain associated with the EMS Disposition. See Note 1, Description of Business, to the Consolidated Financial Statements included in this Annual Report on form 10-K for further details on the disposal.
(3)Loss on debt extinguishment represents the loss associated with the repayment of the credit agreement and subordinated notes in June 2019, as reflected in our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 13, Debt, to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on the extinguishment.
(4)Other expenses consist of the following (in millions):

	Year Ended December 31,
	2020	2019	2018
Severance and related employee benefits	$6.4	$3.6	$2.3
Strategic initiatives (1)	29.3	19.8	19.7
Transitioned employees restructuring expense (2)	(0.2)	3.0	4.3
Digital Transformation Office (3)	—	8.6	3.6
Facility-exit charges (4)	17.5	(0.2)	0.1
Other (5)	14.3	1.4	0.4
Total other expenses	$67.3	$36.2	$30.4

(1) Costs related to evaluating, pursuing, and integrating acquisitions, performing portfolio and capital structure analyses, and other inorganic business projects as part of the Company’s growth strategy. Costs include vendor spend, employee time and expenses spent on activities, severance and retention amounts associated with integration activities, and changes to contingent consideration related to acquisitions. For the year ended December 31, 2020, $4.7 million of contingent consideration changes were included.
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
(4) As part of evaluating our footprint, we have exited certain leased facilities during the year ended December 31, 2020. Costs include asset impairment charges and other costs related to exited leased facilities.
(5) For the year ended December 31, 2020, includes $10.9 million of expenses related to the COVID-19 pandemic, inclusive of appreciation bonuses for the Company’s front-line employees, pandemic response mobilization efforts, telemedicine and testing costs for employees, and other costs.

Liquidity and Capital Resources
Our primary sources of liquidity include our cash and cash equivalents, cash flows from operations, and borrowings under our Credit Agreement. See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in this Annual Report on Form 10-K for additional information. As of December 31, 2020 and 2019, we had cash and cash equivalents of $173.8 million and $92.0 million, respectively. The primary driver for the increased cash position at December 31, 2020 was the proceeds from the EMS Disposition.
Our Credit Agreement includes a senior secured revolving credit facility (the “Senior Revolver”) with a total capacity of $100.0 million. As of December 31, 2020 and 2019, we had drawn $70.0 million and had $30.0 million remaining, and drawn $40.0 million and had $60.0 million remaining, respectively. See Note 13, Debt, to our consolidated financial statements included in this Annual Report on Form 10-K for additional information on our Credit Agreement. As of December 31, 2020 we had total available liquidity of $203.8 million reflecting our cash and cash equivalents as well as remaining availability under our revolver. On January 15, 2021, we paid $105.0 million in cash to the Investor in connection with the conversion of the preferred stock held by the investor.
Our liquidity is influenced by many factors, including timing of revenue and corresponding cash collections, the amount and timing of investments in strategic initiatives, our investments in property, equipment and software, and the use of cash to pay tax withholding obligations upon surrender of shares upon vesting of equity awards. We continue to invest capital in order to achieve our strategic initiatives. In addition, we plan to enhance customer service by continuing our investment in technology to enable our systems to more effectively integrate with our customers' existing technologies in connection with our strategic initiatives.
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
We expect cash and cash equivalents, cash flows from operations, and our availability under the Senior Revolver to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, including debt maturities and material capital expenditures, for at least the next 12 months. The extent to which COVID-19 will ultimately impact our results will depend on future developments, but could materially adversely impact our business, results of operations, and liquidity in future periods.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table:

	Year Ended December 31,
	2020	2019	2018

	(In millions)
Net cash provided by operating activities	$61.8	$113.9	$18.3
Net cash used in investing activities	(117.0)	(61.0)	(496.3)
Net cash provided by (used in) financing activities	137.9	(25.3)	377.4
Effect of exchange rate changes in cash	(0.4)	(0.2)	(0.7)
Net increase (decrease) in cash, cash equivalents, and restricted cash	82.3	27.4	(101.3)

Cash Flows from Operating Activities
Cash provided by operating activities fell by $52.1 million, from $113.9 million for the year ended December 31, 2019, to $61.8 million for the year ended December 31, 2020. Cash provided by operating activities fell due to timing of working capital changes, including increased accounts receivable balances and decreased accrued compensation and benefits balances in 2020. Accounts receivable increases from our acquisitions totaled approximately $28 million. Additionally, incentive fee and physicians accounts receivables increased approximately $14 million and $13 million, respectively. Accrued compensation and benefits liabilities fell in 2020 due to timing of payroll payments and bonus accruals. The decrease due to timing effects of working capital balances was partially offset by increased net income from operations of $22.3 million and deferred payments related to our payroll tax obligations as permitted under the CARES act.
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
Cash Used in Investing Activities
Cash used in investing activities primarily includes our investments in property, equipment and software and our inorganic growth initiatives. Outflows for significant acquisitions are typically offset by cash inflows from financing activities related to obtaining new debt. In 2020, cash used in investing activities included the acquisitions of SCI and RevWorks, which was partially offset by cash inflows related to the EMS Disposition. These inorganic activities are the primary drivers of the changes in cash flows from investing activities when comparing year-over-year.
Cash used in investing activities increased by $56.0 million from $61.0 million for the year ended December 31, 2019, to $117.0 million for the year ended December 31, 2020. Cash outflows of $196.0 million related to acquisitions was offset by inflows of $128.3 million related to the EMS Disposition.
Cash used in investing activities decreased by $435.3 million from $496.3 million for the year ended December 31, 2018, to $61.0 million for the year ended December 31, 2019. Cash used in investing activities included the acquisition of Intermedix Holdings, Inc. in 2018. The decrease was slightly offset by an increase in purchases of property, equipment and software in 2019.
Cash Flows from Financing Activities
Cash flows from financing activities primarily relate to borrowings and repayments of debt. In 2018, we obtained financing to fund the acquisition of Intermedix. In 2019, we refinanced from a term loan, revolver and subordinated notes with our current senior secured credit facility, including a term loan and a revolver. In conjunction with the acquisition of SCI in 2020, we amended our Credit Agreement to draw additional funds to finance the acquisition. We utilize our revolver to ensure we have sufficient cash on hand to support the needs of the business at any given point in time. Cash flows from financing activities also include cash received from exercises of stock options and the use of cash to pay tax withholding obligations upon surrender of shares upon vesting of equity awards.
Cash provided by financing activities increased by $163.2 million, from cash used of $25.3 million for the year ended December 31, 2019, to cash provided of $137.9 million for the year ended December 31, 2020. This change was primarily due to the term loan drawn of $191.1 million in conjunction with the acquisition of SCI and additional borrowings made under our revolver, offset by the use of cash to pay tax withholding obligations upon surrender of shares upon vesting of equity awards.

Cash provided by financing activities fell by $402.7 million from $377.4 million for the year ended December 31, 2018 to cash used of $25.3 million for the year ended December 31, 2019. This change was primarily due to obtaining new debt in 2018, whereas the new debt in 2019 was offset by the extinguishment of old debt.
Debt and Financing Arrangements
On June 26, 2019, we entered into a new senior credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and the lenders named therein, for the senior secured credit facilities (the “Senior Secured Credit Facilities”), consisting of a $325.0 million senior secured term loan facility (the “Senior Term Loan”) issued at 99.66% of par and a $100.0 million senior secured revolving credit facility (the “Senior Revolver”). On April 1, 2020, we drew an additional $191.1 million in conjunction with Amendment No. 1 to the Credit Agreement (the “Amendment”) on the same terms as its existing Senior Term Loan provided under the Credit Agreement. As of December 31, 2020, we had $484.6 million outstanding on our term loan facilities and had drawn $70.0 million on our Senior Revolver, with $30.0 million remaining. The term loans require quarterly payments, and we bear interest at a floating rate, which was 2.40% at December 31, 2020.
The Credit Agreement contains a number of financial and non-financial covenants. We are required to maintain minimum consolidated total net leverage and consolidated interest coverage ratios. The Company was in compliance with all of the covenants in the Credit Agreement as of December 31, 2020.
See Note 13, Debt, to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Contractual Obligations
The following table presents a summary of our contractual obligations as of December 31, 2020 (in millions):

	2021	2022	2023	2024	2025	Thereafter	Total
Operating leases (1)	$18.7	$16.1	$15.3	$15.0	$14.8	$34.0	$113.9
Purchase and finance lease obligations (2)	$12.2	$10.1	$9.0	$5.0	$1.8	$—	$38.1
Debt obligations	$32.3	$38.7	$45.2	$438.4	$—	$—	$554.6
Interest on debt	$14.6	$13.2	$11.4	$5.1	$—	$—	$44.3
Total	$77.8	$78.1	$80.9	$463.5	$16.6	$34.0	$750.9

(1) Obligations and commitments to make future minimum rental payments under non-cancelable operating leases having remaining terms in excess of one year.
(2) Includes obligations associated with IT software and service costs.

Off-Balance Sheet Arrangements

Other than the contractual obligations noted above, there were no off-balance sheet transactions, arrangements or other relationships with other persons in 2020, 2019 or 2018 that would have affected or are likely to affect our liquidity or the availability of, or requirements for, capital resources.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk
Interest Rate Sensitivity. Our results of operations and cash flows are subject to fluctuations due to changes in interest rates due to our debt and banking arrangements, which can result in fluctuations in our interest income and expense. As of December 31, 2020, we have hedged $100.0 million of our $554.6 million outstanding floating rate debt to a fixed rate of 1.4% plus the applicable spread defined in the Credit Agreement. An additional $100.0 million of our outstanding floating rate debt is hedged to a fixed rate of 1.1065% plus the applicable spread defined in the Credit Agreement. The remaining $354.6 million is subject to an average variable rate of 2.40% as of December 31, 2020. Assuming the current level of borrowings, a one percentage point increase or decrease in interest rates would increase or decrease our annual interest expense by approximately $3.5 million.
Our interest income is primarily generated from variable rate interest earned on operating cash accounts.
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee and the Euro because a portion of our operating expenses are incurred by our subsidiaries in India and Lithuania, and are denominated in Indian rupees and Euros, respectively. We do not generate significant revenues outside of the United States. For the years ended December 31, 2020, 2019 and 2018, 9%, 8%, and 7% of our expenses were denominated in foreign currencies, respectively. As of December 31, 2020 and 2019, we had net assets of $62.3 million and $41.5 million in foreign entities, respectively.
The reduction in earnings from a 10% change in foreign currency spot rates would be $11.6 million and $9.7 million at December 31, 2020 and 2019, respectively. We have hedge positions that are designated cash flow hedges of certain intercompany charges which have maturities not exceeding December 31, 2021 and are intended to partially offset the impact of foreign currency movements on future costs relating to our global delivery resources. For additional information, see Note 24, Derivative Financial Instruments to our Consolidated Financial Statements under Item 8, Consolidated Financial Statements and Supplementary Data. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties.
For designated cash flow hedges, gains and losses currently recorded in accumulated other comprehensive loss will be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as cost of services. As of December 31, 2020, it was anticipated that approximately $0.3 million of gains, net of tax, currently recorded in accumulated other comprehensive loss will be reclassified into cost of services within the next 12 months. As of December 31, 2020, the notional value of the outstanding derivative contracts totaled 4.20 billion Indian rupees.
We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $5.1 million as of December 31, 2020.
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
None.

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

On April 1, 2020 and August 3, 2020, we completed the acquisitions of SCI and RevWorks, respectively. We are now integrating processes, employees, technologies, systems, and operations of SCI and RevWorks into the Company. As permitted by the rules and regulations of the SEC, we have excluded SCI and RevWorks from our assessment of our internal control over financial reporting as of December 31, 2020. Management will continue to evaluate internal controls as we complete the integration of the acquisitions. SCI and RevWorks represent 3% of the Company's total assets as of December 31, 2020 (exclusive of intangible assets and goodwill valued through purchase accounting that were included in our assessment of our internal control over financial reporting) and 4% of the Company's total net services revenue for the year ended December 31, 2020.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making its assessment, management has utilized the criteria set forth by the COSO of the Treadway Commission in Internal Control-Integrated Framework (2013). Management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2020. The Company’s internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP as stated in their report which appears herein.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of R1 RCM Inc.

Opinion on Internal Control over Financial Reporting

We have audited R1 RCM Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, R1 RCM Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of SCI Solutions, Inc. (“SCI”) and the RevWorks services business (“RevWorks”), (collectively, “SCI and RevWorks”) which are included in the 2020 consolidated financial statements of the Company. SCI and RevWorks, in aggregate, constituted approximately 3% of total assets as of December 31, 2020 (excluding acquired intangible assets and goodwill valued in purchase accounting that were included in management’s assessment of and conclusion on the effectiveness of internal control over financial reporting) and approximately 4% of total net services revenue for the year ended December 31, 2020. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of SCI and RevWorks.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 18, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois
February 18, 2021

Item 9B.	Other Information
None

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
The information required by this item with respect to our directors and executive officers will be contained in our 2021 Proxy Statement under the caption “Information About Our Directors, Officers and 5% Stockholders” and is incorporated in this report by reference.
The information required by this item with respect to corporate governance matters will be contained in our 2021 Proxy Statement under the caption “Corporate Governance” and is incorporated in this report by reference.
Code of Integrity
We have adopted a global code of integrity that applies to all employees, including our directors and officers (our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions). Copies of our Code of Integrity: Living Our Values are available without charge upon written request directed to Corporate Secretary, R1 RCM Inc., 401 N. Michigan Avenue, Chicago, Illinois, 60611. Additionally, copies are available without charge online at http://s22.q4cdn.com/852369931/files/doc_downloads/governance_documents/2019/R1-Code-of-Integrity.pdf.

Item 11.	Executive Compensation

Information required to be furnished by Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K regarding executive compensation will be included in our 2021 Proxy Statement under the caption “Executive Compensation” and is herein incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We maintain an Amended and Restated Stock Option Plan (“2006 Plan”), and a Second Amended and Restated 2010 Stock Incentive Plan (the “2010 Amended Plan”), and together with the 2006 Plan (the “Plans”). Under the 2010 Amended Plan we may issue up to a maximum of 46,374,756 shares, including any shares that remained available for issuance under the 2006 Plan as of the date of the IPO and any shares subject to awards that were outstanding under the 2006 Plan as of the date of the IPO that expire, terminate or are otherwise surrendered, canceled, forfeited, or repurchased by us without the issuance of shares thereunder. We will not make any further grants under the 2006 Plan. The 2010 Amended Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and and other share-based awards. As of December 31, 2020, 5,028,242 shares were available for future grants of awards under the 2010 Amended Plan. However, to the extent that previously granted awards under the 2006 Plan or 2010 Amended Plan expire, terminate or are otherwise surrendered, canceled or forfeited, the number of shares available for future awards under the 2010 Amended Plan will increase.
The following table summarizes information about the securities authorized for issuance under our equity compensation plans as of December 31, 2020:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Restricted Stock Units	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a))
Equity compensation plans approved by stockholders (1)	13,192,826	$3.17	5,028,242
Equity compensation plans not approved by stockholders (2)	500,000	$9.56	—
Total	13,692,826		5,028,242

(1) Includes 5,720,971 outstanding stock options, 2,108,447 restricted stock units, and 5,363,408 performance-based restricted stock units (“PBRSUs”) awarded under the Plans. The number of shares included for PBRSUs represents the maximum shares that could vest. Since the restricted stock units and PBRSUs have no exercise price, they are not included in the weighted-average exercise price calculation in column b.
(2) Represents stock option inducement grants made pursuant to the NYSE inducement grant rules.

The information required by this item with regard to security ownership of certain beneficial owners and management will be contained in our 2021 Proxy Statement under the caption “Information About Our Directors, Officers and 5% Stockholders - Security Ownership of Certain Beneficial Owners and Management” and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in our 2021 Proxy Statement under the captions “Related Person Transactions” and “Corporate Governance” and is incorporated in this report by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item will be contained in our 2021 Proxy Statement under the caption “Ratification of the Selection of Independent Registered Public Accounting Firm” and is incorporated in this report by reference.

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
Date: February 18, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Flanagan Joseph Flanagan	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 18, 2021

/s/ Rachel Wilson Rachel Wilson	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 18, 2021

/s/ Richard B. Evans, Jr. Richard B. Evans, Jr.	Principal Accounting Officer	February 18, 2021

/s/ Michael C. Feiner Michael C. Feiner	Director	February 18, 2021

/s/ John B. Henneman III John B. Henneman III	Director	February 18, 2021

/s/ Alex J. Mandl Alex J. Mandl	Lead Director	February 18, 2021

/s/ Neal Moszkowski Neal Moszkowski	Director	February 18, 2021

/s/ Ian Sacks Ian Sacks	Director	February 18, 2021

/s/ Jill Smith Jill Smith	Director	February 18, 2021

/s/ Anthony J. Speranzo Anthony J. Speranzo	Director	February 18, 2021

/s/ Anthony R. Tersigni Anthony R. Tersigni	Director	February 18, 2021

/s/ Albert R. Zimmerli Albert R. Zimmerli	Director	February 18, 2021

R1 RCM Inc.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of R1 RCM Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of R1 RCM Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Auditing the Company’s recognition and measurement of variable incentive fees revenues is subjective due to the estimation uncertainty in the calculations for amounts not yet agreed upon and which remain unbilled at year end. In these situations, the Company performs an assessment of the estimated total incentive fees expected and the related revenues to be recognized. Further, the nature and terms of each individual customer agreement for end-to-end revenue cycle management services varies, and each contract requires separate analysis to ensure that incentive fee revenue recognition is appropriate.

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

Acquisition - SCI business combination
Description of the Matter
As described in Note 5 to the consolidated financial statements, the Company completed its acquisition of SCI Solutions, Inc. (SCI) for consideration of $196.7 million in 2020. The transaction was accounted for as a business combination.

Auditing the Company’s accounting for its acquisition of SCI was complex due to the significant estimation required by management to determine the fair value of the acquired identified intangible assets of $86.1 million, which principally consisted of developed technology. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to the key assumptions included in the valuation. The Company used a discounted cash flow (excess earnings) model to measure the developed technology intangible assets. The significant assumptions used to estimate the value of the intangible assets included discount rates and certain assumptions that form the basis of the forecasted results (e.g., revenue and cost growth rates and technology obsolescence curves). These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls addressing the risks of material misstatement over its accounting for the SCI acquisition including, among others, management's process to establish the significant assumptions and measure the acquired intangible assets. This included testing controls over management's review of the significant assumptions and other inputs used in the determination of fair value. The testing was inclusive of key management review controls to evaluate the acquired technology and estimated future sales, and controls to ensure that the data used to evaluate and support the significant assumptions was complete, accurate and, where applicable, verified to appropriate data sources.

To test the Company’s accounting for the SCI acquisition, our audit procedures included, among others, inspecting the terms of the executed agreement, evaluating the Company's selection of the valuation methodology, evaluating the methods and significant assumptions used by the Company's valuation specialist, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved our valuation specialists to assist with the evaluation of methodologies used by the Company and the significant assumptions included in the fair value estimates. We also evaluated the Company’s disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2004.

Chicago, Illinois
February 18, 2021

R1 RCM Inc.
Consolidated Balance Sheets
(In millions, except per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$173.8	$92.0
Accounts receivable, net of $3.7 million and $2.8 million allowance	91.3	52.3
Accounts receivable, net of $0.1 million and $0.0 million allowance - related party	30.9	30.8
Prepaid expenses and other current assets	59.4	41.6
Total current assets	355.4	216.7
Property, equipment and software, net	93.7	116.9
Operating lease right-of-use assets	57.8	77.9
Intangible assets, net	171.1	164.7
Goodwill	375.3	253.2
Non-current deferred tax assets	73.7	64.2
Non-current portion of restricted cash equivalents	1.0	0.5
Other assets	61.0	35.0
Total assets	$1,189.0	$929.1
Liabilities
Current liabilities:
Accounts payable	$18.2	$20.2
Current portion of customer liabilities	16.7	14.0
Current portion of customer liabilities - related party	15.3	34.1
Accrued compensation and benefits	51.9	95.1
Current portion of operating lease liabilities	12.2	12.8
Current portion of long-term debt	32.3	16.3
Accrued expenses and other current liabilities	59.7	40.0
Total current liabilities	206.3	232.5
Non-current portion of customer liabilities - related party	16.3	18.6
Non-current portion of operating lease liabilities	71.0	82.7
Long-term debt	519.7	337.7
Other non-current liabilities	36.3	10.4
Total liabilities	849.6	681.9

8.00% Series A convertible preferred stock, par value $0.01, 370,000 shares authorized, 288,497 shares issued and outstanding as of December 31, 2020 (aggregate liquidation value of $294.3); 370,000 shares authorized, 266,529 shares issued and outstanding as of December 31, 2019 (aggregate liquidation value of $271.9)	251.5	229.1
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 137,812,559 shares issued and 121,144,038 shares outstanding at December 31, 2020; 127,807,546 shares issued and 114,021,280 shares outstanding at December 31, 2019	1.4	1.3
Additional paid-in capital	393.7	372.7
Accumulated deficit	(161.5)	(277.8)
Accumulated other comprehensive loss	(6.5)	(4.5)
Treasury stock, at cost, 16,668,521 shares as of December 31, 2020; 13,786,266 shares as of December 31, 2019	(139.2)	(73.6)
Total stockholders’ equity	87.9	18.1
Total liabilities and stockholders’ equity	$1,189.0	$929.1
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In millions, except per share data)

	Year Ended December 31,
	2020	2019	2018
Net services revenue ($809.5 million, $790.4 million and $600.1 million from related party for the year ended December 31, 2020, 2019 and 2018, respectively)	$1,270.8	$1,186.1	$868.5
Operating expenses:
Cost of services	1,021.1	987.8	770.6
Selling, general and administrative	102.4	104.4	97.9
Other	67.3	36.2	30.4
Total operating expenses	1,190.8	1,128.4	898.9
Income (loss) from operations	80.0	57.7	(30.4)
Gain on business disposition	55.7	—	—
Loss on debt extinguishment	—	(18.8)	—
Net interest expense	(17.3)	(29.1)	(26.3)
Income (loss) before income tax provision (benefit)	118.4	9.8	(56.7)
Income tax provision (benefit)	1.3	(2.2)	(11.4)
Net income (loss)	$117.1	$12.0	$(45.3)
Net income (loss) per common share:
Basic	$0.41	$(0.08)	$(0.60)
Diluted	$0.33	$(0.08)	$(0.60)
Weighted average shares used in calculating net income (loss) per common share:
Basic	115,729,645	111,505,993	108,175,159
Diluted	174,573,270	111,505,993	108,175,159
Consolidated statements of comprehensive income (loss)
Net income (loss)	117.1	12.0	(45.3)
Other comprehensive loss:
Net change on derivatives designated as cash flow hedges, net of tax	(1.7)	(0.2)	0.5
Foreign currency translation adjustments	(0.3)	(0.8)	(2.4)
Comprehensive income (loss)	$115.1	$11.0	$(47.2)

Basic:
Net income (loss)	$117.1	$12.0	$(45.3)
Less dividends on preferred shares	(22.4)	(20.7)	(19.1)
Less income allocated to preferred shareholders	(47.3)	—	—
Net income (loss) available/allocated to common shareholders - basic	$47.4	$(8.7)	$(64.4)
Diluted:
Net income (loss)	$117.1	$12.0	$(45.3)
Less dividends on preferred shares	(22.4)	(20.7)	(19.1)
Less income allocated to preferred shareholders	(37.7)	—	—
Net income (loss) available/allocated to common shareholders - diluted	$57.0	$(8.7)	$(64.4)
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated other comprehensive (loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	116,650,388	$1.2	(12,240,427)	$(59.6)	$337.9	$(244.5)	$(1.6)	$33.4
Share-based compensation expense	—	—	—	—	17.4	—	—	17.4
Reclassification of equity award	—	—	—	—	1.3	—	—	1.3
Issuance of common stock related to share-based compensation plans	323,964	—	—	—	—	—	—	—
Issuance of common stock and stock warrants	4,665,594	—	—	—	19.2	—	—	19.2
Exercise of vested stock options	1,713,710	—	—	—	4.3	—	—	4.3
Dividends paid/accrued on preferred stock	—	—	—	—	(19.1)	—	—	(19.1)
Acquisition of treasury stock related to equity award plans	—	—	(499,069)	(3.0)	—	—	—	(3.0)
Forfeitures	—	—	(72,259)	—	—	—	—	—
Net change on derivatives designated as cash flow hedges, net of tax of $0.2	—	—	—	—	—	—	0.5	0.5
Foreign currency translation adjustments	—	—	—	—	—	—	(2.4)	(2.4)
Net (loss) income	—	—	—	—	—	(45.3)	—	(45.3)
Balance at December 31, 2018	123,353,656	$1.2	(12,811,755)	$(62.6)	$361.0	$(289.8)	$(3.5)	$6.3
Share-based compensation expense	—	—	—	—	18.8	—	—	18.8
Issuance of common stock related to share-based compensation plans	1,812,993	—	—	—	—	—	—	—
Exercise of vested stock options	2,640,897	0.1	—	—	13.6	—	—	13.7
Dividends paid/accrued on preferred stock	—	—	—	—	(20.7)	—	—	(20.7)
Acquisition of treasury stock related to equity award plans	—	—	(973,303)	(11.0)	—	—	—	(11.0)
Forfeitures	—	—	(1,208)	—	—	—	—	—
Net change on derivatives designated as cash flow hedges, net of tax of $0.1	—	—	—	—	—	—	(0.2)	(0.2)
Foreign currency translation adjustment	—	—	—	—	—	—	(0.8)	(0.8)
Net (loss) income	—	—	—	—	—	12.0	—	12.0
Balance at December 31, 2019	127,807,546	$1.3	(13,786,266)	$(73.6)	$372.7	$(277.8)	$(4.5)	$18.1
Impact of credit-loss standard adoption, net of tax of $0.3	—	—	—	—	—	(0.8)	—	(0.8)
Adjusted balance at January 1, 2020	127,807,546	1.3	(13,786,266)	(73.6)	372.7	(278.6)	(4.5)	17.3
Share-based compensation expense	—	—	—	—	24.2	—	—	24.2
Issuance of common stock related to share-based compensation plans	6,848,859	0.1	—	—	(0.1)	—	—	—
Exercise of vested stock options	3,156,154	—	—	—	19.3	—	—	19.3
Dividends paid/accrued on preferred stock	—	—	—	—	(22.4)	—	—	(22.4)
Acquisition of treasury stock related to equity award plans	—	—	(2,882,255)	(65.6)	—	—	—	(65.6)
Net change on derivatives designated as cash flow hedges, net of tax of $0.6	—	—	—	—	—	—	(1.7)	(1.7)
Foreign currency translation adjustment	—	—	—	—	—	—	(0.3)	(0.3)
Net (loss) income	—	—	—	—	—	117.1	—	117.1
Balance at December 31, 2020	137,812,559	$1.4	(16,668,521)	$(139.2)	$393.7	$(161.5)	$(6.5)	$87.9
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net income (loss)	$117.1	$12.0	$(45.3)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	68.7	55.7	38.8
Amortization of debt issuance costs	1.0	1.6	1.5
Share-based compensation	24.1	18.6	18.4
Gain on sale of Emergency Medical Services business	(55.7)	—	—
Loss on disposal and right-of-use asset write-downs	17.0	0.1	0.4
Loss on debt extinguishment	—	18.8	—
Provision for credit losses	0.6	2.9	0.8
Deferred income taxes	(1.2)	(5.1)	(14.0)
Non-cash lease expense	7.3	11.4	—
Change in value of contingent consideration	4.7	—	—
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	(56.5)	11.5	(39.1)
Prepaid expenses and other assets	(12.9)	(17.9)	(17.0)
Accounts payable	(3.4)	9.9	(3.0)
Accrued compensation and benefits	(40.3)	18.2	31.9
Lease liabilities	(13.6)	(11.8)	—
Other liabilities	25.3	4.8	9.8
Customer liabilities and customer liabilities - related party	(20.4)	(16.8)	35.1
Net cash provided by operating activities	61.8	113.9	18.3
Investing activities
Purchases of property, equipment, and software	(49.3)	(61.0)	(33.5)
Acquisition of SCI, net of cash acquired and earn-out provision	(191.0)	—	—
Acquisition of RevWorks, net of contingent consideration	(5.0)	—	—
Acquisition of Intermedix Holdings, Inc., net of cash acquired	—	—	(462.8)
Proceeds from sale of Emergency Medical Services business, net of cash disposed	128.3	—	—
Net cash used in investing activities	(117.0)	(61.0)	(496.3)
Financing activities
Issuance of senior secured debt, net of discount and issuance costs	190.6	321.8	253.1
Issuance of subordinated notes, net of discount and issuance costs	—	—	105.5
Borrowings on revolver	50.0	60.0	—
Payment of debt issuance costs related to the Senior Revolver	—	—	(0.4)
Repayment of senior secured debt	(23.4)	(276.8)	(1.3)
Repayment of subordinated notes and prepayment penalty	—	(112.2)	—
Repayments on revolver	(20.0)	(20.0)	—
Issuance of common stock and stock warrants, net of issuance costs	—	—	19.2
Exercise of vested stock options	18.4	13.7	4.3
Shares withheld for taxes	(71.9)	(11.0)	(3.0)
Finance lease payments	(0.8)	(0.8)	—
Other	(5.0)	—	—
Net cash provided by (used in) financing activities	137.9	(25.3)	377.4
Effect of exchange rate changes in cash	(0.4)	(0.2)	(0.7)
Net increase (decrease) in cash, cash equivalents, and restricted cash	82.3	27.4	(101.3)
Cash, cash equivalents, and restricted cash at beginning of period	92.5	65.1	166.4
Cash, cash equivalents, and restricted cash at end of period	$174.8	$92.5	$65.1
Supplemental disclosures of cash flow information
Accrued dividends payable to Preferred Stockholders	$5.8	$5.3	$4.9
Accrued and other liabilities related to purchases of property, equipment and software	$8.1	$20.6	$19.6
Accounts payable related to purchases of property, equipment and software	$2.9	$1.2	$0.9
Interest paid	$15.8	$26.5	$23.4
Income taxes paid	$4.2	$4.0	$3.3
Income taxes refunded	$0.4	$0.2	$0.5
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Notes to Consolidated Financial Statements

1. Description of Business
R1 RCM Inc. (the “Company”) is a leading provider of technology-driven solutions that transform the patient experience and financial performance of healthcare providers. The Company helps healthcare providers generate sustainable improvements in their operating margins and cash flows while also enhancing patient, physician, and staff satisfaction for its customers.

The Company achieves these results for its customers by managing healthcare providers’ revenue cycle operations, which encompass processes including patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation, and collections from patients and payers. The Company does so by deploying a unique operating model that leverages its extensive healthcare site experience, innovative technology, and process excellence. The Company assists its Revenue Cycle Management (“RCM”) customers in managing their revenue cycle operating costs while simultaneously increasing the portion of the maximum potential services revenue they receive. Together, these benefits can generate significant and sustainable improvements in operating margins and cash flows for the Company's customers.

The Company's primary service offering consists of end-to-end RCM services for health systems, hospitals, and physician groups, which the Company deploys through an operating partner relationship or a co-managed relationship. Under an operating partner relationship, the Company provides comprehensive revenue cycle infrastructure to providers, including all revenue cycle personnel, technology solutions, and process workflow. Under a co-managed relationship, the Company leverages its customers’ existing RCM staff and processes, and supplement them with the Company's infused management, subject matter specialists, proprietary technology solutions, and other resources. Under the operating partner model, the Company records higher revenue and expenses due to the fact that almost all of the revenue cycle personnel are employees of the Company and more third-party vendor contracts are controlled by the Company. Under the co-managed model, the majority of the revenue cycle personnel and more third-party vendor contracts remain with the customer and those costs are netted against the Company's co-managed revenue. For the years ended December 31, 2020, 2019, and 2018, substantially all of the Company's net operating and incentive fees from end-to-end RCM services were generated under the operating partner model.

The Company also offers modular services, allowing customers to engage the Company for only specific components of its end-to-end RCM service offering, such as physician advisory services (“PAS”), practice management (“PM”), revenue integrity services (“RIS”), patient experience (“PX”), coding management, and business office. The Company's PAS offering assists healthcare organizations in complying with payer requirements regarding whether to classify a hospital visit as an in-patient or an out-patient observation case for billing purposes. The Company's PM services offer administrative and operational support to allow healthcare providers to focus on delivering high quality patient care and outsource non-core functions to the Company. The Company's RIS offering includes charge capture, charge description master (“CDM”) maintenance, and pricing services that help providers ensure they are capturing the maximum net compliant revenue for services delivered. The Company's PX offering helps patients manage their data in one easy-to-use environment, enabling eligibility validation and insurance plan attribution, demographic accuracy, meeting authorization and referral requirements, medical necessity validation, and patient out-of-pocket cost estimation. The Company's coding management offering drives performance, quality, and consistent results via business intelligence and analysis, human capital management, an accountability framework, and a quality management program. The Company's business office service can help providers with the entire billing function or to specifically recoup revenue that may otherwise be lost by focusing skilled resources in lower priority areas with significant revenue potential.

Once implemented, the Company's technology solutions, processes and services are deeply embedded in its customers’ day-to-day revenue cycle operations. The Company believes its service offerings are adaptable to meet an evolving healthcare regulatory environment, technology standards and market trends.

R1 RCM Inc.
Notes to Consolidated Financial Statements
Ascension
On February 16, 2016, the Company entered into a long-term strategic partnership with Ascension Health Alliance, the parent of the Company's largest customer and the nation’s largest Catholic and non-profit health system, and TowerBrook Capital Partners (“TowerBrook”), an investment management firm (the “Transaction”). As part of the Transaction, the Company amended and restated its Master Professional Services Agreement (“A&R MPSA”) with Ascension Health (“Ascension”) effective February 16, 2016 with a term of ten years. Pursuant to the A&R MPSA and with certain limited exceptions, the Company is the exclusive provider of RCM services and PAS with respect to acute care services provided by the hospitals affiliated with Ascension that execute supplement agreements with the Company.
SCI Solutions, Inc. Acquisition

On April 1, 2020, the Company completed the acquisition of scheduling.com, Inc. d/b/a SCI Solutions, Inc. (“SCI”) pursuant to a stock purchase agreement dated as of January 9, 2020 (the “Stock Purchase Agreement”), by and among the Company, Clearsight Intermediate Holdings, Inc. (“Clearsight Holdings”) and Clearsight Group Holdings, LLC (the “Seller”) (the “SCI Acquisition”). At the closing of the transaction, the Company purchased from the Seller all of the issued and outstanding equity interests of Clearsight Holdings, which owns all of the issued and outstanding equity interests of SCI. SCI is a leading provider of software-as-a-service (“SaaS”)-based scheduling and patient access solutions. SCI’s platform streamlines the patient and provider experience, creating efficient care networks where health systems’ capacity is digitally and conveniently accessible to all market constituents. The combination of R1 and SCI is expected to deliver enhanced value for healthcare providers by enabling them to expand digital front door strategies for their patients, improve operating efficiency, and increase capacity utilization, among other benefits. Refer to Note 5, Acquisitions for additional details.

RevWorks Acquisition

On August 3, 2020, the Company completed the acquisition of the RevWorks services business pursuant to an asset purchase agreement dated as of June 2, 2020 (the “RevWorks Purchase Agreement”) by and among the Company and Cerner Corporation (the “RevWorks Acquisition”). At the closing of the transaction, the Company purchased certain assets relating to the RevWorks services business, as specified in the RevWorks Purchase Agreement. The combination of R1 and RevWorks is expected to provide enhanced revenue cycle capabilities and expertise to RevWorks clients, helping drive sustainable financial improvements for providers while improving their patients’ overall experience. Refer to Note 5, Acquisitions for additional details.

EMS Disposition

As part of our portfolio analysis and strategic initiatives, the Company disposed the emergency medical services (“EMS”) business on October 30, 2020 for $140 million, inclusive of a $5 million hold-back amount subject to the completion of certain transition services, to be paid approximately one year from the date of the disposition. The total sale price net of costs to sell was $132.7 million, and is subject to finalization of customary adjustments for working capital, indebtedness, cash, and transaction expenses. R1 allocated goodwill to the disposed business based on the relative fair value methodology. The total goodwill allocated to the EMS Disposition was $7.1 million. The gain recognized on the EMS Disposition was $55.7 million.

R1 RCM Inc.
Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the assets, liabilities and results of operations of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The preparation of financial statements in conformity with the United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results can differ from those estimates.
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

Revenue Cycle Management

RCM services fees are primarily variable and performance related, and are generally viewed as the consideration earned in satisfaction of a single performance obligation which is considered a series. Variable consideration for end-to-end RCM services are allocated to and recognized over the related time period as the amounts reflect the consideration the Company is entitled to and relate specifically to the Company’s efforts to satisfy its performance obligation. Fees for physician group RCM services include variable consideration contingent on customer collections, and inputs to the Company’s revenue estimates typically include historical service fees and historical customer collection amounts. RCM services fees consist of net operating fees, incentive fees, and other fees.

Net Operating Fees

The Company’s net operating fees consist of:

i) gross base fees invoiced to customers; less

ii) corresponding costs of customers’ revenue cycle operations which the Company pays pursuant to its RCM agreements, including salaries and benefits for the customers' RCM personnel, and related third-party vendor costs; plus

iii) fees accrued for physician group RCM services.

    The Company recognizes revenue related to net operating fees ratably as the performance obligation for the RCM services is satisfied. Base fees are typically billed in advance of the quarter and paid in three monthly payments as the entity performs and the customer simultaneously receives and consumes the benefits of the services provided. The costs of customers’ revenue cycle operations, which the Company pays pursuant to its RCM agreements, are accrued based on the service period. Net operating fees for physician groups are invoiced on a monthly basis and payment terms are typically 30 days.

R1 RCM Inc.
Notes to Consolidated Financial Statements

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

R1 RCM Inc.
Notes to Consolidated Financial Statements
Cost of Services
Costs associated with generating the Company’s net services revenue, including the cost of operating its global business services centers, are expensed as incurred, with the exception of deferred contract costs, which are discussed further in Note 22. Cost of services consist of (i) on-site personnel and technology costs, (ii) global business services costs, and (iii) other costs. On-site personnel and technology costs consist primarily of wages, bonuses, benefits, share-based compensation, travel, and other costs associated with employees who are assigned to customer sites to help manage the Company’s customers’ revenue cycle operations. The other significant portion of such expenses is an allocation of the costs associated with maintaining, improving, and deploying our integrated proprietary technology suite. Global business services costs relate to the Company’s global business services centers in the U.S. and internationally that perform patient scheduling and pre-registration, medical transcription, cash posting, reconciliation of payments to billing records, patient follow-up, and Medicaid eligibility determination for our customers. The Company incurs expenses related to salaries and benefits for employees in its global business services centers and non-payroll costs associated with operating its global business services centers. Other expenses consist of costs related to managing other services. These expenses consist primarily of wages, bonuses, benefits, share-based compensation, and facilities costs.
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
Restricted Cash Equivalents
In 2020 and 2019, restricted cash equivalents represent the amount of cash or certificate of deposits (“CDs”) that the Company is unable to access for operational purposes as it collateralizes certain Company expenses or derivatives.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable is comprised of unpaid balances pertaining to modular services and end-to-end RCM services, net receivable balances for end-to-end RCM customers after considering cost reimbursements owed to such customers, including related accrued balances, and amounts due from physician RCM and practice management customers. The Company evaluates its accounts receivable for expected credit losses quarterly. The Company maintains an estimated allowance for credit losses to reduce its accounts receivable to the amount that it believes will be collected. This allowance is based on the Company’s historical experience, its assessment of each customer’s ability to pay, the length of time a balance has been outstanding, input from key Company resources assigned to each customer, the status of any ongoing operations with each applicable customer, and environmental factors such as significant shifts in the healthcare environment which the Company believes may have impacted or will impact its customers’ financial health and ability to pay.
Property, Equipment and Software
Property, equipment and software are stated at cost, and related depreciation and amortization are calculated on the straight-line method over the estimated useful lives of the assets.

R1 RCM Inc.
Notes to Consolidated Financial Statements
The Company capitalizes qualifying internal and third-party costs and hardware and software costs related to the Company’s software development activities in accordance with ASC 350-40. The Company amortizes the capitalized software development costs over their estimated life on a straight-line basis.
The major classifications of property, equipment and software and their expected useful lives are as follows:

Buildings and land	30 to 42 years and indefinite
Computers and other equipment	3 to 5 years
Leasehold improvements	Shorter of 10 years or lease term
Office furniture	5 years
Software	3 to 5 years
Goodwill
Goodwill represents the difference between the purchase price of acquired companies and the related fair value of the net assets acquired, which is accounted for by the acquisition method of accounting. The Company annually tests goodwill for impairment on the first day of its fiscal fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value. The goodwill impairment test consists of a qualitative assessment of impairment indicators, followed by, if necessary, a quantitative assessment comparing the carrying amount to the reporting unit's fair value. To the extent that the carrying value exceeds the fair value, and impairment charge would be recorded. The Company has determined there to be one reporting unit, consistent with its single operating and reportable segment. As part of its annual impairment analysis, the Company performed a qualitative assessment and determined there was no impairment of goodwill for the year ended December 31, 2020.
Impairment of Long-Lived Assets
Property, equipment, software, right-of-use (“ROU”) assets, deferred contract costs, and other acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If circumstances require a long-lived asset or asset group be reviewed for possible impairment, the Company first compares undiscounted cash flows expected to be generated by each asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. There was no material impairment of property, equipment, software, deferred contract costs, or other acquired intangible assets for the years ended December 31, 2020, 2019, and 2018. For the year ended December 31, 2020, we impaired ROU assets related to leased facilities which we exited. See Note 16. Other for more information. For the year ended December 31, 2019, there was no material impairment of ROU assets.
Accrued Compensation and Benefits
Accrued compensation and benefits consists of accrued payroll, bonus, paid time off, health benefits, severance, and compensation and benefits related taxes. Deferred FICA taxes are split between accrued compensation and benefits and other non-current liabilities based on their due date.

R1 RCM Inc.
Notes to Consolidated Financial Statements
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
Share-Based Compensation Expense
The Company determines the expense for all employee share-based compensation awards by estimating their fair value and recognizing such value as an expense, on a ratable basis, in the consolidated financial statements over the requisite service period in which the employees earn the awards. Performance based stock awards are recognized in expense when the performance metrics are probable to be achieved. Changes in the estimate of achievement of the performance metrics are recognized in the period of the change through a cumulative catch-up. The Company assesses the performance metrics in its awards on a quarterly basis to determine if a cumulative catch-up is necessary. The fair value of stock options is calculated using the Black-Scholes option pricing model and, for market condition stock awards, the fair value is estimated using Monte Carlo simulations.

R1 RCM Inc.
Notes to Consolidated Financial Statements
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
To determine the fair value of a share-based award using Monte Carlo simulations, the Company makes assumptions regarding the risk-free interest rate, expected future volatility, expected dividend yield and performance period. The risk-free rate is based on the U.S. treasury yield curve in effect at the time of grant. The Company estimates the expected volatility of the share price by reviewing the historical volatility levels of its common stock in conjunction with that of public companies that operate in similar industries or are similar in terms of stage of development or size and then projecting this information toward its future expected volatility. Dividend yield is determined based on the Company’s future plans to pay dividends. The Company had no plans to pay dividends at December 31, 2020. The Company calculates the performance period based on the specific market condition to be achieved and derived from historical data and estimates of future performance.
The Company recognizes compensation expense using a straight-line method over the applicable service or performance period. During each quarter, the share-based compensation expense is adjusted to reflect forfeitures during the period; however, compensation expense already recognized is not adjusted if market conditions are not met.
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

R1 RCM Inc.
Notes to Consolidated Financial Statements
The Company’s derivative financial instruments consist of non-deliverable foreign currency forward contracts and interest rate swaps. Fair values for derivative financial instruments are based on prices computed using third-party valuation models and are classified as Level 2 in accordance with the three-level hierarchy of fair value measurements. The change in fair value of a hedging instrument is recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity and is reclassified into either cost of services or interest expense in the consolidated statement of operations and comprehensive income (loss) during the period in which the hedged transaction impacts earnings.
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
Diluted net income per share is calculated using the more dilutive of the if-converted or the two-class method. For the year ended December 31, 2020 and 2019, the two-class method was more dilutive and was computed by adjusting the denominator used in the basic net income per share computation by potentially dilutive securities outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, shares issuable upon vesting of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance-based restricted stock units (“PBRSUs”), and shares issuable upon conversion of preferred stock.
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

R1 RCM Inc.
Notes to Consolidated Financial Statements
•Level 1: Observable inputs such as quoted prices in active markets for identical assets and liabilities;
•Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and
•Level 3: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
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

The Company believes the carrying value of the senior revolver and term loan (see Note 13, Debt) approximates fair value as they are variable rate bank debt.

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

The purchase price for the SCI Acquisition was $190.0 million, subject to customary adjustments for cash, transaction expenses, earn-out consideration, and normalized working capital. The Company funded the purchase price for the SCI Acquisition and the Company’s associated transaction expenses with a combination of cash on hand and the incurrence of additional indebtedness (see Note 13, Debt). The purchase price has been provisionally allocated, on a preliminary basis, to assets acquired and liabilities assumed based on their established fair values as of the acquisition date. The fair value estimate of assets acquired and liabilities assumed is pending the finalization of deferred tax assets and liabilities. Accordingly, there could be adjustments to the consolidated financial statements, including changes to goodwill although these are not currently expected to be material.

The fair value of assets acquired and liabilities assumed is (in millions):

R1 RCM Inc.
Notes to Consolidated Financial Statements

Purchase Price Allocation
Total purchase consideration	$196.7

Allocation of consideration to assets acquired and liabilities assumed:
Cash and cash equivalents	$2.9
Accounts receivable	2.8
Prepaid expenses and other current assets	1.1
Property, equipment and software	0.3
Operating lease right-of-use assets	1.2
Intangible assets	86.1
Goodwill	125.6
Accounts payable	(0.2)
Current portion of customer liabilities	(4.0)
Accrued compensation and benefits	(1.6)
Current portion of operating lease liabilities	(0.5)
Other accrued expenses	(0.4)
Non-current portion of operating lease liabilities	(0.7)
Other non-current liabilities	(5.0)
Deferred income tax liabilities	(10.9)
Net assets acquired	$196.7

Other non-current liabilities contained a note payable for $5 million. The Company repaid this note in the second quarter of 2020.

The goodwill recognized is primarily attributable to synergies that are expected to be achieved from the integration of SCI. None of the goodwill is expected to be deductible for income tax purposes.

The purchase price includes an earn-out provision, which is dependent on achieving certain revenue and operational targets in the year following the acquisition. Based on projections at the time of acquisition, the earn-out was valued at $4.8 million. However, because the contractual obligation is binary, the actual payment will be either $10 million or $0. Adjustments to the earn-out based on information obtained subsequent to the acquisition are recorded through the income statement. As of December 31, 2020, the Company updated the earn-out value to $9.5 million, with the change being recorded as a component of other expenses.

Included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2020 are net sales of $20.7 million and net loss before income taxes of $6.9 million related to the operations of SCI since the acquisition date of April 1, 2020.

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

R1 RCM Inc.
Notes to Consolidated Financial Statements
The $30.0 million purchase consideration for the RevWorks Acquisition (inclusive of working capital) consisted of a $5.0 million payment at closing and two deferred payments, each of $12.5 million and totaling $25.0 million, which are due and payable on the first and second anniversary of the closing date. The two deferred payments are contractual obligations of the Company; however, they are potentially effectively refundable to the Company contingent on the achievement of certain pre-existing customer revenue targets for the RevWorks business that were agreed in the purchase agreement. If such targets are not achieved, this will result in Cerner Corporation (“Cerner”) returning to the Company up to $25.0 million. At the time of the acquisition, the Company recorded a present value liability for the contractual deferred payments of $24.3 million, and recorded an asset for the contingently returnable consideration of $22.3 million, including $11.5 million in prepaid expenses and other current assets and $10.8 million in other assets on the Consolidated Balance Sheets, which is measured at fair value. The Company reviewed the balances at December 31, 2020 and determined the fair value remained the same.

The assets acquired in the RevWorks Acquisition consist primarily of customer relationships of approximately $2.8 million and fixed assets. There were no significant pre-closing liabilities of the RevWorks business included in the RevWorks Acquisition. The fair value estimate of assets acquired and liabilities assumed are pending completion of multiple elements, including gathering further information about the identification and completeness of all assets and liabilities acquired.

The goodwill recognized of approximately $3.6 million is primarily attributable to synergies that are expected to be achieved from the integration of RevWorks.

Included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2020 are net sales of $26.8 million and net income before income taxes of $0.5 million related to the operations of RevWorks since the acquisition date of August 3, 2020.

Pro Forma Results (Unaudited)

The following table summarizes, on a pro forma basis, the combined results of the Company as though the SCI and RevWorks acquisitions had occurred as of January 1, 2019. These pro forma results are not necessarily indicative of either the actual consolidated results had the acquisitions occurred as of January 1, 2019 or of the future consolidated operating results. Pro forma results are (in millions):

	Year Ended December 31,
	2020	2019
Net services revenue	$1,320.9	$1,297.7
Net income (loss)	$115.7	$(1.6)

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

R1 RCM Inc.
Notes to Consolidated Financial Statements
On January 1, 2020 (the “adoption date”), the Company replaced its previous incurred loss impairment model for estimating credit losses on accounts receivables with an expected loss model prepared in accordance with ASC 326. While the incurred loss impairment model had the Company recognize credit losses when it was probable that a loss had been incurred, ASC 326 requires the Company to estimate future expected credit losses on such instruments before an impairment may occur. On the adoption date, the Company recorded an initial increase of $1.1 million to the Company's allowance for credit losses, with an offset recorded as an opening adjustment to accumulated deficit and deferred tax assets.

The full effects of COVID-19 on the Company’s customers are uncertain and cannot be predicted. As a result, the Company’s future collection experience may differ from historical collection trends.

The Company has presented the rollforward below on a consolidated basis as the currently expected credit losses for its large integrated healthcare system customers are not anticipated to be material.

Movements in the allowance for credit losses are as follows (in millions):

	Year Ended December 31,
	2020	2019
Beginning balance	$2.8	$1.1
Cumulative effect of ASC 326 adoption	1.1	—
Provision (recoveries)	0.6	3.1
EMS Disposition	(0.6)	—
Write-offs	(0.1)	(1.4)
Ending balance	$3.8	$2.8
7. Property, Equipment and Software
Property, equipment and software consist of the following (in millions):

	December 31, 2020	December 31, 2019
Buildings and land	$4.6	$4.6
Computer and other equipment	55.0	50.7
Leasehold improvements	23.2	31.1
Software	135.7	123.0
Office furniture	6.4	9.4
Property, equipment and software, gross	224.9	218.8
Less accumulated depreciation and amortization	(131.2)	(101.9)
Property, equipment and software, net	$93.7	$116.9
Property, equipment and software, net, located internationally was $17.1 million and $14.8 million as of December 31, 2020 and 2019, respectively. The remaining property, equipment and software was located in the U.S.
The following table summarizes the allocation of depreciation and amortization expense between cost of services and selling, general and administrative expenses (in millions):

R1 RCM Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2020	2019	2018
Cost of services	$46.6	$37.8	$23.9
Selling, general and administrative	4.0	4.0	4.3
Total depreciation and amortization	$50.6	$41.8	$28.2
8. Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets, current portion of operating lease liabilities, and non-current portion of operating lease liabilities on the consolidated balance sheets. Finance lease ROU assets are included in property, equipment and software, net, and the current and non-current portion of financing lease liabilities are included in other accrued expenses and other non-current liabilities, respectively, on the consolidated balance sheets.

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

The Company has operating and finance leases for corporate offices, operational facilities, global business services centers, and certain equipment. Leases have remaining lease terms of up to 13 years, some of which include options to extend the leases for up to 10 years. In circumstances where there are significant foreign tax incentives, the Company has determined it to be reasonably certain to exercise the renewal options. The Company subleases certain office spaces to third parties.
The components of lease costs are as follows (in millions):

	Year Ended December 31,
	2020	2019
Operating lease cost	$18.2	$19.1
Finance lease cost:
Amortization of ROU assets	0.4	0.8
Interest on lease liabilities	0.1	0.1
Sublease income	(2.2)	(2.2)
Total lease cost	$16.5	$17.8

Supplemental cash flow information related to leases are as follows (in millions):

R1 RCM Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$20.7	$18.7
Operating cash flows for finance leases	0.1	0.1
Financing cash flows for finance leases	0.8	0.8
ROU assets obtained in exchange for lease obligations:
Operating leases	3.3	17.3
Finance leases	—	0.7

The Company presents all non-cash transactions related to adjustments to the lease liability or ROU asset as non-cash transactions. This includes all non-cash charges related to any modification or reassessment events triggering remeasurement.

Supplemental balance sheet information related to leases are as follows:

	December 31, 2020	December 31, 2019
Weighted average remaining lease term:
Operating leases	7 years	8 years
Finance leases	2 years	2 years

Weighted average incremental borrowing rate:
Operating leases	8.94%	8.84%
Finance leases	6.62%	6.45%

Maturities of lease liabilities as of December 31, 2020 are as follows (in millions):

	Operating Leases	Finance Leases
2021	$18.7	$0.5
2022	16.1	0.1
2023	15.3	—
2024	15.0	—
2025	14.8	—
Thereafter	34.0	—
Total	113.9	0.6
Less:
Imputed interest	30.7	—
Present value of lease liabilities	$83.2	$0.6

9. Intangible Assets

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at December 31, 2020 and December 31, 2019 (in millions):

R1 RCM Inc.
Notes to Consolidated Financial Statements

	December 31, 2020			December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$97.7	$(14.7)	$83.0	$160.9	$(15.6)	$145.3
Technology	101.7	(13.6)	88.1	26.8	(7.4)	19.4
Total intangible assets	$199.4	$(28.3)	$171.1	$187.7	$(23.0)	$164.7

The Company acquired the following intangible assets in 2020 (in millions, except weighted average useful life):

	Weighted Average Useful Life	Gross Carrying Value
Customer relationships	10 years	$5.6
Technology	10 years	$85.3

The fair value of the identifiable intangible assets was derived utilizing an income approach to derive the present value of future cash flows from developed technology and customer relationships.

Intangible asset amortization expense was $18.1 million and $13.9 million for the year ended December 31, 2020 and 2019, respectively.

Estimated annual amortization expense related to intangible assets with definite lives as of December 31, 2020 is as follows (in millions):

2021	$17.3
2022	17.3
2023	17.3
2024	15.5
2025	14.5
Thereafter	89.2
Total	$171.1

10. Goodwill

Changes in the carrying amount of goodwill for the year ended December 31, 2020 were (in millions):

Goodwill
Balance as of December 31, 2019	$253.2
Acquisitions	129.2
EMS Disposition	(7.1)
Balance as of December 31, 2020	$375.3

There was no impairment of goodwill in 2020 and 2019.

R1 RCM Inc.
Notes to Consolidated Financial Statements
11. Revenue Recognition
Disaggregation of Revenue

In the following table, revenue is disaggregated by source of revenue (in millions):

	Year Ended December 31,
	2020	2019	2018
Net operating fees	$1,093.8	$1,037.4	$760.2
Incentive fees	70.6	56.2	38.3
Other	106.4	92.5	70.0
Net services revenue	$1,270.8	$1,186.1	$868.5

Contract Balances

The following table provides information about receivables, contracts assets, and contract liabilities from contracts with customers (in millions):

	December 31, 2020	December 31, 2019
Receivables (1)	$122.2	$83.1
Contract assets (2)	—	2.0
Contract liabilities (2)	28.6	25.3
(1) Receivables are included in accounts receivable, net. The balance includes accounts receivable, net - related party.
(2) Contract assets and contract liabilities are included in other current assets and customer liabilities, respectively. The contract liabilities balance contains related party amounts, including $5.6 million and $4.2 million of current customer liabilities and $16.3 million and $18.6 million of non-current customer liabilities for the year ended December 31, 2020 and 2019, respectively.

A receivable is recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are typically 30-60 days.

The Company recognized revenue of $91.6 million and $69.7 million during the year ended December 31, 2020 and 2019, which amounts were included in contract liabilities at the beginning of the respective periods. These revenue amounts include $85.0 million and $66.7 million for the year ended December 31, 2020 and 2019, respectively, related to advanced billings which become accounts receivable and contract liabilities on the first day of the respective service period.

Transaction Price Allocated to the Remaining Performance Obligation

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in millions). The estimated revenue does not include amounts of variable consideration that are constrained.

R1 RCM Inc.
Notes to Consolidated Financial Statements

	Net operating fees	Incentive fees	Other
2021	$112.6	$4.1	$3.7
2022	62.3	17.6	5.7
2023	48.0	—	5.7
2024	27.5	—	5.7
2025	18.3	—	2.9
Thereafter	12.7	—	—
Total	$281.4	$21.7	$23.7

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

R1 RCM Inc.
Notes to Consolidated Financial Statements
Customer liabilities consist of the following (in millions):

	December 31, 2020	December 31, 2019
Accrued service costs, current	$12.2	$33.3
Collections payable to clients, current	4.6	5.4
Customer deposits, current	—	1.7
Refund liabilities, current	2.9	1.0
Deferred revenue (contract liabilities), current	12.3	6.7
Current portion of customer liabilities (1)	32.0	48.1
Deferred revenue (contract liabilities), non-current	16.3	18.6
Non-current portion of customer liabilities (1)	16.3	18.6
Total customer liabilities	$48.3	$66.7

(1) Current and non-current portion of customer liabilities include amounts for a related party. See Note 21, Related Party Transactions, for further discussion.

13. Debt

The carrying amounts of debt consist of the following (in millions):

	December 31, 2020	December 31, 2019
Senior Revolver	$70.0	$40.0
Senior Term Loan	484.6	316.9
Unamortized discount and issuance costs	(2.6)	(2.9)
Total debt	552.0	354.0
Less: Current maturities	(32.3)	(16.3)
Total long-term debt	$519.7	$337.7

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

R1 RCM Inc.
Notes to Consolidated Financial Statements
The Incremental Term Loan was drawn substantially concurrently with the closing of the SCI Acquisition on April 1, 2020. The proceeds of the Incremental Term Loan were used to fund the purchase price for the SCI Acquisition and related expenses. For further details on the closing, refer to Note 5, Acquisitions. The Incremental Term Loan has terms consistent with those of the Senior Term Loan, including with respect to interest, maturity, amortization, and prepayments and has the same affirmative and negative covenants and events of default as those applicable to the Senior Term Loan under the Credit Agreement. The drawing of the Incremental Term Loan increased the balance of the obligation due under the Senior Term Loan, and therefore is shown as one consolidated obligation.

In accordance with ASC 470-50, the Amendment was treated as a loan modification in the financial statements.

On January 13, 2021, the Company entered into Amendment No. 2 and Waiver to Credit Agreement (the “Second Amendment”), pursuant to which the lenders agreed (i) to waive the Company’s obligation to use the $135.0 million of net proceeds from the EMS Disposition for purposes of reinvestments in useful assets of the Company, or to prepay the loans under the Credit Agreement, as otherwise required by the terms of the Credit Agreement, (ii) to amend the restricted payments covenant to permit the Company to make additional cash payments to the Investor in an amount not to exceed $105.0 million in connection with the preferred stock conversion (refer to Note 18. 8.00% Series A Convertible Preferred Stock) and reduce the “Available Amount” from which the Company can make certain investments, debt prepayments, or restricted payments by $105.0 million and (iii) that the excess cash flow sweep will begin with fiscal year ended December 31, 2021 instead of fiscal year ended December 31, 2020.

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

The Senior Revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swing loans.” Any issuance of letters of credit or making of a swing loan will reduce the amount available under the revolving credit facility. As of December 31, 2020, the Company had $70.0 million in borrowings, no letters of credit outstanding, and $30.0 million of availability under the Senior Revolver.

R1 RCM Inc.
Notes to Consolidated Financial Statements
Borrowings under the Senior Secured Credit Facilities bear interest, at the Company’s option, at: (i) an Alternate Base Rate (“ABR”) equal to the greater of (a) the prime rate of Bank of America, N.A., (b) the federal funds rate plus 0.50% per annum, and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus between 0.75% and 1.75% dependent on the Company's Net Leverage Ratio (as defined below) (provided that the Eurodollar rate applicable to the Senior Term Loan shall not be less than 0.00% per annum); or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the Senior Term Loan shall not be less than 0.00% per annum), plus between 1.75% and 2.75%, dependent on the Company's Net Leverage Ratio. The interest rate as of December 31, 2020 was 2.40%. The Company is also required to pay an unused commitment fee to the lenders under the Senior Revolver at a rate between 0.30% and 0.50% of the average daily unutilized commitments thereunder dependent on the Company's net leverage ratio.

The Credit Agreement requires the Company to make mandatory prepayments, subject to certain exceptions, with: (i) beginning with fiscal year ended December 31, 2021, 50% (which percentage will be reduced upon the Company’s achievement of certain total net leverage ratios) of the Company’s annual excess cash flow; (ii) 100% of net cash proceeds of all non-ordinary course assets sales or other dispositions of property or casualty events, subject to certain exceptions and thresholds; and (iii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the Credit Agreement. The Company is required to repay the Senior Term Loan portion of the Senior Secured Credit Facilities in quarterly principal installments of $6.5 million through June 30, 2021, $9.7 million through June 30, 2023, and $12.9 million through March 31, 2024, with the balance payable at maturity.

The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of its subsidiaries to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase the Company’s capital stock; (vi) make investments, loans or advances; (vii) repay certain junior indebtedness; (viii) engage in certain transactions with affiliates; (ix) enter into sale and leaseback transactions; (x) amend material agreements governing certain of the Company’s junior indebtedness; (xi) change the Company’s lines of business; (xii) make certain acquisitions; and (xiii) limitations on the letter of credit cash collateral account. The Credit Agreement contains customary affirmative covenants and events of default. In addition, the Company is required to maintain minimum consolidated total net leverage and consolidated interest coverage ratios. The Company was in compliance with all of the covenants in the Credit Agreement as of December 31, 2020.

Debt Maturities

Scheduled maturities of the Company's long-term debt for each of the five years succeeding December 31, 2020 and thereafter are summarized as follows (in millions):

Scheduled Maturities
2021	$32.3
2022	38.7
2023	45.2
2024	438.4
Total	$554.6

R1 RCM Inc.
Notes to Consolidated Financial Statements
14. Stockholders’ Equity (Deficit)
Preferred Stock and Warrants
As of December 31, 2020 and December 31, 2019, the Company had 5,000,000 shares of authorized preferred stock, each with a par value of $0.01. The preferred stock may be issued from time to time in one or more series. The board of directors of the Company (“Board”) is authorized to determine the rights, preferences, privileges, and restrictions of the Company’s authorized but unissued shares of preferred stock. On February 16, 2016, at the close of the Transaction, the Company issued to TCP-ASC ACHI Series LLLP, a limited liability limited partnership jointly owned by Ascension Health Alliance and investment funds affiliated with TowerBrook (the “Investor”): (i) 200,000 shares of its 8.00% Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock” or “Preferred Stock”), for an aggregate price of $200 million and (ii) an exercisable warrant to acquire up to 60 million shares of its common stock with an exercise price of $3.50 per common share and a term of ten years. The Series A Preferred Stock is immediately convertible into shares of common stock. As of December 31, 2020 and December 31, 2019, the Company had 288,497 and 266,529 shares of Series A Preferred Stock outstanding, respectively. The Series A Preferred Stock was converted to common stock on January 15, 2021. See Note 18, 8.00% Series A Convertible Preferred Stock, for additional information.
On January 23, 2018, the Company issued an exercisable warrant to acquire up to 1.5 million shares of its common stock with an exercise price of $6.00 per common share to IHC Health Services, Inc (“Intermountain”).
As of December 31, 2020 and December 31, 2019, all of the Investor’s and Intermountain’s warrants were outstanding.
Common Stock
Each outstanding share of the Company's common stock, par value $0.01 per share (“common stock”), is entitled to one vote per share on all matters submitted to a vote by shareholders. Subject to the rights of any preferred stock which may from time to time be outstanding, the holders of outstanding shares of common stock are entitled to receive dividends and, upon liquidation or dissolution, are entitled to receive pro rata all assets legally available for distribution to stockholders. No dividends were declared or paid on the common stock during 2020 or 2019.
Treasury Stock
On November 13, 2013, the Board authorized a repurchase of up to $50.0 million of the Company’s common stock in the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time at the sole discretion of the Board. Any repurchased shares will be available for use in connection with the Company’s stock plans and for other corporate purposes. The Company funds the repurchases from cash on hand. During the years ended December 31, 2020 and December 31, 2019, no shares were repurchased. No shares have been retired. As of December 31, 2020 and 2019, the Company held in treasury 5,321,393 shares of repurchased stock.

Treasury stock also includes repurchases of Company stock related to employees’ tax withholding upon vesting of restricted shares. For the years ended December 31, 2020 and 2019, the Company repurchased 2,882,255 and 973,303 shares related to employees’ tax withholding upon vesting of restricted shares, respectively. See Note 15, Share-Based Compensation, for additional information.

R1 RCM Inc.
Notes to Consolidated Financial Statements
15. Share-Based Compensation
The Company maintains two stock incentive plans: the Amended and Restated Stock Option Plan (the “2006 Plan”) and the Second Amended and Restated Stock 2010 Incentive Plan (the “2010 Amended Plan”, together with the 2006 Plan, the “Plans”). In December 2016, the Company's stockholders approved the Second Amended and Restated 2010 Stock Incentive Plan, which authorized the issuance of an additional 17 million shares of the Company's common stock pursuant to awards.
Under the Plans, the Company is authorized to issue up to a maximum of 46,374,756 shares of common stock. This number includes any shares that remained available for issuance under the 2006 Plan as of the date of the IPO and any shares subject to awards that were outstanding under the 2006 Plan as of the date of the IPO that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company without the issuance of shares thereunder. The Company will not make any further grants under the 2006 Plan. The 2010 Amended Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, RSAs, RSUs, and other share-based awards. As of December 31, 2020, 5,028,242 shares were available for future grants of awards under the 2010 Amended Plan. To the extent that previously granted awards under the 2006 Plan or 2010 Amended Plan expire, terminate or are otherwise surrendered, canceled or forfeited, the number of shares available for future awards under the 2010 Amended Plan will increase.
Under the terms of the Plans, all stock options will expire if they are not exercised within ten years of their grant date. Generally all employee options, RSAs and RSUs vest ratably between one and four years.
For the years ended December 31, 2020, 2019, and 2018, the Company recognized $37.3 million, $8.2 million, and $2.4 million, respectively, of income tax benefit from windfalls associated with vesting and exercises of equity awards
The Company uses the Black-Scholes option pricing model to estimate the fair value of its service-based options as of its grant date. The Company uses the Monte Carlo simulations to estimate the fair value of its market-based PBRSUs. The market-based PBRSUs vest upon satisfaction of both time-based requirements and market targets based on share price. Expected life is based on the market condition to which the vesting is tied. The Company assesses current performance on performance-based PBRSU’s by reviewing historical performance to date, along with any adjustments which have been approved to the reported performance, and add on future projections to determine the probable outcome of the awards. The current estimates are then compared to the scoring metrics and any necessary adjustments are reflected in the current period to update share-based compensation expense to the current performance expectations.
The following table sets forth the significant assumptions used in the Black-Scholes option pricing model and the Monte Carlo simulations and the calculation of share-based compensation expense during 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018
Expected dividend yield	—%	—%	—%
Risk-free interest rate	0.3% to 1.7%	1.5% to 2.5%	2.3% to 3.0%
Expected volatility	43%	40% to 45%	40% to 45%
Expected term (in years)	5.5	2.0 to 5.5	2.6 to 6.3
Total share-based compensation costs that have been included in the Company’s consolidated statements of operations were as follows (in millions):

R1 RCM Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2020	2019	2018
Share-Based Compensation Expense Allocation Details:
Cost of services	$9.9	$6.1	$5.8
Selling, general and administrative	14.1	12.3	12.4
Other	0.1	0.2	0.2
Total share-based compensation expense (1)	$24.1	$18.6	$18.4
(1) In addition to the share-based compensation expense recorded above, $0.1 million, $0.2 million, and $0.3 million of share-based compensation expense was capitalized to deferred contract costs for the year ended December 31, 2020, 2019, and 2018, respectively. See Note 22, Deferred Contract Costs, for further discussion.
Stock options
The following table sets forth a summary of all option activity under all plans for the years ended December 31, 2020, 2019, and 2018:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2018	17,742,966	$4.70	7.9	$23.7
Granted	274,162	6.51
Exercised	(1,713,710)	2.54
Canceled/forfeited	(2,418,948)	2.60
Outstanding at December 31, 2018	13,884,470	$5.36	6.6	$49.2
Granted	52,986	10.06
Exercised	(2,640,897)	5.20
Canceled/forfeited	(612,299)	2.55
Expired	(3,920)	12.98
Outstanding at December 31, 2019	10,680,340	$5.59	5.5	$81.1
Granted	80,425	11.18
Exercised	(3,156,154)	6.13
Canceled/forfeited	(169,420)	3.32
Expired	(1,214,220)	14.62
Outstanding at December 31, 2020	6,220,971	$3.68	5.7	$126.5
Outstanding, vested and exercisable at December 31, 2018	7,712,264	$7.37	5.4	$17.7
Outstanding, vested and exercisable at December 31, 2019	7,868,280	$6.57	4.9	$52.5
Outstanding, vested and exercisable at December 31, 2020	5,230,690	$3.73	5.5	$106.2
The weighted-average grant date fair value of options granted during the years ended December 31, 2020, 2019, and 2018 was $4.41, $4.25, and $3.01 per share, respectively. The total intrinsic value of the options exercised in the years ended December 31, 2020, 2019, and 2018 was $30.5 million, $16.4 million, and $9.6 million, respectively. The total fair value of options vested during the years ended December 31, 2020, 2019, and 2018 was $2.2 million, $3.4 million, and $4.2 million, respectively.

R1 RCM Inc.
Notes to Consolidated Financial Statements
Restricted stock awards
As of December 31, 2019, all RSAs had fully vested. No new RSAs were granted in 2020. The following table sets forth a summary of the activity during the years ended December 31, 2019 and 2018:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested at January 1, 2018	2,352,490	$3.03
Vested	(1,184,687)	3.07
Forfeited	(72,259)	3.24
Outstanding and unvested at December 31, 2018	1,095,544	$3.02
Vested	(1,094,336)	3.02
Forfeited	(1,208)	5.38
Outstanding and unvested at December 31, 2019	—	$—
The total fair value of RSAs vested during the years ended December 31, 2019, and 2018 was $3.3 million and $3.6 million, respectively. The Company’s RSA agreements allowed employees to deliver to the Company shares of stock upon vesting of their RSAs in lieu of their payment of the required personal employment-related taxes. The Company does not withhold taxes in excess of maximum required statutory requirements. During the years ended December 31, 2019, and 2018, employees delivered to the Company 380,564 and 404,466 shares of stock, respectively, which the Company recorded at a cost of approximately $3.8 million and $2.3 million, respectively.
Forfeited and canceled RSAs are added to treasury stock. For the years ended December 31, 2019, and 2018, 1,208, and 72,259 shares were added to treasury stock due to canceled RSAs, respectively.
Restricted stock units
The following table sets forth a summary of all RSU activity during the years ended December 31, 2020, 2019, and 2018:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested at January 1, 2018	1,183,500	$2.50
Granted	441,849	7.99
Vested	(323,964)	2.48
Forfeited	(174,704)	3.49
Outstanding and unvested at December 31, 2018	1,126,681	$4.50
Granted	830,668	10.60
Vested	(422,770)	4.07
Forfeited	(161,223)	7.00
Outstanding and unvested at December 31, 2019	1,373,356	$8.03
Granted	1,588,120	10.29
Vested	(504,708)	6.74
Forfeited	(348,321)	9.09
Outstanding and unvested at December 31, 2020	2,108,447	$9.87

R1 RCM Inc.
Notes to Consolidated Financial Statements
The Company's RSU agreements allow employees to surrender to the Company shares of common stock upon vesting of their RSUs in lieu of their payment of the required personal employment-related taxes. During the years ended December 31, 2020, 2019, and 2018, employees delivered to the Company 141,331, 109,112, and  94,603 shares of stock, respectively, which the Company recorded at a cost of approximately $1.4 million, $1.1 million, and $0.7 million, respectively. Shares surrendered for payment of personal employment-related taxes are held in treasury.
Performance-based restricted stock units
Outstanding PBRSUs issued prior to April 2019 vest upon satisfaction of both time-based requirements and market targets based on share price with certain awards vesting between December 31, 2021 and December 31, 2022. Depending on the percentage level at which the market-based condition is satisfied, the number of shares vesting could be between 0% and 150% of the number of PBRSUs originally granted. PBRSUs issued subsequent to April 2019 vest either in December 2021 or December 2022 upon satisfaction of both time-based and performance-based conditions. Depending on the award, performance condition targets may include cumulative adjusted EBITDA, end-to-end RCM agreement growth, scored revenue growth, or other specific performance factors. Depending on the percentage level at which the performance-based conditions are satisfied, the number of shares vesting could be between 0% and 200% of the number of PBRSUs originally granted. Based on the established targets, the maximum number of shares that could vest for all outstanding PBRSUs is 5,363,408.

A summary of the PBRSU activity during the years ended December 31, 2020, 2019, and 2018 is shown below:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested at January 1, 2018	4,785,900	$3.37
Granted	1,472,677	6.12
Vested	—	—
Forfeited	(1,648,129)	3.34
Outstanding and unvested at December 31, 2018	4,610,448	$4.26
Granted	1,282,797	9.99
Performance factor adjustment	463,408	2.06
Vested	(1,390,223)	2.06
Forfeited	(846,994)	5.08
Outstanding and unvested at December 31, 2019	4,119,436	$6.37
Granted	1,637,581	13.25
Performance factor adjustment	3,879,186	14.72
Vested	(6,344,151)	13.11
Forfeited	(374,981)	6.66
Outstanding and unvested at December 31, 2020	2,917,071	$11.35
The Company’s PBRSU agreements allow employees to surrender to the Company shares of common stock upon vesting of their PBRSUs in lieu of their payment of the required personal employment-related taxes. During the years ended December 31, 2020 and 2019, employees delivered to the Company 2,740,924 and 483,627 shares of stock, respectively, which the Company recorded at a cost of approximately $64.2 million and $6.1 million, respectively. Shares surrendered for payment of personal employment-related taxes are held in treasury.

R1 RCM Inc.
Notes to Consolidated Financial Statements
16. Other expenses

For the year ended December 31, 2020, 2019, and 2018, other expenses consist of the following (in millions):

	Year Ended December 31,
	2020	2019	2018
Severance and related employee benefits	$6.4	$3.6	$2.3
Strategic initiatives (1)	29.3	19.8	19.7
Transitioned employees restructuring expense (2)	(0.2)	3.0	4.3
Digital Transformation Office (3)	—	8.6	3.6
Facility-exit charges (4)	17.5	(0.2)	0.1
Other (5)	14.3	1.4	0.4
Total other expenses	$67.3	$36.2	$30.4

(1) Costs related to evaluating, pursuing, and integrating acquisitions, performing portfolio and capital structure analyses, and other inorganic business projects as part of the Company’s growth strategy. Costs include vendor spend, employee time and expenses spent on activities, severance and retention amounts associated with integration activities, and changes to contingent consideration related to acquisitions. For the year ended December 31, 2020, $4.7 million of contingent consideration changes were included.
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
(4) As part of evaluating our footprint, we have exited certain leased facilities during the year ended December 31, 2020. Costs include asset impairment charges and other costs related to exited leased facilities.
(5) For the year ended December 31, 2020, includes $10.9 million of expenses related to the COVID-19 pandemic, inclusive of appreciation bonuses for the Company’s front-line employees, pandemic response mobilization efforts, telemedicine and testing costs for employees, and other costs.
17. Income Taxes
The domestic and foreign components of income (loss) before income taxes consist of the following (in millions):

	Year Ended December 31,
	2020	2019	2018
Domestic	$99.4	$5.0	$(65.5)
Foreign	19.0	4.8	8.8
Total income (loss) before income taxes	$118.4	$9.8	$(56.7)
For the years ended December 31, 2020, 2019, and 2018, the Company’s current and deferred income tax expense (benefit) attributable to income (loss) from operations are as follows (in millions):

R1 RCM Inc.
Notes to Consolidated Financial Statements

	Current	Deferred	Total
Year Ended December 31, 2018
U.S. Federal	$—	$(10.3)	$(10.3)
State & Local	0.9	(2.6)	(1.7)
Foreign	1.9	(1.3)	0.6
	$2.8	$(14.2)	$(11.4)
Year Ended December 31, 2019
U.S. Federal	$(0.3)	$(2.2)	$(2.5)
State & Local	0.7	(0.9)	(0.2)
Foreign	2.5	(2.0)	0.5
	$2.9	$(5.1)	$(2.2)
Year Ended December 31, 2020
U.S. Federal	$0.2	$(0.3)	$(0.1)
State & Local	—	1.0	1.0
Foreign	2.4	(2.0)	0.4
	$2.6	$(1.3)	$1.3
Reconciliation of the difference between the effective tax rate and the statutory U.S. federal income tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Federal statutory tax rate	21%	21%	21%
Increase in income tax rate resulting from:
State and local income taxes, net of federal tax benefits	1%	(2)%	2%
Additional tax on foreign source income	3%	18%	(3)%
Share-based compensation	(24)%	(71)%	3%
Non-deductible expense	13%	24%	(3)%
Gain on sale	(11)%	—%	—%
Other	(2)%	(12)%	—%
Effective tax rate	1%	(22)%	20%
The following table sets forth the Company’s net deferred tax assets as of December 31, 2020 and 2019 (in millions):

R1 RCM Inc.
Notes to Consolidated Financial Statements

	As of December 31,
	2020	2019
Deferred tax assets and liabilities:
Net operating loss carryforwards	$81.6	$64.1
Share-based compensation	8.6	12.4
Accrued bonus	1.4	8.3
Advanced billing revenue	6.4	5.9
Alternative minimum tax	5.2	4.0
Interest expense limitation	5.6	10.2
Deferred rent liabilities	21.3	25.6
Deferred FICA liability	6.0	—
Other	10.0	4.5
Total gross deferred tax assets	146.1	135.0
Intangible assets	(41.7)	(37.0)
Fixed assets	(3.1)	(4.4)
Contract implementation costs	(7.0)	(6.2)
Deferred rent assets	(14.8)	(21.3)
Less valuation allowances	(5.8)	(1.9)
Net deferred tax assets	$73.7	$64.2
At December 31, 2020, the Company had cumulative U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $320.6 million and $282.0 million, respectively, which are available to offset U.S. federal and state taxable income in future periods. These amounts include net operating losses acquired through acquisitions which are subject to Section 382 of the Internal Revenue Code. The general limitation rules allow the Company to utilize the net operating losses subject to an annual limitation that is determined by multiplying the federal long-term tax-exempt rate by the Company’s value immediately before the ownership change. The federal net operating losses will start to expire in 2022.

2017 Tax Reform subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. An entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred.
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

R1 RCM Inc.
Notes to Consolidated Financial Statements
The Company has recorded valuation allowances at December 31, 2020 and 2019 of $5.8 million and $1.9 million, respectively, based on its assessment that it is more likely than not that a portion of the Company’s separate state income tax net operating loss will not be realized because the Company no longer has business activities in that state, or where the activity level has decreased to such a level where the Company believes the NOL will not be realized. In addition, the December 31, 2020 valuation allowance includes $3.7 million attributable to research and development credits, acquired from the Company’s acquisition of SCI on April 1, 2020.
The 2020, 2019, and 2018 foreign current tax provision includes $2.4 million, $1.9 million, and $1.5 million, respectively, for income taxes arising from the pre-tax income of the Company’s India subsidiaries. The tax provisions are net of the impact of a tax holiday in India. The Company’s benefits from this tax holiday were $4.3 million, $2.2 million, and $1.6 million for the year ended December 31, 2020, 2019, and 2018, respectively. The tax holidays are set to expire between March 31, 2021 and March 31, 2027.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company’s unrecognized tax benefits as of December 31, 2020, 2019, and 2018 were not material.
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
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. U.S. federal income tax returns for 2017 and all subsequent years are currently open for examination. State jurisdictions vary for open tax years. The statute of limitations for most states ranges from three to six years. Certain income tax returns since fiscal year 2009 for the Company’s India subsidiaries are currently open for final determination.
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

On January 15, 2021 the Investor converted all of its 294,266 shares (the “Current Shares”) of Preferred Stock into 117,706,400 shares of common stock of the Company into which the Current Shares were convertible pursuant to the Certificate of Designation of the Preferred Stock, and, in consideration therefor, the Company (i) issued 21,582,800 additional shares of common stock to the Investor, and (ii) paid the Investor $105.0 million in cash. On January 19, 2021, the Company filed a Certificate of Elimination of 8.00% Series A Convertible Preferred Stock with the Secretary of State of the State of Delaware to eliminate the Certificate of Designations of the 8.00% Series A Convertible Preferred Stock.

R1 RCM Inc.
Notes to Consolidated Financial Statements
Dividend Rights

The holders of the Preferred Stock were entitled to receive cumulative dividends January 1, April 1, July 1, and October 1 of each year (dividend payment dates), which commenced on April 1, 2016, at a rate equal to 8% per annum (preferred dividend) multiplied by the liquidation preference per share, initially $1,000 per share adjusted for any unpaid cumulative preferred dividends. As of December 31, 2020 and 2019, the Company had accrued dividends of $5.8 million and $5.3 million associated with the Preferred Stock, respectively, of which $5.8 million and $5.3 million was paid in additional shares and $940 and $580 was paid in cash in January of the following year, respectively. For the year ended December 31, 2020 and 2019, the dividends paid, or accrued, in additional shares of Preferred Stock totaled $22.4 million and $20.7 million, respectively.

The following summarizes the Preferred Stock activity for the year ended December 31, 2020 and 2019 (in millions, except per share data):

	Preferred Stock
	Shares Issued and Outstanding	Carrying Value
Balance at January 1, 2018	227,483	$189.3
Dividends paid/accrued dividends	18,750	19.1
Balance at December 31, 2018	246,233	$208.4
Dividends paid/accrued dividends	20,296	20.7
Balance at December 31, 2019	266,529	$229.1
Dividends paid/accrued dividends	21,968	22.4
Balance at December 31, 2020	288,497	$251.5
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
Diluted net income per share is calculated using the more dilutive of the if-converted or the two-class method. For the years ended December 31, 2020, 2019, and 2018, the two-class method was more dilutive and was computed by adjusting the denominator used in the basic net income per share computation by potentially dilutive securities outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, shares issuable upon vesting of RSAs, RSUs, PBRSUs and shares issuable upon conversion of preferred stock.
Basic and diluted net income (loss) per common share are calculated as follows (in millions, except share and per share data):

R1 RCM Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2020	2019	2018
Basic EPS:
Net income (loss)	$117.1	$12.0	$(45.3)
Less dividends on preferred shares	(22.4)	(20.7)	(19.1)
Less income allocated to preferred shareholders	(47.3)	—	—
Net income (loss) available/(allocated) to common shareholders - basic	$47.4	$(8.7)	$(64.4)
Diluted EPS:
Net income (loss)	$117.1	$12.0	$(45.3)
Less dividends on preferred shares	(22.4)	(20.7)	(19.1)
Less income allocated to preferred shareholders	(37.7)	—	—
Net income (loss) available/(allocated) to common shareholders - diluted	$57.0	$(8.7)	$(64.4)
Basic weighted-average common shares	115,729,645	111,505,993	108,175,159
Add: Effect of dilutive equity awards	12,731,424	—	—
Add: Effect of dilutive warrants	46,112,201	—	—
Diluted weighted average common shares	174,573,270	111,505,993	108,175,159
Net income (loss) per common share (basic)	$0.41	$(0.08)	$(0.60)
Net income (loss) per common share (diluted)	$0.33	$(0.08)	$(0.60)
Because of their anti-dilutive effect, 97,244, 21,262,959, 25,725,761 common share equivalents comprised of stock options, RSAs, PBRSUs, and RSUs have been excluded from the diluted earnings per share calculation for the years ended December 31, 2020, 2019, and 2018, respectively. Additionally, for the years ended December 31, 2019 and 2018, warrants to acquire up to 61.5 million shares of the Company's common stock has been excluded from the diluted earnings per share calculation because they are anti-dilutive.
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

In May 2016, the Company was served with a False Claims Act case brought by a former emergency department service associate who worked at a hospital of one of the Company’s customers, MedStar Inc.’s Washington Hospital Center (“WHC”), along with WHC and three other hospitals that were PAS clients and a place holder, John Doe hospital, representing all PAS clients (U.S. ex rel. Graziosi vs. Accretive Health, Inc. et. al.), and seeking money damages, False Claims Act penalties, and plaintiff’s attorneys’ fees. The Third Amended Complaint alleges that the Company’s PAS business violates the federal False Claims Act. The case was originally filed under seal in 2013 in the federal district court in Chicago, was presented to the U.S. Attorney in Chicago, and the U.S. Attorney declined to intervene. The Company believes that it has meritorious defenses to all claims in the case and intends to vigorously defend itself against these claims. Both the Company’s and plaintiff’s motions for summary judgment were denied in December 2020, and the parties are presently conducting damages and expert discovery. Discovery and dispositive motions are expected to extend through January 2022, with trial, if necessary, in mid-to-late 2022.

R1 RCM Inc.
Notes to Consolidated Financial Statements
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
Net services revenue from services provided to Ascension included in the Company’s consolidated statements of operations were (in millions):

Year Ended December 31,
2020	2019	2018
$809.5	$790.4	$600.1
Amounts included in the Company's consolidated balance sheets for Ascension, excluding debt, are (in millions):

	December 31, 2020	December 31, 2019
Accounts receivable, net of $0.1 million and $0.0 million allowance - related party	$30.9	$30.8

Accrued service costs, current	$9.1	$28.9
Refund liabilities, current	0.6	1.0
Deferred revenue (contract liabilities), current	5.6	4.2
Current portion of customer liabilities	15.3	34.1

Deferred revenue (contract liabilities), non-current	16.3	18.6
Non-current portion of customer liabilities	16.3	18.6
Total customer liabilities	$31.6	$52.7
Since Ascension is the Company's largest customer, a significant percentage of the Company's cost of services is associated with providing services to Ascension. However, due to the nature of the Company's global business services and information technology operations, it is impractical to assign the dollar amount associated with services provided to Ascension.

Related party subordinated notes, along with a $2.2 million prepayment penalty, were repaid upon execution of the Credit Agreement on June 26, 2019. For the years ended December 31, 2019 and 2018, $7.2 million and $9.5 million, respectively, of interest expense was attributable to related parties.
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

R1 RCM Inc.
Notes to Consolidated Financial Statements

	December 31, 2020	December 31, 2019
Prepaid expenses and other current assets	$4.5	$4.0
Other assets	19.6	20.8
Total deferred contract costs	$24.1	$24.8

The associated assets are amortized as services are transferred to the customer over the remaining life of the contracts. For the year ended December 31, 2020 and 2019, total amortization was $4.8 million and $3.3 million, respectively, and there were no associated impairment losses.
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
Healthcare providers affiliated with Ascension have accounted for a significant portion of the Company’s net services revenue each year since the Company’s formation. For the year ended December 31, 2020, 2019, and 2018, net services revenue from healthcare organizations affiliated with Ascension accounted for 64%, 67%, and 69% of the Company's total net services revenue, respectively. The loss of customers within the Ascension health system would have a material adverse impact on the Company’s operations. For the year ended December 31, 2020, 2019, and 2018, Intermountain Healthcare accounted for 14%, 15%, and 14% of the Company's total net services revenue, respectively.
As of December 31, 2020 and 2019, the Company had a concentration of credit risk of customers affiliated with Ascension accounting for 25% and 37% of accounts receivable, respectively.
24. Derivative Financial Instruments

The Company utilizes cash flow hedges to mitigate its currency risk arising from its global delivery resources and to reduce variability in interest cash flows from its outstanding debt. As of December 31, 2020, the Company has recorded $0.4 million of existing gains and $2.3 million of existing losses in accumulated other comprehensive income for the foreign currency hedges and interest rate swaps, respectively. The Company estimates that $0.4 million of gains and $1.4 million of losses reported in accumulated other comprehensive income are expected to be reclassified into earnings within the next 12 months for the foreign currency hedges and interest rate swaps, respectively. The amounts related to foreign currency hedges that were reclassified into cost of services were a net loss of $0.8 million and a net gain of $1.3 million for the years ended December 31, 2020 and 2019, respectively. The amounts related to the interest rate swaps that was reclassified into interest expense were a net loss of $1.4 million and a net gain of $0.2 million for the years ended December 31, 2020 and 2019.

The Company classifies cash flows from its derivative programs as cash flows from operating activities in the consolidated statements of cash flows. As of December 31, 2020, the Company’s currency forward contracts have maturities extending no later than December 31, 2021 and the Company's interest rate swaps extend no later than August of 2022.

As of December 31, 2020, the notional amounts of the Company's open foreign currency forward contracts and interest rate swaps were approximately $55.9 million and $200.0 million, respectively. As of December 31, 2019, the notional amounts of the Company's open foreign currency forward contracts and interest rate swaps were approximately $52.6 million and $100.0 million, respectively. As of December 31, 2020, the Company held no derivatives, or non-derivative hedging instruments, that were designated in fair value or net investment hedges.

R1 RCM Inc.
Notes to Consolidated Financial Statements
25. Retirement Plan

The Company maintains a 401(k) retirement plan (the “401(k) plan”) that is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. In general, all employees are eligible to participate. In conjunction with the acquisition of Intermedix Holdings, Inc., the company continued to maintain the pre-existing Intermedix 401(k) retirement plan (“Intermedix 401(k) plan”). Both 401(k) plans include a salary deferral arrangement pursuant to which participants may elect to reduce their current compensation by up to the statutorily prescribed limit, equal to $19,500 in 2020, $19,000 in 2019, and $18,500 in 2018, and have the amount of the reduction contributed to the 401(k) plan.

The Company currently matches employee contributions up to 50% of the first 6% of base compensation that a participant contributes to the 401(k) plan, including director-level and above employees. For the years ended December 31, 2020, 2019, and 2018, total Company contributions to the 401(k) plan were $2.9 million, $6.6 million, and $5.2 million, respectively.

The Company matches 100% of employee contributions on the first 1% of deferrals and 50% of the next 5% that a participant contributes to the Intermedix 401(k) plan. For the years ended December 31, 2020 and 2019, total Company contributions to the Intermedix 401(k) plan were $0.7 million and $1.7 million, respectively. From the acquisition date, total Company contributions to the Intermedix 401(k) plan were $1.1 million for the year ended December 31, 2018.

In response to the COVID-19 pandemic, the Company announced several temporary cost reduction actions, including the suspension of matching contributions to the 401(k) plans effective May 29, 2020 for exempt associates and June 5, 2020 for hourly associates. However, participants were able to continue making salary deferral contributions to the 401(k) plans. The 401(k) match was reinstated for both plans effective January 1, 2021 on a prospective basis.

26. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets is comprised of the following (in millions):

	Year Ended December 31,
	2020	2019
Acquisition and disposition contingent assets	$19.5	$—
Prepaid expenses	18.2	16.7
Deferred contract costs	4.5	4.0
Base fee discounts	3.8	2.6
Lease-related receivables	—	4.3
Other current assets	13.4	14.0
Ending balance	$59.4	$41.6

27. Other Assets

Other assets is comprised of the following (in millions):

	Year Ended December 31,
	2020	2019
Deferred contract costs	$19.6	$20.8
Base fee discounts	18.1	8.2
Acquisition and disposition contingent assets	10.8	—
Prepaid expenses	5.9	4.2
Other assets	6.6	1.8
Ending balance	$61.0	$35.0

28. Accrued Expenses and Other Current Liabilities

Other accrued expenses is comprised of the following (in millions):

	Year Ended December 31,
	2020	2019
Accrued expenses	$33.2	$30.0
Acquisition deferred payments	22.0	—
Notes payable	1.9	8.0
Other current liabilities	2.6	2.0
Ending balance	$59.7	$40.0
29. Subsequent Event

On January 15, 2021, the Investor converted its 8% Series A Convertible Preferred Stock. See Note 18. 8% Series A Convertible Preferred Stock for more information.

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

3.4	Amendment No.1 to the Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-34746) filed on August 20, 2015)
3.5
Certificate of Designations of the Registrant's 8.00% Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-34746) filed on March 10, 2016)

3.6
Certificate of Amendment to Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (file No. 001-34746) filed on January 5, 2017)

3.7
Certificate of Amendment to Certificate of Designation of 8.00% Series A Convertible Preferred Stock, Par Value $0.01 per Share, of the Registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (file No. 001-34746) filed on January 5, 2017)

3.8	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K (file No. 001-34746) filed on January 5, 2017)
3.9
Certificate of Elimination of 8.00% Series A Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-k (file No. 001-34746) filed on January 20, 2021)

4.1
Specimen Certificate evidencing shares of Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-162186) filed on April 26, 2010)

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

10.32
Investor Rights Agreement, dated as of February 16, 2016, by and among the Registrant, TCP-ASC ACHI Series LLLP, and the other parties thereto (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-34746) filed on May 10, 2016)

10.33
Registration Rights Agreement, dated as of February 16, 2016, by and between the Registrant and TCP-ASC ACHI Series LLLP (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-34746) filed on May 10, 2016)

10.34
Warrant, dated as of February 16, 2016, by and between the Registrant and TCP-ASC ACHI Series LLLP (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-34746) filed on May 10, 2016)

10.35
Agreement by and between TCP-ASC ACHI Series LLLP and the Registrant dated September 9, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (file No. 001-34746) filed on September 9, 2016)

10.36*
Non-Statutory Stock Option Award Grant Agreement, dated as of October 3, 2016, by and between Christopher Ricaurte and the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (file No. 001-34746) filed on October 5, 2016)

10.37*
Non-Statutory Stock Option Award Grant Agreement, dated as of October 3, 2016, by and between Christopher Ricaurte and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (file No. 001-34746) filed on October 5, 2016)

10.38*
Non-Statutory Stock Option Award Grant Agreement, dated as of October 3, 2016, by and between Joseph G. Flanagan and the Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (file No. 001-34746) filed on October 5, 2016)

10.39*
Non-Statutory Stock Option Award Grant Agreement, dated as of October 3, 2016, by and between Joseph G. Flanagan and the Registrant (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (file No. 001-34746) filed on October 5, 2016)

10.40*
Employment Offer Letter Agreement by and between the Registrant and Thomas A. Lesica (incorporated by reference to Exhibit 10.1 to the Quarterly Report on 10-Q (file No. 001-34746) filed on October 31, 2017)

10.41*
Employment Offer Letter Agreement, dated June 19, 2017, by and between the Registrant and Gary Long (incorporated by reference to Exhibit 10.55 to Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (file No. 001-34746) filed on March 9, 2018)

10.42*
Amended and Restated Grant of Performance Based Awards pursuant to the R1 RCM Inc. Second Amended and Restated 2010 Stock Incentive Plan to Joseph Flanagan (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K/A (file No. 001-34746) filed on January 18, 2018)

10.43*
Amended and Restated Grant of Performance Based Awards pursuant to the R1 RCM Inc. Second Amended and Restated 2010 Stock Incentive Plan to Christopher Ricaurte (incorporated by reference to Exhibit 10.2 to the Current Report on 8-K/A (file No. 001-34746) filed on January 18, 2018)

10.44
Amended and Restated Registration Rights Agreement among the Registrant, IHC Health Services, Inc. and TCP-ASC ACHI Series LLLP dated as of January 23, 2018 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (file No. 001-34746) filed on January 24, 2018)

10.45
Securities Purchase Agreement between the Company and IHC Health Services, Inc. dated as of January 23, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (file No. 001-34746) filed on January 24, 2018)

10.46
Warrant between the Company and IHC Health Services, Inc. dated as of January 23, 2018 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (file No. 001-34746) filed on January 24, 2018)

10.47
Credit Agreement, dated as of May 8, 2018, by and among the Registrant, the other parties party thereto as Credit Parties (as defined therein), Bank of America, N.A., as administrative agent and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (file No. 001-34746) filed on May 8, 2018)

10.48+
Amended and Restated Services Agreement between the Registrant and IHC Health Services, Inc. dated as of January 23, 2018 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on 10-Q (file No. 001-34746) filed on May 10, 2018)

10.49+
Exhibits to the Amended and Restated Services Agreement between the Registrant and IHC Health Services, Inc. dated as of January 23, 2018 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on 10-Q (file No. 001-34746) filed on May 10, 2018)

10.50+
Addendum No. 1 to Amended and Restated Services Agreement between the Registrant and IHC Health Services, Inc. dated as of April 30, 2018 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on 10-Q (file No. 001-34746) filed on May 10, 2018)

10.51*
Form of Grant of Performance Based Restricted Stock Unit Awards - 2018 Form pursuant to the Second Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K (file No. 001-34746) filed on May 31, 2018)

10.52+
Addendum No. 2 to Amended and Restated Services Agreement between the Registrant and IHC Health Services, Inc. dated as of June 18, 2018 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on 10-Q (file No. 001-34746) filed on August 9, 2018)

10.53+
Supplement 26 to Amended and Restated Master Professional Services Agreement between the Registrant and Ascension Health dated as of June 24, 2018 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on 10-Q (file No. 001-34746) filed on August 9, 2018)

10.54+
Amendment No. 2 to Amended and Restated Master Professional Services Agreement between the Registrant and Ascension Health dated as of June 24, 2018 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on 10-Q (file No. 001-34746) filed on August 9, 2018)

10.55+
Amendment No. 3 to Amended and Restated Master Professional Services Agreement between the Registrant and Ascension Health dated as of July 5, 2018 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on 10-Q (file No. 001-34746) filed on November 7, 2018)

10.56+
Addendum No. 3 to Amended and Restated Services Agreement between the Registrant and IHC Health Services, Inc. dated as of October 1, 2018 (incorporated by reference to Exhibit 10.72 to Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (file No. 001-34746) filed on February 22, 2019)

10.57*
Form of Grant of Performance-Based Restricted Stock Unit Awards Agreement pursuant to the Second Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (file No. 001-34746) filed on April 10, 2019)

10.58*
Amendment No. 2 to Offer Letter, dated March 6, 2019, between the Registrant and Joseph Flanagan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (file No. 001-34746) filed on May 9, 2019)

10.59
Credit Agreement, dated as of June 26, 2019, by and among the Registrant, the other parties party thereto as Credit Parties (as defined therein), Bank of America, N.A., as administrative agent and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (file No.001-34746) filed on June 26, 2019)

10.60+
Addendum No. 4 to the Amended and Restated Services Agreement between the Registrant and IHC Health Services, Inc. dated as of April 30, 2010 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (file No. 001-34746) filed on August 6, 2019)

10.61+
Amendment No. 4 to Amended and Restated Master Professional Services Agreement between the Registrant and Ascension Health dated as of December 20, 2019 (incorporated by reference to Exhibit 10.61 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (file No. 001-34746) filed on February 20, 2020)

10.62+
Addendum No. 5 to Amended and Restated Services Agreement between the Registrant and IHC Health Services, Inc. dated as of December 31, 2019 (incorporated by reference to Exhibit 10.62 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (file No. 001-34746) filed on February 20, 2020)

10.63+
Amendment No. 1 to Credit Agreement, dated as of March 20, 2020, by and among the Registrant, the other parties party thereto as Credit Parties (as defined therein), Bank of America, N.A., as administrative agent and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (file No. 001-34746) filed on March 23, 2020)

10.64*	Form of Grant of Performance-Based Restricted Stock Unit Awards Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (file No. 001-34746) filed on July 15, 2020)
10.65*
Offer Letter Agreement between the Registrant and Rachel Wilson dated April 29, 2020 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (file No. 001-34746) filed on August 5, 2020)

10.66+
Addendum No. 7 to Amended and Restated Services Agreement between the Registrant and IHC Health Services, Inc. dated as of April 30, 2020 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (file No. 001-34746) filed on August 5, 2020)

10.67
Form of Amendment to Investor Rights Agreement between the Registrant and TCP-ASC ACHI Series LLLP (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (file No. 001-34746) filed on January 6, 2021)

10.68
Preferred Stock Agreement, dated as of January 5, 2021, between R1 RCM Inc. and TCP-ASC ACHI Series LLLP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (file No. 001-34746) filed on January 6, 2021)

10.69
Amendment No. 2 and Waiver, dated as of January 13, 2021, to Credit Agreement, by and among the Registrant, the other parties party thereto as Credit Parties (as defined therein), Bank of America N.A., as administrative agent and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (file No. 001-34746) filed on January 15, 2021)

10.70	Joinder and Amendment to the Amended and Restated Registration Rights Agreement, dated as of January 23, 2018, by and among the Registrant, TCP-ASC ACHI Series LLLP, and Shared Business Services, LLC
10.71*	Form of Restricted Stock Unit Award Agreement under the Registrant’s Second Amended and Restated 2010 Stock Incentive Plan
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

+	Portions of this exhibit (indicated therein by asterisks) have been omitted for confidential treatment.