Form 10-Q
period 2021-03-31
R1 RCM INC.
filed 2021-05-04
CIK 1472595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2021
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of April 27, 2021, the registrant had 261,589,352 shares of common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1.CONSOLIDATED FINANCIAL STATEMENTS

R1 RCM Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	(Unaudited)
	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$103.5	$173.8
Accounts receivable, net of $3.8 million and $3.7 million allowance	97.6	91.3
Accounts receivable, net of $0.1 million and $0.1 million allowance - related party	31.8	30.9
Prepaid expenses and other current assets	65.7	59.4
Total current assets	298.6	355.4
Property, equipment and software, net	89.0	93.7
Operating lease right-of-use assets	59.8	57.8
Intangible assets, net	166.7	171.1
Goodwill	375.5	375.3
Non-current deferred tax assets	68.5	73.7
Non-current portion of restricted cash equivalents	0.5	1.0
Other assets	75.9	61.0
Total assets	$1,134.5	$1,189.0
Liabilities
Current liabilities:
Accounts payable	$22.8	$18.2
Current portion of customer liabilities	23.0	16.7
Current portion of customer liabilities - related party	10.6	15.3
Accrued compensation and benefits	61.2	51.9
Current portion of operating lease liabilities	11.8	12.2
Current portion of long-term debt	35.5	32.3
Other accrued expenses	56.6	59.7
Total current liabilities	221.5	206.3
Non-current portion of customer liabilities - related party	15.4	16.3
Non-current portion of operating lease liabilities	68.7	71.0
Long-term debt	510.2	519.7
Other non-current liabilities	35.1	36.3
Total liabilities	850.9	849.6

8.00% Series A convertible preferred stock, par value $0.01, no shares authorized, issued and outstanding as of March 31, 2021; 370,000 shares authorized, 288,497 shares issued and outstanding as of December 31, 2020 (aggregate liquidation value of $294.3)	—	251.5
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 277,972,263 shares issued and 261,301,541 shares outstanding at March 31, 2021; 137,812,559 shares issued and 121,144,038 shares outstanding at December 31, 2020	2.8	1.4
Additional paid-in capital	562.1	393.7
Accumulated deficit	(135.7)	(161.5)
Accumulated other comprehensive loss	(6.4)	(6.5)
Treasury stock, at cost, 16,670,722 shares as of March 31, 2021; 16,668,521 shares as of December 31, 2020	(139.2)	(139.2)
Total stockholders’ equity	283.6	87.9
Total liabilities and stockholders’ equity	$1,134.5	$1,189.0
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In millions, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Net services revenue ($215.5 million and $208.4 million for the three months ended March 31, 2021 and 2020, from related party, respectively)	$342.6	$320.5
Operating expenses:
Cost of services	267.2	253.9
Selling, general and administrative	25.6	25.5
Other expenses	13.0	8.7
Total operating expenses	305.8	288.1
Income from operations	36.8	32.4
Net interest expense	3.9	3.8
Income before income tax provision	32.9	28.6
Income tax provision	7.1	10.4
Net income	$25.8	$18.2
Net income (loss) per common share:
Basic	$(2.37)	$0.06
Diluted	$(2.37)	$0.05
Weighted average shares used in calculating net income (loss) per common share:
Basic	239,290,145	114,441,043
Diluted	239,290,145	169,620,178
Consolidated statements of comprehensive income
Net income	$25.8	$18.2
Other comprehensive income (loss):
Net change on derivatives designated as cash flow hedges, net of tax	0.5	(4.4)
Foreign currency translation adjustments	(0.4)	(2.1)
Comprehensive income	$25.9	$11.7

Basic:
Net income	$25.8	$18.2
Less dividends on preferred shares	(592.3)	(5.4)
Less income allocated to preferred shareholders	—	(6.2)
Net income (loss) available/allocated to common shareholders - basic	$(566.5)	$6.6
Diluted:
Net income	$25.8	$18.2
Less dividends on preferred shares	(592.3)	(5.4)
Less income allocated to preferred shareholders	—	(5.0)
Net income (loss) available/allocated to common shareholders - diluted	$(566.5)	$7.8
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In millions, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	137,812,559	$1.4	(16,668,521)	$(139.2)	$393.7	$(161.5)	$(6.5)	$87.9
Share-based compensation expense	—	—	—	—	12.8	—	—	12.8
Issuance of common stock related to share-based compensation plans	6,497	—	—	—	—	—	—	—
Issuance of common stock	324,212	—	—	—	7.0	—	—	7.0
Exercise of vested stock options	539,795	—	—	—	3.5	—	—	3.5
Acquisition of treasury stock related to share-based compensation plans	—	—	(2,201)	—	—	—	—	—
Net change on derivatives designated as cash flow hedges, net of tax of $0.2 million	—	—	—	—	—	—	0.5	0.5
Foreign currency translation adjustments	—	—	—	—	—	—	(0.4)	(0.4)
Conversion of preferred shares	117,706,400	1.2	—	—	250.3	—	—	251.5
Inducement dividend	—	—	—	—	(592.3)	—	—	(592.3)
Issuance of common stock related to inducement	21,582,800	0.2	—	—	487.1	—	—	487.3
Net income	—	—	—	—	—	25.8	—	25.8
Balance at March 31, 2021	277,972,263	$2.8	(16,670,722)	$(139.2)	$562.1	$(135.7)	$(6.4)	$283.6
See accompanying notes to consolidated financial statements.

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	127,807,546	$1.3	(13,786,266)	$(73.6)	$372.7	$(277.8)	$(4.5)	$18.1
Impact of credit-loss standard adoption, net of tax of $0.3 million	—	—	—	—	—	(0.8)	—	(0.8)
Adjusted balance at January 1, 2020	127,807,546	$1.3	(13,786,266)	$(73.6)	$372.7	$(278.6)	$(4.5)	$17.3
Share-based compensation expense	—	—	—	—	4.8	—	—	4.8
Issuance of common stock related to share-based compensation plans	1,720	—	—	—	—	—	—	—
Exercise of vested stock options	553,520	—	—	—	3.1	—	—	3.1
Dividends paid/accrued	—	—	—	—	(5.4)	—	—	(5.4)
Acquisition of treasury stock related to share-based compensation plans	—	—	(545)	—	—	—	—	—
Net change on derivatives designated as cash flow hedges, net of tax of $1.5 million	—	—	—	—	—	—	(4.4)	(4.4)
Foreign currency translation adjustments	—	—	—	—	—	—	(2.1)	(2.1)
Net income	—	—	—	—	—	18.2	—	18.2
Balance at March 31, 2020	128,362,786	$1.3	(13,786,811)	$(73.6)	$375.2	$(260.4)	$(11.0)	$31.5
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net income	$25.8	$18.2
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	17.9	15.7
Amortization of debt issuance costs	0.3	0.2
Share-based compensation	12.7	4.8
Loss on disposal and right-of-use asset write-downs	0.6	—
Provision for credit losses	0.1	0.8
Deferred income taxes	4.9	8.9
Non-cash lease expense	2.9	2.9
Change in value of contingent consideration	0.5	—
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	(7.3)	(12.5)
Prepaid expenses and other assets	(19.4)	(5.2)
Accounts payable	5.2	2.8
Accrued compensation and benefits	9.4	(46.6)
Lease liabilities	(4.1)	(2.6)
Other liabilities	(4.2)	16.0
Customer liabilities and customer liabilities - related party	0.7	(2.8)
Net cash provided by operating activities	46.0	0.6
Investing activities
Purchases of property, equipment, and software	(9.6)	(13.3)
Net cash used in investing activities	(9.6)	(13.3)
Financing activities
Borrowings on revolver	—	50.0
Repayment of senior secured debt	(6.5)	(4.1)
Repayments on revolver	—	(20.0)
Inducement of preferred stock conversion	(105.0)	—
Exercise of vested stock options	4.4	3.1
Finance lease payments	—	(0.6)
Net cash (used in) provided by financing activities	(107.1)	28.4
Effect of exchange rate changes in cash, cash equivalents and restricted cash	(0.1)	(1.2)
Net (decrease) increase in cash, cash equivalents and restricted cash	(70.8)	14.5
Cash, cash equivalents and restricted cash, at beginning of period	174.8	92.5
Cash, cash equivalents and restricted cash, at end of period	$104.0	$107.0
Supplemental disclosures of cash flow information
Accrued dividends payable to preferred stockholders	$—	$5.4
Accrued and other liabilities related to purchases of property, equipment and software	$7.9	$18.4
Accounts payable related to purchases of property, equipment and software	$2.4	$3.1
Interest paid	$3.8	$3.2
Income taxes paid	$0.6	$0.9
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

1. Business Description and Basis of Presentation
Business Description
R1 RCM Inc. (the “Company”) is a leading provider of technology-driven solutions that transform the patient experience and financial performance of healthcare providers. The Company helps healthcare providers generate sustainable improvements in their operating margins and cash flows while also enhancing patient, physician, and staff satisfaction for its customers. For further information regarding the Company's business, including relationships with Ascension Health (“Ascension”) and TowerBrook Capital Partners (“TowerBrook”), refer to Note 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”).

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

Emergency Medical Services Disposition

As part of the Company’s portfolio analysis and strategic initiatives, the Company disposed the emergency medical services (“EMS”) business on October 30, 2020 for $140.0 million, inclusive of a $5.0 million hold-back amount subject to the completion of certain transition services, to be paid approximately one year from the date of the disposition (the “EMS Disposition”). The total sale price net of costs to sale was $132.7 million, which included customary adjustments for working capital, indebtedness, cash, and transaction expenses. R1 allocated goodwill to the disposed business based on the relative fair value methodology. The total goodwill allocated to the EMS Disposition was $7.1 million. The gain recognized on the EMS Disposition was $55.7 million.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
Basis of Presentation
The accompanying unaudited consolidated financial statements reflect the Company's financial position as of March 31, 2021, the results of operations of the Company for the three months ended March 31, 2021 and 2020, and the cash flows of the Company for the three months ended March 31, 2021 and 2020. These financial statements include the accounts of R1 RCM Inc. and its wholly-owned subsidiaries. All material intercompany amounts have been eliminated in consolidation. These financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial reporting and as required by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information, have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2021.
When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements. Actual results could differ from those estimates. For a more complete discussion of the Company’s significant accounting policies and other information, the unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements included in the Company's 2020 Form 10-K.
2. Recent Accounting Pronouncements

Recently Issued Accounting Standards and Disclosures

No new accounting pronouncements issued or effective during the fiscal year had, or is expected to have, a material impact on the Company’s consolidated financial statements.
3. Fair Value of Financial Instruments
The Company's accounting policy for fair values, including details of the fair value hierarchy levels, are outlined in Note 4 of the Company's 2020 Form 10-K.
The carrying amounts of the Company’s financial instruments, which include financial assets such as cash and cash equivalents, restricted cash equivalents, accounts receivable, net, and certain other current assets, as well as financial liabilities such as accounts payable, accrued service costs, accrued compensation and benefits, and certain other accrued expenses, approximate their fair values, due to the short-term nature of these instruments. See Note 21, Derivative Financial Instruments, for a discussion of the fair value of the Company's forward currency derivative contracts and interest rate swaps.

The Company believes the carrying value of the senior revolver and term loan (see Note 11, Debt) approximates fair value as they are variable rate bank debt.

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
The fair value of assets acquired and liabilities assumed is (in millions):

Purchase Price Allocation
Total purchase consideration	$197.0

Allocation of consideration to assets acquired and liabilities assumed:
Cash and cash equivalents	$2.9
Accounts receivable	2.8
Prepaid expenses and other current assets	1.2
Property, equipment and software	0.3
Operating lease right-of-use assets	1.2
Intangible assets	86.1
Goodwill	125.8
Accounts payable	(0.2)
Current portion of customer liabilities	(4.0)
Accrued compensation and benefits	(1.6)
Current portion of operating lease liabilities	(0.5)
Other accrued expenses	(0.4)
Non-current portion of operating lease liabilities	(0.7)
Other non-current liabilities	(5.0)
Deferred income tax liabilities	(10.9)
Net assets acquired	$197.0

Other non-current liabilities contained a note payable for $5.0 million. The Company repaid this note in the second quarter of 2020.

The goodwill recognized is primarily attributable to synergies that are expected to be achieved from the integration of SCI. None of the goodwill is expected to be deductible for income tax purposes.

The purchase price includes an earn-out provision, which is dependent on achieving certain revenue and operational targets in the year following the acquisition. Based on projections at the time of acquisition, the earn-out was valued at $4.8 million. As of March 31, 2021, the Company determined the performance metrics for the earn-out had been met, and expects to pay the full earn-out of $10.0 million in the second quarter of 2021. Changes to the earn-out value were recorded as a component of other expenses.

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

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
The $30.0 million purchase consideration for the RevWorks Acquisition (inclusive of working capital) consisted of a $5.0 million payment at closing and two deferred payments, each of $12.5 million and totaling $25.0 million, which are due and payable on the first and second anniversary of the closing date. The two deferred payments are contractual obligations of the Company; however, they are potentially effectively refundable to the Company contingent on the achievement of certain pre-existing customer revenue targets for the RevWorks business that were agreed in the purchase agreement. If such targets are not achieved, this will result in Cerner Corporation (“Cerner”) returning to the Company up to $25.0 million. At the time of the acquisition, the Company recorded a present value liability for the contractual deferred payments of $24.3 million, and recorded an asset for the contingently returnable consideration of $22.3 million, including $11.5 million in prepaid expenses and $10.8 million in other assets on the Consolidated Balance Sheets, which is measured at fair value. The Company reviewed the balances at March 31, 2021 and determined that the fair value remained the same.

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

Three Months Ended March 31, 2020
Net services revenue	$349.6
Net income	$17.3

Adjustments were made to earnings to adjust depreciation and amortization to reflect fair value of identified assets acquired, to record the effects of extinguishing the debt of SCI and replacing it with the debt of the Company, and to record the income tax effect of these adjustments.

5. Accounts Receivable and Allowance for Credit Losses

Accounts receivable is comprised of unpaid balances pertaining to modular services and end-to-end revenue cycle management (“RCM”) customers, net receivable balances for end-to-end RCM customers after considering cost reimbursements owed to such customers, including related accrued balances, and amounts due from physician RCM and practice management customers.

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

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
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

Movements in the allowance for credit losses are as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Beginning balance	$3.8	$2.8
Cumulative effect of ASC 326 adoption	—	1.1
Provision (recoveries)	0.1	0.8
Ending balance	$3.9	$4.7

6. Property, Equipment and Software
Property, equipment and software consist of the following (in millions):

	March 31, 2021	December 31, 2020
Buildings and land	$4.6	$4.6
Computer and other equipment	56.6	55.0
Leasehold improvements	23.3	23.2
Software	142.3	135.7
Office furniture	6.4	6.4
Property, equipment and software, gross	233.2	224.9
Less accumulated depreciation and amortization	(144.2)	(131.2)
Property, equipment and software, net	$89.0	$93.7
The following table summarizes the allocation of depreciation and amortization expense between cost of services and selling, general and administrative expenses (in millions):

	Three Months Ended March 31,
	2021	2020
Cost of services	$12.7	$10.9
Selling, general and administrative	0.8	1.3
Total depreciation and amortization	$13.5	$12.2

7. Leases

The Company's accounting policy for leases, including the elections made as part of the adoption of ASC 842 effective January 1, 2019, are outlined in Note 8 of the Company's 2020 Form 10-K. The components of lease costs are as follows (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$4.1	$4.9
Finance lease cost:
Amortization of right-of-use (“ROU”) assets	0.1	0.2
Interest on lease liabilities	—	0.1
Sublease income	(0.6)	(0.6)
Total lease cost	$3.6	$4.6

Supplemental cash flow information related to leases are as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$9.4	$4.9
Operating cash flows for finance leases	—	0.1
Financing cash flows for finance leases	—	0.6
ROU assets obtained in exchange for lease obligations:
Operating leases	5.6	1.7

The Company presents all non-cash transactions related to adjustments to the lease liability or ROU asset as non-cash transactions. This includes all non-cash charges related to any modification or reassessment events triggering remeasurement, and obtaining new leases for non-cash consideration.

Supplemental balance sheet information related to leases are as follows:

	March 31, 2021	December 31, 2020
Weighted average remaining lease term:
Operating leases	7 years	7 years
Finance leases	3 years	2 years

Weighted average incremental borrowing rate:
Operating leases	8.99%	8.94%
Finance leases	6.71%	6.62%

Maturities of lease liabilities as of March 31, 2021 are as follows (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	Operating Leases	Finance Leases
Remainder of 2021	$14.0	$0.1
2022	16.0	0.1
2023	15.2	—
2024	15.3	—
2025	15.2	—
2026	12.0	—
Thereafter	22.1	—
Total	109.8	0.2
Less:
Imputed interest	29.3	—
Present value of lease liabilities	$80.5	$0.2

8. Intangible Assets

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at March 31, 2021 and December 31, 2020 (in millions):

	March 31, 2021			December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$97.7	$(16.2)	$81.5	$97.7	$(14.7)	$83.0
Technology	101.7	(16.5)	85.2	101.7	(13.6)	88.1
Total intangible assets	$199.4	$(32.7)	$166.7	$199.4	$(28.3)	$171.1

Intangible asset amortization expense was $4.4 million and $3.5 million for the three months ended March 31, 2021 and 2020, respectively.

Estimated annual amortization expense related to intangible assets with definite lives as of March 31, 2021 is as follows (in millions):

Remainder of 2021	$12.9
2022	17.3
2023	17.3
2024	15.5
2025	14.5
2026	14.5
Thereafter	74.7
Total	$166.7

9. Goodwill

Unless otherwise required, goodwill is tested for impairment annually in the fourth quarter. Changes in the carrying amount of goodwill for the three months ended March 31, 2021 were (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

Goodwill
Balance as of December 31, 2020	$375.3
Measurement period adjustments	0.2
Balance as of March 31, 2021	$375.5

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by source (in millions):

	Three Months Ended March 31,
	2021	2020
Net operating fees	$286.1	$280.9
Incentive fees	29.0	16.8
Other	27.5	22.8
Net services revenue	$342.6	$320.5

Contract Balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (in millions):

	March 31, 2021	December 31, 2020
Receivables (1)	$129.4	$122.2
Contract assets (2)	6.7	—
Contract liabilities (2)	25.7	28.6

(1) Receivables are included in accounts receivable, net. The balance includes accounts receivable, net - related party.
(2) Contract assets and contract liabilities are included in other current assets and customer liabilities, respectively. The contract liabilities balance contains related party amounts, including $3.9 million and $5.6 million of current customer liabilities and $15.4 million and $16.3 million of non-current customer liabilities for the three months ended March 31, 2021 and year ended December 31, 2020, respectively.

A receivable is recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are typically 30-60 days.

The Company recognized revenue of $93.7 million and $86.0 million during the three months ended March 31, 2021 and 2020, which amounts were included in contract liabilities at the beginning of the respective periods. These revenue amounts include $88.1 million and $85.0 million for the three months ended March 31, 2021 and 2020, respectively, related to advanced billings which become accounts receivable and contract liabilities on the first day of the respective service period.

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

	Net operating fees	Incentive fees	Other
Remainder of 2021	$83.9	$31.4	$1.7
2022	70.0	—	—
2023	55.0	—	—
2024	35.0	—	—
2025	11.7	—	—
2026	5.6	—	—
Thereafter	—	—	—
Total	$261.2	$31.4	$1.7

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

11. Debt

The carrying amounts of debt consist of the following (in millions):

	March 31, 2021	December 31, 2020
Senior Revolver	$70.0	$70.0
Senior Term Loan	478.1	484.6
Unamortized discount and issuance costs	(2.4)	(2.6)
Total debt	545.7	552.0
Less: Current maturities	(35.5)	(32.3)
Total long-term debt	$510.2	$519.7

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

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
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

On January 13, 2021, the Company entered into Amendment No. 2 and Waiver to Credit Agreement (the “Second Amendment”), pursuant to which the lenders agreed (i) to waive the Company’s obligation to use the $135.0 million of net proceeds from the EMS Disposition for purposes of reinvestments in useful assets of the Company, or to prepay the loans under the Credit Agreement, as otherwise required by the terms of the Credit Agreement, (ii) to amend the restricted payments covenant to permit the Company to make additional cash payments to the Investor in an amount not to exceed $105.0 million in connection with the preferred stock conversion (refer to Note 15. 8.00% Series A Convertible Preferred Stock) and reduce the “Available Amount” from which the Company can make certain investments, debt prepayments, or restricted payments by $105.0 million and (iii) that the excess cash flow sweep will begin with fiscal year ended December 31, 2021 instead of fiscal year ended December 31, 2020.

The Senior Revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swing loans.” Any issuance of letters of credit or making of a swing loan will reduce the amount available under the revolving credit facility. As of March 31, 2021, the Company had $70.0 million in borrowings, no letters of credit outstanding, and $30.0 million of availability under the Senior Revolver.

Borrowings under the Senior Secured Credit Facilities bear interest, at the Company’s option, at: (i) an Alternate Base Rate (“ABR”) equal to the greater of (a) the prime rate of Bank of America, N.A., (b) the federal funds rate plus 0.50% per annum, and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus between 0.75% and 1.75% dependent on the Company's Net Leverage Ratio (provided that the Eurodollar rate applicable to the Term Loan Facility shall not be less than 0.00% per annum); or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the Term Loan Facility shall not be less than 0.00% per annum), plus between 1.75% and 2.75%, dependent on the Company's Net Leverage Ratio. The interest rate as of March 31, 2021 was 2.36%. The Company is also required to pay an unused commitment fee to the lenders under the Senior Revolver at a rate between 0.30% and 0.50% of the average daily unutilized commitments thereunder dependent on the Company's net leverage ratio.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of its subsidiaries to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase the Company’s capital stock; (vi) make investments, loans or advances; (vii) repay certain junior indebtedness; (viii) engage in certain transactions with affiliates; (ix) enter into sale and leaseback transactions; (x) amend material agreements governing certain of the Company’s junior indebtedness; (xi) change the Company’s lines of business; (xii) make certain acquisitions; and (xiii) limitations on the letter of credit cash collateral account. The Credit Agreement contains customary affirmative covenants and events of default. In addition, the Company is required to maintain minimum consolidated total net leverage and consolidated interest coverage ratios. The Company was in compliance with all of the covenants in the Credit Agreement as of March 31, 2021.

Debt Maturities

Scheduled maturities of the Company’s long-term debt are summarized as follows (in millions):

Scheduled Maturities
Remainder of 2021	$25.8
2022	38.7
2023	45.2
2024	438.4
Total	$548.1

For further details on the Company's debt, refer to Note 13 of the Company's 2020 Form 10-K.

12. Share-Based Compensation

The share-based compensation expense relating to the Company’s stock options, restricted stock units (“RSUs”), and performance-based restricted stock units (“PBRSUs”) for the three months ended March 31, 2021 and 2020 was $12.7 million and $4.8 million, respectively, with related tax benefits of approximately $2.2 million and $0.7 million, respectively.

The Company accounts for forfeitures as they occur. Excess tax benefits and shortfalls for share-based payments are recognized in income tax expense (benefit) and included in operating activities. The Company recognized $2.3 million and $0.6 million of income tax benefit from windfalls associated with vesting and exercises of equity awards for the three months ended March 31, 2021 and 2020, respectively.
Total share-based compensation costs that have been included in the Company’s consolidated statements of operations were as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Share-Based Compensation Expense Allocation Details:
Cost of services	$7.3	$1.9
Selling, general and administrative	5.4	2.9
Other	—	—
Total share-based compensation expense	$12.7	$4.8

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
The Company uses the Black-Scholes option pricing model to estimate the fair value of its service-based options as of their grant dates. Monte Carlo simulations are used to estimate the fair value of its market-based PBRSUs. The market-based PBRSUs vest upon satisfaction of both time-based requirements and market targets based on share price. Expected life is based on the market condition to which the vesting is tied. The Company assesses current performance on performance-based PBRSUs by reviewing historical performance to date, along with any adjustments which have been approved to the reported performance, and changes to the projections to determine the probable outcome of the awards. The current estimates are then compared to the scoring metrics and any necessary adjustments are reflected in the current period to update share-based compensation expense to the current performance expectations.
The following table sets forth the significant assumptions used in the Black-Scholes option pricing model and the Monte Carlo simulations and the calculation of share-based compensation expense for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Expected dividend yield	—%	—%
Risk-free interest rate	0.4%	1.7%
Expected volatility	43%	43%
Expected term (in years)	5.5	5.5

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
Stock options
A summary of the options activity during the three months ended March 31, 2021 is shown below:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2020	6,220,971	$3.68
Granted	1,625	23.49
Exercised	(539,795)	6.47
Canceled/forfeited	(1,040)	3.85
Expired	—	—
Outstanding at March 31, 2021	5,681,761	$3.42
Outstanding, vested and exercisable at March 31, 2021	4,782,897	$3.41
Outstanding, vested and exercisable at December 31, 2020	5,230,690	$3.73

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
Restricted stock units and performance-based restricted stock units
A summary of the RSU and PBRSU activity during the three months ended March 31, 2021 is shown below:

			Weighted- Average Grant Date Fair Value
	RSUs	PBRSUs	RSU	PBRSU
Outstanding and unvested at December 31, 2020	2,108,447	2,917,071	$9.87	$11.35
Granted	2,719	290,354	23.77	25.09
Vested	(6,497)	—	10.80	—
Forfeited	(41,381)	(646)	12.99	5.34
Outstanding and unvested at March 31, 2021	2,063,288	3,206,779	$9.82	$12.59

Shares surrendered for taxes for the three months ended March 31, 2021	2,201	—
Cost of shares surrendered for taxes for the three months ended March 31, 2021 (in millions)	$—	$—
Shares surrendered for taxes for the three months ended March 31, 2020	545	—
Cost of shares surrendered for taxes for the three months ended March 31, 2020 (in millions)	$—	$—

Outstanding PBRSUs issued prior to April 2019 vest upon satisfaction of both time-based requirements and market targets based on share price. Depending on the percentage level at which the market-based condition is satisfied, the number of shares vesting could be between 0% and 150% of the number of PBRSUs originally granted. PBRSUs issued subsequent to April 2019 vest upon satisfaction of both time-based and performance-based conditions. Depending on the award, performance condition targets may include cumulative adjusted EBITDA, end-to-end RCM agreement growth, scored revenue growth, or other specific performance factors. Depending on the percentage level at which the performance-based conditions are satisfied, the number of shares vesting could be between 0% and 200% of the number of PBRSUs originally granted. Based on the established targets, the maximum number of shares that could vest for all outstanding PBRSUs is 5,943,470.
13. Other Expenses
Other expenses consist of the following (in millions):

	Three Months Ended March 31,
	2021	2020
Severance and related employee benefits	$1.5	$1.1
Strategic initiatives (1)	6.5	3.2
Facility-exit charges (2)	1.5	0.4
Other (3)	3.5	4.0
Total other expenses	$13.0	$8.7

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
(1) Costs related to evaluating, pursuing, and integrating acquisitions, performing portfolio and capital structure analyses and transactions, and other inorganic business projects as part of the Company’s growth strategy. Costs include vendor spend, employee time and expenses spent on activities, severance and retention amounts associated with integration activities, and changes to contingent consideration related to acquisitions. For the three months ended March 31, 2021, $0.5 million of contingent consideration changes were included.
(2) As part of evaluating the Company’s footprint, R1 has exited certain leased facilities. Costs include asset impairment charges and other costs related to exited leased facilities.
(3) For the three months ended March 31, 2021 and 2020, includes $1.7 million and $2.6 million, respectively, of expenses related to the COVID-19 pandemic, inclusive of appreciation bonuses for the Company’s front-line employees, pandemic response mobilization efforts, telemedicine and testing costs for employees, and other costs related to the COVID-19 pandemic.
14. Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant and infrequent or unusual items which are required to be discretely recognized within the current interim period. The effective tax rates in the periods presented are largely based upon the projected annual pre-tax earnings by jurisdiction and the allocation of certain expenses in various taxing jurisdictions where the Company conducts its business. These taxing jurisdictions apply a broad range of statutory income tax rates. The global intangible low-taxed income (“GILTI”) provisions impose taxes on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company elected to account for GILTI tax in the period in which it is incurred.

The Company recognized income tax expense for the three months ended March 31, 2021 on the year-to-date pre-tax income. The deviation from the federal statutory tax rate of 21% is primarily attributable to recognizing the provisions for state taxes, GILTI, non-deductible compensation, and discrete items.

The Company recognized income tax expense for the three months ended March 31, 2020 on the year-to-date pre-tax income. The deviation from the federal statutory tax rate of 21% is primarily attributable to recognizing the provisions for GILTI plus the geographical mix of earnings, permanent differences, and discrete items.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. U.S. federal income tax returns since 2017 are currently open for examination. State jurisdictions vary for open tax years. The statute of limitations for most states ranges from three to six years.

At December 31, 2020, the Company had gross deferred tax assets of $146.1 million, of which $81.6 million related to net operating loss (“NOL”) carryforwards. The majority of the Company's carryforwards were generated in 2014 and 2016. The Company expects to be profitable, allowing the Company to utilize its NOL carryforward and other deferred tax assets.

The Company's completed acquisition of SCI and purchase accounting included $10.9 million of net deferred tax liabilities. In this amount is a deferred tax asset related to net operating loss carryforwards of approximately $10.4 million generated since 2002. Since a portion of state net operating loss will not be realizable, partial valuation allowance was established for the net operating loss. Through the SCI Acquisition, the Company also acquired a deferred tax asset related to research and experimentation credits of approximately $3.7 million that management believes will not be realized, and a full valuation allowance was established.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
15. 8.00% Series A Convertible Preferred Stock
On January 15, 2021, TCP-ASC ACHI Series LLLP (“TCP-ASC”), a limited liability limited partnership jointly owned by Ascension Health Alliance and investment funds affiliated with TowerBrook (the “Investor”), a related party, converted all of its 294,266 shares (the “Current Shares”) of preferred stock into 117,706,400 shares of common stock of the Company into which the Current Shares were convertible pursuant to the Certificate of Designation of the preferred stock, and, in consideration therefor, the Company (i) issued 21,582,800 additional shares of common stock to the Investor, and (ii) paid the Investor $105.0 million in cash. On January 19, 2021, the Company filed a Certificate of Elimination of 8.00% Series A Convertible Preferred Stock with the Secretary of State of the State of Delaware to eliminate the Certificate of Designations of the 8.00% Series A Convertible Preferred Stock. The consideration paid to induce the conversion was recorded as a dividend of $592.3 million and reduced income available to common shareholders in our earnings per share calculation. The dividend was calculated as the cash paid of $105.0 million plus the fair value on the conversion date of the additional 21,582,800 shares of common stock issued as consideration for the conversion.

The following summarizes the preferred stock activity for the three months ended March 31, 2021 (in millions, except per share data):

	Preferred Stock
	Shares Issued and Outstanding	Carrying Value
Balance at December 31, 2020	288,497	$251.5
Dividends paid/accrued dividends	5,769	—
Conversion of preferred stock	(294,266)	(251.5)
Balance at March 31, 2021	—	$—

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
Diluted net income per share is calculated using the more dilutive of the if-converted or the two-class method. For the three months ended March 31, 2021 and 2020, the two-class method was more dilutive and was computed by adjusting the denominator used in the basic net income per share computation by potentially dilutive securities outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, shares issuable upon vesting of RSUs and PBRSUs, and shares issuable upon conversion of preferred stock.
Basic and diluted net income (loss) per common share are calculated as follows (in millions, except share and per share data):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended March 31,
	2021	2020
Basic EPS:
Net income	$25.8	$18.2
Less dividends on preferred shares (1)	(592.3)	(5.4)
Less income allocated to preferred shareholders	—	(6.2)
Net income (loss) available/(allocated) to common shareholders - basic	$(566.5)	$6.6
Diluted EPS:
Net income	$25.8	$18.2
Less dividends on preferred shares (1)	(592.3)	(5.4)
Less income allocated to preferred shareholders	—	(5.0)
Net income (loss) available/(allocated) to common shareholders - diluted	$(566.5)	$7.8
Basic weighted-average common shares	239,290,145	114,441,043
Add: Effect of dilutive equity awards	—	11,893,514
Add: Effect of dilutive warrants	—	43,285,621
Diluted weighted average common shares	239,290,145	169,620,178
Net income (loss) per common share (basic)	$(2.37)	$0.06
Net income (loss) per common share (diluted)	$(2.37)	$0.05
(1) The 2021 dividend on preferred shares includes amounts related to the conversion of the preferred shares. See Note 15, 8.00% Series A Convertible Preferred Stock, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.
Because of their anti-dilutive effect, 13,688,519 common share equivalents comprised of stock options, PBRSUs, and RSUs have been excluded from the diluted earnings per share calculation for the three months ended March 31, 2021. Additionally, for the three months ended March 31, 2021, the Investor's and Intermountain's exercisable warrants to acquire up to 60 million and 1.5 million shares, respectively, of the Company's common stock have been excluded from the diluted earnings per share calculation because they are anti-dilutive. For the three months ended March 31, 2021, the exercisable warrants equate to 53,206,631 dilutive shares under the treasury stock method.
For the three months ended March 31, 2020, 525,414 common share equivalents have been excluded from the diluted earnings per share calculation because of their anti-dilutive effect.

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

On April 13, 2021 and April 19, 2021, respectively, certain purported stockholders of the Company filed two complaints in the Delaware Court of Chancery regarding the Company’s January 15, 2021 recapitalization transaction with TCP-ASC, an investment vehicle owned jointly by Ascension and TowerBrook. Both complaints allege that TCP-ASC, Ascension, and TowerBrook controlled the Company and breached their fiduciary duties by using that alleged control to force the Company to overpay in redeeming TCP-ASC’s preferred stock as part of the recapitalization transaction. The plaintiffs seek an unspecified amount of damages against TCP-ASC, Ascension, and TowerBrook. The plaintiffs also allege that the Company and TCP-ASC entered into amendments to the Investor Rights Agreement that the plaintiffs contend contains provisions that are void under the Company’s charter, bylaws, and the Delaware General Corporation Law. The plaintiffs seek a declaratory judgment that these amendments are invalid, as well as attorneys’ fees and costs. The Company believes that it has meritorious defenses to all claims against the Company and intends to vigorously defend itself against these claims.
18. Related Party Transactions
This note encompasses transactions between Ascension and its affiliates, including AMITA Health, and the Company pursuant to the amended and restated Master Professional Services Agreement (“A&R MPSA”), including all supplements, amendments, and other documents entered into in connection therewith. For further details on the Company's agreements with Ascension, see Note 1 and Note 18 of the Company's 2020 Form 10-K.
Net services revenue from services provided to Ascension included in the Company’s consolidated statements of operations were (in millions):

	Three Months Ended March 31,
	2021	2020
Ascension	$215.5	$208.4
Amounts included in the Company's consolidated balance sheets for Ascension are (in millions):

	March 31, 2021	December 31, 2020
Accounts receivable, net of $0.1 million and $0.1 million allowance - related party	$31.8	$30.9

Current portion of customer liabilities	$10.6	$15.3
Non-current portion of customer liabilities	$15.4	$16.3
Total customer liabilities	$26.0	$31.6

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
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

	March 31, 2021	December 31, 2020
Prepaid expenses and other current assets	$4.7	$4.5
Other assets	19.5	19.6
Total deferred contract costs	$24.2	$24.1
The associated assets are amortized as services are transferred to the customer over the remaining life of the contracts. For the three months ended March 31, 2021 and 2020, total amortization was $1.2 million and $1.1 million, respectively, and there were no associated impairment losses.
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
Healthcare providers affiliated with Ascension have accounted for a significant portion of the Company’s net services revenue each year since the Company’s formation. For the three months ended March 31, 2021 and 2020, net services revenue from healthcare organizations affiliated with Ascension accounted for 63% and 65% of the Company's total net services revenue, respectively. The loss of customers within the Ascension health system could have a material adverse impact on the Company’s operations. For the three months ended March 31, 2021 and 2020, Intermountain Healthcare accounted for 14% and 15% of the Company's total net services revenue, respectively.
As of March 31, 2021 and December 31, 2020, the Company had a concentration of credit risk with Ascension accounting for 25% and 25% of accounts receivable, respectively.
21. Derivative Financial Instruments

The Company utilizes cash flow hedges to mitigate its currency risk arising from its global delivery resources and to reduce variability in interest cash flows from its outstanding debt. As of March 31, 2021, the Company has recorded $0.6 million of existing gains and $1.8 million of existing losses in accumulated other comprehensive income for the foreign currency hedges and interest rate swaps, respectively. The Company estimates that $0.6 million of gains and $1.3 million of losses reported in accumulated other comprehensive income are expected to be reclassified into earnings within the next 12 months for the foreign currency hedges and interest rate swaps, respectively. The amounts related to foreign currency hedges that were reclassified into cost of services were a net gain of $0.4 million and a net loss of $0.1 million during the three month periods ended March 31, 2021 and 2020, respectively. The amounts related to the interest rate swaps that were reclassified into interest expense were a net loss of $0.5 million and a net gain of $0.1 million during the three month periods ended March 31, 2021 and 2020, respectively.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
The Company classifies cash flows from its derivative programs as cash flows from operating activities in the consolidated statements of cash flows. As of March 31, 2021, the Company’s currency forward contracts have maturities extending no later than March 31, 2022. The Company's interest rate swaps extend no later than August of 2022.

As of March 31, 2021, the notional amounts of the Company's open foreign currency forward contracts and interest rate swaps were approximately $95.1 million and $100.0 million, respectively. As of December 31, 2020, the notional amounts of the Company's open foreign currency forward contracts and interest rate swaps were approximately $55.9 million and $200.0 million, respectively. As of March 31, 2021, the Company held no derivatives, or non-derivative hedging instruments, that were designated in fair value or net investment hedges. Fair values for derivative financial instruments are based on prices computed using third-party valuation models and are classified as Level 2 in accordance with the three-level hierarchy of fair value measurements.
22. Subsequent Events

On April 30, 2021, the Company entered into an agreement with Ascension amending the A&R MPSA. The agreement expands R1’s role as the provider of patient experience technologies, and extends R1’s revenue cycle management services agreement with Ascension to 2031.

On May 3, 2021, the Company entered into a definitive agreement to acquire VisitPay Inc. (“VisitPay”), a provider of digital payment solutions. The Company will acquire VisitPay for $298.0 million in cash, subject to customary adjustments for working capital, cash, and debt. The Company intends to fund the acquisition and related fees and expenses with the proceeds from additional borrowings and cash on hand. Concurrent with the entry into the definitive agreement to acquire VisitPay, the Company obtained a debt financing commitment letter from Bank of America in the amount of $300.0 million. There is no financing condition linked to the consummation of the acquisition. The agreement contains customary representations, warranties, and closing conditions. The transaction is expected to close in the third quarter of 2021.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, that involve substantial risks and uncertainties. These statements are often identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “designed,” “may,” “plan,” “predict,” “project,” “would,” and similar expressions or variations. These forward-looking statements include, among other things, statements about the potential impacts of the COVID-19 pandemic, our strategic initiatives, our capital plans, our costs, our ability to successfully deliver on our commitments to our customers, our ability to deploy new business as planned, our ability to successfully implement new technologies, our future financial performance, and our liquidity. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the severity, magnitude, and duration of the COVID-19 pandemic; responses to the pandemic by the government and healthcare providers and the direct and indirect impacts of the pandemic on our customers and personnel; the disruption of national, state, and local economies as a result of the pandemic; the impact of the pandemic on our financial results, including possible lost revenue and increased expenses; as well as those discussed in the section titled “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and elsewhere in this Report, and those set forth in Part I, Item 1A of the 2020 Form 10-K and our other filings with the SEC. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
Overview
Our Business
We are a leading provider of technology-driven solutions that transform the patient experience and financial performance of healthcare providers. Our services help healthcare providers generate sustainable improvements in their operating margins and cash flows while also enhancing patient, physician, and staff satisfaction for our customers.
We achieve these results for our customers by managing healthcare providers’ revenue cycle operations, which encompass processes including patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation, and collections from patients and payers. We do so by deploying a unique operating model that leverages our extensive healthcare site experience, innovative technology, and process excellence. We assist our revenue cycle management (“RCM”) customers in managing their revenue cycle operating costs while simultaneously increasing the portion of the maximum potential services revenue they receive. Together, these benefits can generate significant and sustainable improvements in operating margins and cash flows for our customers.

Our primary service offering consists of end-to-end RCM services for health systems, hospitals, and physician groups, which we deploy through an operating partner relationship or a co-managed relationship. Under an operating partner relationship, we provide comprehensive revenue cycle infrastructure to providers, including all revenue cycle personnel, technology solutions, and process workflow. Under a co-managed relationship, we leverage our customers’ existing RCM staff and processes, and supplement them with our infused management, subject matter specialists, proprietary technology solutions, and other resources. Under the operating partner model, we record higher revenue and expenses due to the fact that almost all of the revenue cycle personnel are our employees and more third-party vendor contracts are controlled by us. Under the co-managed model, the majority of the revenue cycle personnel and more third-party vendor contracts remain with the customer and those costs are netted against our co-managed revenue. For the three months ended March 31, 2021 and 2020, substantially all of our net operating and incentive fees from end-to-end RCM services were generated under the operating partner model.

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
SCI Solutions, Inc. Acquisition

On April 1, 2020, we completed the acquisition of scheduling.com, Inc. d/b/a SCI Solutions, Inc. (“SCI”) pursuant to a stock purchase agreement dated as of January 9, 2020 (the “Stock Purchase Agreement”), by and among the Company, Clearsight Intermediate Holdings, Inc. (“Clearsight Holdings”) and Clearsight Group Holdings, LLC (the “Seller”) (the “SCI Acquisition”). At the closing of the transaction, we purchased from the Seller all of the issued and outstanding equity interests of Clearsight Holdings, which owns all of the issued and outstanding equity interests of SCI. SCI is a leading provider of software-as-a-service (“SaaS”)-based scheduling and patient access solutions. SCI’s platform streamlines the patient and provider experience, creating efficient care networks where health systems’ capacity is digitally and conveniently accessible to all market constituents. The combination of R1 and SCI is expected to deliver enhanced value for healthcare providers by enabling them to expand digital front door strategies for their patients, improve operating efficiency, and increase capacity utilization, among other benefits. The aggregate purchase price consisted of $190.0 million in cash, adjusted pursuant to the Stock Purchase Agreement for cash and working capital. The agreement also contained an earn-out of $10.0 million for meeting certain financial and operational targets. The earn-out is expected to be paid in the second quarter of 2021.

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

Emergency Medical Services Disposition

On July 19, 2020, we entered into a definitive agreement to dispose of our emergency medical services (“EMS”) business, including EMS Revenue Cycle Management and Electronic Patient Care Reporting (the “EMS Disposition”) for $140.0 million, inclusive of a $5.0 million hold-back amount subject to the completion of certain transition services, to be paid approximately one year from the date of the disposition. On October 30, 2020, we completed the EMS Disposition. We recognized a gain on the sale of $55.7 million, which was subject to customary working capital adjustments.

VisitPay Inc. Acquisition

On May 3, 2021, we entered into a definitive agreement to acquire VisitPay Inc. (“VisitPay”), a provider of digital payment solutions. We will acquire VisitPay for $298.0 million in cash, subject to customary adjustments for working capital, cash, and debt. We intend to fund the acquisition and related fees and expenses with the proceeds from additional borrowings and cash on hand. Concurrent with the entry into the definitive agreement to acquire VisitPay, we obtained a debt financing commitment letter from Bank of America in the amount of $300.0 million. There is no financing condition linked to the consummation of the acquisition. The agreement contains customary representations, warranties, and closing conditions. The transaction is expected to close in the third quarter of 2021.

Coronavirus Pandemic

In March 2020, the World Health Organization characterized COVID-19 as a pandemic. Restrictions on businesses and travel are occurring based on state and local guidelines and vary by locality and cannot be reasonably predicted.

Given the ongoing challenges associated with efforts to contain the spread of COVID-19 and related business impact for our customers, we initiated a number of actions in 2020 and continuing into 2021 to ensure (1) the health, safety, and well-being of our workforce; (2) uninterrupted and, in many respects, expanded support for our customers and the patients and communities they serve; and (3) business and operational continuity. Our efforts to date include: repositioning more than 15,000 global employees to a work-from-home operating environment; offering zero out-of-pocket cost COVID-19 testing and telemedicine visits; encouraging vaccinations; restricting all non-essential domestic and international travel; launching our PX mobile patient registration technology to reduce risk of patient and R1 staff exposure and preserve the use of critical personal protective equipment for clinical staff; leveraging capabilities acquired via our SCI acquisition to assist customers with processes to restart elective procedure scheduling; developing reporting to allow for detailed COVID-19 order tracking, scheduling, and follow-up; offering in-depth regulatory resource guidance and content to aid our customers in navigating a rapidly developing and changing series of healthcare regulations during the public health emergency; preserving continuous pay for our hourly workforce during periods of reduced patient volumes for our customers; and providing customers with operational best practices for implementation and revenue cycle management of telehealth services.

Due to the impact of the pandemic, there continues to be decreased patient volumes for our customers. Corresponding to the decreased volume, we anticipate that our revenues on average will be approximately 90 to 95% of pre-COVID amounts. Given the uncertainty of the pandemic, we cannot reasonably predict when volumes will return to their pre-COVID levels. The impact of the COVID-19 pandemic is fluid and continues to evolve. We cannot predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted. However, we continue to assess its impact on our business and are actively managing our response. For further details on the potential impact of COVID-19 on our business, refer to “Risk Factors,” in Part II, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
CONSOLIDATED RESULTS OF OPERATIONS
The following table provides consolidated operating results and other operating data for the periods indicated:

	Three Months Ended March 31,		2021 vs. 2020 Change
	2021	2020	Amount	%
	(In millions except percentages)
Consolidated Statement of Operations Data:
Net operating fees	$286.1	$280.9	$5.2	2%
Incentive fees	29.0	16.8	12.2	73%
Other	27.5	22.8	4.7	21%
Net services revenue	342.6	320.5	22.1	7%
Operating expenses:
Cost of services	267.2	253.9	13.3	5%
Selling, general and administrative	25.6	25.5	0.1	—%
Other expenses	13.0	8.7	4.3	49%
Total operating expenses	305.8	288.1	17.7	6%
Income from operations	36.8	32.4	4.4	14%
Net interest expense	3.9	3.8	0.1	3%
Net income before income tax provision	32.9	28.6	4.3	15%
Income tax provision	7.1	10.4	(3.3)	(32)%
Net income	$25.8	$18.2	$7.6	42%

Adjusted EBITDA (1)	$80.4	$61.6	$18.8	31%

(1) Refer to the Non-GAAP Financial Measures section below for a reconciliation of our financial results reported in accordance with GAAP to non-GAAP financial results.

Use of Non-GAAP Financial Information
In order to provide a more comprehensive understanding of the information used by our management team in financial and operational decision-making, we supplement our consolidated financial statements that have been prepared in accordance with GAAP with the non-GAAP financial measure adjusted EBITDA. Adjusted EBITDA is utilized by our Board and management team as (i) one of the primary methods for planning and forecasting overall expectations and for evaluating actual results against such expectations; and (ii) as a performance evaluation metric in determining achievement of certain executive incentive compensation programs, as well as for incentive compensation plans for employees.
Selected Non-GAAP Measure
Adjusted EBITDA
We define adjusted EBITDA as net income before net interest income/expense, income tax provision/benefit, depreciation and amortization expense, share-based compensation expense, strategic initiatives costs, and other items which are detailed in the table below.
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
Reconciliation of GAAP and Non-GAAP Measures
The following table represents a reconciliation of adjusted EBITDA to net income, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended March 31,		2021 vs. 2020 Change
	2021	2020	Amount	%
	(In millions except percentages)
Net income	$25.8	$18.2	$7.6	42%
Net interest expense	3.9	3.8	0.1	3%
Income tax provision	7.1	10.4	(3.3)	(32)%
Depreciation and amortization expense	17.9	15.7	2.2	14%
Share-based compensation expense (1)	12.7	4.8	7.9	165%
Other expenses (2)	13.0	8.7	4.3	49%
Adjusted EBITDA (non-GAAP)	$80.4	$61.6	$18.8	31%

(1)        Share-based compensation expense represents the expense associated with stock options, restricted stock units, and performance-based restricted stock units granted, as reflected in our Consolidated Statements of Operations and Comprehensive Income. See Note 12, Share-Based Compensation, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for the detail of the amounts of share-based compensation expense.
(2)        Other expenses consist of the following (in millions):

	Three Months Ended March 31,
	2021	2020
Severance and related employee benefits	$1.5	$1.1
Strategic initiatives (1)	6.5	3.2
Facility-exit charges (2)	1.5	0.4
Other (3)	3.5	4.0
Total other expenses	$13.0	$8.7

(1) Costs related to evaluating, pursuing, and integrating acquisitions, performing portfolio and capital structure analyses and transactions, and other inorganic business projects as part of the Company’s growth strategy. Costs include vendor spend, employee time and expenses spent on activities, severance and retention amounts associated with integration activities, and changes to contingent consideration related to acquisitions. For the three months ended March 31, 2021, $0.5 million of contingent consideration changes were included.
(2) As part of evaluating our footprint, we have exited certain leased facilities. Costs include asset impairment charges and other costs related to exited leased facilities.
(3) For the three months ended March 31, 2021 and 2020, includes $1.7 million and $2.6 million, respectively, of expenses related to the COVID-19 pandemic, inclusive of appreciation bonuses for the Company’s front-line employees, pandemic response mobilization efforts, telemedicine and testing costs for employees, and other costs related to the COVID-19 pandemic.
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Net Services Revenue
Net services revenue increased by $22.1 million, or 7%, from $320.5 million for the three months ended March 31, 2020, to $342.6 million for the three months ended March 31, 2021. The increase was primarily driven by the SCI and RevWorks acquisitions, higher incentive fees, and new customers onboarded in the last twelve months, partially offset by the EMS Disposition.
Cost of Services
Cost of services increased by $13.3 million, or 5%, from $253.9 million for the three months ended March 31, 2020, to $267.2 million for the three months ended March 31, 2021, modestly improving cost of services as a percentage of revenue. The increase in cost of services was primarily driven by the SCI and RevWorks acquisitions and an increase associated with new customers onboarded in the last twelve months, partially offset by the EMS Disposition.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $0.1 million, or 0%, from $25.5 million for the three months ended March 31, 2020, to $25.6 million for the three months ended March 31, 2021. The increase was primarily driven by increased share-based compensation expense, partially offset by lower travel and marketing expenses.
Other Expenses
Other expenses increased by $4.3 million, or 49%, from $8.7 million for the three months ended March 31, 2020, to $13.0 million for the three months ended March 31, 2021. The increase was primarily driven by expenses related to strategic initiatives, the preferred stock conversion transaction, and facility-exit expenses, partially offset by lower expenses related to COVID-19.
Income Tax Provision
Income tax expense decreased by $3.3 million from $10.4 million income tax expense for the three months ended March 31, 2020, to $7.1 million income tax expense for the three months ended March 31, 2021, primarily due to higher discrete benefits. Our effective tax rate (including discrete items) was approximately 22% and 36% for the three months ended March 31, 2021 and 2020, respectively. The interim tax accounting guidance requires the use of the estimated Annual Effective Tax Rate (“AETR”) based on a full year of forecasted income and tax expense/(benefit) applied to year to date income/(loss). Our tax rate is also affected by discrete items that may occur in any given year, but are not necessarily consistent from year to year.
CRITICAL ACCOUNTING POLICIES
Management considers an accounting policy to be critical if the accounting policy requires management to make particularly difficult, subjective, or complex judgments about matters that are inherently uncertain. A summary of our critical accounting policies is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Policies and Use of Estimates” of our 2020 Form 10-K. There have been no material changes to the critical accounting policies disclosed in our 2020 Form 10-K.
NEW ACCOUNTING PRONOUNCEMENTS
For additional information regarding new accounting guidance, see Note 2, Recent Accounting Pronouncements, to our consolidated financial statements included in this Quarterly Report on Form 10-Q, which provides a summary of our recently adopted accounting standards and disclosures.
Liquidity and Capital Resources
Our primary sources of liquidity include our cash and cash equivalents, cash flows from operations, and borrowings under our Credit Agreement. As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents of $103.5 million and $173.8 million, respectively. The primary driver for the decreased cash position at March 31, 2021 was the payment made related to the conversion of the preferred stock, offset by cash inflows from operations.
Our Credit Agreement includes a senior secured revolving credit facility (the “Senior Revolver”) with a total capacity of $100.0 million. As of March 31, 2021 and December 31, 2020, we had drawn $70.0 million and had $30.0 million remaining under the senior revolver. See Note 11, Debt, to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on our Credit Agreement. As of March 31, 2021 we had total available liquidity of $133.5 million reflecting our cash and cash equivalents as well as remaining availability under our revolver. On January 15, 2021, we paid $105.0 million in cash to the Investor in connection with the conversion of the preferred stock held by the Investor.

Concurrent with entering into a definitive agreement to acquire VisitPay on May 3, 2021, we obtained a debt financing incremental commitment letter from Bank of America with respect to a potential incremental term loan in the amount of $300.0 million, subject to the terms and conditions set forth in the incremental commitment letter and related fee letter.
We intend to embark on a process to refinance our senior credit facility in the second quarter of 2021. The intended purpose of the refinancing is to complete the VisitPay acquisition, increase borrowing capacity, provide for more flexibility for general corporate purposes and potential acquisitions, and to generally improve terms, including pricing terms. There can be no assurances that such refinancing will be completed. If such refinancing is completed as contemplated, we will not incur the potential incremental term loan described in the preceding paragraph.
Our liquidity is influenced by many factors, including timing of revenue and corresponding cash collections, the amount and timing of investments in strategic initiatives, our investments in property, equipment and software, and the use of cash to pay tax withholding obligations upon surrender of shares upon vesting of equity awards. We continue to invest capital in order to achieve our strategic initiatives. In addition, we plan to enhance customer service by continuing our investment in technology to enable our systems to more effectively integrate with our customers' existing technologies.
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
We expect cash and cash equivalents, cash flows from operations, and our availability under the Senior Revolver to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, including debt maturities and material capital expenditures, for at least the next 12 months. As noted above, we obtained a debt financing commitment letter from Bank of America in the amount of $300.0 million, which would be sufficient to cover the acquisition of VisitPay. The extent to which COVID-19 will ultimately impact our results will depend on future developments, but could adversely impact our business, results of operations, and liquidity in future periods.
Cash flows from operating, investing, and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Net cash provided by operating activities	$46.0	$0.6
Net cash used in investing activities	$(9.6)	$(13.3)
Net cash (used in) provided by financing activities	$(107.1)	$28.4
Cash Flows from Operating Activities
Cash provided by operating activities increased by $45.4 million from $0.6 million for the three months ended March 31, 2020, to $46.0 million for the three months ended March 31, 2021. Cash provided by operating activities increased due to increased net income of $7.6 million and a smaller cash bonus pay-out related to the 2020 bonus plan.

Cash Used in Investing Activities
Cash used in investing activities primarily includes our investments in property, equipment and software and our inorganic growth initiatives. Outflows for significant acquisitions are typically offset by cash inflows from financing activities related to obtaining new debt.
Cash used in investing activities decreased by $3.7 million from $13.3 million for the three months ended March 31, 2020, to $9.6 million for the three months ended March 31, 2021. Cash used in investing activities decreased due to timing of payments for purchases of property, equipment and software.
Cash Flows from Financing Activities
Cash flows from financing activities primarily relate to borrowings and repayments of debt. In conjunction with the acquisition of SCI in 2020, we amended our Credit Agreement to draw additional funds to finance the acquisition. We utilize our revolver to ensure we have sufficient cash on hand to support the needs of the business at any given point in time. Cash flows from financing activities also include cash received from exercises of stock options and the use of cash to pay tax withholding obligations upon surrender of shares upon vesting of equity awards, as well as other cash financing activities.
Cash used in financing activities increased by $135.5 million from cash provided of $28.4 million for the three months ended March 31, 2020, to cash used of $107.1 million for the three months ended March 31, 2021. This change was due to the payment made in conjunction of the conversion of the preferred stock, as well as changes in our revolver financing activities.
Debt and Financing Arrangements
On June 26, 2019, we entered into a senior credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and the lenders named therein, for senior secured credit facilities (the “Senior Secured Credit Facilities”), consisting of a $325.0 million senior secured term loan facility (the “Senior Term Loan”) issued at 99.66% of par and a $100.0 million senior secured revolving credit facility (the “Senior Revolver”). On April 1, 2020, we drew an additional $191.1 million in conjunction with Amendment No. 1 to the Credit Agreement (the “Amendment”) on the same terms as our existing Senior Term Loan provided under the Credit Agreement. As of March 31, 2021, we had $548.1 million outstanding on our term loan facilities and had drawn $70.0 million on our Senior Revolver, with $30.0 million of availability remaining. The term loans require quarterly payments, and we bear interest at a floating rate, which was 2.36% at March 31, 2021.

The Credit Agreement contains a number of financial and non-financial covenants. We are required to maintain minimum consolidated total net leverage and consolidated interest coverage ratios. The Company was in compliance with all of the covenants in the Credit Agreement as of March 31, 2021.
Concurrent with entering into a definitive agreement to acquire VisitPay on May 3, 2021, we obtained a debt financing incremental commitment letter from Bank of America with respect to a potential incremental term loan in the amount of $300.0 million, subject to the terms and conditions set forth in the incremental commitment letter and related fee letter.
We intend to embark on a process to refinance our senior credit facility in the second quarter of 2021. The intended purpose of the refinancing is to complete the VisitPay acquisition, increase borrowing capacity, provide for more flexibility for general corporate purposes and potential acquisitions, and to generally improve terms, including pricing terms. There can be no assurances that such refinancing will be completed. If such refinancing is completed as contemplated, we will not incur the potential incremental term loan described in the preceding paragraph.

See Note 11, Debt, to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

CONTRACTUAL OBLIGATIONS

The following table presents a summary of our contractual obligations as of March 31, 2021 (in millions):

	2021	2022	2023	2024	2025	2026	Thereafter	Total
Operating leases (1)	$14.0	$16.0	$15.2	$15.3	$15.2	$12.0	$22.1	$109.8
Purchase and finance lease obligations (2)	$7.4	$10.1	$9.0	$5.0	$1.8	$—	$—	$33.3
Debt obligations	$25.8	$38.7	$45.2	$438.4	$—	$—	$—	$548.1
Interest on debt	$10.8	$13.0	$11.2	$5.0	$—	$—	$—	$40.0
Total	$58.0	$77.8	$80.6	$463.7	$17.0	$12.0	$22.1	$731.2

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
Interest Rate Sensitivity. Our results of operations and cash flows are subject to fluctuations due to changes in interest rates due to our debt and banking arrangements, which can result in fluctuations in our interest income and expense. As of March 31, 2021, we have hedged $100.0 million of our $548.1 million outstanding floating rate debt to a fixed rate of 1.4% plus the applicable spread defined in the Credit Agreement. The remaining $448.1 million outstanding is subject to an average variable rate of 2.36% as of March 31, 2021. Assuming the current level of borrowings, a one percentage point increase or decrease in interest rates would increase or decrease our annual interest expense by approximately $4.5 million.
Our interest income is primarily generated from variable rate interest earned on operating cash accounts.
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee because a portion of our operating expenses are incurred by our subsidiary in India and are denominated in Indian rupees. We do not generate significant revenues outside of the United States. For the three months ended March 31, 2021 and 2020, 9% and 9% of our expenses were denominated in foreign currencies, respectively. As of March 31, 2021 and 2020, we had net assets of $61.0 million and $40.0 million in foreign entities, respectively. The reduction in earnings from a 10% change in foreign currency spot rates would be $3.0 million and $2.8 million at March 31, 2021 and 2020, respectively.
For designated cash flow hedges, gains and losses currently recorded in accumulated other comprehensive loss will be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as cost of services. As of March 31, 2021, it was anticipated that approximately $0.4 million of gains, net of tax, currently recorded in accumulated other comprehensive loss will be reclassified into cost of services within the next 12 months.

We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $8.7 million as of March 31, 2021.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

Other than the litigation described in Note 17, Commitments and Contingencies, to our consolidated financial statements included in this Quarterly Report on Form 10-Q, we are presently not a party to any material litigation or regulatory proceeding and are not aware of any pending or threatened litigation or regulatory proceeding against us which, individually or in the aggregate, could have a material adverse effect on our business, operating results, financial condition, or cash flows.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2020 Form 10-K. The risk factors disclosed in Part I, Item 1A of our 2020 Form 10-K, in addition to the other information set forth in this Quarterly Report on Form 10-Q, could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sale of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated:

Period	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (in millions) (2)
January 1, 2021 through January 31, 2021	1,945	$23.97	—	$49.0
February 1, 2021 through February 28, 2021	136	$27.44	—	$49.0
March 1, 2021 through March 31, 2021	120	$28.06	—	$49.0

(1)	Includes the surrender of shares of our common stock related to employees’ tax withholding upon vesting of restricted stock. See Note 12, Share-Based Compensation, to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
(2)	On November 13, 2013, the Board authorized, subject to the completion of the restatement of our financial statements, the repurchase of up to $50.0 million of our common stock from time to time in the open market or in privately negotiated transactions (the “2013 Repurchase Program”). The timing and amount of any shares repurchased under the 2013 Repurchase Program will be determined by our management based on its evaluation of market conditions and other factors. The 2013 Repurchase Program may be suspended or discontinued at any time.

Item 6.	Exhibits

The following are filed or incorporated by reference as a part of this Quarterly Report on Form 10-Q:

(a)

Exhibit Number	Exhibit Description
3.1	Amendment No. 3 to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on 8-K (file No. 001-34746) filed on February 26, 2021)
10.1*	Amended and Restated Offer Letter Agreement between the Registrant and Joseph Flanagan dated March 23, 2021
10.2+	Addendum No. 8 to the Amended and Restated Services Agreement between the Registrant and IHC Health Services, Inc. dated as of March 24, 2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* +	Management contract or compensatory plan or arrangement. Portions of this exhibit (indicated therein by asterisks) have been omitted for confidential treatment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R1 RCM INC.

By:	/s/ Joseph Flanagan
Joseph Flanagan
President and Chief Executive Officer

By:	/s/ Rachel Wilson
Rachel Wilson
Chief Financial Officer and Treasurer
Date: May 4, 2021