Form 10-Q
period 2021-06-30
R1 RCM INC.
filed 2021-08-03
CIK 1472595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2021
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from to
COMMISSION FILE NUMBER: 001-34746
R1 RCM INC.
(Exact name of registrant as specified in its charter)

Delaware	02-0698101
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

434 W. Ascension Way	84123
6th Floor
Murray
Utah
(Address of principal executive offices)	(Zip code)
(312) 324-7820
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RCM	NASDAQ
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of July 27, 2021, the registrant had 278,870,428 shares of common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1.CONSOLIDATED FINANCIAL STATEMENTS

R1 RCM Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	(Unaudited)
	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$164.9	$173.8
Accounts receivable, net of $2.2 million and $3.7 million allowance	96.8	91.3
Accounts receivable, net of $0.1 million and $0.1 million allowance - related party	31.9	30.9
Prepaid expenses and other current assets	59.7	59.4
Total current assets	353.3	355.4
Property, equipment and software, net	89.8	93.7
Operating lease right-of-use assets	56.5	57.8
Intangible assets, net	162.2	171.1
Goodwill	375.5	375.3
Non-current deferred tax assets	62.6	73.7
Non-current portion of restricted cash equivalents	0.5	1.0
Other assets	77.4	61.0
Total assets	$1,177.8	$1,189.0
Liabilities
Current liabilities:
Accounts payable	$21.0	$18.2
Current portion of customer liabilities	30.8	16.7
Current portion of customer liabilities - related party	6.7	15.3
Accrued compensation and benefits	76.6	51.9
Current portion of operating lease liabilities	10.7	12.2
Current portion of long-term debt	38.7	32.3
Other accrued expenses	53.3	59.7
Total current liabilities	237.8	206.3
Non-current portion of customer liabilities - related party	16.4	16.3
Non-current portion of operating lease liabilities	65.3	71.0
Long-term debt	500.7	519.7
Other non-current liabilities	35.5	36.3
Total liabilities	855.7	849.6

8.00% Series A convertible preferred stock, par value $0.01, no shares authorized, issued or outstanding as of June 30, 2021; 370,000 shares authorized, 288,497 shares issued and outstanding as of December 31, 2020 (aggregate liquidation value of $294.3)	—	251.5
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 295,658,397 shares issued and 278,819,843 shares outstanding at June 30, 2021; 137,812,559 shares issued and 121,144,038 shares outstanding at December 31, 2020	3.0	1.4
Additional paid-in capital	587.2	393.7
Accumulated deficit	(117.3)	(161.5)
Accumulated other comprehensive loss	(7.1)	(6.5)
Treasury stock, at cost, 16,838,554 shares as of June 30, 2021; 16,668,521 shares as of December 31, 2020	(143.7)	(139.2)
Total stockholders’ equity	322.1	87.9
Total liabilities and stockholders’ equity	$1,177.8	$1,189.0
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net services revenue ($218.4 million and $433.9 million for the three and six months ended June 30, 2021, respectively, and $206.4 million and $414.8 million for the three and six months ended June 30, 2020, respectively, from related party)	$353.4	$314.7	$696.0	$635.2
Operating expenses:
Cost of services	287.0	248.3	554.2	502.2
Selling, general and administrative	29.0	23.3	54.6	48.8
Other expenses	9.8	18.0	22.8	26.7
Total operating expenses	325.8	289.6	631.6	577.7
Income from operations	27.6	25.1	64.4	57.5
Net interest expense	3.4	4.8	7.3	8.6
Income before income tax provision	24.2	20.3	57.1	48.9
Income tax provision	5.8	5.2	12.9	15.6
Net income	$18.4	$15.1	$44.2	$33.3
Net income (loss) per common share:
Basic	$0.07	$0.04	$(2.16)	$0.10
Diluted	$0.06	$0.03	$(2.16)	$0.08
Weighted average shares used in calculating net income (loss) per common share:
Basic	268,251,790	115,067,552	253,850,972	114,754,298
Diluted	320,832,913	165,887,964	253,850,972	167,809,324
Consolidated statements of comprehensive income
Net income	$18.4	$15.1	$44.2	$33.3
Other comprehensive income (loss):
Net change on derivatives designated as cash flow hedges, net of tax	(0.1)	0.8	0.4	(3.6)
Foreign currency translation adjustments	(0.6)	(0.2)	(1.0)	(2.3)
Comprehensive income	$17.7	$15.7	$43.6	$27.4

Basic:
Net income	$18.4	$15.1	$44.2	$33.3
Less dividends on preferred shares	—	(5.6)	(592.3)	(11.0)
Less income allocated to preferred shareholders	—	(4.7)	—	(11.0)
Net income (loss) available/allocated to common shareholders - basic	$18.4	$4.8	$(548.1)	$11.3
Diluted:
Net income	$18.4	$15.1	$44.2	$33.3
Less dividends on preferred shares	—	(5.6)	(592.3)	(11.0)
Less income allocated to preferred shareholders	—	(3.8)	—	(8.9)
Net income (loss) available/allocated to common shareholders - diluted	$18.4	$5.7	$(548.1)	$13.4
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In millions, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	137,812,559	$1.4	(16,668,521)	$(139.2)	$393.7	$(161.5)	$(6.5)	$87.9
Share-based compensation expense	—	—	—	—	12.8	—	—	12.8
Issuance of common stock related to share-based compensation plans	6,497	—	—	—	—	—	—	—
Issuance of common stock	324,212	—	—	—	7.0	—	—	7.0
Exercise of vested stock options	539,795	—	—	—	3.5	—	—	3.5
Acquisition of treasury stock related to share-based compensation plans	—	—	(2,201)	—	—	—	—	—
Net change on derivatives designated as cash flow hedges, net of tax of $0.2 million	—	—	—	—	—	—	0.5	0.5
Foreign currency translation adjustments	—	—	—	—	—	—	(0.4)	(0.4)
Conversion of preferred shares	117,706,400	1.2	—	—	250.3	—	—	251.5
Inducement dividend	—	—	—	—	(592.3)	—	—	(592.3)
Issuance of common stock related to inducement	21,582,800	0.2	—	—	487.1	—	—	487.3
Net income	—	—	—	—	—	25.8	—	25.8
Balance at March 31, 2021	277,972,263	$2.8	(16,670,722)	$(139.2)	$562.1	$(135.7)	$(6.4)	$283.6
Share-based compensation expense	—	—	—	—	24.0	—	—	24.0
Issuance of common stock related to share-based compensation plans	539,884	—	—	—	—	—	—	—
Exercise of vested stock options	396,250	—	—	—	1.3	—	—	1.3
Acquisition of treasury stock related to share-based compensation plans	—	—	(167,832)	(4.5)	—	—	—	(4.5)
Net change on derivatives designated as cash flow hedges, net of tax of $0.0 million	—	—	—	—	—	—	(0.1)	(0.1)
Foreign currency translation adjustments	—	—	—	—	—	—	(0.6)	(0.6)
Exercise of warrants pursuant to cashless provisions	16,750,000	0.2	—	—	(0.2)	—	—	—
Net income	—	—	—	—	—	18.4	—	18.4
Balance at June 30, 2021	295,658,397	$3.0	(16,838,554)	$(143.7)	$587.2	$(117.3)	$(7.1)	$322.1

See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In millions, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	127,807,546	$1.3	(13,786,266)	$(73.6)	$372.7	$(277.8)	$(4.5)	$18.1
Cumulative effect of ASC 326 adoption, net of tax of $0.3 million	—	—	—	—	—	(0.8)	—	(0.8)
Adjusted balance at January 1, 2020	127,807,546	$1.3	(13,786,266)	$(73.6)	$372.7	$(278.6)	$(4.5)	$17.3
Share-based compensation expense	—	—	—	—	4.8	—	—	4.8
Issuance of common stock related to share-based compensation plans	1,720	—	—	—	—	—	—	—
Exercise of vested stock options	553,520	—	—	—	3.1	—	—	3.1
Dividends paid/accrued	—	—	—	—	(5.4)	—	—	(5.4)
Acquisition of treasury stock related to share-based compensation plans	—	—	(545)	—	—	—	—	—
Net change on derivatives designated as cash flow hedges, net of tax of $1.5 million	—	—	—	—	—	—	(4.4)	(4.4)
Foreign currency translation adjustments	—	—	—	—	—	—	(2.1)	(2.1)
Net income	—	—	—	—	—	18.2	—	18.2
Balance at March 31, 2020	128,362,786	$1.3	(13,786,811)	$(73.6)	$375.2	$(260.4)	$(11.0)	$31.5
Share-based compensation expense	—	—	—	—	4.4	—	—	4.4
Issuance of common stock related to share-based compensation plans	463,038	—	—	—	—	—	—	—
Exercise of vested stock options	464,136	—	—	—	1.2	—	—	1.2
Dividends paid/accrued	—	—	—	—	(5.6)	—	—	(5.6)
Acquisition of treasury stock related to share-based compensation plans	—	—	(128,361)	(1.1)	—	—	—	(1.1)
Net change on derivatives designated as cash flow hedges, net of tax of $0.3 million	—	—	—	—	—	—	0.8	0.8
Foreign currency translation adjustments	—	—	—	—	—	—	(0.2)	(0.2)
Net income	—	—	—	—	—	15.1	—	15.1
Balance at June 30, 2020	129,289,960	$1.3	(13,915,172)	$(74.7)	$375.2	$(245.3)	$(10.4)	$46.1
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net income	$44.2	$33.3
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	35.5	33.6
Amortization of debt issuance costs	0.5	0.5
Share-based compensation	36.5	9.1
Loss on disposal and right-of-use asset write-downs	0.6	4.5
Provision for credit losses	0.2	1.7
Deferred income taxes	10.5	15.1
Non-cash lease expense	5.2	6.0
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	(8.8)	(5.4)
Prepaid expenses and other assets	(15.2)	(10.5)
Accounts payable	2.2	4.5
Accrued compensation and benefits	25.0	(44.2)
Lease liabilities	(7.4)	(5.9)
Other liabilities	(6.9)	12.7
Customer liabilities and customer liabilities - related party	6.4	(9.7)
Net cash provided by operating activities	128.5	45.3
Investing activities
Purchases of property, equipment, and software	(18.4)	(31.1)
Acquisition of SCI, net of cash acquired and earn-out provision	—	(189.0)
Proceeds from disposal of assets	2.6	—
Net cash used in investing activities	(15.8)	(220.1)
Financing activities
Issuance of senior secured debt, net of discount and issuance costs	—	190.6
Borrowings on revolver	—	50.0
Repayment of senior secured debt	(12.9)	(10.5)
Repayments on revolver	—	(20.0)
Payment of contingent consideration liability	(4.8)	—
Inducement of preferred stock conversion	(105.0)	—
Exercise of vested stock options	5.7	4.3
Shares withheld for taxes	(4.5)	(1.1)
Other	—	(5.7)
Net cash (used in) provided by financing activities	(121.5)	207.6
Effect of exchange rate changes in cash, cash equivalents and restricted cash	(0.6)	(1.2)
Net (decrease) increase in cash, cash equivalents and restricted cash	(9.4)	31.6
Cash, cash equivalents and restricted cash, at beginning of period	174.8	92.5
Cash, cash equivalents and restricted cash, at end of period	$165.4	$124.1
Supplemental disclosures of cash flow information
Accrued dividends payable to preferred stockholders	$—	$5.6
Accrued and other liabilities related to purchases of property, equipment and software	$13.5	$11.2
Accounts payable related to purchases of property, equipment and software	$3.6	$0.6
Interest paid	$7.4	$7.4
Income taxes paid	$1.7	$2.5
Income taxes refunded	$—	$0.2
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

Ascension

On April 30, 2021, the Company and Ascension Health (“Ascension”) entered into Amendment No. 5 to the Master Professional Services Agreement (“A&R MPSA”), effective as of May 1, 2021, extending the agreement to April 30, 2031, among other amendments. For further information regarding the Company's business, including relationships with Ascension, TowerBrook Capital Partners (“TowerBrook”), and TCP-ASC ACHI Series LLLP (“TCP-ASC” or the “Investor”), refer to Note 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”).

VisitPay Acquisition

On July 1, 2021, the Company completed the acquisition of iVinci Partners, LLC d/b/a VisitPay (“VisitPay”) pursuant to an Agreement and Plan of Merger dated as of May 3, 2021 by and among the Company, iVinci Partners, LLC, Vine Merger Sub, LLC, Flare Capital Partners I, L.P., Flare Capital Partners Investment Company, and Vine Sellers’ Representative, LLC (the “VisitPay Acquisition”). At the closing of the transaction, the Company acquired all of the outstanding equity interests of VisitPay. VisitPay is a provider of digital payment solutions. The Company acquired VisitPay for approximately $298.0 million in cash, subject to customary adjustments for working capital, cash, and debt. The Company funded the VisitPay Acquisition and related fees and expenses with the proceeds from borrowings under its amended and restated senior secured credit facilities and cash on hand. For more information on the amended and restated senior secured credit facilities, see Note 22, Subsequent Events.
Basis of Presentation
The accompanying unaudited consolidated financial statements reflect the Company's financial position as of June 30, 2021, the results of operations of the Company for the three and six months ended June 30, 2021 and 2020, and the cash flows of the Company for the six months ended June 30, 2021 and 2020. These financial statements include the accounts of R1 RCM Inc. and its wholly-owned subsidiaries. All material intercompany amounts have been eliminated in consolidation. These financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial reporting and as required by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information, have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2021.
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

4. Acquisitions

SCI

On April 1, 2020, the Company completed the acquisition of scheduling.com, Inc. d/b/a SCI Solutions, Inc. (“SCI”). The SCI acquisition has been accounted for under ASC 805, Business Combinations. Accordingly, the accounts of the acquired company, after adjustments to reflect fair values assigned to assets and liabilities, have been included in the Company’s consolidated financial statements since the date of the SCI acquisition.

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

The purchase price included an earn-out provision, which was dependent on achieving certain revenue and operational targets in the year following the acquisition, all of which were achieved. Based on projections at the time of acquisition, the earn-out was valued at $4.8 million. The full earn-out of $10.0 million was paid in the second quarter of 2021. Changes to the earn-out value were recorded as a component of other expenses.

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

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
The $30.0 million purchase consideration for the RevWorks acquisition (inclusive of working capital) consisted of a $5.0 million payment at closing and two deferred payments, each of $12.5 million and totaling $25.0 million, which are due and payable on the first and second anniversary of the closing date. The two deferred payments are contractual obligations of the Company; however, they are potentially effectively refundable to the Company contingent on the achievement of certain pre-existing customer revenue targets for the RevWorks business that were agreed in the purchase agreement. If such targets are not achieved, Cerner Corporation (“Cerner”) is required to return to the Company up to $25.0 million. At the time of the acquisition, the Company recorded a present value liability for the contractual deferred payments of $24.3 million, and recorded an asset for the contingently returnable consideration of $22.3 million, including $11.5 million in prepaid expenses and $10.8 million in other assets on the Consolidated Balance Sheets, which is measured at fair value. The Company reviewed the balances at June 30, 2021 and determined that the fair value remained the same.

The assets acquired in the RevWorks acquisition consist primarily of customer relationships of approximately $2.8 million and fixed assets. There were no significant pre-closing liabilities of the RevWorks business included in the RevWorks acquisition. The fair value estimate of assets acquired and liabilities assumed are pending finalization of the valuation of contingent consideration.

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

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Net services revenue	$334.6	$684.1
Net income	$19.5	$36.8

Adjustments were made to earnings to adjust depreciation and amortization to reflect the fair value of identified assets acquired, to record the effects of extinguishing the debt of SCI and replacing it with the debt of the Company, and to record the income tax effect of these adjustments.

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

The full effects of COVID-19 on the Company’s customers continue to be uncertain. As a result, the Company’s future collection experience may differ from historical collection trends.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

The Company has presented the rollforward below on a consolidated basis as the currently expected credit losses for its large integrated healthcare system customers are not anticipated to be material.

Movements in the allowance for credit losses are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$3.9	$4.7	$3.8	$2.8
Cumulative effect of ASC 326 adoption	—	—	—	1.1
Provision	0.1	0.5	0.2	1.3
Write-offs	(1.7)	—	(1.7)	—
Ending balance	$2.3	$5.2	$2.3	$5.2

6. Property, Equipment and Software
Property, equipment and software consist of the following (in millions):

	June 30, 2021	December 31, 2020
Buildings and land	$3.8	$4.6
Computer and other equipment	57.8	55.0
Leasehold improvements	23.1	23.2
Software	155.3	135.7
Office furniture	6.3	6.4
Property, equipment and software, gross	246.3	224.9
Less accumulated depreciation and amortization	(156.5)	(131.2)
Property, equipment and software, net	$89.8	$93.7
The following table summarizes the allocation of depreciation and amortization expense between cost of services and selling, general and administrative expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of services	$12.5	$11.4	$25.2	$22.3
Selling, general and administrative	0.8	0.9	1.6	2.2
Total depreciation and amortization	$13.3	$12.3	$26.8	$24.5

7. Leases

The Company's accounting policy for leases, including the elections made as part of the adoption of ASC 842 effective January 1, 2019, are outlined in Note 8 of the Company's 2020 Form 10-K. The components of lease costs are as follows (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$4.0	$4.9	$8.1	$9.8
Sublease income	(0.5)	(0.5)	(1.1)	(1.1)
Total lease cost	$3.5	$4.4	$7.0	$8.7

Supplemental cash flow information related to leases are as follows (in millions):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$14.4	$10.1
Right-of-use assets obtained in exchange for operating lease obligations:	5.6	3.2

The Company presents all non-cash transactions related to adjustments to the lease liability or right-of-use asset as non-cash transactions. This includes all non-cash charges related to any modification or reassessment events triggering remeasurement, and obtaining new leases for non-cash consideration.

Maturities of lease liabilities as of June 30, 2021 are as follows (in millions):

Operating Leases
Remainder of 2021	$8.8
2022	15.6
2023	14.8
2024	15.1
2025	15.1
2026	11.9
Thereafter	21.9
Total	103.2
Less:
Imputed interest	27.2
Present value of lease liabilities	$76.0

8. Intangible Assets

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at June 30, 2021 and December 31, 2020 (in millions):

	June 30, 2021			December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$97.7	$(17.7)	$80.0	$97.7	$(14.7)	$83.0
Technology	101.5	(19.3)	82.2	101.7	(13.6)	88.1
Total intangible assets	$199.2	$(37.0)	$162.2	$199.4	$(28.3)	$171.1

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
Intangible asset amortization expense was $4.3 million and $8.7 million for the three and six months ended June 30, 2021, and $5.6 million and $9.1 million for the three and six months ended June 30, 2020.

Estimated annual amortization expense related to intangible assets with definite lives as of June 30, 2021 is as follows (in millions):

Remainder of 2021	$8.7
2022	17.5
2023	17.5
2024	15.7
2025	14.3
2026	14.3
Thereafter	74.2
Total	$162.2

9. Goodwill

Unless otherwise required, goodwill is tested for impairment annually in the fourth quarter. Changes in the carrying amount of goodwill for the six months ended June 30, 2021 were (in millions):

Goodwill
Balance as of December 31, 2020	$375.3
Measurement period adjustments	0.2
Balance as of June 30, 2021	$375.5

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by source (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net operating fees	$285.2	$287.8	$571.3	$568.7
Incentive fees	37.5	1.3	66.5	18.1
Other	30.7	25.6	58.2	48.4
Net services revenue	$353.4	$314.7	$696.0	$635.2

Contract Balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	June 30, 2021	December 31, 2020
Receivables (1)	$128.7	$122.2
Contract assets (2)	4.4	—
Contract liabilities (2)	24.1	28.6

(1) Receivables are included in accounts receivable, net. The balance includes accounts receivable, net - related party.
(2) Contract assets and contract liabilities are included in other current assets and customer liabilities, respectively. The contract liabilities balance contains related party amounts, including $2.3 million and $5.6 million of current customer liabilities and $16.4 million and $16.3 million of non-current customer liabilities as of June 30, 2021 and December 31, 2020, respectively.

A receivable is recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are typically 30-60 days.

The Company recognized revenue of $96.1 million and $87.0 million during the six months ended June 30, 2021 and 2020, which amounts were included in contract liabilities at the beginning of the respective periods. These revenue amounts include $88.1 million and $85.0 million for the six months ended June 30, 2021 and 2020, respectively, related to advanced billings which become accounts receivable and contract liabilities on the first day of the respective service period.

Transaction Price Allocated to the Remaining Performance Obligation

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in millions). The estimated revenue does not include amounts of variable consideration that are constrained.

	Net operating fees	Incentive fees	Other
Remainder of 2021	$62.3	$23.9	$0.7
2022	73.5	4.7	0.8
2023	54.9	—	—
2024	34.0	—	—
2025	10.9	—	—
2026	8.2	—	—
Thereafter	7.8	—	—
Total	$251.6	$28.6	$1.5

The amounts presented in the table above include variable fee estimates for the non-cancellable term of the Company's physician groups RCM services contracts, fixed fees which are typically recognized ratably as the performance obligation is satisfied, and forecasted incentive fees which are measured cumulatively over the contractually defined performance period.

Estimates of revenue expected to be recognized in future periods exclude unexercised customer options to purchase services within the Company's physician advisory services (“PAS”) contracts that do not represent material rights to the customer.

11. Debt

The carrying amounts of debt consist of the following (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	June 30, 2021	December 31, 2020
Senior Revolver	$70.0	$70.0
Senior Term Loan	471.7	484.6
Unamortized discount and issuance costs	(2.3)	(2.6)
Total debt	539.4	552.0
Less: Current maturities	(38.7)	(32.3)
Total long-term debt	$500.7	$519.7

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

The Incremental Term Loan was drawn substantially concurrently with the closing of the SCI acquisition on April 1, 2020. The proceeds of the Incremental Term Loan were used to fund the purchase price for the SCI acquisition and related expenses. For further details on the closing, refer to Note 4, Acquisitions. The Incremental Term Loan had terms consistent with those of the Senior Term Loan, including with respect to interest, maturity, amortization, and prepayments and had the same affirmative and negative covenants and events of default as those applicable to the Senior Term Loan under the Credit Agreement. The drawing of the Incremental Term Loan increased the balance of the obligation due under the Senior Term Loan, and therefore is shown as one consolidated obligation.

On January 13, 2021, the Company entered into Amendment No. 2 and Waiver to Credit Agreement (the “Second Amendment”), pursuant to which the lenders agreed (i) to waive the Company’s obligation to use the $135.0 million of net proceeds from the disposition of the Company’s emergency medical services business for purposes of reinvestments in useful assets of the Company, or to prepay the loans under the Credit Agreement, as otherwise required by the terms of the Credit Agreement, (ii) to amend the restricted payments covenant to permit the Company to make additional cash payments to the Investor in an amount not to exceed $105.0 million in connection with the preferred stock conversion (refer to Note 15. 8.00% Series A Convertible Preferred Stock) and reduce the “Available Amount” from which the Company can make certain investments, debt prepayments, or restricted payments by $105.0 million and (iii) that the excess cash flow sweep would begin with fiscal year ended December 31, 2021 instead of fiscal year ended December 31, 2020.

The Senior Revolver included borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swing loans.” Any issuance of letters of credit or making of a swing loan reduced the amount available under the revolving credit facility. As of June 30, 2021, the Company had $70.0 million in borrowings, $0.5 million letters of credit outstanding, and $29.5 million of availability under the Senior Revolver.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
Borrowings under the Senior Secured Credit Facilities bore interest, at the Company’s option, at: (i) an Alternate Base Rate (“ABR”) equal to the greater of (a) the prime rate of Bank of America, N.A., (b) the federal funds rate plus 0.50% per annum, and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus between 0.75% and 1.75% dependent on the Company's Net Leverage Ratio (provided that the Eurodollar rate applicable to the Term Loan Facility shall not be less than 0.00% per annum); or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the Term Loan Facility shall not be less than 0.00% per annum), plus between 1.75% and 2.75%, dependent on the Company's Net Leverage Ratio. The interest rate as of June 30, 2021 was 2.35%. The Company was also required to pay an unused commitment fee to the lenders under the Senior Revolver at a rate between 0.30% and 0.50% of the average daily unutilized commitments thereunder dependent on the Company's net leverage ratio.

The Credit Agreement contained a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of its subsidiaries to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase the Company’s capital stock; (vi) make investments, loans or advances; (vii) repay certain junior indebtedness; (viii) engage in certain transactions with affiliates; (ix) enter into sale and leaseback transactions; (x) amend material agreements governing certain of the Company’s junior indebtedness; (xi) change the Company’s lines of business; (xii) make certain acquisitions; and (xiii) limitations on the letter of credit cash collateral account. The Credit Agreement contained customary affirmative covenants and events of default. In addition, the Company was required to maintain minimum consolidated total net leverage and consolidated interest coverage ratios. The Company was in compliance with all of the covenants in the Credit Agreement as of June 30, 2021.

On July 1, 2021, the Company entered into an amended and restated credit agreement (the “A&R Credit Agreement”) and used a portion of the proceeds thereof to refinance, in full, all existing debt under the Credit Agreement. For more information on the A&R Credit Agreement, see Note 22, Subsequent Events.

Debt Maturities

Scheduled maturities of the Company’s long-term debt are summarized as follows (in millions):

Scheduled Maturities
Remainder of 2021	$19.4
2022	38.7
2023	45.2
2024	438.4
Total	$541.7

For further details on the Company's debt, refer to Note 13 of the Company's 2020 Form 10-K.

12. Share-Based Compensation

The share-based compensation expense relating to the Company’s stock options, restricted stock units (“RSUs”), and performance-based restricted stock units (“PBRSUs”) for the three months ended June 30, 2021 and 2020 was $23.8 million and $4.3 million, respectively, with related tax benefits of approximately $4.9 million and $0.7 million, respectively. The share-based compensation expense relating to the Company’s stock options, RSUs, and PBRSUs for the six months ended June 30, 2021 and 2020 was $36.5 million and $9.1 million, respectively, with related tax benefits of approximately $7.1 million and $1.4 million, respectively.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
The Company accounts for forfeitures as they occur. Excess tax benefits and shortfalls for share-based payments are recognized in income tax expense (benefit) and included in operating activities. The Company recognized $4.3 million and $1.1 million of income tax benefit from windfalls associated with vesting and exercises of equity awards for the three months ended June 30, 2021 and 2020, respectively. The Company recognized $6.6 million and $1.7 million of income tax benefit from windfalls associated with vesting and exercises of equity awards for the six months ended June 30, 2021 and 2020, respectively.
Total share-based compensation costs that have been included in the Company’s consolidated statements of operations were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Share-Based Compensation Expense Allocation Details:
Cost of services	$15.7	$1.5	$23.0	$3.4
Selling, general and administrative	8.1	2.8	13.5	5.7
Total share-based compensation expense	$23.8	$4.3	$36.5	$9.1
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
The following table sets forth the significant assumptions used in the Black-Scholes option pricing model and the calculation of share-based compensation expense for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Expected dividend yield	—%	—%
Risk-free interest rate	0.4% to 1.0%	0.4% to 1.7%
Expected volatility	43%	43%
Expected term (in years)	5.5	5.5
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
Stock options
A summary of the options activity during the six months ended June 30, 2021 is shown below:

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2020	6,220,971	$3.68
Granted	3,115	24.20
Exercised	(936,045)	5.09
Canceled/forfeited	(3,405)	3.85
Expired	(7,000)	27.08
Outstanding at June 30, 2021	5,277,636	$3.41
Outstanding, vested and exercisable at June 30, 2021	5,205,819	$3.34
Outstanding, vested and exercisable at December 31, 2020	5,230,690	$3.73
Restricted stock units and performance-based restricted stock units
A summary of the RSU and PBRSU activity during the six months ended June 30, 2021 is shown below:

			Weighted- Average Grant Date Fair Value
	RSUs	PBRSUs	RSU	PBRSU
Outstanding and unvested at December 31, 2020	2,108,447	2,917,071	$9.87	$11.35
Granted	1,610,710	849,915	25.45	26.53
Performance factor adjustment	—	101,937	—	9.81
Vested	(546,381)	(305,811)	8.58	9.81
Forfeited	(219,603)	(206,484)	15.32	13.21
Outstanding and unvested at June 30, 2021	2,953,173	3,356,628	$18.20	$15.17

Shares surrendered for taxes for the six months ended June 30, 2021	170,033	—
Cost of shares surrendered for taxes for the six months ended June 30, 2021 (in millions)	$4.5	$—
Shares surrendered for taxes for the six months ended June 30, 2020	128,906	—
Cost of shares surrendered for taxes for the six months ended June 30, 2020 (in millions)	$1.1	$—
PBRSUs vest upon satisfaction of both time-based and performance-based conditions. Depending on the award, performance condition targets may include cumulative adjusted EBITDA, end-to-end RCM agreement growth, scored revenue growth, or other specific performance factors. Depending on the percentage level at which the performance-based conditions are satisfied, the number of shares vesting could be between 0% and 200% of the number of PBRSUs originally granted. Based on the established targets, the maximum number of shares that could vest for all outstanding PBRSUs is 6,375,432.
13. Other Expenses
Other expenses consist of the following (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Severance and related employee benefits	$0.3	$1.9	$1.8	$3.0
Strategic initiatives (1)	1.9	8.5	8.4	11.7
Facility-exit charges (2)	1.4	4.5	2.9	4.9
Other (3)	6.2	3.1	9.7	7.1
Total other expenses	$9.8	$18.0	$22.8	$26.7

(1) Costs related to evaluating, pursuing, and integrating acquisitions, performing portfolio and capital structure analyses and transactions, and other inorganic business projects as part of the Company’s growth strategy. Costs include vendor spend, employee time and expenses spent on activities, severance and retention amounts associated with integration activities, and changes to contingent consideration related to acquisitions. For the three and six months ended June 30, 2021, $0.0 million and $0.5 million of contingent consideration changes were included, respectively.
(2) As part of evaluating its footprint, the Company has exited certain leased facilities. Costs include asset impairment charges and other costs related to exited leased facilities.
(3) For the three and six months ended June 30, 2021, other includes $2.7 million and $4.4 million, respectively, of expenses related to the COVID-19 pandemic, inclusive of appreciation bonuses for the Company’s front-line employees, pandemic response mobilization efforts, telemedicine and testing costs for employees, and other costs related to the COVID-19 pandemic. For the three and six months ended June 30, 2020, includes $2.7 million and $5.3 million, respectively, of expenses related to the COVID-19 pandemic.
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

The Company recognized income tax expense for the three and six months ended June 30, 2021 on the year-to-date pre-tax income. The deviation from the federal statutory tax rate of 21% is primarily attributable to recognizing the provisions for state taxes, GILTI, non-deductible expense, and discrete items.

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

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
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
15. 8.00% Series A Convertible Preferred Stock
On January 15, 2021, TCP-ASC, a limited liability limited partnership jointly owned by Ascension Health Alliance, the parent entity of Ascension, and investment funds affiliated with TowerBrook, a related party, converted all of its 294,266 shares (the “Preferred Shares”) of preferred stock into 117,706,400 shares of common stock of the Company into which the Preferred Shares were convertible pursuant to the Certificate of Designation of the preferred stock, and, in consideration therefor, the Company (i) issued 21,582,800 additional shares of common stock to the Investor, and (ii) paid the Investor $105.0 million in cash. On January 19, 2021, the Company filed a Certificate of Elimination of 8.00% Series A Convertible Preferred Stock with the Secretary of State of the State of Delaware to eliminate the Certificate of Designations of the 8.00% Series A Convertible Preferred Stock. The consideration paid to induce the conversion was recorded as a dividend of $592.3 million and reduced income available to common shareholders in our earnings per share calculation. The dividend was calculated as the cash paid of $105.0 million plus the fair value on the conversion date of the additional 21,582,800 shares of common stock issued as consideration for the conversion.

The following summarizes the preferred stock activity for the six months ended June 30, 2021 (in millions, except per share data):

	Preferred Stock
	Shares Issued and Outstanding	Carrying Value
Balance at December 31, 2020	288,497	$251.5
Dividends paid/accrued dividends	5,769	—
Conversion of preferred stock	(294,266)	(251.5)
Balance at June 30, 2021	—	$—

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

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
Diluted net income per share is calculated using the more dilutive of the if-converted or the two-class method. For the six months ended June 30, 2021 and the three and six months ended June 30, 2020, the two-class method was more dilutive and was computed by adjusting the denominator used in the basic net income per share computation by potentially dilutive securities outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options and shares issuable upon vesting of RSUs and PBRSUs.
Basic and diluted net income (loss) per common share are calculated as follows (in millions, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic EPS:
Net income	$18.4	$15.1	$44.2	$33.3
Less dividends on preferred shares (1)	—	(5.6)	(592.3)	(11.0)
Less income allocated to preferred shareholders	—	(4.7)	—	(11.0)
Net income (loss) available/(allocated) to common shareholders - basic	$18.4	$4.8	$(548.1)	$11.3
Diluted EPS:
Net income	$18.4	$15.1	$44.2	$33.3
Less dividends on preferred shares (1)	—	(5.6)	(592.3)	(11.0)
Less income allocated to preferred shareholders	—	(3.8)	—	(8.9)
Net income (loss) available/(allocated) to common shareholders - diluted	$18.4	$5.7	$(548.1)	$13.4
Basic weighted-average common shares	268,251,790	115,067,552	253,850,972	114,754,298
Add: Effect of dilutive equity awards	6,551,978	10,608,629	—	11,198,960
Add: Effect of dilutive warrants	46,029,145	40,211,783	—	41,856,066
Diluted weighted average common shares	320,832,913	165,887,964	253,850,972	167,809,324
Net income (loss) per common share (basic)	$0.07	$0.04	$(2.16)	$0.10
Net income (loss) per common share (diluted)	$0.06	$0.03	$(2.16)	$0.08
(1) The 2021 dividend on preferred shares includes amounts related to the conversion of the preferred shares. See Note 15, 8.00% Series A Convertible Preferred Stock, for more information.
Because of their anti-dilutive effect, 386,079 and 14,606,241 common share equivalents comprised of stock options, PBRSUs, and RSUs have been excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2021, respectively. Additionally, for the six months ended June 30, 2021, the Investor's and IHC Health Services, Inc.’s (“Intermountain”) exercisable warrants to acquire up to 40.5 million and 1.5 million shares, respectively, of the Company's common stock have been excluded from the diluted earnings per share calculation because they are anti-dilutive.
For the three and six months ended June 30, 2020, 322,512 and 250,279 common share equivalents have been excluded from the diluted earnings per share calculation because of their anti-dilutive effect.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
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

On April 13, 2021 and April 19, 2021, respectively, certain purported stockholders of the Company filed two complaints in the Delaware Court of Chancery regarding the Company’s January 15, 2021 recapitalization transaction with TCP-ASC. Both complaints allege that TCP-ASC, Ascension, and TowerBrook controlled the Company and breached their fiduciary duties by using that alleged control to force the Company to overpay in redeeming TCP-ASC’s preferred stock as part of the recapitalization transaction. The plaintiffs seek an unspecified amount of damages against TCP-ASC, Ascension, and TowerBrook. The plaintiffs also allege that the Company and TCP-ASC entered into amendments to the Investor Rights Agreement that the plaintiffs contend contains provisions that are void under the Company’s charter, bylaws, and the Delaware General Corporation Law. The plaintiffs seek a declaratory judgment that these amendments are invalid, as well as attorneys’ fees and costs. The Company believes that it has meritorious defenses to all claims against the Company and intends to vigorously defend itself against these claims.
18. Related Party Transactions
This note encompasses transactions between Ascension and its affiliates, including AMITA Health, and the Company pursuant to the A&R MPSA, including all supplements, amendments, and other documents entered into in connection therewith. For further details on the Company's agreements with Ascension, see Note 1 and Note 18 of the Company's 2020 Form 10-K.
Net services revenue from services provided to Ascension included in the Company’s consolidated statements of operations were (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Ascension	$218.4	$206.4	$433.9	$414.8
Amounts included in the Company's consolidated balance sheets for Ascension are (in millions):

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements

	June 30, 2021	December 31, 2020
Accounts receivable, net of $0.1 million and $0.1 million allowance - related party	$31.9	$30.9

Current portion of customer liabilities	$6.7	$15.3
Non-current portion of customer liabilities	$16.4	$16.3
Total customer liabilities	$23.1	$31.6

Since Ascension is the Company's largest customer, a significant percentage of the Company's cost of services is associated with providing services to Ascension. However, due to the nature of the Company's global business services and information technology operations, it is impractical to assign the dollar amount associated with services provided to Ascension.

On May 27, 2021 and May 28, 2021, the Company issued 16,750,000 shares of common stock to TCP-ASC upon the cashless exercise of a warrant to purchase 19,535,145 shares of common stock at an exercise price of $3.50 per share based upon a market value of $24.54 to $24.64 per share as determined under the terms of the warrant.
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

	June 30, 2021	December 31, 2020
Prepaid expenses and other current assets	$3.1	$4.5
Other assets	21.9	19.6
Total deferred contract costs	$25.0	$24.1
The associated assets are amortized as services are transferred to the customer over the remaining life of the contracts. For the three and six months ended June 30, 2021, total amortization was $1.0 million and $2.2 million, respectively, and there were no associated impairment losses. For the three and six months ended June 30, 2020, total amortization was $1.2 million and $2.3 million, respectively and there were no associated impairment losses.
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
Healthcare providers affiliated with Ascension have accounted for a significant portion of the Company’s net services revenue each year since the Company’s formation. For the three months ended June 30, 2021 and 2020, net services revenue from healthcare organizations affiliated with Ascension accounted for 62% and 66% of the Company's total net services revenue, respectively. For the six months ended June 30, 2021 and 2020, net services revenue from Ascension accounted for 62% and 65%, respectively. The loss of customers within the Ascension health system could have a material adverse impact on the Company’s operations. For the three months ended June 30, 2021 and 2020, Intermountain accounted for 13% and 14% of the Company's total net services revenue, respectively. For the six months ended June 30, 2021 and 2020, Intermountain accounted for 14% and 15% of the Company’s total net services revenue, respectively.

R1 RCM Inc.
Notes to Unaudited Consolidated Financial Statements
As of June 30, 2021 and December 31, 2020, the Company had a concentration of credit risk with Ascension accounting for 25% of accounts receivable.
21. Derivative Financial Instruments

The Company utilizes cash flow hedges to manage its currency risk arising from its global delivery resources and to reduce variability in interest cash flows from its outstanding debt. As of June 30, 2021, the Company has recorded $0.2 million of unrealized gains and $1.5 million of unrealized losses in accumulated other comprehensive income for the foreign currency hedges and interest rate swaps, respectively. The Company estimates that $0.2 million of gains and $1.3 million of losses reported in accumulated other comprehensive income are expected to be reclassified into earnings within the next 12 months for the foreign currency hedges and interest rate swaps, respectively. The amounts related to foreign currency hedges that were reclassified into cost of services were a net gain of $0.2 million and $0.6 million during the three and six month periods ended June 30, 2021, respectively, and a net loss of $0.6 million and $0.7 million during the three and six month periods ended June 30, 2020, respectively. The amounts related to the interest rate swaps that were reclassified into interest expense were a net loss of $0.3 million and $0.8 million during the three and six month periods ended June 30, 2021, respectively, and a net loss of $0.4 million and $0.3 million during the three and six month periods ended June 30, 2020, respectively.

The Company classifies cash flows from its derivative programs as cash flows from operating activities in the consolidated statements of cash flows. As of June 30, 2021, the Company’s currency forward contracts have maturities extending no later than March 31, 2022. The Company's interest rate swaps extend no later than August of 2022.

As of June 30, 2021, the notional amounts of the Company's open foreign currency forward contracts and interest rate swaps were approximately $67.5 million and $100.0 million, respectively. As of December 31, 2020, the notional amounts of the Company's open foreign currency forward contracts and interest rate swaps were approximately $55.9 million and $200.0 million, respectively. As of June 30, 2021, the Company held no derivatives, or non-derivative hedging instruments, that were designated in fair value or net investment hedges. Fair values for derivative financial instruments are based on prices computed using third-party valuation models and are classified as Level 2 in accordance with the three-level hierarchy of fair value measurements.
22. Subsequent Events

Amended and Restated Senior Credit Agreement

In conjunction with the closing of the VisitPay Acquisition, the Company entered into the A&R Credit Agreement with Bank of America, N.A., as administrative agent, and the lenders named therein, governing the Company’s amended and restated senior secured credit facilities, consisting of a $700.0 million senior secured term loan and a $450.0 million senior secured revolving credit facility. Upon closing, the aggregate borrowings incurred under the senior secured revolving credit facility were $120.0 million. The proceeds from the A&R Credit Agreement, in addition to cash on hand, were used to (1) to refinance, in full, all existing indebtedness under the Credit Agreement, and amend and restate all commitments thereunder (the “Refinancing”), (2) to pay certain fees and expenses incurred in connection with the entry into the A&R Credit Agreement and the Refinancing, and (3) to fund the VisitPay Acquisition, and to pay the fees, premiums, expenses and other transaction costs incurred in connection therewith; and in the future, will be used to finance working capital needs of the Company and its subsidiaries for general corporate purposes.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, that involve substantial risks and uncertainties. These statements are often identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “designed,” “may,” “plan,” “predict,” “project,” “would,” and similar expressions or variations. These forward-looking statements include, among other things, statements about the potential impacts of the COVID-19 pandemic, our strategic initiatives, our capital plans, our costs, our ability to successfully deliver on our commitments to our customers, our ability to deploy new business as planned, our ability to successfully implement new technologies, our future financial performance, and our liquidity. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the severity, magnitude, and duration of the COVID-19 pandemic; responses to the pandemic by the government and healthcare providers and the direct and indirect impacts of the pandemic on our customers and personnel; the disruption of national, state, and local economies as a result of the pandemic; the impact of the pandemic on our financial results, including possible lost revenue and increased expenses; as well as those discussed elsewhere in this Report, and those set forth in Part I, Item 1A of the 2020 Form 10-K and our other filings with the SEC. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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

Our primary service offering consists of end-to-end RCM services for health systems, hospitals, and physician groups, which we deploy through an operating partner relationship or a co-managed relationship. Under an operating partner relationship, we provide comprehensive revenue cycle infrastructure to providers, including all revenue cycle personnel, technology solutions, and process workflow. Under a co-managed relationship, we leverage our customers’ existing RCM staff and processes, and supplement them with our infused management, subject matter specialists, proprietary technology solutions, and other resources. Under the operating partner model, we record higher revenue and expenses due to the fact that almost all of the revenue cycle personnel are our employees and more third-party vendor contracts are controlled by us. Under the co-managed model, the majority of the revenue cycle personnel and more third-party vendor contracts remain with the customer and those costs are netted against our co-managed revenue. For the six months ended June 30, 2021 and 2020, substantially all of our net operating and incentive fees from end-to-end RCM services were generated under the operating partner model.

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
SCI Solutions, Inc. Acquisition

On April 1, 2020, we completed the acquisition of scheduling.com, Inc. d/b/a SCI Solutions, Inc. (“SCI”) pursuant to a stock purchase agreement dated as of January 9, 2020 (the “Stock Purchase Agreement”), by and among the Company, Clearsight Intermediate Holdings, Inc. (“Clearsight Holdings”) and Clearsight Group Holdings, LLC (the “Seller”) (the “SCI Acquisition”). At the closing of the transaction, we purchased from the Seller all of the issued and outstanding equity interests of Clearsight Holdings, which owns all of the issued and outstanding equity interests of SCI. SCI is a leading provider of software-as-a-service (“SaaS”)-based scheduling and patient access solutions. SCI’s platform streamlines the patient and provider experience, creating efficient care networks where health systems’ capacity is digitally and conveniently accessible to all market constituents. The combination of R1 and SCI is expected to deliver enhanced value for healthcare providers by enabling them to expand digital front door strategies for their patients, improve operating efficiency, and increase capacity utilization, among other benefits. The aggregate purchase price consisted of $190.0 million in cash, adjusted pursuant to the Stock Purchase Agreement for cash and working capital. The agreement also contained an earn-out of $10.0 million for meeting certain financial and operational targets. The earn-out was paid out in full in the second quarter of 2021.

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

Emergency Medical Services Disposition

On October 30, 2020, we disposed of the emergency medical services (“EMS”) business, including EMS Revenue Cycle Management and Electronic Patient Care Reporting, for $140.0 million, inclusive of a $5.0 million hold-back amount subject to the completion of certain transition services, to be paid approximately one year from the date of the disposition. We recognized a gain on the sale of $55.7 million, which was subject to customary working capital adjustments.

VisitPay Acquisition

On July 1, 2021, we completed the acquisition of iVinci Partners, LLC d/b/a VisitPay (“VisitPay”) pursuant to an Agreement and Plan of Merger dated as of May 3, 2021 by and among the Company, iVinci Partners, LLC, Vine Merger Sub, LLC, Flare Capital Partners I, L.P., Flare Capital Partners Investment Company, and Vine Sellers’ Representative, LLC (the “VisitPay Acquisition”). We acquired VisitPay for approximately $298.0 million in cash, subject to customary adjustments for working capital, cash, and debt. The Company funded the VisitPay Acquisition and related fees and expenses with the proceeds from additional borrowings and cash on hand.

In conjunction with the closing, we entered into an amended and restated senior credit agreement (the “A&R Credit Agreement”) with Bank of America, N.A., as administrative agent, and the lenders named therein, governing the Company’s amended and restated senior secured credit facilities, consisting of a $700.0 million senior secured term loan and a $450.0 million senior secured revolving credit facility. Upon closing, the aggregate borrowings incurred under the senior secured revolving credit facility were $120.0 million.The proceeds from the A&R Credit Agreement were used, in addition to cash on hand, (1) to refinance, in full, all existing indebtedness under the Credit Agreement, and amend and restate all commitments thereunder (the “Refinancing”), (2) to pay certain fees and expenses incurred in connection with the entry into the A&R Credit Agreement and the Refinancing, and (3) to fund the VisitPay Acquisition, and to pay the fees, premiums, expenses and other transaction costs incurred in connection therewith; and in the future, will be used to finance working capital needs of the Company and its subsidiaries for general corporate purposes.

Coronavirus Pandemic

On January 31, 2020, the Secretary of Health and Human Services (“HHS”) announced a determination that a Public Health Emergency existed in the U.S. as a result of the 2019 Novel Coronavirus (hereafter, “COVID-19”). Since that time, HHS has repeatedly renewed its determination of the Public Health Emergency, most recently as of July 19, 2021. Further, in March 2020, the World Health Organization characterized COVID-19 as a pandemic and that characterization remains in place. In turn, and based on continuously updated international, federal, state, and local guidelines, certain restrictions on businesses and travel remain in place, varying by locality, and cannot be reasonably predicted.

Given the ongoing challenges associated with efforts to contain the spread of COVID-19 and related business impact for our customers, we initiated a number of actions in 2020 that have continued in 2021 to ensure (1) the health, safety, and well-being of our workforce; (2) uninterrupted and, in many respects, expanded support for our customers and the patients and communities they serve; and (3) business and operational continuity. Among our specific actions to support our workforce, we have maintained our work-from-home model for more than 15,000 global employees, offered zero out-of-pocket cost for COVID-19 testing and telemedicine visits, offered mental wellness programming, and recently launched the R1 Cares vaccination support program for our India workforce. In addition, we have continued to deliver customer support that includes: our PX mobile patient registration technology which reduces risk of patient and R1 staff exposure and preserves the use of critical personal protective equipment for clinical staff; reporting to allow for detailed COVID-19 order tracking, scheduling, and follow-up; in-depth regulatory resource guidance and content to aid our customers in navigating a rapidly developing and changing series of healthcare regulations during the public health emergency; and providing operational best practices for implementation and revenue cycle management of telehealth services. We continue to track new COVID-19 variants and monitor and assess the current situation and guidance both locally and globally, and may adjust the above efforts as needed based on our ongoing assessment.

Due to the impact of the pandemic, there continues to be decreased patient volumes for our customers. Corresponding to the decreased volume, we anticipate that our second half 2021 revenues on average will be modestly below pre-COVID amounts. Given the continued uncertainty of the pandemic, we cannot reasonably predict when volumes will return to their pre-COVID levels. The impact of the COVID-19 pandemic is fluid and continues to evolve. We cannot predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted. However, we continue to assess its impact on our business and continue to actively manage our response. For further details on the potential impact of COVID-19 on our business, refer to “Risk Factors,” in Part II, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
CONSOLIDATED RESULTS OF OPERATIONS
The following table provides consolidated operating results and other operating data for the periods indicated:

	Three Months Ended June 30,		2021 vs. 2020 Change		Six Months Ended June 30,		2021 vs. 2020 Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(In millions except percentages)
Consolidated Statement of Operations Data:
Net operating fees	$285.2	$287.8	$(2.6)	(1)%	$571.3	$568.7	$2.6	—%
Incentive fees	37.5	1.3	36.2	n.m.	66.5	18.1	48.4	267%
Other	30.7	25.6	5.1	20%	58.2	48.4	9.8	20%
Net services revenue	353.4	314.7	38.7	12%	696.0	635.2	60.8	10%
Operating expenses:
Cost of services	287.0	248.3	38.7	16%	554.2	502.2	52.0	10%
Selling, general and administrative	29.0	23.3	5.7	24%	54.6	48.8	5.8	12%
Other expenses	9.8	18.0	(8.2)	(46)%	22.8	26.7	(3.9)	(15)%
Total operating expenses	325.8	289.6	36.2	13%	631.6	577.7	53.9	9%
Income from operations	27.6	25.1	2.5	10%	64.4	57.5	6.9	12%
Net interest expense	3.4	4.8	(1.4)	(29)%	7.3	8.6	(1.3)	(15)%
Net income before income tax provision	24.2	20.3	3.9	19%	57.1	48.9	8.2	17%
Income tax provision	5.8	5.2	0.6	12%	12.9	15.6	(2.7)	(17)%
Net income	$18.4	$15.1	$3.3	22%	$44.2	$33.3	$10.9	33%

Adjusted EBITDA (1)	$78.8	$65.3	$13.5	21%	$159.2	$126.9	$32.3	25%
n.m. - not meaningful

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
Reconciliation of GAAP and Non-GAAP Measures
The following table represents a reconciliation of adjusted EBITDA to net income, the most closely comparable GAAP measure, for each of the periods indicated:

	Three Months Ended June 30,		2021 vs. 2020 Change		Six Months Ended June 30,		2021 vs. 2020 Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(In millions except percentages)
Net income	$18.4	$15.1	$3.3	22%	$44.2	$33.3	$10.9	33%
Net interest expense	3.4	4.8	(1.4)	(29)%	7.3	8.6	(1.3)	(15)%
Income tax provision	5.8	5.2	0.6	12%	12.9	15.6	(2.7)	(17)%
Depreciation and amortization expense	17.6	17.9	(0.3)	(2)%	35.5	33.6	1.9	6%
Share-based compensation expense (1)	23.8	4.3	19.5	453%	36.5	9.1	27.4	301%
Other expenses (2)	9.8	18.0	(8.2)	(46)%	22.8	26.7	(3.9)	(15)%
Adjusted EBITDA (non-GAAP)	$78.8	$65.3	$13.5	21%	$159.2	$126.9	$32.3	25%
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
(2)        Other expenses consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Severance and related employee benefits	$0.3	$1.9	$1.8	$3.0
Strategic initiatives (a)	1.9	8.5	8.4	11.7
Facility-exit charges (b)	1.4	4.5	2.9	4.9
Other (c)	6.2	3.1	9.7	7.1
Total other expenses	$9.8	$18.0	$22.8	$26.7

(a) Costs related to evaluating, pursuing, and integrating acquisitions, performing portfolio and capital structure analyses and transactions, and other inorganic business projects as part of the Company’s growth strategy. Costs include vendor spend, employee time and expenses spent on activities, severance and retention amounts associated with integration activities, and changes to contingent consideration related to acquisitions. For the three and six months ended June 30, 2021, $0.0 million and $0.5 million of contingent consideration changes were included, respectively.
(b) As part of evaluating our footprint, we have exited certain leased facilities. Costs include asset impairment charges and other costs related to exited leased facilities.
(c) For the three and six months ended June 30, 2021, other includes $2.7 million and $4.4 million, respectively, of expenses related to the COVID-19 pandemic, inclusive of appreciation bonuses for the Company’s front-line employees, pandemic response mobilization efforts, telemedicine and testing costs for employees, and other costs related to the COVID-19 pandemic. For the three and six months ended June 30, 2020, includes $2.7 million and $5.3 million, respectively, of expenses related to the COVID-19 pandemic.
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Net Services Revenue
Net services revenue increased by $38.7 million, or 12%, from $314.7 million for the three months ended June 30, 2020, to $353.4 million for the three months ended June 30, 2021. The increase was largely driven by improvement in incentive fees, primarily due to COVID-19 recovery.
Cost of Services
Cost of services increased by $38.7 million, or 16%, from $248.3 million for the three months ended June 30, 2020, to $287.0 million for the three months ended June 30, 2021. The increase in cost of services was primarily driven by the SCI and RevWorks acquisitions, costs associated with onboarding new customers in the last twelve months, and an increase in share-based compensation.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $5.7 million, or 24%, from $23.3 million for the three months ended June 30, 2020, to $29.0 million for the three months ended June 30, 2021. The increase was primarily driven by increased share-based compensation expense and costs associated with customer contracting activities.

Other Expenses
Other expenses decreased by $8.2 million, or 46%, from $18.0 million for the three months ended June 30, 2020, to $9.8 million for the three months ended June 30, 2021. The decrease was primarily due to reduced strategic initiative expenses.
Income Tax Provision
Income tax expense increased by $0.6 million from $5.2 million for the three months ended June 30, 2020, to $5.8 million for the three months ended June 30, 2021, primarily due to higher pre-tax income and higher non-deductible expenses, partially offset by higher discrete benefits. Our effective tax rate (including discrete items) was approximately 24% and 26% for the three months ended June 30, 2021 and 2020, respectively. The interim tax accounting guidance requires the use of the estimated Annual Effective Tax Rate (“AETR”) based on a full year of forecasted income and tax expense/(benefit) applied to year to date income/(loss). Our tax rate is also affected by discrete items that may occur in any given year, but are not necessarily consistent from year to year.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Net Services Revenue
Net services revenue increased by $60.8 million, or 10%, from $635.2 million for the six months ended June 30, 2020, to $696.0 million for the six months ended June 30, 2021. The increase was largely driven by higher incentive fees, primarily due to COVID-19 recovery.
Cost of Services
Cost of services increased by $52.0 million, or 10%, from $502.2 million for the six months ended June 30, 2020, to $554.2 million for the six months ended June 30, 2021. The increase in cost of services was primarily driven by the SCI and RevWorks acquisitions, costs associated with onboarding new customers in the last twelve months, and an increase in share-based compensation.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $5.8 million, or 12%, from $48.8 million for the six months ended June 30, 2020, to $54.6 million for the six months ended June 30, 2021. The increase was primarily driven by increased share-based compensation expense and costs associated with customer contracting activities, partially offset by favorability in other corporate expenses.
Other Expenses
Other expenses decreased by $3.9 million, or 15%, from $26.7 million for the six months ended June 30, 2020, to $22.8 million for the six months ended June 30, 2021. The decrease was primarily due to reduced strategic initiative expenses.
Income Tax Provision
Income tax expense decreased by $2.7 million from $15.6 million for the six months ended June 30, 2020, to $12.9 million for the six months ended June 30, 2021, primarily due to higher discrete benefits. Our effective tax rate (including discrete items) was approximately 23% and 32% for the six months ended June 30, 2021 and 2020, respectively. The interim tax accounting guidance requires the use of the estimated Annual Effective Tax Rate (“AETR”) based on a full year of forecasted income and tax expense/(benefit) applied to year to date income/(loss). Our tax rate is also affected by discrete items that may occur in any given year, but are not necessarily consistent from year to year.

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
Liquidity and Capital Resources
Our primary sources of liquidity include our cash and cash equivalents, cash flows from operations, and borrowings under our Credit Agreement. As of June 30, 2021 and December 31, 2020, we had cash and cash equivalents of $164.9 million and $173.8 million, respectively. The primary driver for the decreased cash position at June 30, 2021 was the payment made related to the conversion of the preferred stock, offset by cash inflows from operations.
As of June 30, 2021, our Credit Agreement included a senior secured revolving credit facility (the “Senior Revolver”) with a total capacity of $100.0 million. As of June 30, 2021, we had drawn $70.0 million, issued $0.5 million in letters of credit, and had $29.5 million remaining under the Senior Revolver. As of December 31, 2020, we had drawn $70.0 million, issued $0.0 million in letters of credit, and had $30.0 million remaining under the Senior Revolver. See Note 11, Debt, to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on our Credit Agreement. As of June 30, 2021 we had total available liquidity of $194.4 million reflecting our cash and cash equivalents as well as remaining availability under our revolver.
Concurrent with the close of the VisitPay Acquisition on July 1, 2021, we entered into the A&R Credit Agreement, consisting of a $700.0 million senior secured term loan and a $450.0 million senior secured revolving credit facility. Upon closing, the aggregate borrowings incurred under the senior secured revolving credit facility were $120.0 million. Taking into account cash paid for the VisitPay Acquisition and additional borrowing capacity under the A&R Credit Agreement, our liquidity as of July 1, 2021 was approximately $470.0 million.
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

We expect cash and cash equivalents, cash flows from operations, and our availability under the revolver in the A&R Credit Agreement to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, including debt maturities and material capital expenditures, for at least the next 12 months. The extent to which COVID-19 will ultimately impact our results will depend on future developments, but could adversely impact our business, results of operations, and liquidity in future periods.
Cash flows from operating, investing, and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Six Months Ended June 30,
	2021	2020
	(In millions)
Net cash provided by operating activities	$128.5	$45.3
Net cash used in investing activities	$(15.8)	$(220.1)
Net cash (used in) provided by financing activities	$(121.5)	$207.6
Cash Flows from Operating Activities
Cash provided by operating activities increased by $83.2 million from $45.3 million for the six months ended June 30, 2020, to $128.5 million for the six months ended June 30, 2021. Cash provided by operating activities increased due to increased net income of $10.9 million, inclusive of an increase in share-based compensation expense of $27.4 million which is a non-cash item, and a smaller cash bonus pay-out related to the 2020 bonus plan compared to the 2019 bonus plan.
Cash Used in Investing Activities
Cash used in investing activities primarily includes our investments in property, equipment and software and our inorganic growth initiatives. Outflows for significant acquisitions are typically offset by cash inflows from financing activities related to obtaining new debt.
Cash used in investing activities decreased by $204.3 million from $220.1 million for the six months ended June 30, 2020, to $15.8 million for the six months ended June 30, 2021. Cash used in investing activities for the six months ended June 30, 2020 included the purchase of SCI. Additionally, cash use decreased due to timing of payments for property, equipment and software.
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
Cash used in financing activities increased by $329.1 million from cash provided of $207.6 million for the six months ended June 30, 2020, to cash used of $121.5 million for the six months ended June 30, 2021. For the six months ended June 30, 2020, cash was provided through new borrowings made under the Credit Agreement in conjunction with our acquisition of SCI. For the six months ended June 30, 2021, there were no additional borrowings under the Credit Agreement, and additionally we made a payment in conjunction with the conversion of the preferred stock, which together drove the overall change in cash flows from financing activities.

Debt and Financing Arrangements
On June 26, 2019, we entered into a senior credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and the lenders named therein, for senior secured credit facilities (the “Senior Secured Credit Facilities”), consisting of a $325.0 million senior secured term loan facility (the “Senior Term Loan”) issued at 99.66% of par and a $100.0 million senior secured revolving credit facility (the “Senior Revolver”). On April 1, 2020, we drew an additional $191.1 million in conjunction with Amendment No. 1 to the Credit Agreement (the “Amendment”) on the same terms as our existing Senior Term Loan provided under the Credit Agreement. As of June 30, 2021, we had $471.7 million outstanding on our term loan facilities and had drawn $70.0 million on our Senior Revolver, with $29.5 million of availability remaining. The term loans required quarterly payments, and bore interest at a floating rate, which was 2.35% at June 30, 2021.

The Credit Agreement contained a number of financial and non-financial covenants. We were required to maintain minimum consolidated total net leverage and consolidated interest coverage ratios. The Company was in compliance with all of the covenants in the Credit Agreement as of June 30, 2021.

See Note 11, Debt, to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
On July 1, 2021, in conjunction with the closing of the VisitPay Acquisition, we entered into the A&R Credit Agreement with Bank of America, N.A., as administrative agent, and the lenders named therein, governing the Company’s amended and restated senior secured credit facilities, consisting of a $700.0 million senior secured term loan facility and a $450.0 million senior secured revolving credit facility. Upon closing, the aggregate borrowings incurred under the senior secured revolving credit facility were $120.0 million.

CONTRACTUAL OBLIGATIONS

The following table presents a summary of our contractual obligations as of June 30, 2021 (in millions):

	2021	2022	2023	2024	2025	2026	Thereafter	Total
Operating leases (1)	$8.8	$15.6	$14.8	$15.1	$15.1	$11.9	$21.9	$103.2
Purchase obligations (2)	$29.1	$43.1	$41.9	$27.8	$24.7	$11.4	$—	$178.0
Debt obligations	$19.4	$38.7	$45.2	$438.4	$—	$—	$—	$541.7
Interest on debt	$7.1	$13.0	$11.2	$5.0	$—	$—	$—	$36.3
Total	$64.4	$110.4	$113.1	$486.3	$39.8	$23.3	$21.9	$859.2

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
Interest Rate Sensitivity. Our results of operations and cash flows are subject to fluctuations due to changes in interest rates due to our debt and banking arrangements, which can result in fluctuations in our interest income and expense. As of June 30, 2021, we have hedged $100.0 million of our $541.7 million outstanding floating rate debt to a fixed rate of 1.4% plus the applicable spread defined in the Credit Agreement. The remaining $441.7 million outstanding is subject to an average variable rate of 2.35% as of June 30, 2021. Assuming the current level of borrowings, a one percentage point increase or decrease in interest rates would increase or decrease our annual interest expense by approximately $4.4 million.

Our interest income is primarily generated from variable rate interest earned on operating cash accounts.
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee because a portion of our operating expenses are incurred by our subsidiary in India and are denominated in Indian rupees. We do not generate significant revenues outside of the United States. For each of the six months ended June 30, 2021 and 2020, 9% of our expenses were denominated in foreign currencies. As of June 30, 2021 and 2020, we had net assets of $59.7 million and $48.1 million in foreign entities, respectively. Before the impact of our foreign currency hedging activities discussed below, the reduction in earnings from a 10% change in foreign currency spot rates would be $6.4 million and $5.8 million at June 30, 2021 and 2020, respectively.
For designated cash flow hedges, gains and losses currently recorded in accumulated other comprehensive loss will be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as cost of services. As of June 30, 2021, it was anticipated that approximately $0.1 million of gains, net of tax, currently recorded in accumulated other comprehensive loss will be reclassified into cost of services within the next 12 months.

We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $6.2 million as of June 30, 2021.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Unregistered Sale of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated:

Period	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (in millions) (2)
April 1, 2021 through April 30, 2021	60,644	$24.98	—	$49.0
May 1, 2021 through May 31, 2021	107,115	$27.28	—	$49.0
June 1, 2021 through June 30, 2021	73	$22.06	—	$49.0

(1)	Includes the surrender of shares of our common stock related to employees’ tax withholding upon vesting of restricted stock. See Note 12, Share-Based Compensation, to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
(2)	On November 13, 2013, the Board authorized the repurchase of up to $50.0 million of our common stock from time to time in the open market or in privately negotiated transactions (the “2013 Repurchase Program”). The timing and amount of any shares repurchased under the 2013 Repurchase Program will be determined by our management based on its evaluation of market conditions and other factors. The 2013 Repurchase Program may be suspended or discontinued at any time.

Item 6.	Exhibits

The following are filed or incorporated by reference as a part of this Quarterly Report on Form 10-Q:

(a)

Exhibit Number	Exhibit Description
10.1+	Amendment No. 5 to the Amended & Restated Master Professional Services Agreement between the Registrant and Ascension Health effective May 1, 2021
10.2	R1 RCM Inc. Third Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K (file No. 001-34746) filed on May 21, 2021)
10.3
Amended and Restated Credit Agreement, dated as of July 1, 2021, by and among R1 RCM Inc., the other parties party thereto as Credit Parties (as defined therein), Bank of America, N.A., as administrative agent and the financial institutions party thereto as lenders

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
Date: August 3, 2021