Form 10-Q
period 2021-09-30
R1 RCM INC.
filed 2021-11-02
CIK 1472595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2021
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of October 29, 2021, the registrant had 277,604,245 shares of common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1.CONSOLIDATED FINANCIAL STATEMENTS

R1 RCM Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	(Unaudited)
	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$158.7	$173.8
Accounts receivable, net of $2.3 million and $3.7 million allowance	113.8	91.3
Accounts receivable, net of $0.1 million and $0.1 million allowance - related party	29.2	30.9
Prepaid expenses and other current assets	62.9	59.4
Total current assets	364.6	355.4
Property, equipment and software, net	99.3	93.7
Operating lease right-of-use assets	57.4	57.8
Intangible assets, net	272.4	171.1
Goodwill	551.9	375.3
Non-current deferred tax assets	55.8	73.7
Non-current portion of restricted cash equivalents	0.5	1.0
Other assets	81.5	61.0
Total assets	$1,483.4	$1,189.0
Liabilities
Current liabilities:
Accounts payable	$22.5	$18.2
Current portion of customer liabilities	51.7	16.7
Current portion of customer liabilities - related party	7.6	15.3
Accrued compensation and benefits	86.6	51.9
Current portion of operating lease liabilities	11.8	12.2
Current portion of long-term debt	17.5	32.3
Other accrued expenses	59.7	59.7
Total current liabilities	257.4	206.3
Non-current portion of customer liabilities	4.4	—
Non-current portion of customer liabilities - related party	15.9	16.3
Non-current portion of operating lease liabilities	64.0	71.0
Long-term debt	779.1	519.7
Other non-current liabilities	28.5	36.3
Total liabilities	1,149.3	849.6

8.00% Series A convertible preferred stock, par value $0.01, no shares authorized, issued or outstanding as of September 30, 2021; 370,000 shares authorized, 288,497 shares issued and outstanding as of December 31, 2020 (aggregate liquidation value of $294.3)	—	251.5
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 295,885,508 shares issued and 277,492,322 shares outstanding at September 30, 2021; 137,812,559 shares issued and 121,144,038 shares outstanding at December 31, 2020	3.0	1.4
Additional paid-in capital	613.7	393.7
Accumulated deficit	(100.3)	(161.5)
Accumulated other comprehensive loss	(6.6)	(6.5)
Treasury stock, at cost, 18,393,186 shares as of September 30, 2021; 16,668,521 shares as of December 31, 2020	(175.7)	(139.2)
Total stockholders’ equity	334.1	87.9
Total liabilities and stockholders’ equity	$1,483.4	$1,189.0
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net services revenue ($227.5 million and $661.4 million for the three and nine months ended September 30, 2021, respectively, and $193.4 million and $608.2 million for the three and nine months ended September 30, 2020, respectively, from related party)	$379.7	$307.2	$1,075.7	$942.4
Operating expenses:
Cost of services	304.0	255.2	858.2	757.4
Selling, general and administrative	33.2	25.7	87.8	74.5
Other expenses	11.4	15.7	34.2	42.4
Total operating expenses	348.6	296.6	980.2	874.3
Income from operations	31.1	10.6	95.5	68.1
Net interest expense	6.5	4.4	13.8	13.0
Income before income tax provision	24.6	6.2	81.7	55.1
Income tax provision	7.6	1.0	20.5	16.6
Net income	$17.0	$5.2	$61.2	$38.5
Net income (loss) per common share:
Basic	$0.06	$—	$(2.03)	$0.10
Diluted	$0.05	$—	$(2.03)	$0.08
Weighted average shares used in calculating net income (loss) per common share:
Basic	278,655,269	115,976,377	262,209,929	115,164,631
Diluted	320,617,086	115,976,377	262,209,929	171,178,086
Consolidated statements of comprehensive income
Net income	$17.0	$5.2	$61.2	$38.5
Other comprehensive income (loss):
Net change on derivatives designated as cash flow hedges, net of tax	0.5	1.1	0.9	(2.5)
Foreign currency translation adjustments	—	1.4	(1.0)	(0.9)
Total other comprehensive income (loss), net of tax	$0.5	$2.5	$(0.1)	$(3.4)
Comprehensive income	$17.5	$7.7	$61.1	$35.1

Basic:
Net income	$17.0	$5.2	$61.2	$38.5
Less dividends on preferred shares	—	(5.6)	(592.3)	(16.6)
Less income allocated to preferred shareholders	—	—	—	(10.9)
Net income (loss) available/allocated to common shareholders - basic	$17.0	$(0.4)	$(531.1)	$11.0
Diluted:
Net income	$17.0	$5.2	$61.2	$38.5
Less dividends on preferred shares	—	(5.6)	(592.3)	(16.6)
Less income allocated to preferred shareholders	—	—	—	(8.7)
Net income (loss) available/allocated to common shareholders - diluted	$17.0	$(0.4)	$(531.1)	$13.2
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In millions, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	137,812,559	$1.4	(16,668,521)	$(139.2)	$393.7	$(161.5)	$(6.5)	$87.9
Share-based compensation expense	—	—	—	—	12.8	—	—	12.8
Issuance of common stock related to share-based compensation plans	6,497	—	—	—	—	—	—	—
Issuance of common stock	324,212	—	—	—	7.0	—	—	7.0
Exercise of vested stock options	539,795	—	—	—	3.5	—	—	3.5
Acquisition of treasury stock related to share-based compensation plans	—	—	(2,201)	—	—	—	—	—
Net change on derivatives designated as cash flow hedges, net of tax of $0.2 million	—	—	—	—	—	—	0.5	0.5
Foreign currency translation adjustments	—	—	—	—	—	—	(0.4)	(0.4)
Conversion of preferred shares	117,706,400	1.2	—	—	250.3	—	—	251.5
Inducement dividend	—	—	—	—	(592.3)	—	—	(592.3)
Issuance of common stock related to inducement	21,582,800	0.2	—	—	487.1	—	—	487.3
Net income	—	—	—	—	—	25.8	—	25.8
Balance at March 31, 2021	277,972,263	$2.8	(16,670,722)	$(139.2)	$562.1	$(135.7)	$(6.4)	$283.6
Share-based compensation expense	—	—	—	—	24.0	—	—	24.0
Issuance of common stock related to share-based compensation plans	539,884	—	—	—	—	—	—	—
Exercise of vested stock options	396,250	—	—	—	1.3	—	—	1.3
Acquisition of treasury stock related to share-based compensation plans	—	—	(167,832)	(4.5)	—	—	—	(4.5)
Net change on derivatives designated as cash flow hedges, net of tax of $0.0 million	—	—	—	—	—	—	(0.1)	(0.1)
Foreign currency translation adjustments	—	—	—	—	—	—	(0.6)	(0.6)
Exercise of warrants pursuant to cashless provisions	16,750,000	0.2	—	—	(0.2)	—	—	—
Net income	—	—	—	—	—	18.4	—	18.4
Balance at June 30, 2021	295,658,397	$3.0	(16,838,554)	$(143.7)	$587.2	$(117.3)	$(7.1)	$322.1
Share-based compensation expense	—	—	—	—	25.8	—	—	25.8
Issuance of common stock related to share-based compensation plans	54,524	—	—	—	—	—	—	—
Exercise of vested stock options	172,587	—	—	—	0.7	—	—	0.7
Acquisition of treasury stock related to share-based compensation plans	—	—	(16,555)	(0.3)	—	—	—	(0.3)
Repurchases of common stock	—	—	(1,538,077)	(31.7)	—	—	—	(31.7)
Net change on derivatives designated as cash flow hedges, net of tax of $0.1 million	—	—	—	—	—	—	0.5	0.5
Net income	—	—	—	—	—	17.0	—	17.0
Balance at September 30, 2021	295,885,508	$3.0	(18,393,186)	$(175.7)	$613.7	$(100.3)	$(6.6)	$334.1
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

R1 RCM Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net income	$61.2	$38.5
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	56.8	50.9
Amortization of debt issuance costs	0.8	0.8
Share-based compensation	62.0	15.9
(Gain)/loss on disposal and right-of-use asset write-downs	(0.3)	5.1
Provision for credit losses	0.6	1.3
Deferred income taxes	18.0	16.2
Non-cash lease expense	7.4	8.7
Other	0.8	1.6
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	(18.8)	(47.2)
Prepaid expenses and other assets	(19.8)	(11.8)
Accounts payable	4.5	1.9
Accrued compensation and benefits	34.3	(36.1)
Lease liabilities	(9.9)	(7.8)
Other liabilities	(8.9)	22.5
Customer liabilities and customer liabilities - related party	30.1	(10.0)
Net cash provided by operating activities	218.8	50.5
Investing activities
Purchases of property, equipment, and software	(33.4)	(42.3)
Acquisition of SCI, net of cash acquired and earn-out provision	—	(189.0)
Acquisition of RevWorks, net of contingent consideration	—	(5.0)
Acquisition of VisitPay, net of cash acquired	(294.7)	—
Proceeds from disposal of assets	2.6	—
Net cash used in investing activities	(325.5)	(236.3)
Financing activities
Issuance of senior secured debt, net of discount	698.6	190.6
Borrowings on revolver	120.0	50.0
Payment of debt issuance costs	(1.9)	—
Repayment of senior secured debt	(484.6)	(17.0)
Repayments on revolver	(90.0)	(20.0)
Payment of contingent consideration liability	(4.8)	—
Deferred payment related to acquisition of RevWorks	(12.5)	—
Inducement of preferred stock conversion	(105.0)	—
Exercise of vested stock options	6.3	11.0
Purchase of treasury stock	(29.5)	—
Shares withheld for taxes	(4.8)	(7.5)
Other	(0.1)	(5.8)
Net cash provided by financing activities	91.7	201.3
Effect of exchange rate changes in cash, cash equivalents and restricted cash	(0.6)	(0.7)
Net (decrease) increase in cash, cash equivalents and restricted cash	(15.6)	14.8
Cash, cash equivalents and restricted cash, at beginning of period	174.8	92.5
Cash, cash equivalents and restricted cash, at end of period	$159.2	$107.3
Supplemental disclosures of cash flow information
Accrued dividends payable to preferred stockholders	$—	$5.6
Property, equipment and software purchases not paid	$25.7	$10.9
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

VisitPay Acquisition

On July 1, 2021, the Company completed the acquisition of all the outstanding equity interests of iVinci Partners, LLC d/b/a VisitPay (“VisitPay”), a provider of digital payment solutions located in Idaho, pursuant to an Agreement and Plan of Merger dated as of May 3, 2021 by and among the Company, iVinci Partners, LLC, Vine Merger Sub, LLC, Flare Capital Partners I, L.P., Flare Capital Partners Investment Company, and Vine Sellers’ Representative, LLC (the “VisitPay Acquisition”). VisitPay’s proprietary analytics are designed to deliver consistent and compliant financing options that meet the unique needs of each patient and their family. VisitPay’s payment platform is purpose-built for healthcare with integrations across all major acute and ambulatory billing systems. The combination of the Company and VisitPay will enable the Company to increase price transparency, provide flexible and personalized payment options, and enhance big data analytics.
Basis of Presentation
The accompanying unaudited consolidated financial statements reflect the Company's financial position as of September 30, 2021, the results of operations of the Company for the three and nine months ended September 30, 2021 and 2020, and the cash flows of the Company for the nine months ended September 30, 2021 and 2020. These financial statements include the accounts of R1 RCM Inc. and its wholly-owned subsidiaries. All material intercompany amounts have been eliminated in consolidation. These financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial reporting and as required by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information, have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2021.
When preparing financial statements in conformity with GAAP, the Company makes a number of significant estimates, assumptions, and judgments in the preparation of the financial statements. Actual results could differ from those estimates. For a more complete discussion of the Company’s significant accounting policies and other information, the unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements included in the Company's 2020 Form 10-K.

Recently Issued Accounting Standards and Disclosures

No new accounting pronouncements issued or effective during the fiscal year had, or are expected to have, a material impact on the Company’s consolidated financial statements.
2. Fair Value of Financial Instruments
The Company's accounting policy for fair values, including details of the fair value hierarchy levels, are outlined in Note 4 of the Company's 2020 Form 10-K.
The carrying amounts of the Company’s financial instruments, which include financial assets and liabilities such as cash and cash equivalents, restricted cash equivalents, accounts receivable, net, accounts payable, accrued service costs, accrued compensation and benefits, and certain other current assets and accrued expenses, approximate their fair values, due to their short-term nature. See Note 11, Derivative Financial Instruments, for a discussion of the fair value of the Company's forward currency derivative contracts and interest rate swaps.

The Company believes the carrying value of the senior revolver and term loan (see Note 10, Debt) approximates fair value as they are variable rate bank debt.

3. Acquisitions

Assets acquired and liabilities assumed in a business combination are recorded at their estimated fair value on the date of the acquisition. The difference between the purchase price amount and the net fair value of assets acquired and liabilities assumed is recognized as goodwill on the balance sheet if the purchase price exceeds the estimated net fair value or as a bargain purchase gain on the income statement if the purchase price is less than the estimated net fair value. The allocation of the purchase price may be modified up to one year after the acquisition date as more information is obtained about the fair value of assets acquired and liabilities assumed.

VisitPay

On July 1, 2021, the Company completed the acquisition of VisitPay. The purchase price for the VisitPay Acquisition was $305.4 million. The Company funded the purchase price for the VisitPay Acquisition and the Company’s associated transaction expenses with a combination of cash on hand and the incurrence of additional indebtedness (see Note 10, Debt).

The purchase price has been provisionally allocated to assets acquired and liabilities assumed based on their established fair value as of the acquisition date. The fair value estimate of assets acquired and liabilities assumed is pending the completion of multiple elements, including gathering further information about the identification and completeness of all assets and liabilities acquired, the finalization of an independent appraisal and valuation of fair value of the assets acquired and liabilities assumed, and final review by the Company's management. Accordingly, management considers the balances shown in the following table to be preliminary. Some of the more significant amounts that are not yet finalized relate to the fair value of intangible assets and income and non-income related taxes. Accordingly, there could be adjustments to the consolidated financial statements, including changes in our amortization expense related to the valuation of intangible assets acquired and their respective useful lives, among other adjustments.

The preliminary fair value of assets acquired and liabilities assumed is (in millions):

Purchase Price Allocation
Total purchase consideration	$305.4

Allocation of consideration to assets acquired and liabilities assumed:
Cash and cash equivalents	$10.7
Accounts receivable	4.7
Prepaid expenses and other current assets	0.4
Property, equipment and software	0.3
Operating lease right-of-use assets	1.7
Deferred income tax assets	0.9
Intangible assets	117.3
Goodwill	176.4
Accounts payable	(0.5)
Current portion of customer liabilities	(1.1)
Accrued compensation and benefits	(0.7)
Current portion of operating lease liabilities	(0.4)
Other accrued expenses	(2.0)
Non-current portion of customer liabilities	(1.0)
Non-current portion of operating lease liabilities	(1.3)
Net assets acquired	$305.4

The intangible assets preliminarily identified in conjunction with the VisitPay Acquisition are as follows:

	Useful Life	Gross Carrying Value
Customer Relationships	10 years	$2.3
Technology	11 years	$114.0
Tradename	3 years	$1.0

The goodwill recognized is primarily attributable to synergies that are expected to be achieved from the integration of VisitPay. The goodwill recognized in the acquisition will be partially deductible for income tax purposes.

Included in the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2021 are net sales of $5.2 million and net loss before income taxes of $3.5 million related to the operations of VisitPay since the acquisition date of July 1, 2021.

During 2020, the Company acquired the following businesses:

Company Name	Description of the Business	Description of the Acquisition
SCHEDULING.COM, INC. d/b/a SCI Solutions, Inc. (“SCI”)	Provider of software-as-a-service (“SaaS”)-based scheduling and patient access solutions	Purchased all outstanding equity interests
RevWorks services business (acquired from Cerner Corporation)	Provider of revenue cycle management services	Purchased certain assets relating to the RevWorks services business

There have been no significant purchase accounting adjustments to the fair value of assets acquired or the liabilities assumed in connection with the SCI and RevWorks acquisitions as disclosed in Note 5 of the Company’s 2020 Form 10-K.

The purchase price for SCI included contingent consideration that was based on achieving certain revenue and operational targets in the year following the acquisition, which had a fair value of $4.8 million at the time of acquisition. During the nine months ended September 30, 2021, the maximum amount of contingent consideration of $10.0 million was finalized and paid. Changes to the fair value of the contingent consideration were recorded as a component of other expenses.

With respect to the RevWorks acquisition, the Company paid the first deferred payment of $12.5 million in the third quarter of 2021. There is one remaining deferred payment of $12.5 million which is payable on the second anniversary of the closing date (August 2022), and is included in other accrued expenses on the Consolidated Balance Sheets as of September 30, 2021. At the time of the acquisition, the Company recorded a present value liability for the contractual deferred payments of $24.3 million.

The two deferred payments related to the RevWorks acquisition are contractual obligations of the Company; however, they are potentially fully refundable to the Company if certain RevWorks customer revenue targets defined in the purchase agreement for the first two years following the acquisition are not achieved. The Company has recorded an asset for the fair value of the contingently returnable consideration of $22.3 million, including $10.5 million in prepaid expenses and other current assets and $11.8 million in other assets on the Consolidated Balance Sheets as of September 30, 2021.

Pro Forma Results

The following table summarizes, on a pro forma basis, the combined results of the Company as though the VisitPay Acquisition had occurred as of January 1, 2020 and the SCI and RevWorks acquisitions had occurred as of January 1, 2019. These pro forma results are not necessarily indicative of the actual consolidated results had the acquisitions occurred as of those dates or of the future consolidated operating results for any period. Pro forma results are (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net services revenue	$379.7	$310.6	$1,083.0	$998.1
Net income (loss)	$18.7	$(4.0)	$56.9	$34.8

Adjustments were made to earnings to adjust depreciation and amortization to reflect the fair value of identified assets acquired, to record the effects of extinguishing the debt of the acquired companies and replacing it with the debt of the Company, to adjust timing of acquisition related costs incurred by the Company, and to record the income tax effect of these adjustments.

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

Even though the full effects of the 2019 Novel Coronavirus (“COVID-19”) on the Company’s customers continue to be uncertain, at this time, the Company does not believe there is incremental collection risk for customer receivables as a result of COVID-19.

The Company has presented the rollforward below on a consolidated basis as the currently expected credit losses for its large integrated healthcare system customers are not anticipated to be material.

Movements in the allowance for credit losses are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$2.3	$5.2	$3.8	$2.8
Cumulative effect of ASC 326 adoption	—	—	—	1.1
Provision (recoveries)	0.4	(0.8)	0.6	0.5
Amounts reclassified to held for sale (1)	—	(0.6)	—	(0.6)
Write-offs	(0.3)	(0.1)	(2.0)	(0.1)
Ending balance	$2.4	$3.7	$2.4	$3.7

(1) Relates to the disposition of the Company’s emergency medical services (“EMS”) business in October 2020. The EMS business was classified as held for sale as of September 30, 2020.

5. Property, Equipment and Software
Property, equipment and software consist of the following (in millions):

	September 30, 2021	December 31, 2020
Buildings and land	$3.8	$4.6
Computer and other equipment	59.0	55.0
Leasehold improvements	23.3	23.2
Software	177.1	135.7
Office furniture	6.5	6.4
Property, equipment and software, gross	269.7	224.9
Less accumulated depreciation and amortization	(170.4)	(131.2)
Property, equipment and software, net	$99.3	$93.7
The following table summarizes the allocation of depreciation and amortization expense between cost of services and selling, general and administrative expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of services	$13.6	$11.8	$38.8	$34.1
Selling, general and administrative	0.6	1.0	2.2	3.2
Total depreciation and amortization	$14.2	$12.8	$41.0	$37.3

6. Leases

The components of lease costs are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$4.0	$4.3	$12.1	$14.1
Sublease income	(0.6)	(0.6)	(1.7)	(1.7)
Total lease cost	$3.4	$3.7	$10.4	$12.4

Supplemental cash flow information related to leases are as follows (in millions):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$18.6	$15.2
Right-of-use assets obtained in exchange for operating lease obligations:	13.6	3.4

The Company presents all non-cash transactions related to adjustments to the lease liability or right-of-use asset as non-cash transactions. This includes all non-cash charges related to any modification or reassessment events triggering remeasurement, and obtaining new leases for non-cash consideration.

Maturities of lease liabilities as of September 30, 2021 are as follows (in millions):

Operating Leases
Remainder of 2021	$4.5
2022	16.7
2023	14.6
2024	14.6
2025	14.7
2026	11.4
Thereafter	25.0
Total	101.5
Less:
Imputed interest	25.7
Present value of lease liabilities	$75.8
.

7. Intangible Assets

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at September 30, 2021 and December 31, 2020 (in millions):

	September 30, 2021			December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$100.0	$(19.2)	$80.8	$97.7	$(14.7)	$83.0
Technology	215.5	(24.8)	190.7	101.7	(13.6)	88.1
Tradename	1.0	(0.1)	0.9	—	—	—
Total intangible assets	$316.5	$(44.1)	$272.4	$199.4	$(28.3)	$171.1

Intangible asset amortization expense was $7.1 million and $15.8 million for the three and nine months ended September 30, 2021, and $4.5 million and $13.6 million for the three and nine months ended September 30, 2020.

Estimated annual amortization expense related to intangible assets with definite lives as of September 30, 2021 is as follows (in millions):

Remainder of 2021	$7.1
2022	28.4
2023	28.4
2024	26.5
2025	24.9
2026	24.9
Thereafter	132.2
Total	$272.4

8. Goodwill

Unless otherwise required, goodwill is tested for impairment annually in the fourth quarter. Changes in the carrying amount of goodwill for the nine months ended September 30, 2021 were (in millions):

Goodwill
Balance as of December 31, 2020	$375.3
Acquisitions	176.4
Measurement period adjustments	0.2
Balance as of September 30, 2021	$551.9

9. Revenue Recognition
Revenue is measured based on consideration specified in a contract with a customer, and presented net of any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a service to a customer, which is typically over the contact term. Estimates of variable consideration are included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once the uncertainty is resolved.

Disaggregation of Revenue

In the following table, revenue is disaggregated by source (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net operating fees	$308.5	$253.7	$879.8	$822.4
Incentive fees	41.5	25.1	108.0	43.2
Other (1)	29.7	28.4	87.9	76.8
Net services revenue	$379.7	$307.2	$1,075.7	$942.4

(1) Other revenue primarily consists of physician advisory services (“PAS”), practice management services, and revenue related to Entri modular services.

Contract Balances

The following table provides information about contract liabilities from contracts with customers (in millions):

	September 30, 2021	December 31, 2020
Contract liabilities	29.4	28.6

Contract liabilities are included in other customer liabilities and contains related party amounts, including $2.3 million and $5.6 million of current customer liabilities and $15.9 million and $16.3 million of non-current customer liabilities as of September 30, 2021 and December 31, 2020, respectively. There were no contract assets as of September 30, 2021 and December 31, 2020.

A receivable is recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are typically 30-60 days.

The Company recognized revenue of $99.7 million and $88.0 million during the nine months ended September 30, 2021 and 2020, which amounts were included in contract liabilities at the beginning of the respective periods. These revenue amounts include $88.1 million and $85.0 million for the nine months ended September 30, 2021 and 2020, respectively, related to advanced billings which become accounts receivable and contract liabilities on the first day of the respective service period.

Transaction Price Allocated to the Remaining Performance Obligation

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in millions). The estimated revenue does not include amounts of variable consideration that are constrained.

	Net operating fees	Incentive fees	Other
Remainder of 2021	$35.8	$21.4	$0.7
2022	104.6	25.0	0.8
2023	81.3	—	—
2024	57.7	—	—
2025	34.3	—	—
2026	34.3	—	—
Thereafter	162.3	—	—
Total	$510.3	$46.4	$1.5

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

10. Debt

The carrying amounts of debt consist of the following (in millions):

	September 30, 2021	December 31, 2020
Senior Revolver (1)	$100.0	$70.0
Senior Term Loan	700.0	484.6
Unamortized discount and issuance costs	(3.4)	(2.6)
Total debt	796.6	552.0
Less: Current maturities	(17.5)	(32.3)
Total long-term debt	$779.1	$519.7

(1) As of September 30, 2021, the Company had $100.0 million in borrowings, $0.5 million letters of credit outstanding, and $349.5 million of availability under the Senior Revolver.

Amended and Restated Senior Secured Credit Facilities

On July 1, 2021, the Company and certain of its subsidiaries entered into an amended and restated senior credit agreement (the “A&R Credit Agreement”) with Bank of America, N.A., as administrative agent, and the lenders named therein, governing the Company’s amended and restated senior secured credit facilities (the “Senior Secured Credit Facilities”), consisting of a $700.0 million senior secured term loan facility (the “Senior Term Loan”) and a $450.0 million senior secured revolving credit facility (the “Senior Revolver”).

Borrowings under the Senior Secured Credit Facilities bear interest, at the Company’s option, at: (i) an Alternate Base Rate (“ABR”) equal to the greater of (a) the prime rate of Bank of America, N.A., (b) the federal funds rate plus 0.50% per annum, and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus between 0.25% and 1.25% dependent on the Company's net leverage ratio (provided that the Eurodollar rate applicable to the Senior Term Loan shall not be less than 0.00% per annum); or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the Senior Term Loan shall not be less than 0.00% per annum), plus between 1.25% and 2.25%, dependent on the Company's net leverage ratio. The interest rate as of September 30, 2021 was 2.33%. The Company is also required to pay an unused commitment fee to the lenders under the Senior Revolver at a rate between 0.20% and 0.40% of the average daily unutilized commitments thereunder dependent on the Company's net leverage ratio.

The A&R Credit Agreement contains a number of financial and non-financial covenants. The Company was in compliance with all of the covenants in the A&R Credit Agreement as of September 30, 2021. The obligations under the A&R Credit Agreement are secured by a pledge of 100% of the capital stock of certain domestic subsidiaries owned by the Company and a security interest in substantially all of the Company’s tangible and intangible assets and the tangible and intangible assets of certain domestic subsidiaries.

In connection with the entry into the A&R Credit Agreement, the Company used all of the proceeds, in addition to cash on hand, to refinance, in full, all existing debt under the Company’s 2019 credit agreement and to fund the VisitPay Acquisition. Debt amounts presented as of December 31, 2020 were incurred under the 2019 credit agreement.

Debt Maturities

Scheduled maturities of the Company’s long-term debt are summarized as follows (in millions):

Scheduled Maturities
Remainder of 2021	$4.4
2022	17.5
2023	21.9
2024	35.0
2025	35.0
2026	686.2
Total	$800.0

For further details on the Company's 2019 credit agreement, refer to Note 13 of the Company's 2020 Form 10-K.
11. Derivative Financial Instruments

The Company utilizes cash flow hedges to manage its currency risk arising from its global delivery resources. As of September 30, 2021, the Company has recorded $0.7 million of unrealized gains in accumulated other comprehensive income related to foreign currency hedges. The Company estimates that $0.7 million of gains reported in accumulated other comprehensive income are expected to be reclassified into earnings within the next 12 months. Amounts reclassified into cost of services were a net gain of $0.4 million and $1.0 million during the three and nine month periods ended September 30, 2021, respectively, and a net loss of $0.1 million and $0.8 million during the three and nine month periods ended September 30, 2020, respectively. As of September 30, 2021, the Company’s currency forward contracts have maturities extending no later than March 31, 2022, and had total notional amounts of $40.2 million.

The Company also utilizes cash flow hedges to reduce variability in interest cash flows from its outstanding debt. As of September 30, 2021, the Company has recorded $1.2 million of unrealized losses in accumulated other comprehensive income related to interest rate swaps. The Company estimates that $1.2 million of losses reported in accumulated other comprehensive income are expected to be reclassified into earnings within the next 12 months. Amounts reclassified into interest expense were a net loss of $0.3 million and $1.1 million during the three and nine month periods ended September 30, 2021, respectively, and a net loss of $0.5 million and $0.8 million during the three and nine month periods ended September 30, 2020, respectively. As of September 30, 2021, the Company's interest rate swaps extend no later than August 31, 2022, and had total notional amounts of $100.0 million.

The Company classifies cash flows from its derivative programs as cash flows from operating activities in the consolidated statements of cash flows. Fair values for derivative financial instruments are based on prices computed using third-party valuation models and are classified as Level 2 in accordance with the three-level hierarchy of fair value measurements.

12. Share-Based Compensation

The share-based compensation expense relating to the Company’s stock options, restricted stock units (“RSUs”), and performance-based restricted stock units (“PBRSUs”) for the three months ended September 30, 2021 and 2020 was $25.5 million and $6.8 million, respectively, with related tax benefits of approximately $5.1 million and $1.2 million, respectively. The share-based compensation expense relating to the Company’s stock options, RSUs, and PBRSUs for the nine months ended September 30, 2021 and 2020 was $62.0 million and $15.9 million, respectively, with related tax benefits of approximately $12.2 million and $2.6 million, respectively.

The Company accounts for forfeitures as they occur. Excess tax benefits and shortfalls for share-based payments are recognized in income tax expense (benefit) and included in operating activities. The Company recognized $0.6 million and $1.2 million of income tax benefit from windfalls associated with vesting and exercises of equity awards for the three months ended September 30, 2021 and 2020, respectively. The Company recognized $7.2 million and $2.9 million of income tax benefit from windfalls associated with vesting and exercises of equity awards for the nine months ended September 30, 2021 and 2020, respectively.
Total share-based compensation costs that have been included in the Company’s consolidated statements of operations were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Share-Based Compensation Expense Allocation Details:
Cost of services	$15.8	$2.7	$38.8	$6.1
Selling, general and administrative	9.7	4.1	23.2	9.8
Total share-based compensation expense	$25.5	$6.8	$62.0	$15.9
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
The following table sets forth the significant assumptions used in the Black-Scholes option pricing model and the calculation of share-based compensation expense for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
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
Stock options
A summary of the options activity during the nine months ended September 30, 2021 is shown below:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2020	6,220,971	$3.68
Granted	4,775	23.60
Exercised	(1,108,632)	4.90
Canceled/forfeited	(10,888)	6.02
Expired	(7,000)	27.08
Outstanding at September 30, 2021	5,099,226	$3.40
Outstanding, vested and exercisable at September 30, 2021	5,069,288	$3.35
Outstanding, vested and exercisable at December 31, 2020	5,230,690	$3.73
Restricted stock units and performance-based restricted stock units
A summary of the RSU and PBRSU activity during the nine months ended September 30, 2021 is shown below:

			Weighted- Average Grant Date Fair Value
	RSUs	PBRSUs	RSU	PBRSU
Outstanding and unvested at December 31, 2020	2,108,447	2,917,071	$9.87	$11.35
Granted	2,179,823	1,071,431	24.41	25.36
Performance factor adjustment	—	101,937	—	9.81
Vested	(600,905)	(305,811)	8.74	9.81
Forfeited	(325,118)	(225,019)	15.36	13.22
Outstanding and unvested at September 30, 2021	3,362,247	3,559,609	$18.97	$15.53

Shares surrendered for taxes for the nine months ended September 30, 2021	186,588	—
Cost of shares surrendered for taxes for the nine months ended September 30, 2021 (in millions)	$4.8	$—
Shares surrendered for taxes for the nine months ended September 30, 2020	133,673	—
Cost of shares surrendered for taxes for the nine months ended September 30, 2020 (in millions)	$1.2	$—
PBRSUs vest upon satisfaction of both time-based and performance-based conditions. Depending on the award, performance condition targets may include cumulative adjusted EBITDA, end-to-end RCM agreement growth, scored revenue growth, or other specific performance factors. Depending on the percentage level at which the performance-based conditions are satisfied, the number of shares vesting could be between 0% and 200% of the number of PBRSUs originally granted. Based on the established targets, the maximum number of shares that could vest for all outstanding PBRSUs is 6,693,815.
13. Other Expenses

Other expenses are incurred in connection with acquisition and integration costs, various exit activities, transformation initiatives, and organizational changes to improve our business alignment and cost structure. The following table summarizes the other expenses (income) recognized for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Severance and related employee benefits	$0.3	$2.5	$2.1	$5.5
Strategic initiatives (1)	4.8	6.5	13.2	18.2
Transitioned employees restructuring expense (2)	3.2	—	3.2	(0.2)
Facility-exit charges (3)	—	2.5	2.9	7.4
Other (4)	3.1	4.2	12.8	11.5
Total other expenses	$11.4	$15.7	$34.2	$42.4
(1) Costs related to evaluating, pursuing, and integrating acquisitions, performing portfolio and capital structure analyses and transactions, and other inorganic business projects as part of the Company’s growth strategy. Costs include vendor spend, employee time and expenses spent on activities, severance and retention amounts associated with integration activities, and changes to contingent consideration related to acquisitions. For the three and nine months ended September 30, 2021, $0.0 million and $0.5 million of contingent consideration changes were included, respectively.

(2) As part of the transition of personnel to the Company under certain operating partner model contracts, the Company has agreed to reimburse, or directly pay the affected employees, for certain severance and retention costs related to certain employees who will not be transitioned to the Company, or whose jobs will be relocated after the employee transitions to the Company.
(3) As part of evaluating its footprint, the Company has exited certain leased facilities. Costs include asset impairment charges and other costs related to exited leased facilities.
(4) For the three and nine months ended September 30, 2021, other includes $2.7 million and $7.1 million, respectively, of expenses related to the COVID-19 pandemic, inclusive of appreciation bonuses for the Company’s front-line employees, pandemic response mobilization efforts, telemedicine and testing costs for employees, and other costs related to the COVID-19 pandemic. For the three and nine months ended September 30, 2020, includes $2.6 million and $7.9 million, respectively, of expenses related to the COVID-19 pandemic.
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

The Company recognized income tax expense for the three and nine months ended September 30, 2021 on the year-to-date pre-tax income. The deviation from the federal statutory tax rate of 21% is primarily attributable to recognizing the provisions for state taxes, GILTI, non-deductible expense, and discrete items.

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

The Company’s completed acquisition of VisitPay included $0.9 million of net deferred tax assets attributed to NOL carryforwards.

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

The following table summarizes the preferred stock activity for the nine months ended September 30, 2021 (in millions, except per share data):

	Preferred Stock
	Shares Issued and Outstanding	Carrying Value
Balance at December 31, 2020	288,497	$251.5
Dividends paid/accrued dividends	5,769	—
Conversion of preferred stock	(294,266)	(251.5)
Balance at September 30, 2021	—	$—

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
Diluted net income per share is calculated using the more dilutive of the if-converted or the two-class method. For the nine months ended September 30, 2021 and the three and nine months ended September 30, 2020, the two-class method was more dilutive and was computed by adjusting the denominator used in the basic net income per share computation by potentially dilutive securities outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options and shares issuable upon vesting of RSUs and PBRSUs.
Basic and diluted net income (loss) per common share are calculated as follows (in millions, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic EPS:
Net income	$17.0	$5.2	$61.2	$38.5
Less dividends on preferred shares (1)	—	(5.6)	(592.3)	(16.6)
Less income allocated to preferred shareholders	—	—	—	(10.9)
Net income (loss) available/(allocated) to common shareholders - basic	$17.0	$(0.4)	$(531.1)	$11.0
Diluted EPS:
Net income	$17.0	$5.2	$61.2	$38.5
Less dividends on preferred shares (1)	—	(5.6)	(592.3)	(16.6)
Less income allocated to preferred shareholders	—	—	—	(8.7)
Net income (loss) available/(allocated) to common shareholders - diluted	$17.0	$(0.4)	$(531.1)	$13.2
Basic weighted-average common shares	278,655,269	115,976,377	262,209,929	115,164,631
Add: Effect of dilutive equity awards	7,281,436	—	—	12,293,285
Add: Effect of dilutive warrants	34,680,381	—	—	43,720,170
Diluted weighted average common shares	320,617,086	115,976,377	262,209,929	171,178,086
Net income (loss) per common share (basic)	$0.06	$—	$(2.03)	$0.10
Net income (loss) per common share (diluted)	$0.05	$—	$(2.03)	$0.08
(1) The 2021 dividend on preferred shares includes amounts related to the conversion of the preferred shares. See Note 15, 8.00% Series A Convertible Preferred Stock, for more information.
Because of their anti-dilutive effect, 890,717 and 15,155,288 common share equivalents comprised of stock options, PBRSUs, and RSUs have been excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2021, respectively. Additionally, for the nine months ended September 30, 2021, the Investor's and IHC Health Services, Inc.’s (“Intermountain”) exercisable warrants to acquire up to 40.5 million and 1.5 million shares, respectively, of the Company's common stock have been excluded from the diluted earnings per share calculation because they are anti-dilutive.
For the three and nine months ended September 30, 2020, 21,350,755 and 95,210 common share equivalents have been excluded from the diluted earnings per share calculation because of their anti-dilutive effect. Additionally, for the three months ended September 30, 2020, the Investor's and Intermountain’s exercisable warrants to acquire up to 60.0 million and 1.5 million shares, respectively, of the Company's common stock have been excluded from the diluted earnings per share calculation because they are anti-dilutive.

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

In May 2016, the Company was served with a False Claims Act case brought by a former emergency department service associate who worked at a hospital of one of the Company’s customers, MedStar Inc.’s Washington Hospital Center (“WHC”), along with WHC and three other hospitals that were PAS customers and a place holder, John Doe hospital, representing all PAS customers (U.S. ex rel. Graziosi vs. Accretive Health, Inc. et. al.), and seeking money damages, False Claims Act penalties, and plaintiff’s attorneys’ fees. The Third Amended Complaint alleges that the Company’s PAS business violates the federal False Claims Act. The case was originally filed under seal in 2013 in the federal district court in Chicago, was presented to the U.S. Attorney in Chicago, and the U.S. Attorney declined to intervene. The Company believes that it has meritorious defenses to all claims in the case and intends to vigorously defend itself against these claims. Both the Company’s and plaintiff’s motions for summary judgment were denied in December 2020, and the parties are presently conducting expert discovery. Discovery and dispositive motions are expected to extend through January 2022, with trial, if necessary, in mid-to-late 2022.

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
Net services revenue from services provided to Ascension, as well as corresponding accounts receivable and customer liabilities are presented in the Consolidated Statements of Operations and Comprehensive Income and the Consolidated Balance Sheets. Since Ascension is the Company's largest customer, a significant percentage of the Company's cost of services is associated with providing services to Ascension. However, due to the nature of the Company's global business services and information technology operations, it is impractical to assign the dollar amount associated with services provided to Ascension.

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

	September 30, 2021	December 31, 2020
Prepaid expenses and other current assets	$3.2	$4.5
Other assets	22.8	19.6
Total deferred contract costs	$26.0	$24.1
The associated assets are amortized as services are transferred to the customer over the remaining life of the contracts. For the three and nine months ended September 30, 2021, total amortization was $0.9 million and $3.1 million, respectively, and there were no associated impairment losses. For the three and nine months ended September 30, 2020, total amortization was $1.3 million and $3.6 million, respectively and there were no associated impairment losses.
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
Healthcare providers affiliated with Ascension have accounted for a significant portion of the Company’s net services revenue each year since the Company’s formation. For the three months ended September 30, 2021 and 2020, net services revenue from healthcare organizations affiliated with Ascension accounted for 60% and 63% of the Company's total net services revenue, respectively. For the nine months ended September 30, 2021 and 2020, net services revenue from Ascension accounted for 61% and 65%, respectively. The loss of customers within the Ascension health system could have a material adverse impact on the Company’s operations. For the three months ended September 30, 2021 and 2020, Intermountain accounted for 14% and 12% of the Company's total net services revenue, respectively. For the nine months ended September 30, 2021 and 2020, Intermountain accounted for 14% of the Company’s total net services revenue.
As of September 30, 2021 and December 31, 2020, the Company had a concentration of credit risk with Ascension accounting for 20% and 25% of accounts receivable, respectively.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, that involve substantial risks and uncertainties. These statements are often identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “designed,” “may,” “plan,” “predict,” “project,” “would,” and similar expressions or variations. These forward-looking statements include, among other things, statements about the potential impacts of the COVID-19 pandemic, our strategic initiatives, our capital plans, our costs, our ability to successfully deliver on our commitments to our customers, our ability to deploy new business as planned, our ability to successfully implement new technologies, our future financial performance, and our liquidity. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our ability to retain existing customers or acquire new customers; our ability to manage our operations effectively; competition within the market; the severity, magnitude, and duration of the COVID-19 pandemic; responses to the pandemic by the government and healthcare providers and the direct and indirect impacts of the pandemic on our customers and personnel; the disruption of national, state, and local economies as a result of the pandemic (including as a result of supply chain interruptions, labor shortages, and inflationary pressures); the impact of the pandemic on our financial results, including possible lost revenue and increased expenses; as well as those discussed elsewhere in this Report, and those set forth in Part I, Item 1A of the 2020 Form 10-K and our other filings with the SEC. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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

Our primary service offering consists of end-to-end RCM services for health systems, hospitals, and physician groups, which we deploy through an operating partner relationship or a co-managed relationship. Under an operating partner relationship, we provide comprehensive revenue cycle infrastructure to providers, including all revenue cycle personnel, technology solutions, and process workflow. Under a co-managed relationship, we leverage our customers’ existing RCM staff and processes, and supplement them with our infused management, subject matter specialists, proprietary technology solutions, and other resources. Under the operating partner model, we record higher revenue and expenses due to the fact that almost all of the revenue cycle personnel are our employees and more third-party vendor contracts are controlled by us. Under the co-managed model, the majority of the revenue cycle personnel and more third-party vendor contracts remain with the customer and those costs are netted against our co-managed revenue. For the nine months ended September 30, 2021 and 2020, substantially all of our net operating and incentive fees from end-to-end RCM services were generated under the operating partner model.

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
VisitPay Acquisition

On July 1, 2021, we completed the acquisition of iVinci Partners, LLC d/b/a VisitPay (“VisitPay”) pursuant to an Agreement and Plan of Merger dated as of May 3, 2021 (the “VisitPay Acquisition”). The purchase price was $305.4 million. We funded the VisitPay Acquisition and related fees and expenses with the proceeds from additional borrowings and cash on hand. VisitPay is a provider of digital payment solutions. VisitPay’s proprietary analytics are designed to deliver consistent and compliant financing options that meet the unique needs of each patient and their family. VisitPay’s payment platform is purpose-built for healthcare with proven integrations across all major acute and ambulatory billing systems. The combination of R1 and VisitPay will enable us to increase price transparency, provide flexible and personalized payment options, and enhance big data analytics.

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

Given the ongoing challenges associated with efforts to contain the spread of COVID-19 and related business impact for our customers, we initiated a number of actions in 2020 that have continued throughout 2021 to ensure (1) the health, safety, and well-being of our workforce; (2) uninterrupted and, in many respects, expanded support for our customers and the patients and communities they serve; and (3) business and operational continuity. Among our specific actions to support our workforce, we have maintained our work-from-home model for more than 15,000 global employees, offered zero out-of-pocket cost for COVID-19 testing and telemedicine visits, offered mental wellness programming, and continued the R1 Cares vaccination support program for our India workforce. In addition, we have continued to deliver customer support that includes: deploying our PX mobile patient registration technology which reduces risk of patient and R1 staff exposure and preserves the use of critical personal protective equipment for clinical staff; reporting to allow for detailed COVID-19 order tracking, scheduling, and follow-up; in-depth regulatory resource guidance and content to aid our customers in navigating a rapidly developing and changing series of healthcare regulations during the public health emergency; and providing operational best practices for implementation and revenue cycle management of telehealth services. With oversight and support from our COVID-19 taskforce, we have actively managed and coordinated with many of our customer partners through the Delta variant at a local, national, and global level. As we continue to track COVID-19 risks, including ongoing monitoring and assessment of current state, we may adjust the above efforts as needed based on our continual assessment.

Patient volumes have continued to recover over the last 12 months and are largely in line with pre-COVID levels. Given the continued uncertainty of the pandemic, we cannot reasonably predict when volumes will return to their pre-COVID levels. The impact of the COVID-19 pandemic is fluid and continues to evolve. We cannot predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted, including as a result of macro-economic impacts to the global supply chain, labor shortages, and inflationary pressures. However, we continue to assess its impact on our business and continue to actively manage our response. For further details on the potential impact of COVID-19 on our business, refer to “Risk Factors,” in Part II, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
CONSOLIDATED RESULTS OF OPERATIONS
The following table provides consolidated operating results and other operating data for the periods indicated:

	Three Months Ended September 30,		2021 vs. 2020 Change		Nine Months Ended September 30,		2021 vs. 2020 Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(In millions except percentages)
Consolidated Statement of Operations Data:
Net operating fees	$308.5	$253.7	$54.8	22%	$879.8	$822.4	$57.4	7%
Incentive fees	41.5	25.1	16.4	65%	108.0	43.2	64.8	150%
Other	29.7	28.4	1.3	5%	87.9	76.8	11.1	14%
Net services revenue	379.7	307.2	72.5	24%	1,075.7	942.4	133.3	14%
Operating expenses:
Cost of services	304.0	255.2	48.8	19%	858.2	757.4	100.8	13%
Selling, general and administrative	33.2	25.7	7.5	29%	87.8	74.5	13.3	18%
Other expenses	11.4	15.7	(4.3)	(27)%	34.2	42.4	(8.2)	(19)%
Total operating expenses	348.6	296.6	52.0	18%	980.2	874.3	105.9	12%
Income from operations	31.1	10.6	20.5	193%	95.5	68.1	27.4	40%
Net interest expense	6.5	4.4	2.1	48%	13.8	13.0	0.8	6%
Net income before income tax provision	24.6	6.2	18.4	297%	81.7	55.1	26.6	48%
Income tax provision	7.6	1.0	6.6	n.m.	20.5	16.6	3.9	23%
Net income	$17.0	$5.2	$11.8	227%	$61.2	$38.5	$22.7	59%

Adjusted EBITDA (1)	$89.3	$50.4	$38.9	77%	$248.5	$177.3	$71.2	40%

n.m.- not meaningful

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

	Three Months Ended September 30,		2021 vs. 2020 Change		Nine Months Ended September 30,		2021 vs. 2020 Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(In millions except percentages)
Net income	$17.0	$5.2	$11.8	227%	$61.2	$38.5	$22.7	59%
Net interest expense	6.5	4.4	2.1	48%	13.8	13.0	0.8	6%
Income tax provision	7.6	1.0	6.6	n.m.	20.5	16.6	3.9	23%
Depreciation and amortization expense	21.3	17.3	4.0	23%	56.8	50.9	5.9	12%
Share-based compensation expense (1)	25.5	6.8	18.7	275%	62.0	15.9	46.1	290%
Other expenses (2)	11.4	15.7	(4.3)	(27)%	34.2	42.4	(8.2)	(19)%
Adjusted EBITDA (non-GAAP)	$89.3	$50.4	$38.9	77%	$248.5	$177.3	$71.2	40%
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
(2)        Other expenses are incurred in connection with acquisition and integration costs, various exit activities, transformation initiatives, and organizational changes to improve our business alignment and cost structure. See Note 13, Other, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for the detail of the amounts included in other expenses.
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Net Services Revenue
Net services revenue increased by $72.5 million, or 24%, from $307.2 million for the three months ended September 30, 2020, to $379.7 million for the three months ended September 30, 2021. The increase was driven by improvement in net operating and incentive fees aided by a recovery in patient volumes, new customers onboarded in the last twelve months, and the RevWorks and VisitPay acquisitions.
Cost of Services
Cost of services increased by $48.8 million, or 19%, from $255.2 million for the three months ended September 30, 2020, to $304.0 million for the three months ended September 30, 2021. The increase in cost of services was primarily driven by the onboarding of new customers, the RevWorks and VisitPay acquisitions, technology investments to support scaling, and an increase in share-based compensation expense.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $7.5 million, or 29%, from $25.7 million for the three months ended September 30, 2020, to $33.2 million for the three months ended September 30, 2021. The increase was primarily driven by share-based compensation expense and the VisitPay acquisition.
Other Expenses
Other expenses decreased by $4.3 million, or 27%, from $15.7 million for the three months ended September 30, 2020, to $11.4 million for the three months ended September 30, 2021. The decrease was primarily due to lower costs associated with strategic initiatives and reduced facility-exit charges.
Income Tax Provision
Income tax expense increased by $6.6 million from $1.0 million for the three months ended September 30, 2020, to $7.6 million for the three months ended September 30, 2021, primarily due to higher pre-tax income and higher non-deductible expenses. Our effective tax rate (including discrete items) was approximately 31% and 16% for the three months ended September 30, 2021 and 2020, respectively. The interim tax accounting guidance requires the use of the estimated Annual Effective Tax Rate (“AETR”) based on a full year of forecasted income and tax expense/(benefit) applied to year to date income/(loss). Our tax rate is also affected by discrete items that may occur in any given year, but are not necessarily consistent from year to year.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Net Services Revenue
Net services revenue increased by $133.3 million, or 14%, from $942.4 million for the nine months ended September 30, 2020, to $1,075.7 million for the nine months ended September 30, 2021. The increase was driven by improvement in net operating and incentive fees aided by a recovery in patient volumes, new customers onboarded in the last twelve months, and the RevWorks and VisitPay acquisitions, partially offset by the emergency medical services divestiture.
Cost of Services
Cost of services increased by $100.8 million, or 13%, from $757.4 million for the nine months ended September 30, 2020, to $858.2 million for the nine months ended September 30, 2021. The increase in cost of services was primarily driven by the onboarding of new customers, the RevWorks and VisitPay acquisitions, technology investments to support scaling, and an increase in share-based compensation expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $13.3 million, or 18%, from $74.5 million for the nine months ended September 30, 2020, to $87.8 million for the nine months ended September 30, 2021. The increase was primarily driven by share-based compensation expense and the VisitPay acquisition.
Other Expenses
Other expenses decreased by $8.2 million, or 19%, from $42.4 million for the nine months ended September 30, 2020, to $34.2 million for the nine months ended September 30, 2021. The decrease was primarily due to lower costs associated with strategic initiatives and reduced facility-exit charges.

Income Tax Provision
Income tax expense increased by $3.9 million from $16.6 million for the nine months ended September 30, 2020, to $20.5 million for the nine months ended September 30, 2021, primarily due to higher pre-tax income and higher non-deductible expenses, which was offset by higher discrete benefits. Our effective tax rate (including discrete items) was approximately 25% and 30% for the nine months ended September 30, 2021 and 2020, respectively. The interim tax accounting guidance requires the use of the estimated AETR based on a full year of forecasted income and tax expense/(benefit) applied to year to date income/(loss). Our tax rate is also affected by discrete items that may occur in any given year, but are not necessarily consistent from year to year.
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
NEW ACCOUNTING PRONOUNCEMENTS
No new accounting pronouncements issued or effective during the fiscal year had, or are expected to have, a material impact on our consolidated financial statements as described in Note 1, Business Description and Basis of Presentation, to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity include our cash and cash equivalents, cash flows from operations, and borrowings under our amended and restated senior credit agreement (the “A&R Credit Agreement”). As of September 30, 2021 and December 31, 2020, we had cash and cash equivalents of $158.7 million and $173.8 million, respectively.
As of September 30, 2021, our A&R Credit Agreement included a senior secured revolving credit facility (the “Senior Revolver”) with a total capacity of $450.0 million. As of September 30, 2021, we had $100.0 million in borrowings, $0.5 million letters of credit outstanding, and $349.5 million of availability under the Senior Revolver. See Note 10, Debt, to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on our A&R Credit Agreement. As of September 30, 2021, we had total available liquidity of $508.2 million reflecting our cash and cash equivalents as well as remaining availability under our Senior Revolver.
Our liquidity is influenced by many factors, including timing of revenue and corresponding cash collections, the amount and timing of investments in strategic initiatives, our investments in property, equipment and software, and the use of cash to pay debt principal, interest, and tax withholding obligations upon surrender of shares upon vesting of equity awards. We continue to invest capital in order to achieve our strategic initiatives. In addition, we plan to enhance customer service by continuing our investment in technology to enable our systems to more effectively integrate with our customers' existing technologies.
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

We expect cash and cash equivalents, cash flows from operations, and our availability under the Senior Revolver in the A&R Credit Agreement to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, including debt maturities and material capital expenditures, for at least the next 12 months. The extent to which COVID-19 will ultimately impact our results continues to depend on future developments, but could adversely impact our business, results of operations, and liquidity in future periods.
Cash flows from operating, investing, and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Nine Months Ended September 30,
	2021	2020
	(In millions)
Net cash provided by operating activities	$218.8	$50.5
Net cash used in investing activities	$(325.5)	$(236.3)
Net cash provided by financing activities	$91.7	$201.3
Cash Flows from Operating Activities
Cash provided by operating activities increased by $168.3 million from $50.5 million for the nine months ended September 30, 2020, to $218.8 million for the nine months ended September 30, 2021. Cash provided by operating activities increased due to increased net income of $22.7 million, inclusive of an increase in share-based compensation expense of $46.1 million which is a non-cash item, and a smaller cash bonus pay-out related to the 2020 bonus plan compared to the 2019 bonus plan.
Cash Used in Investing Activities
Cash used in investing activities primarily includes our investments in property, equipment and software and our inorganic growth initiatives. Outflows for significant acquisitions are typically offset by cash inflows from financing activities related to obtaining new debt.
Cash used in investing activities increased by $89.2 million from $236.3 million for the nine months ended September 30, 2020, to $325.5 million for the nine months ended September 30, 2021. The increase in cash usage is primarily due to the difference in purchase price between the VisitPay Acquisition in 2021 compared to the SCI acquisition in 2020.
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
Cash provided by financing activities decreased by $109.6 million from $201.3 million for the nine months ended September 30, 2020 to $91.7 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2020, cash was provided through new borrowings made conjunction with our acquisition of SCI. For the nine months ended September 30, 2021, cash was provided through new borrowings made in conjunction with our acquisition of VisitPay, however it was offset by the payment made in conjunction with the conversion of the preferred stock, as well as our purchase of treasury stock.

Debt and Financing Arrangements
On July 1, 2021, we entered into the A&R Credit Agreement with Bank of America, N.A., as administrative agent, and the lenders named therein, governing the our Senior Secured Credit Facilities, consisting of a $700.0 million senior secured term loan facility (the “Senior Term Loan”) and a $450.0 million Senior Revolver. As of September 30, 2021, we had $700.0 million outstanding on our Senior Term Loan and had drawn $100.0 million on our Senior Revolver, with $349.5 million of availability remaining.

The A&R Credit Agreement contains a number of financial and non-financial covenants. We are required to maintain minimum consolidated total net leverage and consolidated interest coverage ratios. The Company was in compliance with all of the covenants in the A&R Credit Agreement as of September 30, 2021.

See Note 10, Debt, to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

CONTRACTUAL OBLIGATIONS

The following table presents a summary of our contractual obligations as of September 30, 2021 (in millions):

	2021	2022	2023	2024	2025	2026	Thereafter	Total
Operating leases (1)	$4.5	$16.7	$14.6	$14.6	$14.7	$11.4	$25.0	$101.5
Purchase obligations (2)	$16.4	$43.1	$41.9	$27.8	$24.7	$11.4	$—	$165.3
Debt obligations	$4.4	$17.5	$21.9	$35.0	$35.0	$686.2	$—	$800.0
Interest on debt	$5.2	$19.6	$18.3	$17.6	$16.7	$8.0	$—	$85.4
Total	$30.5	$96.9	$96.7	$95.0	$91.1	$717.0	$25.0	$1,152.2

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
Interest Rate Sensitivity. Our results of operations and cash flows are subject to fluctuations due to changes in interest rates due to our debt and banking arrangements, which can result in fluctuations in our interest income and expense. As of September 30, 2021, we have hedged $100.0 million of our $800.0 million outstanding floating rate debt to a fixed rate of 1.4% plus the applicable spread defined in the A&R Credit Agreement. The remaining $700.0 million outstanding is subject to an average variable rate of 2.33% as of September 30, 2021. Assuming the current level of borrowings, a one percentage point increase or decrease in interest rates would increase or decrease our annual interest expense by approximately $7.0 million.
Our interest income is primarily generated from variable rate interest earned on operating cash accounts.
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee because a portion of our operating expenses are incurred by our subsidiary in India and are denominated in Indian rupees. We do not generate significant revenues outside of the United States. For each of the nine months ended September 30, 2021 and 2020, 9% of our expenses were denominated in foreign currencies. As of September 30, 2021 and 2020, we had net assets of $65.6 million and $53.6 million in foreign entities, respectively. Before the impact of our foreign currency hedging activities discussed below, the reduction in earnings from a 10% change in foreign currency spot rates would be $9.6 million and $9.1 million at September 30, 2021 and 2020, respectively.

For designated cash flow hedges, gains and losses currently recorded in accumulated other comprehensive loss will be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as cost of services. As of September 30, 2021, it was anticipated that approximately $0.5 million of gains, net of tax, currently recorded in accumulated other comprehensive loss will be reclassified into cost of services within the next 12 months.

We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $3.7 million as of September 30, 2021.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Unregistered Sale of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated:

Period	Number of Shares Purchased (1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (in millions) (2)
July 1, 2021 through July 31, 2021	15,157	$21.77		—	$49.0
August 1, 2021 through August 31, 2021	1,398	$21.14		—	$49.0
September 1, 2021 through September 30, 2021	1,538,077	$20.59	(3)	1,538,077	$17.3

(1)	Amounts include stock repurchased under our repurchase program (see discussion in footnote 2 below) and the surrender of shares of our common stock related to employees’ tax withholding upon vesting of restricted stock of 15,157, 1,398, and 0 shares for the months ended July 31, 2021, August 31, 2021, and September 30, 2021, respectively. See Note 12, Share-Based Compensation, to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
(2)	On November 13, 2013, the Board authorized the repurchase of up to $50.0 million of our common stock from time to time in the open market or in privately negotiated transactions (the “2013 Repurchase Program”). Between October 1, 2021 and October 27, 2021, the Company finalized authorized repurchases under the 2013 Repurchase Program. On October 22, 2021, the Board adopted a new repurchase program and authorized the repurchase of up to $200.0 million of our common stock from time to time in the open market or in privately negotiated transactions (the “2021 Repurchase Program”). The timing and amount of any shares repurchased under the 2021 Repurchase Program will be determined by our management based on its evaluation of market conditions and other factors. The 2021 Repurchase Program may be suspended or discontinued at any time.
(3)	Average price paid per share of common stock repurchased under the 2013 Repurchase Program is the execution price, including commissions paid to brokers.

Item 6.	Exhibits

The following are filed or incorporated by reference as a part of this Quarterly Report on Form 10-Q:

(a)

Exhibit Number	Exhibit Description
10.1
Amended and Restated Credit Agreement, dated as of July 1, 2021, by and among R1 RCM Inc., the other parties party thereto as Credit Parties (as defined therein), Bank of America, N.A., as administrative agent and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-34746) filed on August 3, 2021)

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
Date: November 2, 2021