Form 10-K
period 2021-12-31
R1 RCM INC.
filed 2022-02-17
CIK 1472595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2021: $3,103,161,500

As of February 15, 2022, the registrant had 278,243,840 shares of common stock, par value $0.01 per share, outstanding.

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

R1 RCM INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. You should not place undue reliance on these statements. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K are forward-looking statements. The words “anticipate”, “believe”, “designed”, “estimate”, “expect”, “forecast”, “intend”, “may”, “plan”, “predict”, “project”, “target”, “will” or “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about our strategy, our future operations, our future financial position, our projected costs, our prospects, our plans, objectives of management, our ability to successfully deliver on our commitments to our customers, our ability to deploy new business as planned, our ability to successfully implement new technologies, our ability to complete or integrate acquisitions as planned and to realize the expected benefits from acquisitions, the expected outcome or impact of pending or threatened litigation and expected market growth. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•our ability to retain existing customers or acquire new customers;

•the development of markets for our RCM service offering;

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

•risks related to our indebtedness;

•the loss of key personnel and our ability to integrate our customers’ revenue cycle management employees;

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

•our ability to protect our intellectual property; and

•other factors set forth in Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
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

PART I

Unless the context indicates otherwise, references in this Annual Report to “R1 RCM,” “R1,” the “Company” or “company,” “we,” “our,” and “us” mean R1 RCM Inc. and its subsidiaries.

Item 1.	Business
Overview
R1 RCM is a leading provider of technology-driven solutions that transform the patient experience and financial performance of healthcare providers. Our services help healthcare providers generate sustainable improvements in their operating margins and cash flows while also enhancing patient, physician, and staff satisfaction for our customers.

We achieve these results for our customers by managing healthcare providers’ revenue cycle operations, which encompass processes including patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation, and collections from patients and payers. We do so by deploying a unique operating model that leverages our extensive healthcare domain experience, innovative technology and intelligent automation, and process excellence. We assist our revenue cycle management (“RCM”) customers in managing their revenue cycle operating costs while simultaneously increasing the portion of the maximum potential services revenue they receive. Together, these benefits can generate significant and sustainable improvements in operating margins and cash flows for our customers.

Our primary service offering consists of end-to-end RCM services for health systems, hospitals, and physician groups, which we deploy through an operating partner relationship or a co-managed relationship. Under an operating partner relationship, we provide comprehensive revenue cycle infrastructure to providers, including all revenue cycle personnel, technology solutions, and process workflow. Under a co-managed relationship, we leverage our customers’ existing RCM staff and processes, and supplement them with our infused management, subject matter specialists, proprietary technology solutions, and other resources. Under the operating partner model, we record higher revenue and expenses due to the fact that almost all of the revenue cycle personnel are our employees and many third-party vendor contracts are controlled by us. Under the co-managed model, the majority of the revenue cycle personnel and third-party vendor contracts remain with the customer and those costs are netted against our co-managed revenue. For the years ended December 31, 2021, 2020, and 2019, substantially all of our net operating and incentive fees from end-to-end RCM services were generated under the operating partner model.

We also offer modular services, allowing customers to engage us for specific components of our end-to-end RCM service offering, such as patient experience, physician advisory services (“PAS”), clinical documentation integrity (“CDI”), coding management, revenue integrity solutions (“RIS”), business office services, and practice management (“PM”). Our patient experience offering, R1 EntriTM, unifies scheduling, clearance, intake and payments into one welcoming experience. Our PAS offering assists healthcare organizations in complying with payer requirements regarding whether to classify a hospital visit as an in-patient or an out-patient observation case for billing purposes. Our CDI solution helps customers improve Hospital Compare Star Ratings, which in turn can increase volume and reimbursement. Our coding management offering drives performance, quality, and consistent results via business intelligence and analysis, human capital management, an accountability framework, and a quality management program. Our RIS offering includes charge capture, charge description master (“CDM”) maintenance, and pricing services that help providers ensure they are capturing the maximum net compliant revenue for services delivered. Our business office services can help providers with the entire billing function or to specifically recoup revenue that may otherwise be lost by focusing skilled resources in lower priority areas with significant revenue potential. Our PM services offer administrative and operational support to allow healthcare providers to focus on delivering high quality patient care and outsource non-core functions to us.

Once implemented, our technology solutions, processes, and services are deeply embedded in our customers’ day-to-day revenue cycle operations. We believe our service offerings are adaptable to meet an evolving healthcare regulatory environment, technology standards, and market trends.
Segment
All of our significant operations are organized around the single business of providing revenue cycle management services for healthcare providers.
We view our operations and manage our business as one operating and reportable segment. All of our net services revenue and trade accounts receivable are derived from healthcare providers domiciled in the United States. The information about our business should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. See Note 20, Segments and Customer Concentrations, to our consolidated financial statements for information regarding our segment and customer concentrations.
Our Services
Drawing on the combination of our extensive healthcare expertise, innovative technology and intelligent automation, and process excellence, we seek to deliver measurable economic value to our customers across our RCM solutions.
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

This operating model consists of four components:

Technology - Comprehensive revenue cycle workflow & intelligent automation - Our technology integrates across multiple host and payer systems and combines our standard methods, operating metrics, and daily routines into an end-to-end technology platform. Through our intelligent automation, we optimize workflows across front, middle and back-end operations by leveraging a digital workforce and implementing scalable robotic process automation and machine learning.

Workflow - End-to-end workflow differentiated on outcomes - We deploy a fully cataloged, standardized methodology for revenue cycle execution from order intake and scheduling to claim reimbursement. The approach is based on standard structures and rigorous methods, tested and proven in multiple organizations and environments.

Operations - Scaled global delivery model & leading domain expertise - We bring experienced talent across global business services, centralized analytics, and deployment teams who all deliver one operating platform. Our teams understand the missions and unique needs of healthcare organizations and are trained, certified, and continuously developed to deliver on customer revenue cycle needs.
Analytics - Performance monitoring & management system - We use hundreds of operating metrics to drive comprehensive daily accountability and to enable front-line operators to deliver on differentiated business outcomes every single day.

Our RCM service offering is designed to adapt to a provider's organizational structure. We seek to integrate our technology, our personnel, our accumulated body of knowledge, and our culture within each customer’s revenue cycle activities, with the expectation that we will enjoy a long-term collaborative relationship with each customer. We provide technology and operational support in the form of both on-site management and centralized staffing to deliver improved efficiency and quality across all RCM functions.
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
Incentive fees are performance-based fees related to agreed-upon improvements in our customers’ financial or operating metrics. When using these metrics to calculate this improvement, we typically utilize metrics that are already being tracked by, or easily calculated from, our or our customers’ respective information systems and compare the results of those metrics against a defined prior period.

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

•Identifying Alternative Payment Sources and Providing Flexibility for Patient Balances. We use various methods to find payment sources for uninsured patients and reimbursement for services not covered by payers. Our patient financial screening technology and methodologies often identify federal, state, or private grant sources to help pay for healthcare services. These techniques are designed to ease the financial burden on uninsured or underinsured patients, increase the percentage of patient bills that are actually paid, and improve the total amount of reimbursement received by our customers. For balances that remain due from patients, we provide financing and payment options tailored to the patients’ unique circumstances, minimizing their financial burden and increasing yield for our customers.

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

•Leveraging our Global Business Services Operations. We help our customers increase their revenue cycle efficiency by implementing improved practices, streamlining workflow processes, and outsourcing aspects of their revenue cycle operations to our global business services operations. Examples of services that can be completed at our global business services operations include pre-registration, medical transcription, cash posting, reconciliation of payments to billing records, and patient and payer follow-up. By leveraging the economies of scale and experience of our global business services operations, we believe that we offer our customers better quality services at a lower cost.

We believe that these techniques are enhanced by our proprietary and integrated technology, management experience, and well-developed processes. Our proprietary technology solutions include workflow automation and direct payer connection capabilities that enable revenue cycle staff to focus on problem accounts rather than on manual tasks, such as searching payer websites for insurance and benefits verification for all patients. We employ technology, including intelligent automation, that identifies and isolates specific cases requiring review or action, to automate a host of tasks that otherwise can consume a significant amount of staff time. Our proprietary technology enhances the ability of our customers' revenue cycle staff to improve their interaction with patients. We use real-time feedback from our customers to improve the functionality and performance of our technology and processes and incorporate these improvements into our service offerings on a regular basis. We strive to apply operational excellence throughout our customers' entire revenue cycle.
Modular Solutions
Our modular service solutions allow customers to engage us for specific components of end-to-end RCM and expanded service offerings. These service offerings, including patient experience, PAS, CDI, coding management, RIS, business office, and PM, allow our customers to place their focus on delivering high quality patient care, while outsourcing non-core functions to us. Providing modular solutions allows us to expand our customer base utilizing technology and service offerings which have already been developed.

Business Update

VisitPay Acquisition

On July 1, 2021, we completed the acquisition of all the outstanding equity interests of iVinci Partners, LLC d/b/a VisitPay (“VisitPay”), a provider of digital payment solutions, pursuant to an Agreement and Plan of Merger dated as of May 3, 2021 (the “VisitPay Acquisition”). VisitPay’s proprietary analytics are designed to deliver consistent and compliant financing options that meet the unique needs of each patient and their family. VisitPay’s payment platform is purpose-built for healthcare with integrations across all major acute and ambulatory billing systems. The combination of R1 and VisitPay will enable us to increase price transparency, provide flexible and personalized payment options, and enhance big data analytics. The purchase price for the VisitPay Acquisition was $305.4 million. We funded the purchase price for the acquisition and associated transaction expenses with a combination of cash on hand and the incurrence of additional indebtedness.

Coronavirus Pandemic

Given the ongoing challenges associated with efforts to contain the spread of the 2019 Novel Coronavirus (hereafter, “COVID-19”) and related business impact for our customers, we continue to take numerous actions to ensure (1) the health, safety, and well-being of our workforce; (2) uninterrupted and, in many respects, expanded support for our customers and the patients and communities they serve; and (3) business and operational continuity. Among our specific actions to support our workforce, we have maintained our work-from-home model for more than 15,000 global employees, offered zero out-of-pocket cost for COVID-19 testing and telemedicine visits, offered mental wellness programming, and continued the R1 Cares vaccination support program for our India workforce. In addition, we have continued to deliver customer support that includes: deploying R1 EntriTM mobile patient registration technology, which reduces risk of patient and R1 staff exposure and preserves the use of critical personal protective equipment for clinical staff; reporting to allow for detailed COVID-19 order tracking, scheduling, and follow-up; in-depth regulatory resource guidance and content to aid our customers in navigating a rapidly developing and changing series of healthcare regulations during the public health emergency; and providing operational best practices for implementation and revenue cycle management of telehealth services. With oversight and support from our COVID-19 taskforce, we have actively managed our response to, and coordinated with many of our customer partners regarding, new variants and their impacts at a local, national, and global level. As we continue to track COVID-19 risks, including ongoing monitoring and assessment of current state, we may adjust the above efforts as needed.

Patient volumes have continued to recover and are largely in line with pre-COVID-19 levels. The impact of the COVID-19 pandemic is fluid and continues to evolve. We cannot predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted, including as a result of macro-economic impacts to the global supply chain, labor shortages, and inflationary pressures. However, we continue to assess its impact on our business and continue to actively manage our response. For further details on the potential impact of COVID-19 on our business, refer to “Risk Factors,” in Part I, Item 1A of this Annual Report on Form 10-K.

Relationship with Ascension

On February 16, 2016, we entered into a long-term strategic partnership with Ascension Health Alliance, the parent of our largest customer and the nation’s largest Catholic and non-profit health system, and TowerBrook Capital Partners (“TowerBrook”), an investment management firm. As part of the transaction, we amended and restated our Master Professional Services Agreement (“A&R MPSA”) with Ascension Health (“Ascension”) effective February 16, 2016 with a term of ten years. Pursuant to the A&R MPSA and with certain limited exceptions, we are the exclusive provider of RCM services and PAS with respect to acute care services provided by the hospitals affiliated with Ascension that execute supplement agreements with us. In addition, at the close of the transaction, we issued to TCP-ASC ACHI Series LLLP (“TCP-ASC” or the “Investor”), a limited liability limited partnership jointly owned by Ascension Health Alliance and investment funds affiliated with TowerBrook: (i) 200,000 shares of our 8.00% Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock” or “Preferred Stock”) for an aggregate price of $200 million and (ii) a warrant with a term of ten years to acquire up to 60 million shares of our common stock, par value $0.01 per share, at an exercise price of $3.50 per share, on the terms and subject to the conditions set forth in the Warrant Agreement (“the Warrant”). The Series A Preferred Stock was immediately convertible into shares of common stock. We refer herein to the foregoing transactions consummated on February 16, 2016 with the Investor and Ascension as the “Transaction”.

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

On April 30, 2021, we entered into Amendment No. 5 to the A&R MPSA, effective as of May 1, 2021, extending the agreement to April 30, 2031, among other amendments.

On January 15, 2021, the Investor converted all of its 294,266 shares (the “Preferred Shares”) of Preferred Stock into 117,706,400 shares of common stock of the Company, into which the Preferred Shares were convertible pursuant to the Certificate of Designation of the Series A Preferred Stock, and, in consideration therefor, the Company (i) issued 21,582,800 additional shares of common stock, and (ii) paid the Investor $105.0 million in cash.

On May 27, 2021 and May 28, 2021, the Company issued 16,750,000 shares of common stock to TCP-ASC upon the cashless exercise of a portion of the Warrant to purchase 19,535,145 shares of common stock at an exercise price of $3.50 per share based upon a market value of $24.54 to $24.64 per share as determined under the terms of the Warrant.
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
Hospital systems affiliated with Ascension have accounted for a significant portion of our net services revenue each year since our formation. For the years ended December 31, 2021, 2020, and 2019, net services revenue from healthcare providers affiliated with Ascension accounted for 61%, 64% and 67% of our total net services revenue, respectively.

Customer Agreements
We generally provide our RCM offering pursuant to managed services agreements with our customers. In rendering our services, we must comply with customer policies and procedures regarding charity care, personnel, data security, compliance, and risk management, as well as applicable federal, state, and local laws and regulations. Our end-to-end RCM agreements typically span five to ten years (subject to the parties' respective termination rights). In general, our end-to-end RCM agreements provide that:
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
Sales and Marketing

Our new business opportunities are generated by our sales and marketing team and other members of our senior management team. Our customer acquisition process utilizes traditional and non-traditional techniques to inform the marketplace of R1’s solutions. Broad outreach and interest are turned into selling opportunities through demand generation programs and a marketing-sales pipeline management process. Initial interaction with a prospective healthcare provider begins with a key decision maker, and includes a comparison of the potential customer’s historical and projected results versus a standardized improvement model. The next step is a more detailed assessment of the prospect’s existing operations versus our RCM model and a review of the potential opportunities. We begin negotiations with a standardized contract that is customized, as necessary, after collaborative discussions of operational and management issues and our proposed working relationship. Our sales process for RCM managed services agreements typically lasts six to 18 months from the introductory meeting to the agreement’s execution, while our sales process for our modular solutions typically lasts three to six months.
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

Another way we accumulate valuable intellectual property that extends our value proposition and competitive advantage is to selectively acquire leading companies in segments most pertinent to solving our customers’ high-value problems. As an example, in 2020 we acquired SCHEDULING.COM, INC. d/b/a SCI Solutions, Inc. (“SCI”) and in 2021 we acquired VisitPay, and have combined their technology capabilities with ours to create a more comprehensive patient and provider self-service platform. We will continue to assess what new capabilities could be of value to our customers, and plan to regularly evaluate whether we are best suited to develop those capabilities internally, or to obtain them through acquisition of other market-leading technology solution companies.
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
•“R1 Entri” streamlines the interface for patients and physicians within the revenue cycle across all settings of care. It includes enterprise scheduling, self-service appointment management, patient out-of-pocket cost estimation, online pre-registration, financial clearance, authorization automation, and patient payment. The technology includes web-based, mobile-responsive applications for patient and provider self-service, which are all connected to R1’s proprietary rules engines. These rules engines automate the complex tasks necessary to prevent revenue cycle defects and automate the matching of appropriate provider appointment capacity with specific patient needs under any variety of clinical and administrative circumstances.
•“R1 Intelligent Automation” combines robotic process automation, computer vision/optical character recognition, natural language processing, expert rules/machine learning, workflow integration, and analytics to automate processes across the revenue cycle and manage the digital workforce. This platform allows us to bring off-the-shelf automation to solve many of the common revenue cycle workflows, while providing the flexibility to efficiently address client-specific processes. With this technology platform, repetitive transactional processes are automated, delivering operating efficiency and freeing up staff members to focus on higher-order problem solving and higher value-added work. The platform targets a wide range of functions including prior authorization, coding, accounts receivable follow-up, payment posting, and credit balances, among others.
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
•“R1 Provider Billing & Coding” provides a host system for hospital-based physicians to facilitate coding, insurance billing, accounts receivable/denials management, patient statements, and cash posting functions.
•“R1 Gateway,” our PM portal, provides a single place for practices to view schedules, manage chart deficiencies, access human resource and benefit information, and view practice announcements and notices. This is delivered to physicians and practice staff via a web-based interface and both Android and iOS apps.
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

Information Security

Our priority is protecting our customers' confidential and protected health information (“PHI”). Our security strategy employs various best practices, multi-layered defenses, and relevant technologies designed to control, audit, monitor, and protect access to sensitive information. Our senior officers, including the Chief Information Officer and Chief Information Security Officer, are responsible for the operation of our information security program and regularly communicate with the Board of Directors (“Board”) Compliance & Risk Management Committee, including with respect to the state of the program, current and evolving threats, compliance with applicable regulations, and other strategic initiatives. In addition, the Audit Committee monitors cybersecurity as it relates to financial and reporting systems and controls. As part of the information security program, we employ a National Institute of Standards Technology (“NIST”) -based cybersecurity strategy and framework with real-time monitoring, active testing protocols, and continual workforce training. Further, we rigorously investigate cybersecurity risks and threats to address and ensure mitigation, resolution, and process improvement efforts in a timely manner.

The design and operating effectiveness of controls relevant to our applications and systems are independently audited through Service Organization Control 2 (“SOC 2”) Type 2 security audits. These nationally recognized examinations are conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants (“AICPA”). We also receive independent Health Insurance Portability and Accountability Act (“HIPAA”) Security Rule risk assessments aimed at reviewing administrative, physical, and technical safeguards to protect the confidentiality, integrity, and availability of electronic protected health information (“ePHI”). We believe these activities demonstrate our commitment to secure private healthcare information and appropriately manage risk.
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
Government Regulation
The customers we serve are subject to a complex array of federal and state laws and regulations. These laws and regulations may change rapidly and unpredictably, and it frequently is unclear how they apply to our business. We devote significant efforts, through training of personnel and monitoring, to establish and maintain compliance with all regulatory requirements that we believe are applicable to our business and the services we offer.
Government Regulation of Health Information

Privacy and Security Regulations. The Administrative Simplification Provisions of HIPAA and its implementing regulations include substantial restrictions and requirements with respect to the use and disclosure of a subset of individually identifiable health information, referred to as PHI, and require covered entities, including health plans, health care clearinghouses, and most health care providers, to implement administrative, physical, and technical safeguards to protect the confidentiality, integrity, and availability of electronic PHI maintained or transmitted by them or by others on their behalf.

Certain provisions of the privacy and security regulations promulgated pursuant to HIPAA apply to business associates (i.e., entities that perform functions on behalf of, or provide services to, covered entities involving the handling of PHI), and business associates are subject to direct liability for violation of these provisions. Violations of the HIPAA privacy and security regulations may result in criminal penalties and in substantial civil penalties per violation. The civil penalties are adjusted annually based on updates to the consumer price index. In addition, a covered entity may be subject to penalties as a result of a business associate violating HIPAA if the business associate is found to be an agent of the covered entity. Most of our customers are covered entities and we are a business associate to many such customers under HIPAA as a result of our contractual obligations to perform certain functions on behalf of, and provide certain services to, those customers. As a business associate, we sometimes also act as a clearinghouse in performing certain functions for our customers.

In order to provide our covered entity customers with services that involve the use or disclosure of PHI, HIPAA requires our customers to enter into business associate agreements with us. Among other things, such business associate agreements (i) dictate how we may use and disclose PHI, (ii) require us to implement reasonable administrative, physical, and technical safeguards to protect PHI from misuse, (iii) report security incidents and other improper uses or disclosures of PHI, and (iv) impose these same obligations through agreements with our agents and subcontractors that have access to PHI.

Transaction Requirements. In addition to privacy and security requirements, HIPAA requires that certain electronic transactions related to healthcare billing be conducted using uniform electronic data transmission standards and code sets for certain health care claims and payment transactions submitted or received electronically. We are contractually required to structure and provide our services in a way that supports our customers’ HIPAA compliance obligations.

Data Security and Breaches. In recent years, there have been well-publicized data breach incidents involving the improper dissemination of personal health and other information of individuals, both within and outside of the healthcare industry. Covered entities must report breaches of unsecured PHI to affected individuals without unreasonable delay but not to exceed 60 days after discovery of the breach by a covered entity or its agents. Notification also must be made to the U.S. Department of Health & Human Services (“HHS”) and, in certain situations involving large breaches, to the media. HHS is required to publish on its website a list of all covered entities that report a breach involving more than 500 individuals. Impermissible uses or disclosures of unsecured PHI are presumed to be breaches unless the covered entity or business associate establishes that there is a low probability that the unsecured PHI has been compromised. Various state laws and regulations also may require us to notify affected individuals in the event of a data breach involving individually identifiable information. In many cases, these state laws are limited to electronic data, but states increasingly are enacting or considering stricter and broader requirements. In addition, the U.S. Federal Trade Commission (“FTC”) uses its consumer protection authority to initiate enforcement actions in response to data breaches. We have implemented and maintain physical, technical, and administrative safeguards intended to protect all personal data, and have processes in place to assist us in complying with applicable laws and regulations regarding the protection of this data and properly responding to any security incidents and data breaches.

State Laws. In addition to HIPAA, most states have enacted patient confidentiality laws that protect against the unauthorized disclosure of confidential medical information, and many states have adopted or are considering further legislation in this area, including privacy safeguards, security standards, and data security breach notification requirements. Such state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we must comply with them even though they may be subject to different interpretations by various courts and other governmental authorities. For example, the California Confidentiality of Medical Information Act (“CMIA”) has several standards that go beyond those set forth under HIPAA and its regulations.

Other Requirements. In addition to HIPAA, there are numerous laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. For example, the California Consumer Privacy Act of 2018 (“CCPA”) and its implementing regulations afford California residents broad rights over their “personal information” and impose attendant obligations on covered “businesses” and their “service providers.” The CCPA took effect on January 1, 2020, and has been enforced by the California Attorney General since July 1, 2020. The CCPA provides for civil penalties for violations, as well as a private right of action for negligent data breaches. Although HIPAA covered data is exempt from the scope of the CCPA, many business associates and covered entities collect personal information from California residents that may fall outside of HIPAA and therefore trigger the CCPA’s requirements. In January 2023, an amendment to the CCPA known as the California Privacy Rights Act (“CPRA”) will take effect, and introduce broader rights to California residents and impose even stricter obligations on covered businesses, service providers, and contractors. Likewise, Virginia and Colorado each have a consumer privacy law that is scheduled to take effect in 2023. Under those laws, however, business associates are exempt as an entity. It is anticipated that more states will adopt similar legislation in 2022.

We and our customers may be subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties. In addition, the FTC increasingly is enforcing the Federal Trade Commission Act, and actively regulating companies to ensure their security policies and controls adequately protect the personal information the organizations collect and maintain against unauthorized access, acquisition, and disclosure. The FTC has issued guidance for, and several states have issued or are considering new regulations to require, holders of certain types of personally identifiable information to implement formal policies and programs to prevent, detect, and mitigate the risk of identity theft and other unauthorized access to or use of such information. Further, federal and state legislation has been proposed, and through rule making or executive action, several states have taken action, to restrict or discourage the disclosure of medical or other personally identifiable information to individuals or entities located outside of the United States.

International Laws. In addition to data privacy and security statutes in the United States, the European Union (“EU”) enacted the General Data Protection Regulation 2016/679 (the “GDPR”), which became applicable on May 25, 2018 and applies to certain of our activities conducted from an establishment in the EU and our operations that are targeting clients and activities within the EU. The GDPR imposes a number of compliance obligations, including those related to privacy notices, legal bases for processing data, data retention, data security, and the rights of individuals. Additionally, the GDPR significantly increases financial penalties for non-compliance, including fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements. The extent to which our activities and business are subject to the GDPR, or similar laws such as the UK Data Protection Act, depends on the nature of our clients and scope of work in that particular jurisdiction.
Government Regulation of Reimbursement
Our customers are subject to regulation by a number of governmental agencies, including those that administer the Medicare and Medicaid programs. Accordingly, our customers are sensitive to legislative and regulatory changes in, and limitations on, government healthcare programs and changes in reimbursement policies, processes, and payment rates. During recent years, there have been numerous federal legislative and administrative actions that have affected government programs, including adjustments that have reduced or increased payments to physicians and other healthcare providers and adjustments that have affected the complexity of our work. For example, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) established a Quality Payment Program (“QPP”) that requires physician groups to track and report a multitude of data relating to quality, clinical practice improvement activities, use of an electronic health record, and cost. Success or failure with respect to these measures may impact reimbursement in future years. Similarly, hospitals participating in the Medicare Value-Based Purchasing Program, which requires the reporting of quality and cost measures, may receive a net decrease in payments. It is possible that the federal or state governments will implement additional reductions, increases, or changes in reimbursement under government programs that will adversely affect our customer base or increase the cost of providing our services. Any such changes could adversely affect our own financial condition by reducing the reimbursement rates of our customers.
Fraud and Abuse Laws
A number of health care fraud and abuse laws apply to hospitals, physicians, and others who (i) furnish health care services to patients and submit claims for reimbursement to government programs or commercial insurers, and (ii) refer patients to one another. Given the breadth of these laws, they may affect our business, either directly or because they apply to our customers. These laws and regulations include:
False Claims Laws. There are numerous federal and state laws that forbid (i) submitting a false claim, (ii) causing the submission of a false claim, (iii) retaining a known overpayment, or (iv) engaging in similar types of conduct. The federal civil False Claims Act (“FCA”), 31 U.S.C. §3729 et seq., for example, prohibits (i) knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval, or (ii) knowingly making, using, or causing to be made or used, a false record or statement material to a false or fraudulent claim. Further, under its so-called “reverse false clams” provision, the FCA imposes liability on any person who knowingly conceals or knowingly and improperly avoids or decreases an obligation to pay or transmit money or property to the government. An obligation to pay or transmit money or property to the government, in turn, may arise if a person identifies an overpayment and fails to report and return the overpayment to the government within 60 days. Violations of the FCA may result in treble damages and per claim fines ranging from $11,803 to $23,607. The FCA may be enforced by the government or by private whistleblowers under the “qui tam” provisions of the statute. Whistleblowers are entitled to a share of any recovery in an FCA case. Other federal laws, such as those governing the imposition of civil monetary penalties, 42 U.S.C. §1320a-7a, prohibit similar conduct, as do many state laws.

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
EMTALA generally applies to our customers that are Medicare-participating hospitals, and we assist our customers with the intake of their patients. Although we believe that our customers’ practices generally are in compliance with the law and applicable regulations, we cannot be certain that governmental officials or others will not assert that we or our customers are in violation of EMTALA nor can we predict what obligations may be imposed by regulations to be issued in the future.

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

Debt collection activities are also regulated at the state level. Most states have laws regulating debt collection activities in ways that are similar to, and in some cases more stringent than, the FDCPA. In addition, some states require companies engaged in the collection of consumer debt to be licensed. In all states where we operate, we believe that we (1) currently hold all required licenses, (2) are in the process of requesting and retaining all applicable licenses, or (3) are exempt from licensing.
Certain of our activities also may be subject to the Telephone Consumer Protection Act (“TCPA”). In the process of communicating with our customers’ patients, we use a variety of communications methods. The TCPA may, depending on the nature of the communication, place certain restrictions on companies that place telephone calls to consumers.
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
We have been issued seven U.S. patents which expire between 2027 and 2031, upon payment of U.S. Patent maintenance fees, and two additional pending U.S. patent applications that relate to key domains of our R1 Access software suite: improving efficiency of client claims' reimbursement, follow-up, and measurement. Legal standards relating to the validity, enforceability, and scope of protection of patents can be uncertain. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Our patent applications may not result in the grant of patents with the scope of the claims that we seek, if at all, or the scope of the granted claims may not be sufficiently broad to protect our products and technology. Our seven granted patents or any patents that may be granted in the future from pending or future applications may be opposed, contested, circumvented, designed around by a third party, or found to be invalid or unenforceable. Third parties may develop technologies that are similar or superior to our proprietary technologies, duplicate, or otherwise obtain and use our proprietary technologies or design around patents owned or licensed by us. If our technology is found to infringe any patent or other intellectual property right held by a third party, we could be prevented from providing our service offerings or subjected to significant damage awards.
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
Financial Information About Geographic Areas
    All of our customers are entities organized and located within the United States. See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements for information regarding the location of our long-lived assets.
Human Capital Management
As of December 31, 2021, we had approximately 22,000 employees. Of these employees, approximately 10,200 full-time and 1,200 part-time employees were located in the U.S., and approximately 10,600 full-time employees were located internationally. Our employees are not represented by a labor union, and we consider our current employee relations to be good.
R1 recognizes that attracting, motivating and retaining diverse talent at all levels is vital to continuing our success. By fostering a talent focused and inclusive culture, we believe we will have more engaged associates, which will further enhance our ability to support R1’s customers and protect the long-term interests of our stakeholders and stockholders. We invest in our employees through high-quality benefits and various health and wellness initiatives, and offer competitive compensation packages, which are also designed to ensure fairness in internal compensation practices. We adhere to our Code of Integrity, which emphasizes our four guiding compliance principles of integrity, accountability, collaboration, and vigilance.

To further engage and incentivize our workforce, we provide a wide range of career development opportunities to support and motivate our employees to operate at their best and succeed. These opportunities include but are not limited to a role-based R1 Certification Program for our hourly staff and R1 Leadership Experience programs for high potential associates at each level of the organization, designed to develop their leadership capabilities. In 2021, we launched R1 Aspire, an immersive eLearning catalog that provides engaging and easy to use content, technology, and programs for all our associates. For professional recognition of our associates, our R1 Stars program provides leaders and fellow associates the opportunity to recognize one another for their contributions. In 2021 alone, 43,000 recognition awards were given to associates globally through R1 Stars.
R1 is committed to being a company where everyone is included and valued for their unique strengths, afforded an opportunity to grow and develop, and empowered to bring their full selves to work. Our long term Inclusion and Diversity (“I&D”) goals are to achieve:
•50% gender diversity in senior leadership roles (Global)
•30% racial/ethnic diversity in our senior leadership (US)
•90% average associate favorability on I&D (via I&D specific questions in our annual engagement survey)
To ensure progress against our goals, we focus on three key areas: Leadership Accountability & Pipeline, Inclusive Culture, and Associate Involvement in our I&D programs. In 2021, to create more transparency around our strategy and progress for all associates, we began publishing our quarterly I&D scorecard internally. Our scorecard measures progress on in-year initiatives, including tracking senior leaders with I&D goals, diverse slates for open senior roles, and the percentage of open roles filled with diverse internal talent. In 2021, we also expanded our I&D keynote sessions through our ongoing partnership with the University of Southern California’s Race & Equity Center and new partnership with BridgeWorks to provide virtual sessions focused on building associates’ knowledge on topics, including addressing homophobia and heterosexism and multi-generational differences in the workplace.
Each year, we gauge our employees’ level of engagement and satisfaction by conducting engagement surveys with the assistance of a third-party. As a part of this process, we solicit feedback from employees on career and development opportunities, benefits, well-being, and comfort in reporting behavior that does not align to our Code of Integrity. We also ask for feedback about their people leader’s effectiveness and ability to foster a more inclusive and diverse workplace. In 2021, over 80% of R1 associates participated in the engagement survey, and we are utilizing their direct input to proactively address feedback in the areas of ongoing career development and employee growth initiatives.
Employee health, well-being, and safety is one of our top priorities. The COVID-19 pandemic has underscored for us the importance of keeping our employees safe and healthy. To prioritize employee health and safety, we took the following steps in 2021: continued to restrict all non-essential domestic and international travel; maintained our work-from-home model for more than 15,000 global employees; offered zero out-of-pocket cost for COVID-19 testing and telemedicine visits; offered mental wellness programming; and continued the R1 Cares vaccination support program for our India workforce.
At R1, we are committed to making a meaningful impact in our communities by focusing on community service and volunteerism related to health, education, and human services. Our Helping Hands program demonstrates our commitment to continue being a good corporate citizen everywhere we operate, serve, and live. We empower our employees to look beyond themselves and reach out to identify and address social issues in their communities. As a part of that commitment, we provide full-time U.S. employees with 16 hours and part-time U.S. employees with 8 hours of paid time off to participate in volunteer activities. In 2021, we supported over 525 community organizations and contributed over 12,000 volunteer hours.
In March 2022, we plan to release our 2021 Environmental, Social, and Governance (“ESG”) Report, which will be available on our website. The ESG report includes current progress against our goals, including those mentioned above. We encourage you to review this report for more detailed information regarding our programs and initiatives. Nothing on our website, including our 2021 ESG Report or sections thereof, shall be deemed incorporated by reference into this Annual Report.

Corporate Information
We were incorporated in Delaware in 2003 as Healthcare Services, Inc. and were named Healthcare Services, Inc. from July 2003 until August 2009, when we changed our name to Accretive Health, Inc. We operated under the name Accretive Health until January 5, 2017, when we changed our name to R1 RCM Inc. Our principal executive offices are located at 434 W. Ascension Way, 6th Floor, Murray, Utah 84123, and our telephone number is (312) 324-7820.
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
Risks Relating to our Operations and Service Offering
We operate in a highly competitive industry, and our current or future competitors may be able to compete more effectively than we do, which could have a material adverse effect on our operating results, growth rates and market share.
The market for our solutions is and will continue to be highly competitive. The rapid changes in the U.S. healthcare market resulting from pressures to reduce healthcare cost inflation and regulatory and legislative initiatives are increasing the level of competition. We face competition from internal RCM departments and external participants. External participants that are our competitors include end-to-end RCM providers, software vendors and other technology-supported RCM business process outsourcing companies, traditional consultants, and information technology outsourcers. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, regulations, or customer requirements. We may not be able to compete successfully with these companies, and these or other competitors may introduce technologies or services that render our technologies or services obsolete or less marketable. Even if our technologies and services are more effective than the offerings of our competitors, our competitors may offer similar solutions at a lower price, which may cause our customers to choose our competitors’ solutions over ours. Increased competition is likely to result in pricing pressures, which could adversely affect our operating results, growth rate, or market share. Even if we have a good relationship and strong performance history with the customer, open and competitive bidding practices mean we may not be awarded the renewal business or may have to aggressively price our services to be successful.
The markets for our RCM service offering may develop more slowly than we expect.
Our success depends, in part, on the willingness of healthcare organizations to implement integrated solutions for the areas in which we provide services. Some organizations may be reluctant or unwilling to implement our solutions for a number of reasons, including failure to perceive the need for improved revenue cycle operations, lack of knowledge about the potential benefits our solutions provide, concerns over the cost of using an external solution, or as a result of investments or planned investments in internally developed solutions, choosing to continue to rely on their own internal resource.
Delayed or unsuccessful implementation of our technologies or services with our customers or implementation costs that exceed our expectations may adversely affect our operating results.
In periods during which we add new customers, our operating costs are typically higher because we incur expenses to integrate our solutions with our customers’ existing patient accounting and clinical systems. The implementation process varies from customer to customer, and we may face unanticipated challenges, including failure to obtain approvals or access rights from our customers’ vendors in a timely manner or at all. If the implementation process is not executed successfully or is delayed, our relationships with our customers and our operating results may be adversely affected. Implementation of our solutions also requires us to integrate our employees into the customer’s operations. Depending on our customers’ implementation needs, we may be required to devote a larger number of our employees than anticipated, which may increase our costs and adversely affect operating results.

We may be liable to our customers or third parties if errors occur during the provision of our services, or if we fail to maintain high service levels, our anticipated net services revenue may be lower.
The services we offer are complex and involve numerous manual and automated touchpoints with patients, providers and payers, which inherently creates a higher error risk. Errors can result from the interface of our proprietary technology applications and a customer’s existing technologies or we may make human errors in any aspect of our service offerings. The costs incurred in correcting any significant errors may be substantial and could adversely affect our operating results. Our customers, or third parties such as our customers’ patients, may assert claims against us alleging that they suffered damages due to our errors, and such claims could subject us to significant legal defense costs in excess of our existing insurance coverage and adverse publicity regardless of the merits or eventual outcome of such claims. In addition, if we are unable to maintain high service levels and our customers fail to achieve agreed upon improvement in financial or operating metrics, the incentive fee payments to us from such customers may be lower than anticipated.
Our business operations currently include the collection, on behalf of our customers, of medical co-pays and other payments that are due to our customers from their patients. This business practice has been perceived negatively by the public and this negative perception has adversely affected and may continue to adversely affect our business, operating results, and financial condition.
We currently collect, on behalf of our customers, medical co-pays and other non-defaulted payments that are due to our customers from their patients, pursuant to managed services agreements with our customers. Collection of these payments from patients may become a more significant part of our RCM services as industry trends continue to increase patient responsibility as a percentage of total compensation to healthcare providers. This business practice, which has been negatively perceived by the public, has made it more difficult to retain existing customers and attract new customers, extended the time it takes to enter into service agreements with new customers, and resulted, and may continue to result, in a material adverse effect on our business, operating results, and financial condition.
Negative public perception and proposed legislation in the United States regarding offshore outsourcing may increase the cost of delivering our services.
Offshore outsourcing is a politically sensitive topic in the United States. For example, various organizations and public figures in the United States have expressed concern about a perceived association between offshore outsourcing providers and the loss of jobs in the United States. Current or prospective customers may elect to perform such RCM services themselves or may be discouraged from transferring these services from onshore to offshore providers to avoid negative perceptions that may be associated with using an offshore provider. Any slowdown or reversal of existing industry trends towards offshore outsourcing would increase the cost of delivering our services if we had to relocate aspects of our services from our global business services operations to the United States, where operating costs are higher.
In the United States, federal and state legislation has been proposed, and in several states enacted, to restrict or discourage U.S. companies from outsourcing their services to companies outside the United States. Further, through rule making or executive action, some states have imposed limitations on offshore outsourcing of administrative services for the Medicaid program. It is possible that additional legislation could be enacted or regulatory guidance issued that would restrict U.S. private sector companies that have federal or state government contracts, or that receive government funding or reimbursement, such as Medicare or Medicaid payments, from outsourcing their services to offshore service providers. Any changes to existing laws or the enactment of new legislation restricting offshore outsourcing in the United States may adversely affect our ability to do business, particularly if these changes are widespread, and could have a material adverse effect on our business, operating results, financial condition, and cash flows.

Risks Relating to our Customers
If we are unable to retain our existing customers or acquire new customers, our operating results could be adversely affected.
Our future financial performance depends in part upon the retention of our customers and our ability to acquire new customers. We earn net services revenue primarily from managed services agreements pursuant to which we receive performance-based fees. Our profitability on customer agreements increases over time, as we integrate our systems, processes, and procedures with our customers. Customers can elect not to renew their managed services agreements with us upon expiration. Certain customer agreements permit early termination for convenience, subject to a notice period. If a customer does not renew or terminates a managed services agreement for any reason, we may not recognize sufficient revenue from that customer prior to the non-renewal or termination to offset the implementation costs associated with that customer.
Some of our managed services agreements require us to adhere to extensive, complex data security, network access, and other institutional procedures and requirements of our customers, and we cannot guarantee that some of our customers will not allege that we have not complied with all such procedures and requirements. Factors external to us and beyond our control, including but not limited to cyber attacks, failures of a contracted vendor, or regulatory changes, may cause a failure to perform under a contract. If a breach of a managed services agreement occurs or there is an actual or perceived service level performance failure, we may be liable to the customer for damages or may need to allocate additional resources or incur additional costs to resolve the breach that has arisen, and either we or the customer may generally terminate an agreement for a material uncured breach by the other.
Increasing consolidation within the healthcare provider industry may also make it more difficult for us to acquire new customers and retain existing customers, as consolidated healthcare systems may be more likely to have incumbent revenue cycle management providers or significant internal revenue cycle capabilities. For example, certain of our smaller customers have been acquired by larger healthcare systems and ceased to be customers.
We face a selling cycle of variable length to secure new RCM operating partner agreements, making it difficult to predict the timing of specific new customer relationships and related revenue.
We face a selling cycle of variable length, typically spanning six to 18 months or longer, to secure a new managed services agreement. Even if we succeed in developing a relationship with a potential new customer, we may not be successful in entering into a managed services agreement with that customer. In addition, we cannot accurately predict the timing of entering into managed services agreements with new customers due to the complex procurement decision processes of most healthcare providers, which often involves high-level management or board committee approvals. Due to our variable selling cycle length, we have only a limited ability to predict the timing of specific new customer relationships, which affects our ability to predict future revenues and cash flows.
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

Risks Relating to our Cybersecurity and Technology
If our information technology security measures are breached or fail, resulting in unauthorized access to customer data, our service may be perceived as not being secure, which could impact our ability to attract new customers, cause a loss of revenues from current customers due to penalties or contract termination, or cause us to incur significant liabilities.
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
To date, cyber attacks have not had a material impact on our business, operating results, or financial condition; however, we could suffer material losses in the future as a result of cyber attacks, and we are not able to predict the severity of these attacks. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the ongoing shortage of qualified cyber security professionals, and the interconnectivity and interdependence of third parties to our systems. The occurrence of a cyber attack, breach, unauthorized access, misuse, computer virus or other malicious code, or other cyber security event could jeopardize or result in the unauthorized disclosure, gathering, monitoring, misuse, corruption, loss, or destruction of confidential information that belongs to us or our customers or PHI that is processed and stored in, and transmitted through, our computer systems and networks. The occurrence of such an event could also result in damage to our software, computers, or systems, or otherwise cause interruptions or malfunctions in our, our customers’, or third parties’ operations. If a breach of our information technology security occurs, we could face damages for contract breach, penalties for violation of applicable laws or regulations, possible lawsuits by individuals affected by the breach, and significant remediation costs and efforts to prevent future occurrences. Although we currently carry insurance coverage to protect ourselves against some of these risks, our inability to continue to obtain such insurance coverage at reasonable costs could also have a material adverse effect on us. In addition, whether there is an actual or a perceived breach of our information technology security, the market perception of the effectiveness of our security measures could be harmed and we could lose current or potential customers.

Disruptions in service or damage to our global business services centers or third-party operated data centers could adversely affect our business.
Our global business services centers and third-party operated data centers are essential to our business. Our operations depend on the availability of our global business service centers and their operating effectiveness in maintaining and protecting our applications, which are located in data centers that are operated and controlled by third parties. In addition, our information technologies and systems, as well as our data centers and global business services centers, are vulnerable to damage or interruption from various causes, including (1) natural disasters, war, acts of terrorism, and public health events, including the COVID-19 pandemic, and (2) power losses, computer systems failures, internet and telecommunications or data network failures, operator error, losses of and corruption of data, and similar events. We have a business continuity plan and maintain insurance against fires, floods, other natural disasters, and general business interruptions to mitigate the adverse effects of a disruption, relocation, or change in operating environment at one of our data centers or global business services centers, but the situations we plan for and the amount of insurance coverage we maintain may not be adequate in every case. In addition, the occurrence of any of these events could result in interruptions, delays, or cessations in service to our customers, or in interruptions, delays, or cessations in the direct connections we establish between our customers and payers. Any of these events could impair or inhibit our ability to provide our services, reduce the attractiveness of our services to current or potential customers, and adversely affect our financial condition and operating results.
In addition, despite the implementation of security measures, our infrastructure, data centers, global business services centers, or systems that we interface with, including the internet and related systems, may be vulnerable to physical break-ins, improper employee or contractor access, programming errors, computer viruses, malicious code, phishing attacks, denial-of-service attacks, or other cyber attacks and information security threats by third parties seeking to disrupt operations or misappropriate information or similar physical or electronic breaches of security. Any of these can cause system failure, including network, software, or hardware failure, which can result in service disruptions. As a result, we may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by such breaches.
Risks Relating to our Employees
If we are unable to attract, hire, integrate, and retain key personnel and other necessary employees, our business could be harmed.
Our future success depends in part on the continued contributions of our executive officers and other key personnel, each of whom may be difficult to replace. The loss of services of any of our executive officers or key personnel, or the inability to continue to attract qualified personnel, could have a material adverse effect on our business.
To manage potential future growth, we will need to hire, integrate, and retain highly skilled and motivated employees, and will need to work effectively with a growing number of customer employees engaged in revenue cycle operations. Competition for the caliber and number of employees we require is intense. We may face difficulty identifying and hiring qualified personnel at compensation levels consistent with our existing compensation and salary structure. In addition, we invest significant time and expense in training each of our employees, which increases their value to competitors who may seek to recruit them. Under the terms of our operating partner model agreements, we expect to transition a significant number of our customers’ revenue cycle management employees to our employment. We may experience difficulties in integrating and retaining these employees. We employ a significant number of personnel internationally and expect continued international growth. Significant growth in the technology sector in India has increased competition to attract and retain skilled employees and has led to a commensurate increase in compensation expense. If we fail to retain our employees, we could incur significant expenses in hiring, integrating, and training their replacements, and the quality of our services and our ability to serve our customers could diminish, resulting in a material adverse effect on our business.

Our growing global business services operations expose us to risks that could have a material adverse effect on our operating costs.
Our reliance on an international workforce exposes us to business disruptions caused by the political and economic environment in those regions. Terrorist attacks and acts of violence or war may directly affect our facilities and workforce or contribute to general instability. Our global business services operations require us to comply with local laws and regulatory requirements, which are complex and of which we may not always be aware, and expose us to foreign currency exchange rate risk. Our global business services operations may also subject us to trade restrictions, reduced or inadequate protection for intellectual property rights, security breaches, and public health events, including the COVID-19 pandemic, and other factors that may adversely affect our business. Negative developments in any of these areas could increase our operating costs or otherwise harm our business.
Risks Related to Ascension and the Transaction
Healthcare providers affiliated with Ascension currently account for a significant portion of our net services revenue. The early termination of our A&R MPSA with Ascension would have a material adverse effect on our business, operating results, and financial condition.
Healthcare providers affiliated with Ascension have accounted for a significant portion of our net services revenue each year since our formation. In 2021, 2020, and 2019, net services revenue from healthcare providers affiliated with Ascension represented 61%, 64%, and 67% of our total net services revenue, respectively. The early termination of the A&R MPSA or a reduction in our fees due to reduced business at Ascension or a contract renewal or renegotiation could have a material adverse effect on our business, operating results, and financial condition.
Our agreement with Ascension requires us to offer to Ascension service fees that are at least as low as the fees we charge any other customer receiving comparable services at comparable or lower volumes.
Our A&R MPSA with Ascension requires us to offer to Ascension's affiliated healthcare providers fees for our services that are at least as low as the fees we charge any other customer receiving comparable services at lower volumes. If we were to charge lower service fees to any other customer receiving comparable services at lower volumes, we would be obligated to charge such lower fees to the hospital systems affiliated with Ascension effective as of the date such lower charges were first implemented for such other customer. If we offer customers lower rates as discussed above, it could have a material adverse effect on our operating results and financial condition.
The Investor, an affiliate of TowerBrook and Ascension, is a significant shareholder in R1 and may have conflicts of interest with us or other stockholders in the future.
The total shares issued to the Investor represent 50% of the voting power of our stockholders as of February 15, 2022. The Investor also owns a warrant to acquire up to 40.5 million shares of our common stock. As a result of this ownership, so long as certain ownership thresholds are met, the Investor, among other things, has the right to nominate a majority of the members of our Board and has a consent right over certain corporate actions, including any amendment of the A&R MPSA, the incurrence of indebtedness in excess of $100.0 million, the acquisition of any assets or properties in excess of $100.0 million or the making of any capital expenditures in excess of $25.0 million, the approval of our annual budget, and the hiring or termination of our chief executive officer.

The interests of the Investor and its affiliates may differ from our other stockholders in material respects. For example, the Investor may have an interest in pursuing acquisitions, divestitures, financings, or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to other stockholders. Additionally, Ascension is an affiliate of the Investor and as our largest customer their interests may differ from other stockholders’ interests. The Investor, its affiliates, and its advisors are also in the business of making or advising on investments in companies, and may from time to time in the future, acquire interests in, or provide advice to, businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. They may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Due to the Investor’s ownership level, certain actions of the Investor or its affiliates could negatively impact our stock price. Other stockholders should consider that the interests of the Investor or its affiliates may differ from theirs in material respects.
Risks Related to our Business
The COVID-19 pandemic could continue to negatively affect our business, operating results, and financial condition.

COVID-19 continues to be characterized as a pandemic by the World Health Organization and has been deemed a Public Health Emergency in the U.S. since January 30, 2020. Despite the availability of vaccines, the emergence of new virus variances and surges in cases and hospitalizations have required international, federal, state and local governments to continuously update certain restrictions on businesses and travel, and future changes or elimination of such restrictions cannot be predicted with certainty. These measures continue to impact our workforce and operations and the operations of our customers. These impacts continue to include the need for personal protective equipment and other protective measures for front-line employees and work-from-home arrangements. Additionally, we have seen declines in patient volumes, which reflects the response of many patients and providers to governmental restrictions, economic impacts, and concerns regarding the spread of the virus in which elective procedures and physician visits have been delayed or cancelled. While patient volumes have generally returned to pre-COVID levels, we cannot be certain of the impact of future surges in cases or restrictions.

Restrictions on our employees’ ability to travel could affect our ability to sell or onboard certain services. We have a large number of employees now working remotely, and such arrangements may involve increased use of public Wi-Fi and use of office equipment off premises, which may make our business more vulnerable to cybersecurity incidents or breach attempts. In addition, we have a significant number of personnel in India, which has implemented strict travel restrictions that could impair our ability to manage day-to-day service delivery for our customers, which could result in, among other things, losses of revenue or breaches of our customer contracts if a large number of personnel were unable to work at the same time. Further, reductions in patient volumes may cause our customers to have a reduced need for our personnel on site to manage their RCM activities, which may lead to us incurring additional costs to maintain our staffing levels.

Adverse impacts to our customers’ businesses as a result of the COVID-19 pandemic could cause delays in, or limit customers’ ability to, make timely payments to us, which could adversely affect our operating results and liquidity. The COVID-19 pandemic has also significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets, which can increase the cost of capital and adversely impact our ability to access capital.
These and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risks described in this “Risk Factors” section. The extent to which COVID-19 will ultimately impact our business, operating results, and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and duration of the COVID-19 pandemic, travel restrictions, business closures or business disruption, and the actions taken throughout the world, including in our markets, to contain COVID-19 or treat its impact. In addition, we may not be able to respond to all of the developments of the COVID-19 pandemic in a timely manner to prevent near- or long-term adverse impacts to our results. As a result of these factors, the COVID-19 pandemic may have a material adverse effect on our business, operating results, financial condition, and cash flows.

We may fail to realize the success of strategic initiatives and other investments.

The anticipated benefits of acquisitions, strategic initiatives, and other investments will depend on, among other things, our ability to realize anticipated synergies, cost savings, and operational benefits of corresponding activity, which benefits are subject to, among others, the following risks:

•the incurrence of additional indebtedness in connection with the financing of an acquisition may have an adverse effect on our liquidity;
•we may fail to retain key employees of the acquired company;
•we may be unable to successfully integrate personnel from acquired companies, while at the same time attempting to provide consistent, high quality services;
•we may fail to realize the anticipated synergies and cost savings we expect from an acquisition;
•future developments may impair the value of our purchased goodwill or intangible assets;
•we may face difficulties establishing, integrating, or combining operations and systems;
•we may face challenges retaining the customers of an acquired business;
•we may encounter unforeseen internal control, regulatory or compliance issues; and
•we may face other additional risks relating to regulatory matters, legal proceedings, or tax laws or positions.

If any of these risks occur, we may not be able to realize the anticipated benefits of an acquisition, or they may take longer to realize than expected. The integration process could result in the distraction of our management, the disruption of our ongoing business, or inconsistencies in our services, standards, controls, procedures, and policies, any of which could adversely affect our ability to maintain relationships with customers, vendors, and employees or to achieve the anticipated benefits of an acquisition, or could otherwise adversely affect our business and operating results.

On January 9, 2022, we entered into a definitive agreement to acquire Cloudmed, a leader in Revenue Intelligence™ solutions for healthcare providers, in exchange for shares of common stock equal to approximately 30% of the fully diluted shares of our common stock as of the date of the agreement on a pro forma basis, after giving effect to the acquisition. The total consideration is expected to be approximately $4.1 billion, inclusive of approximately $857 million in net debt, based on our closing stock price on January 7, 2022. Completion of the acquisition is subject to customary closing conditions, including complying with requests from governmental agencies, which could delay consummation of the acquisition. Further, the benefits of the acquisition will depend in part on the successful integration of Cloudmed’s business into our operations in a timely and efficient manner. In order to provide our customers with the same level of service after the acquisition closes, we will need to integrate our product lines and development organizations with those of Cloudmed. This may be difficult, unpredictable, and subject to delay because the businesses have been developed independently and were designed without regard to such integration.

In addition, we expect to incur significant acquisition costs associated with combining the operations of the two companies, which cannot be estimated accurately at this time. There can be no assurance that the conditions to the consummation of the acquisition will be satisfied or waived, that the acquisition will be completed, or, if consummated, that the expected benefits of the acquisition will be realized.

Since January 1, 2020, our common stock has traded at a price per share as high as $31.28 and as low as $7.12. Market prices for securities of companies that undergo significant acquisitions may be volatile. Our trading price may be highly volatile in the future and could be subject to wide fluctuations in response to various factors, including the announced acquisition of Cloudmed. See Note 23, Subsequent Event, to our consolidated financial statements for additional information regarding the acquisition of Cloudmed.

We have a substantial amount of indebtedness. The agreement that governs our indebtedness contains covenants that could impact our ability to perform certain transactions without obtaining pre-approval from our lenders.

We have a substantial amount of indebtedness because of our strategic initiatives. The loan agreement for this indebtedness contains certain customary representations and warranties, affirmative and negative financial covenants, indemnity obligations, and events of default. The amount of debt and related covenants could have significant consequences to us, including:

•affecting our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions, or other purposes may be impaired or such financing may not be available on favorable terms, or at all;
•negative financial covenants contained in the debt agreement require us to meet financial tests that may affect our flexibility in planning for, and reacting to, changes in our business, including possible acquisition opportunities;
•a substantial portion of our cash flow is required to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operations and future business opportunities; and
•level of indebtedness makes us more vulnerable than our less leveraged competitors to competitive pressures or a downturn in our business or the economy generally.

Our ability to comply with the provisions of the debt agreement may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our debt repayment obligations.

Litigation could materially adversely affect our business, financial condition, operating results, and cash flows and cause reputational damage from the view of current and potential customers and shareholders.

We may in the future become subject to lawsuits, claims, audits, and investigations related to our business, which may lead to unfavorable publicity for us and could materially adversely affect our business, financial condition, operating results, and cash flows in various ways, including subjecting us to significant liability, resulting in significant settlement payments, or having a disruptive effect upon the operation of our business and consuming the time and attention of our senior management. In addition, we may incur substantial expenses in connection with these litigation matters, including substantial fees for attorneys. Although we maintain insurance that may provide coverage for some or all of these expenses, our insurers have rights under the policies to deny coverage under various policy exclusions. There is risk that the insurers will rescind the policies, that some or all claims will not be covered by such policies, or that, even if covered, our ultimate liability will exceed the available insurance.
We are unable to predict the outcome of pending legal actions. The ultimate resolutions of our pending litigation could have a material adverse effect on our operating results, financial condition or liquidity, and on the trading price of our common stock.

Regulatory Risks
The healthcare industry is heavily regulated. Our failure to comply with regulatory requirements could create liability for us, result in adverse publicity, and adversely affect our business.
The healthcare industry is heavily regulated and is subject to changing political, legislative, regulatory, and other influences. Many healthcare laws are complex, and their application to specific services and relationships may be unclear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the services we provide. There can be no assurance that our operations will not be challenged or adversely affected by enforcement initiatives. Our failure to anticipate the application of these laws and regulations to our business, or any other failure to comply with regulatory requirements, could create liability for us, result in adverse publicity, and adversely affect the attractiveness of our services to existing customers and our ability to market new services. We are unable to predict what changes to laws or regulations might be made in the future or how those changes could affect our business or our operating costs.
If we violate HIPAA, the HITECH Act or state or foreign health information privacy laws, we may incur significant liabilities, and any such violations could make it more difficult to retain existing customers or attract new customers, extend the time it takes to enter into service agreements with new customers, or result in a material adverse effect on our business, operating results, and financial condition.
As described in Item 1 above, HIPAA contains substantial restrictions and requirements with respect to the use and disclosure of individuals’ PHI. Since the passage of the HITECH Act in 2009, enforcement of HIPAA violations has increased, as reflected by the announcement of a number of significant settlement agreements and sanctions by federal authorities, the pursuit of HIPAA violations by state attorneys general, and the roll-out of a new federal audit program for covered entities and business associates. HHS may resolve HIPAA violations through informal means, such as allowing a covered entity to implement a corrective action plan, but HHS also has the discretion to move directly to impose monetary penalties and is required to impose penalties for violations resulting from willful neglect. In addition to enforcement by HHS, state attorneys general may bring civil actions in response to violations of HIPAA privacy and security regulations and/or state privacy and security laws that threaten the privacy of state residents.
We and our customers also are subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties and subject us to additional privacy and security restrictions. In addition, legislation has been proposed or implemented at various times at both the federal and the state levels that would limit, forbid or regulate the use or transmission of medical information pertaining to U.S. patients outside of the United States. In addition, various states recently have enacted, and other states are considering, new laws and regulations concerning the privacy and security of consumer and other personal information. To the extent we are subject to such requirements, these laws and regulations often have far-reaching effects, may require us to modify our data processing practices and policies, may require us to incur substantial costs and expenses to comply, and may render our international operations impracticable or make them substantially more expensive. These laws and regulations often provide for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood or impact of data breach litigation.
Along with state and federal laws, international laws may impact our operations. The GDPR, for example, imposes obligations on us as well as our customers, depending on the operations at issue. The GDPR and related international laws also may restrict how we can store, transfer, and process personal information of our customers’ patients and other data subjects. These laws are constantly changing, and may impact how we may transfer or store information in the U.S. or abroad.

We have implemented and maintain commercially reasonable physical, technical, and administrative safeguards intended to protect all personal data and have processes in place to assist us in complying with applicable laws and regulations regarding the protection of this data and properly responding to any security incidents or breaches. Nonetheless, a knowing breach of HIPAA’s requirements could expose us to criminal liability, and a breach of our safeguards and processes that is not due to reasonable cause or involves willful neglect could expose us to significant civil penalties and the possibility of civil litigation under HIPAA and applicable state law.

In addition, given the omnipresent threat of potential cybersecurity incidents or security breaches, we, or our customers, could be required to report such breaches to affected consumers or regulatory authorities, leading to disclosures that could damage our reputation or harm our business, financial position, and operating results. We have been the victim of theft of company property containing patient data in the past, and we may face similar incidents in the future. During the current COVID-19 pandemic, we have shifted many employees to work from home environments, which introduces additional risk surrounding theft of company property and access to PHI. Cybersecurity incidents or allegations of deficiencies regarding our data security practices could require us to change aspects of our business practices, make it more difficult to retain existing customers or attract new customers, extend the time it takes to enter into service agreements with new customers, or result in a material adverse effect on our business, operating results, and financial condition.

Developments in the healthcare industry, including national healthcare reform, could adversely affect our business.

The healthcare industry has changed significantly in recent years and we expect this to continue. We are unable to predict each healthcare initiative that will be implemented at the federal or state level, or what the ultimate effect these initiatives may have on us. For example, changes to Medicare and Medicaid reimbursement are implemented periodically and may cause a reduction in the amounts received by our customers and may have an indirect adverse effect on our business.
In addition, healthcare reform is causing some payors to transition from volume to value-based reimbursement models, which can include risk-sharing, bundled payment, and other innovative approaches. While these models may provide us with opportunities to provide new or additional services (e.g., our value based reimbursement capabilities within our RCM service offering) and to participate in incentive-based payment arrangements, there can be no assurance that such new models and approaches will prove to be profitable to our customers or us. Further, new models and approaches may require investment by us to develop technology or expertise to offer necessary and appropriate services or support to our customers, and the amount of such investment and the timing for return of such investment are not fully known at this time. In addition, some of these new models are being offered as pilot programs and there is no assurance that they will continue or be renewed. Further, adoption of such new models and approaches may require compliance with a range of federal and state laws relating to fraud and abuse, insurance, reinsurance and managed care regulation, billing and collection, corporate practice of medicine, and licensing, among others. Many states in which these new value-based structures are being developed lack regulatory guidance or a well-developed body of law for these new models and approaches, or may not have updated their laws or enacted legislation yet to reflect the new healthcare reform models. As a result, although we have attempted to structure and conduct our operations in accordance with our interpretation of current laws and regulations, new and existing laws, regulations, or guidance could have a material adverse effect on our current and future operations and could subject us to the risk of restructuring or terminating our customer agreements and arrangements, as well as the risk of regulatory enforcement, penalties, and sanctions if state enforcement agencies disagree with our interpretation of state laws.

If we fail to comply with federal and state laws governing submission of false or fraudulent claims to government healthcare programs and financial relationships among healthcare providers, we may be subject to civil and criminal penalties or loss of eligibility to participate in government healthcare programs.
Healthcare is one of the largest industries in the country and one of the costliest line items in the federal budget. As a result, the health care industry continues to attract attention from legislators and regulators. As described in Item 1 above, a number of health care fraud and abuse laws, including but not limited to the AKS, FCA, Stark Law, and EMTALA, and their state counterparts, apply to hospitals, physicians, and others who (i) furnish health care services to patients and submit claims for reimbursement to government programs and/or commercial insurers, and (ii) refer patients to one another. Federal and state regulatory and law enforcement authorities continue to focus on enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other healthcare reimbursement laws and rules in an effort to reduce overall healthcare spending.
These laws are complex, may change rapidly, and their application to our specific services and relationships may not be clear and may be applied to our business in ways we do not anticipate. New and evolving payment structures, for example, such as accountable care organizations and other arrangements involving combinations of healthcare providers who share savings, potentially implicate anti-kickback and other fraud and abuse laws. In addition, errors created by our proprietary applications or services that relate to entry, formatting, preparation, or transmission of claims, reporting of quality or other data pursuant to value-based purchasing initiatives, or cost report information may be alleged or determined to cause the submission of false claims or otherwise be in violation of these laws. Further, the continued growth of our coding and billing services provided from a global business services environment necessitates comprehensive monitoring and oversight of these services to promote quality control and regulatory compliance.
While we seek to structure our business relationships and activities to avoid any activity that could be construed to implicate federal and state fraud and abuse laws, we cannot assure you that our arrangements and activities will be deemed outside the scope of these laws or that increased enforcement activities will not directly or indirectly have a material adverse effect on our business, financial condition, or operating results. Any determination that we have violated any of these laws could, for example (i) subject us to civil or criminal penalties (ii) require us to change or terminate some portions of our operations or business (iii) disqualify us from providing services to healthcare providers doing business with government programs, (iv) give our customers the right to terminate our managed services agreements with them, and/or (v) require us to refund portions of our base fee revenues and incentive payment revenues, any of which could have a material adverse effect on our business and operating results. Moreover, any violations by, and resulting penalties or exclusions imposed upon, our customers could adversely affect their financial condition and, in turn, have a material adverse effect on our business and operating results. Finally, even absent an alleged violation of the law by us, participants in the healthcare industry receive inquiries or subpoenas to produce documents and provide testimony in connection with government investigations. We could be required to expend significant time and resources to comply with these requests, and the attention of our management team could be diverted by these efforts.

Our failure to comply with debt collection and other consumer protection laws and regulations could subject us to fines and other liabilities, which could harm our reputation and business, and could make it more difficult to retain existing customers or attract new customers, extend the time it takes to enter into service agreements with new customers, or result in a material adverse effect on our business, operating results, and financial condition.
Our business practices involve collecting or assisting our customers in collecting non-defaulted amounts owed by patients for current and prior services activities, which may subject us to the FDCPA. The FDCPA and the TCPA restrict the methods that we may use to contact and seek payment from consumer debtors regarding past due accounts. Many states impose additional requirements on debt collection practices, and some of those requirements may be more stringent than the federal requirements. Moreover, regulations governing debt collection are subject to changing interpretations that may be inconsistent among different jurisdictions. We could incur costs or could be subject to fines or other penalties under the TCPA, the FDCPA and the FTC Act if we are determined to have violated the provisions of those authorities during the course of conducting our operations. Any perceived breach of the FDCPA could result in us being required to change aspects of our business practices, make it more difficult to retain existing customers or attract new customers, extend the time it takes to enter into service agreements with new customers, or result in a material adverse effect on our business, operating results, and financial condition.
We cannot be certain that governmental officials responsible for enforcing EMTALA, or other parties, will not assert that our customers are in violation of EMTALA, and defending and settling allegations of EMTALA violations could have a material adverse effect on our business even if we are ultimately not found to have contributed to such violations.
Although EMTALA is not directly applicable to us because we are not a Medicare participating hospital, we cannot be certain that governmental officials responsible for enforcing EMTALA, or other parties, will not assert that our customers are in violation of EMTALA. If our customers are found to have violated EMTALA, they may assert claims that our management practices contributed to the violation. Defending and settling allegations of EMTALA violations could have a material adverse effect on our business even if we ultimately are not found guilty of a violation.
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

Accordingly, despite our efforts, we may be unable to prevent third parties from infringing or misappropriating our intellectual property and using our technology for their competitive advantage. Any such infringement or misappropriation could have a material adverse effect on our business, operating results, and financial condition. Monitoring infringement of our intellectual property rights can be difficult and costly, and enforcement of our intellectual property rights may require us to bring legal actions against infringers. Infringement actions are inherently uncertain and therefore may not be successful, even when our rights have been infringed, and even if successful, may require a substantial amount of resources and divert our management’s attention.
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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We lease all of our existing facilities.
Our principal executive office is in Murray, Utah. We occupy leased office space of approximately 460,000 square feet throughout 14 offices domestically, and approximately 420,000 square feet throughout 6 offices internationally. Pursuant to our managed services agreements with customers, we occupy space on-site at healthcare providers where we provide our RCM services. We generally do not pay customers for our use of space provided by them for our use in the provision of RCM services to that customer.
We believe that our facilities are sufficient for our current needs. We intend to add new facilities or expand existing facilities as we add employees or expand or change our geographic markets and office locations, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3.	Legal Proceedings

Other than the litigation described in Note 18, Commitments and Contingencies, to our consolidated financial statements, we are presently not a party to any material litigation or regulatory proceeding and are not aware of any pending or threatened litigation or regulatory proceeding against us which, individually or in the aggregate, could have a material adverse effect on our business, operating results, financial condition, or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Stock Market under the symbol “RCM.”

Holders of Record
As of February 10, 2022, there were approximately 20 stockholders of record of our common stock and approximately 17,000 beneficial holders.
Dividends
We did not pay any dividends on our common stock during the years ended December 31, 2021 and 2020. We currently intend to retain earnings, if any, to finance the growth and development of our business, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board and will depend on, among other things, our financial condition, results of operations, capital expenditure requirements, contractual restrictions, provisions of applicable law, and other factors that the Board deems relevant. The credit agreement governing our senior secured credit facilities also restricts our ability to pay dividends on our common stock.
Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated (in thousands, except share and per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (in millions) (2)
October 1, 2021 through October 31, 2021	1,155,350	$22.52	771,659	$200.0
November 1, 2021 through November 30, 2021	112,152	$25.05	111,869	$197.2
December 1, 2021 through December 31, 2021	433,998	$24.57	207,652	$192.1

(1)
Amounts include stock repurchased under our repurchase program (see discussion in footnote 2 below) and the surrender of shares of our stock related to employees’ tax withholding upon vesting of restricted stock of 383,691, 283, and 226,346 shares for the months ended October 31, 2021, November 30, 2021 and December 31, 2021, respectively. See Note 13, Share-Based Compensation, to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)	On November 13, 2013, the Board authorized, subject to the completion of the restatement of our financial statements, the repurchase of up to $50.0 million of our common stock from time to time in the open market or in privately negotiated transactions (the “2013 Repurchase Program”). In October 2021, the Company finalized authorized repurchases under the 2013 Repurchase Program. On October 22, 2021, the Board adopted a new repurchase program and authorized the repurchase of up to $200.0 million of our common stock from time to time in the open market or in privately negotiated transactions (the “2021 Repurchase Program”). On January 9, 2022, the Board increased the authorization under the 2021 Repurchase Program to an aggregate amount of up to $500.0 million. The average price paid per share of common stock repurchased under the 2013 Repurchase Program and 2021 Repurchase Program is the execution price, including commissions paid to brokers. The timing and amount of any shares repurchased under the 2021 Repurchase Program will be determined by our management based on its evaluation of market conditions and other factors. The 2021 Repurchase Program may be suspended or discontinued at any time. See Note 12, Stockholders’ Equity, to our consolidated financial statements included in this Annual Report on Form 10-K.

Stock Price Performance Graph
The following graph compares the change in the cumulative total return (including the reinvestment of dividends) on our common stock to the change in the cumulative total return on the stocks included in the NYSE Composite Index and NASDAQ Health Care Index over the period from December 31, 2016 through December 31, 2021. The graph assumes an investment of $100 made in our common stock on December 31, 2016. We did not pay any dividends during the period reflected in the graph.

COMPARISON OF CUMULATIVE TOTAL RETURN

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
R1 RCM Inc.	$100	196.00	353.33	576.89	1,067.56	1,132.89
NYSE Composite Index	$100	115.84	102.87	125.83	131.36	155.23
NASDAQ Health Care Index	$100	121.30	116.25	146.27	190.21	183.47
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. Please review Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
Our primary service offering consists of end-to-end RCM, which we deploy through an operating partner relationship or a co-managed relationship. Under an operating partner relationship, we provide comprehensive revenue cycle infrastructure to providers, including all revenue cycle personnel, technology, and process workflow. Under a co-managed relationship, we leverage our customers’ existing RCM staff and processes, and supplement them with our infused management, subject matter specialists, proprietary technology, and other resources. For the year ended December 31, 2021, substantially all of our net operating and incentive fees from end-to-end RCM were generated under the operating partner model.

We also offer modular services, allowing customers to engage us for specific components of our end-to-end RCM service offering, such as patient experience, PAS, CDI, coding management, RIS, business office services, and PM. Our patient experience offering, R1 EntriTM, unifies scheduling, clearance, intake and payments into one welcoming experience. Our PAS offering assists healthcare organizations in complying with payer requirements regarding whether to classify a hospital visit as an in-patient or an out-patient observation case for billing purposes. Our CDI solution helps customers improve Hospital Compare Star Ratings, which in turn can increase volume and reimbursement. Our coding management offering drives performance, quality, and consistent results via business intelligence and analysis, human capital management, an accountability framework, and a quality management program. Our RIS offering includes charge capture, CDM maintenance, and pricing services that help providers ensure they are capturing the maximum net compliant revenue for services delivered. Our business office services can help providers with the entire billing function or to specifically recoup revenue that may otherwise be lost by focusing skilled resources in lower priority areas with significant revenue potential. Our PM services offer administrative and operational support to allow healthcare providers to focus on delivering high quality patient care and outsource non-core functions to us.
We operate our business as a single segment configured with our significant operations and offerings organized around the business of providing end-to-end RCM services to healthcare providers.
Summary of Operations
In 2021, we achieved notable progress against our strategic initiatives, and delivered significant improvements on our key performance metrics. Our key accomplishments in 2021 include:

•Revenue growth of 16.0%, with net income decreasing by 17.0%, and adjusted EBITDA growth of 43.2% compared to 2020, driven by strong operational execution, new business, and a recovery in patient volumes.

•Addition of $1.5 billion in net patient revenue under management on an end-to-end basis, which was below our $4 billion goal for the year.

•The acquisition of VisitPay, a leading consumer payments platform, which in combination with our leading patient access technology will enable providers to deliver a seamless financial journey for their patients.

•Simplification of our capital structure through the conversion of preferred shares to common shares, improvement of our balance sheet and liquidity through refinancing our debt and increasing the availability under our revolving credit facility, and application of a balanced approach to capital allocation by funding acquisitions, repurchasing shares and repaying debt.

•The launch of our Entri™ platform, which provides patients with intuitive digital self-service capabilities to empower them to search, book, register and pay for care all in one experience, on any device. Entri integrates the many revenue cycle touchpoints and disparate support systems found in ambulatory, acute and post-acute networks, allowing providers to manage patient access costs and intelligently match supply and demand.

•Expansion of our digitization effort, including advancement of our automation capabilities by automating approximately 40 million additional manual tasks compared to 2020, bringing our automation capabilities to 70 million tasks annually.

Trends and Economic Conditions

Revenue cycle is a critical function for healthcare providers as they seek to increase process efficiency and maximize cash collected from health insurance companies and patients. Healthcare providers operate their revenue cycle with a combination of labor, software, and services vendors. Third-party vendors offer various solutions including consulting services, software, and other services, including point solutions that cover one or multiple components of the revenue cycle and full outsourcing services, among others. The Centers for Medicare and Medicaid Services (“CMS”) projects hospital care and physician care expenditures in the U.S. to amount to $1.48 trillion and $884 billion in 2022, respectively. We estimate the cost of hospital and physician revenue cycle operations to be approximately 5% of revenue, resulting in a market size of approximately $120 billion. According to Research and Markets, revenue cycle spend is projected to grow at a compounded annual growth rate of 11.5% through 2028.

Health systems are currently facing challenges in their revenue cycle operations based on several factors including: (1) more complex and clinical-outcomes based reimbursement, (2) industry consolidation amongst hospitals and across the continuum of care, (3) increasing patient responsibility of their medical bills, (4) healthcare labor shortage, and (5) capital constraints to invest in the revenue cycle given financial difficulties and requirements to invest in improving clinical care. We believe these trends provide opportunities for external RCM vendors that will result in further growth for the industry and our Company.

Our employees are among our best assets and are critical for our continued success. The current labor market combined with heightened inflation across the globe may increase cost of labor for both us and our customers in 2022 and over time. We plan to continue to invest in technology to help us offset these costs. We expect to continue hiring talented employees and to provide competitive compensation. For more information regarding our workforce, see Human Capital Management in Item 1, Business, in this Annual Report on Form 10-K.

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
Estimates of Cost of Customers’ Revenue Cycle Operations
Cost of customers’ revenue cycle operations consist of payroll and third-party non-payroll costs. Customers’ payroll costs are reasonably estimable; however, third-party non-payroll costs are comprised of invoices from customer vendors and estimated costs not yet invoiced. We are at times dependent upon information generated from our customers’ records to determine the amount of third-party non-payroll costs. We estimate the amount of non-payroll costs incurred but not invoiced in order to properly calculate net operating fees at the end of each reporting period. Such estimated costs are based on contractually allowable expenses, historical reimbursed costs, and estimated lag in the timing of receipt of information for third-party non-payroll costs. The timing difference includes the lag between the services rendered by third-party vendors and their billings to our customers. The liabilities for such costs are included in accrued service costs and are part of the customer liabilities balance in the consolidated balance sheet. These estimates are based on the best available information and are subject to future adjustments based on additional information received from our customers.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salary and benefit expenses for executives, sales, corporate IT, legal, regulatory compliance, finance, and human resources personnel, and professional service fees related to external legal, tax, audit, and advisory services. It also includes insurance premiums, facility charges, and other corporate expenses.

Other Expenses
Other expenses include expenses related to evaluating and pursuing acquisition opportunities and integrating completed acquisitions as part of our inorganic growth strategy, reorganization-related expenses, and expenses incurred related to the COVID-19 pandemic. Reorganization expenses consist primarily of severance payments and employee benefits. As part of the transition of certain customers’ personnel to us, we have agreed to reimburse those customers for severance and retention expenses related to certain employees who will not be transitioned to us. Additionally, in 2020 as a part of our evaluation of our footprint, we began transitioning certain employees to a work from home environment and continue to evaluate our future state workplace environment. In conjunction with this evaluation, we exited numerous leased facilities which generated facility exit costs including costs of writing off assets related to those leases.
Interest Expense
Interest expense reflects interest on debt arrangements, and the amortization of certain debt discounts and costs.
Income Taxes
Income tax provision (benefit) consists of federal and state income taxes in the United States and other foreign jurisdictions.
Application of Critical Accounting Estimates
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

Revenue Recognition - Incentive Fees
Incentive fees are structured to reflect quarterly or annual performance and are evaluated on a contract-by-contract basis. The Company estimates incentive fee revenue based on contractually agreed-upon financial or operating metrics. The Company recognizes revenue related to incentive fees ratably as the performance obligation for RCM services is satisfied, to the extent that it is probable that a significant reversal of cumulative revenue will not occur once the uncertainty is resolved. Incentive fees are typically billed and paid on a quarterly basis. If our estimates are not accurate, then incentive fee revenue reported in Note 6, Revenue Recognition, to the consolidated financial statements included in this Annual Report on Form 10-K could be misstated, which would also have a direct impact on our net income.
Share-Based Compensation Expense
We determine the expense for all employee share-based compensation awards by estimating their fair value and recognizing that value as an expense, on a ratable basis, in our consolidated financial statements over the requisite service period in which our employees earn the awards. Judgment is required in estimating the probability of achievement of performance conditions for our performance-based restricted stock unit (“PBRSU”) awards. Changes in estimates to the completion of performance factors are applied utilizing the cumulative catch-up methodology. These awards typically have both cumulative adjusted EBITDA and end-to-end RCM agreement growth metrics. To assess current performance, we review our historical performance to date, along with any adjustments which have been approved to the reported performance, and add on our current future projections to determine the probable outcome of the award. The current estimates are then compared to the scoring metrics and any necessary adjustments are reflected in the current period to update share-based compensation expense to the current performance expectations. In 2021, approximately 50% of the total stock compensation expense reported in Note 13, Share-Based Compensation, to the consolidated financial statements included in this Annual Report on Form 10-K related to PBRSUs with performance-based conditions. If actual results vary from our performance condition estimates, we could have a significant amount of additional expense or reversal of expense in future periods.
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

Significant judgment is required in estimating the fair value of intangible assets. Our typical intangible assets acquired include developed technology and customer relationships. There are several methods that can be used to determine the fair value of intangible assets. We typically use an income approach to value the specifically identifiable intangible assets which is based on forecasts of expected future cash flows. Under the income approach, we utilize a multi-period excess earnings methodology to value the primary intangible asset of a business combination. Fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management but are inherently uncertain. We typically consult with an independent advisor to assist in the valuation of intangible assets. Significant estimates and assumptions inherent in valuations include discount rates, revenue and cost growth rates, and technology obsolescence curves. We consider marketplace participant assumptions in determining the amount and timing of future cash flows along with technology life cycles, barriers to entry, and risks associated with cash flows in concluding upon our discount rates. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition dates, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, we may record adjustments to the purchase accounting. In addition, unanticipated market or macroeconomic events and circumstances may occur that could affect the accuracy or validity of the estimates and assumptions. If the estimates do not reflect future results or assumptions utilized in the valuation are inaccurate, then our recorded intangible assets and goodwill could be misstated, or could result in future impairment.
New Accounting Standards
For additional information regarding new accounting guidance, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in this Annual Report on Form 10-K, which provides a summary of recently adopted accounting standards and disclosures.
Results of Operations
The following table provides consolidated operating results and other operating data for the periods indicated:

	Year Ended December 31,			2021 vs. 2020 Change		2020 vs. 2019 Change
	2021	2020	2019	Amount	%	Amount	%

	(In millions)
Consolidated Statement of Operations Data:
Net operating fees	$1,211.8	$1,093.8	$1,037.4	$118.0	10.8%	$56.4	5.4%
Incentive fees	143.8	70.6	56.2	73.2	103.7%	14.4	25.6%
Other	119.0	106.4	92.5	12.6	11.8%	13.9	15.0%
Total net services revenue	1,474.6	1,270.8	1,186.1	203.8	16.0%	84.7	7.1%
Operating expenses:
Cost of services	1,162.8	1,021.1	987.8	141.7	13.9%	33.3	3.4%
Selling, general and administrative	120.0	102.4	104.4	17.6	17.2%	(2.0)	(1.9)%
Other	46.1	67.3	36.2	(21.2)	(31.5)%	31.1	85.9%
Total operating expenses	1,328.9	1,190.8	1,128.4	138.1	11.6%	62.4	5.5%
Income from operations	145.7	80.0	57.7	65.7	82.1%	22.3	38.6%
Gain on business disposition	—	55.7	—	(55.7)	(100.0)%	55.7	100.0%
Loss on debt extinguishment	—	—	(18.8)	—	—%	18.8	(100.0)%
Net interest expense	(18.9)	(17.3)	(29.1)	(1.6)	9.2%	11.8	(40.5)%
Net income before income tax provision (benefit)	126.8	118.4	9.8	8.4	7.1%	108.6	n.m.
Income tax provision (benefit)	29.6	1.3	(2.2)	28.3	n.m.	3.5	159.1%
Net income	$97.2	$117.1	$12.0	$(19.9)	(17.0)%	$105.1	875.8%

Adjusted EBITDA (1)	$343.6	$240.0	$168.0	$103.6	43.2%	$72.0	42.9%

n.m. - not meaningful
(1) Refer to the Non-GAAP Financial Measures section below for a reconciliation of our financial results reported in accordance with GAAP to non-GAAP financial results.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Net Services Revenue
Net services revenue increased by $203.8 million, or 16.0%, from $1,270.8 million for the year ended December 31, 2020 to $1,474.6 million for the year ended December 31, 2021. The increase was driven by improvement in net operating and incentive fees aided by a recovery in patient volumes, new customers onboarded in the last twelve months, and the RevWorks and VisitPay acquisitions, partially offset by the disposition of the emergency medical services (“EMS”) business.
Cost of Services
Cost of services increased by $141.7 million, or 13.9%, from $1,021.1 million for the year ended December 31, 2020, to $1,162.8 million for the year ended December 31, 2021. The increase was primarily driven by the onboarding of new customers and acquisitions, technology investments to support scaling, and higher share-based compensation, partially offset by operational cost productivity.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $17.6 million, or 17.2%, from $102.4 million for the year ended December 31, 2020 to $120.0 million for the year ended December 31, 2021. The increase was primarily driven by higher share-based compensation and the VisitPay acquisition.
Other Expenses
Other expenses decreased by $21.2 million, or 31.5%, from $67.3 million for the year ended December 31, 2020, to $46.1 million for the year ended December 31, 2021. The decrease was primarily due to lower costs associated with strategic initiatives and reduced facility-exit charges.
Income Tax Provision (Benefit)
Income tax provision increased by $28.3 million to a $29.6 million provision for the year ended December 31, 2021 from a $1.3 million provision for the year ended December 31, 2020. This was primarily due to lower tax benefit for share-based compensation and incremental withholding taxes in 2021 and the non-recurring impact from the disposition of the EMS business in 2020.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
For a comparison of our results of operations for the year ended December 31, 2020 to the year ended December 31, 2019, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
Adjusted EBITDA
We define adjusted EBITDA as net income before net interest income/expense, income tax provision/benefit, depreciation and amortization expense, share-based compensation expense, expense arising from debt extinguishment, strategic initiatives costs, customer employee transition and restructuring expense, and other items which are detailed in Note 14, Other, to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Reconciliation of GAAP and Non-GAAP Measures
The following table presents a reconciliation of adjusted EBITDA to net income for each of the periods indicated:

	Year End December 31,
	2021	2020	2019

	(In millions)
Net income (GAAP)	$97.2	$117.1	$12.0
Net interest expense	18.9	17.3	29.1
Income tax provision (benefit)	29.6	1.3	(2.2)
Depreciation and amortization expense	77.5	68.7	55.7
Share-based compensation expense (1)	74.3	24.0	18.4
Gain on business disposition (2)	—	(55.7)	—
Loss on debt extinguishment (3)	—	—	18.8
Other (4)	46.1	67.3	36.2
Adjusted EBITDA (Non-GAAP)	$343.6	$240.0	$168.0

(1)Share-based compensation expense represents the expense associated with stock options, restricted stock units, performance-based restricted stock units, and restricted stock awards granted, as reflected in our Consolidated Statements of Operations and Comprehensive Income. See Note 13, Share-Based Compensation, to the Consolidated Financial Statements included in this Annual Report on Form 10-K for the detail of the amounts of share-based compensation expense.
(2)Gain on business disposition represents the gain associated with the disposition of the EMS business on October 30, 2020. See Note 1, Description of Business, to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on the disposal.
(3)Loss on debt extinguishment represents the loss associated with the repayment of the credit agreement and subordinated notes in June 2019, as reflected in our Consolidated Statements of Operations and Comprehensive Income.
(4)Other expenses are incurred in connection with acquisition and integration costs, various exit activities, transformation initiatives, and organizational changes to improve our business alignment and cost structure. See Note 14, Other, to the Consolidated Financial Statements included in this Annual Report on Form 10-K for the detail of the amounts included in other expenses.
Liquidity and Capital Resources
Our primary sources of liquidity include our cash flows from operations and borrowings under our amended and restated senior credit agreement (the “A&R Credit Agreement”). As of December 31, 2021, we had total available liquidity of $499.6 million reflecting our cash and cash equivalents as well as remaining availability under our senior secured revolving credit facility (the “Senior Revolver”).
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

We expect our cash and cash equivalents, cash flows from operations, and our availability under the Senior Revolver to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, including debt maturities and material capital expenditures, for the next 12 months and beyond. Similar to previous material acquisitions, future potential acquisitions may be funded through the incurrence of additional debt if our current credit facilities do not have the required capacity. Refer to Note 23, Subsequent Event, to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the pending Cloudmed acquisition and related debt to be obtained in conjunction with the acquisition.

Our material cash requirements include the following contractual and other obligations:

Debt

As of December 31, 2021, we had outstanding debt of $775.6 million with contractual payments extending through 2026, with $17.5 million payable within 12 months. Future interest payments associated with our debt total $70.5 million, with $17.3 million payable within the next 12 months.

Leases

Our significant leasing activity encompasses leases for real estate, including corporate offices, operational facilities, and global business services centers. As of December 31, 2021, we had fixed lease payments of $88.7 million, with $17.1 million payable within 12 months.

Software purchase and services obligations

Our primary purchase obligations relate to contracts entered into with vendors that supply various software services and products. As of December 31, 2021, we had purchase obligations related to software and service contracts of $151.2 million, with $45.4 million payable within 12 months.
As of December 31, 2021 and 2020, we had cash and cash equivalents of $130.1 million and $173.8 million, respectively. Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table:

	Year Ended December 31,
	2021	2020	2019

	(In millions)
Net cash provided by operating activities	$264.8	$61.8	$113.9
Net cash used in investing activities	(340.4)	(117.0)	(61.0)
Net cash provided by (used in) financing activities	31.4	137.9	(25.3)
Effect of exchange rate changes in cash	(0.5)	(0.4)	(0.2)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(44.7)	82.3	27.4
Cash Flows from Operating Activities
Cash provided by operating activities increased by $203.0 million, from $61.8 million for the year ended December 31, 2020, to $264.8 million for the year ended December 31, 2021. Cash provided by operating activities increased due to timing of working capital changes, including increased accrued compensation and benefits balances and customer liabilities balances in 2021, as well as a smaller overall increase in accounts receivable balances in 2021 compared to 2020. Accrued compensation and benefits liabilities increased in 2021 due to the bonus accruals recognized in 2021, as well as increases in accrued severance and retention and accrued health benefits. In addition to working capital changes, the Company had increased income from operations of $65.7 million, and an additional add back of cash flows provided by operating activities of $74.3 million related to stock compensation expense in 2021, compared to $24.1 million in 2020.

For a comparison of our cash flows from operating activities for the year ended December 31, 2020 to the year ended December 31, 2019, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Cash Used in Investing Activities
Cash used in investing activities primarily includes our investments in property, equipment and software and our inorganic growth initiatives. Outflows for significant acquisitions are typically offset by cash inflows from financing activities related to obtaining new debt. In 2021, cash used in investing activities included the acquisition of VisitPay. In 2020, cash used in investing activities included the acquisitions of SCI and RevWorks, which was partially offset by cash inflows related to the disposition of the EMS business. These inorganic activities are the primary drivers of the changes in cash flows from investing activities when comparing year-over-year.
Cash used in investing activities increased by $223.4 million from $117.0 million for the year ended December 31, 2020, to $340.4 million for the year ended December 31, 2021. The increase relates to the cash outflows of $294.7 million related to VisitPay, compared to $196.0 million related to acquisitions in 2020, as well as inflows in 2020 of $128.3 million related to the disposition of the EMS business.
For a comparison of our cash flows used in investing activities for the year ended December 31, 2020 to the year ended December 31, 2019, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Cash Flows from Financing Activities
Cash flows from financing activities primarily relate to borrowings and repayments of debt. In conjunction with acquisitions, we typically borrow additional debt to fund the consideration, either by increasing our existing facilities or refinancing with new facilities. We utilize our revolver to ensure we have sufficient cash on hand to support the needs of the business at any given point in time. Cash flows from financing activities also include cash received from exercises of stock options and the use of cash to pay tax withholding obligations upon surrender of shares upon vesting of equity awards, as well as other financing activities.
Cash provided by financing activities decreased by $106.5 million, from $137.9 million for the year ended December 31, 2020, to $31.4 million for the year ended December 31, 2021. This change is primarily due to additional cash uses in 2021 including $105.0 million used to pay for the inducement of the conversion of our preferred stock and $56.5 million used for repurchases of stock under our stock repurchase programs, offset by lower amounts of cash required to pay tax withholding obligations upon surrender of shares upon vesting of equity awards.
For a comparison of our cash flows from financing activities for the year ended December 31, 2020 to the year ended December 31, 2019, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Debt and Financing Arrangements
On July 1, 2021, we executed the A&R Credit Agreement with Bank of America, N.A., as administrative agent, and the lenders named therein, governing the Company’s amended and restated senior secured credit facilities (the “Senior Secured Credit Facilities”), consisting of a $700.0 million senior secured term loan facility (the “Senior Term Loan”) and a $450.0 million Senior Revolver. The Senior Term Loan requires quarterly payments, and bears interest at a floating rate, which was 2.10% as of December 31, 2021.
As of December 31, 2021 and 2020, we had drawn $80.0 million and had $369.5 million remaining, and drawn $70.0 million and had $30.0 million remaining, respectively, on our Senior Revolver.

In connection with the entry into the A&R Credit Agreement, the Company used all of the proceeds, in addition to cash on hand, to refinance, in full, all existing debt under the Company’s 2019 credit agreement and to fund the VisitPay Acquisition.
The A&R Credit Agreement contains a number of financial and non-financial covenants. We are required to maintain minimum consolidated total net leverage and consolidated interest coverage ratios. The Company was in compliance with all of the covenants in the A&R Credit Agreement as of December 31, 2021.
See Note 10, Debt, to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk
Interest Rate Sensitivity. Our results of operations and cash flows are subject to fluctuations due to changes in interest rates in connection with our debt and banking arrangements, which can result in fluctuations in our interest income and expense. As of December 31, 2021, we have hedged $100.0 million of our $775.6 million outstanding floating rate debt to a fixed rate of 1.4% plus the applicable spread defined in the A&R Credit Agreement. The remaining $675.6 million outstanding is subject to an average variable rate of 2.10% as of December 31, 2021. Assuming the current level of borrowings, a one percentage point increase or decrease in interest rates would increase or decrease our annual interest expense by approximately $6.8 million.
Our interest income is primarily generated from variable rate interest earned on operating cash accounts.
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee because a portion of our operating expenses are incurred by our subsidiary in India and are denominated in Indian rupees. We do not generate significant revenues outside of the United States. For the years ended December 31, 2021, 2020 and 2019, 9%, 9%, and 8% of our expenses were denominated in foreign currencies, respectively. As of December 31, 2021 and 2020, we had net assets of $51.0 million and $44.4 million in foreign entities, respectively. Before the impact of our foreign currency hedging activities discussed below, the reduction in earnings from a 10% change in foreign currency spot rates would have been $12.9 million and $11.6 million at December 31, 2021 and 2020, respectively.
We have hedge positions that are designated cash flow hedges of certain intercompany charges which have maturities not exceeding December 30, 2022 and are intended to partially offset the impact of foreign currency movements on future costs relating to our global delivery resources. For additional information, see Note 11, Derivative Financial Instruments to our Consolidated Financial Statements included in this Annual Report on Form 10-K. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties.
For designated cash flow hedges, gains and losses currently recorded in accumulated other comprehensive loss will be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as cost of services. As of December 31, 2021, it was anticipated that approximately $1.3 million of gains, net of tax, currently recorded in accumulated other comprehensive loss will be reclassified into cost of services within the next 12 months. As of December 31, 2021, the notional value of the outstanding derivative contracts totaled 6.6 billion Indian rupees.
We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $7.8 million as of December 31, 2021.

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

On July 1, 2021, we completed the VisitPay Acquisition. We are now integrating processes, employees, technologies, systems, and operations of VisitPay into the Company. As permitted by the rules and regulations of the SEC, we have excluded VisitPay from our assessment of our internal control over financial reporting as of December 31, 2021. Management will continue to evaluate internal controls as we complete the integration of the acquisition. VisitPay represented 1% of the Company's total assets as of December 31, 2021 (exclusive of intangible assets and goodwill valued through purchase accounting that were included in our assessment of our internal control over financial reporting) and less than 1% of the Company's total net services revenue for the year ended December 31, 2021.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making its assessment, management has utilized the criteria set forth by the COSO of the Treadway Commission in Internal Control-Integrated Framework (2013). Management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2021. The Company’s internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP as stated in their report which appears herein.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of R1 RCM Inc.

Opinion on Internal Control over Financial Reporting

We have audited R1 RCM Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, R1 RCM Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of iVinci Partners, LLC (“VisitPay”) which are included in the 2021 consolidated financial statements of the Company. VisitPay constituted approximately 1% of total assets as of December 31, 2021 (excluding acquired intangible assets and goodwill valued in purchase accounting that were included in management’s assessment of and conclusion on the effectiveness of internal control over financial reporting) and approximately 1% of total net services revenue for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of VisitPay.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois
February 17, 2022

Item 9B.	Other Information
None

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
The information required by this item with respect to our directors and executive officers will be contained in our 2022 Proxy Statement under the caption “Information About Our Directors, Officers and 5% Stockholders” and is incorporated in this report by reference.
The information required by this item with respect to corporate governance matters will be contained in our 2022 Proxy Statement under the caption “Corporate Governance” and is incorporated in this report by reference.
Code of Integrity
We have adopted a global code of integrity that applies to all employees, including our directors and officers (our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions). Copies of our Code of Integrity: Living Our Values are available without charge upon written request directed to Corporate Secretary, R1 RCM Inc., 434 W. Ascension Way, Murray, Utah 84123. Additionally, copies are available without charge online at https://www.r1rcm.com/hubfs/Code%20of%20Integrity%202021%20Final%20External.pdf.

Item 11.	Executive Compensation

Information required to be furnished by Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K regarding executive compensation will be included in our 2022 Proxy Statement under the caption “Executive Compensation” and is herein incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We maintain an Amended and Restated Stock Option Plan (“2006 Plan”), and a Third Amended and Restated 2010 Stock Incentive Plan (the “2010 Amended Plan”), and together with the 2006 Plan (the “Plans”). Under the 2010 Amended Plan, we may issue up to a maximum of 55,974,756 shares of common stock, including any shares that remained available for issuance under the 2006 Plan as of the date of the IPO and any shares subject to awards that were outstanding under the 2006 Plan as of the date of the IPO that expire, terminate or are otherwise surrendered, canceled, forfeited, or repurchased by us without the issuance of shares thereunder. We will not make any further grants under the 2006 Plan. The 2010 Amended Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and and other share-based awards. As of December 31, 2021, 11,300,381 shares were available for future grants of awards under the 2010 Amended Plan. However, to the extent that previously granted awards under the 2006 Plan or 2010 Amended Plan expire, terminate or are otherwise surrendered, canceled or forfeited, the number of shares available for future awards under the 2010 Amended Plan will increase.
The following table summarizes information about the securities authorized for issuance under our equity compensation plans as of December 31, 2021:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Restricted Stock Units	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a))
Equity compensation plans approved by stockholders (1)	12,775,730	$3.23	11,300,381
Equity compensation plans not approved by stockholders (2)	100,000	$9.56	—
Total	12,875,730		11,300,381

(1) Includes 4,286,205 outstanding stock options, 2,218,651 restricted stock units, and 6,270,874 PBRSUs awarded under the Plans. The number of shares included for PBRSUs represents the maximum shares that could vest. Since the restricted stock units and PBRSUs have no exercise price, they are not included in the weighted-average exercise price calculation in column b.
(2) Represents stock option inducement grants made pursuant to the NYSE inducement grant rules prior to the Company’s trading of its common stock on NASDAQ.

The information required by this item with regard to security ownership of certain beneficial owners and management will be contained in our 2022 Proxy Statement under the caption “Information About Our Directors, Officers and 5% Stockholders - Security Ownership of Certain Beneficial Owners and Management” and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in our 2022 Proxy Statement under the captions “Related Person Transactions” and “Corporate Governance” and is incorporated in this report by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item will be contained in our 2022 Proxy Statement under the caption “Ratification of the Selection of Independent Registered Public Accounting Firm” and is incorporated in this report by reference.

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

3.10	Amendment No. 3 to the Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34746) filed on February 26, 2021)
4.1
Specimen Certificate evidencing shares of Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-162186) filed on April 26, 2010)

4.2	Description of Common Stock (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (File No. 001-34746) filed on February 18, 2021)
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

10.26*
Form of Restricted Stock Award Agreement under the Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.43 to Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 001-34746) filed on March 10, 2016.

10.27*
Letter Agreement, dated December 7, 2015, between Registrant and Joseph Flanagan (incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-34746) filed on March 10, 2016)

10.28*
Restricted Stock Award Agreement, dated December 31, 2015, between Registrant and Joseph Flanagan (incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-34746) filed on March 10, 2016)

10.29
Securities Purchase Agreement, dated as of December 7, 2015, by and among Accretive Health, Inc., TCP-ASC ACHI Series LLLP, and, solely for the purposes set forth therein, Ascension Health Alliance d/b/a Ascension (incorporated by reference to Exhibit 10.1 to Current Report on 8-K (File No. 001-34746) filed December 8, 2015).

10.30
Investor Rights Agreement, dated as of February 16, 2016, by and among the Registrant, TCP-ASC ACHI Series LLLP, and the other parties thereto (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-34746) filed on May 10, 2016)

10.31
Registration Rights Agreement, dated as of February 16, 2016, by and between the Registrant and TCP-ASC ACHI Series LLLP (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-34746) filed on May 10, 2016)

10.32
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

10.34*
Non-Statutory Stock Option Award Grant Agreement, dated as of October 3, 2016, by and between Joseph G. Flanagan and the Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-34746) filed on October 5, 2016)

10.35*
Non-Statutory Stock Option Award Grant Agreement, dated as of October 3, 2016, by and between Joseph G. Flanagan and the Registrant (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-34746) filed on October 5, 2016)

10.36*
Employment Offer Letter Agreement, dated June 19, 2017, by and between the Registrant and Gary Long (incorporated by reference to Exhibit 10.55 to Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 001-34746) filed on March 9, 2018)

10.37*
Amended and Restated Grant of Performance Based Awards pursuant to the R1 RCM Inc. Second Amended and Restated 2010 Stock Incentive Plan to Joseph Flanagan (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K/A (File No. 001-34746) filed on January 18, 2018)

10.38
Amended and Restated Registration Rights Agreement among the Registrant, IHC Health Services, Inc. and TCP-ASC ACHI Series LLLP dated as of January 23, 2018 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34746) filed on January 24, 2018)

10.39
Securities Purchase Agreement between the Company and IHC Health Services, Inc. dated as of January 23, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34746) filed on January 24, 2018)

10.40
Warrant between the Company and IHC Health Services, Inc. dated as of January 23, 2018 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-34746) filed on January 24, 2018)

10.41
Credit Agreement, dated as of May 8, 2018, by and among the Registrant, the other parties party thereto as Credit Parties (as defined therein), Bank of America, N.A., as administrative agent and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34746) filed on May 8, 2018)

10.42*
Form of Grant of Performance Based Restricted Stock Unit Awards - 2018 Form pursuant to the Second Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K (File No. 001-34746) filed on May 31, 2018)

10.43+
Supplement 26 to Amended and Restated Master Professional Services Agreement between the Registrant and Ascension Health dated as of June 24, 2018 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on 10-Q (File No. 001-34746) filed on August 9, 2018)

10.44+
Amendment No. 2 to Amended and Restated Master Professional Services Agreement between the Registrant and Ascension Health dated as of June 24, 2018 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on 10-Q (File No. 001-34746) filed on August 9, 2018)

10.45+
Amendment No. 3 to Amended and Restated Master Professional Services Agreement between the Registrant and Ascension Health dated as of July 5, 2018 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on 10-Q (File No. 001-34746) filed on November 7, 2018)

10.46*
Form of Grant of Performance-Based Restricted Stock Unit Awards Agreement pursuant to the Second Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34746) filed on April 10, 2019)

10.47*
Amendment No. 2 to Offer Letter, dated March 6, 2019, between the Registrant and Joseph Flanagan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34746) filed on May 9, 2019)

10.48
Credit Agreement, dated as of June 26, 2019, by and among the Registrant, the other parties party thereto as Credit Parties (as defined therein), Bank of America, N.A., as administrative agent and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No.001-34746) filed on June 26, 2019)

10.49+
Amendment No. 4 to Amended and Restated Master Professional Services Agreement between the Registrant and Ascension Health dated as of December 20, 2019 (incorporated by reference to Exhibit 10.61 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-34746) filed on February 20, 2020)

10.50+
Amendment No. 1 to Credit Agreement, dated as of March 20, 2020, by and among the Registrant, the other parties party thereto as Credit Parties (as defined therein), Bank of America, N.A., as administrative agent and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34746) filed on March 23, 2020)

10.51*	Form of Grant of Performance-Based Restricted Stock Unit Awards Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34746) filed on July 15, 2020)
10.52*
Offer Letter Agreement between the Registrant and Rachel Wilson dated April 29, 2020 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34746) filed on August 5, 2020)

10.53
Form of Amendment to Investor Rights Agreement between the Registrant and TCP-ASC ACHI Series LLLP (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34746) filed on January 6, 2021)

10.54
Preferred Stock Agreement, dated as of January 5, 2021, between R1 RCM Inc. and TCP-ASC ACHI Series LLLP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34746) filed on January 6, 2021)

10.55
Amendment No. 2 and Waiver, dated as of January 13, 2021, to Credit Agreement, by and among the Registrant, the other parties party thereto as Credit Parties (as defined therein), Bank of America N.A., as administrative agent and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34746) filed on January 15, 2021)

10.56
Joinder and Amendment to the Amended and Restated Registration Rights Agreement, dated as of January 23, 2018, by and among the Registrant, TCP-ASC ACHI Series LLLP, and Shared Business Services, LLC (incorporated by reference to Exhibit 10.70 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (File No. 001-34746) filed on February 18, 2021)

10.57*
Form of Restricted Stock Unit Award Agreement under the Registrant’s Second Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (File No. 001-34746) filed on February 18, 2021)

10.58*
Amended and Restated Offer Letter Agreement between the Registrant and Joseph Flanagan dated March 23, 2021 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34746) filed on May 4, 2021)

10.59*	R1 RCM Inc. Third Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34746) filed on May 21, 2021)
10.60+
Amendment No. 5 to the Amended & Restated Master Professional Services Agreement between the Registrant and Ascension Health effective May 1, 2021 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34746) filed on August 3, 2021)

10.61
Amended and Restated Credit Agreement, dated as of July 1, 2021, by and among the Registrant, the other parties party thereto as Credit Parties (as defined therein), Bank of America, N.A., as administrative agent and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-34746) filed on August 3, 2021)

10.62*	Offer Letter, dated September 27, 2019, between Registrant and Vijay Kotte
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

+	Portions of this exhibit (indicated therein by asterisks) have been omitted for confidential treatment.

Item 16.	Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R1 RCM INC.

By:	/s/ Joseph Flanagan
Joseph Flanagan
President and Chief Executive Officer

By:	/s/ Rachel Wilson
Rachel Wilson
Chief Financial Officer and Treasurer
Date: February 17, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Flanagan Joseph Flanagan	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 17, 2022

/s/ Rachel Wilson Rachel Wilson	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 17, 2022

/s/ Richard B. Evans, Jr. Richard B. Evans, Jr.	Corporate Controller (Principal Accounting Officer)	February 17, 2022

/s/ Agnes Bundy Scanlan Agnes Bundy Scanlan	Director	February 17, 2022

/s/ David M. Dill David M. Dill	Director	February 17, 2022

/s/ Michael C. Feiner Michael C. Feiner	Director	February 17, 2022

/s/ John B. Henneman III John B. Henneman III	Lead Director	February 17, 2022

/s/ Alex J. Mandl Alex J. Mandl	Director	February 17, 2022

/s/ Neal Moszkowski Neal Moszkowski	Director	February 17, 2022

/s/ Ian Sacks Ian Sacks	Director	February 17, 2022

/s/ Jill Smith Jill Smith	Director	February 17, 2022

/s/ Anthony J. Speranzo Anthony J. Speranzo	Chair of the Board	February 17, 2022

/s/ Anthony R. Tersigni Anthony R. Tersigni	Director	February 17, 2022

/s/ Albert R. Zimmerli Albert R. Zimmerli	Director	February 17, 2022

R1 RCM Inc.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of R1 RCM Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of R1 RCM Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
As described in Note 2 to the consolidated financial statements, the Company recognizes revenue related to financial performance-based incentive fees ratably as the performance obligation for revenue cycle management services is satisfied. Incentive fees are structured to reflect quarterly or annual performance and are evaluated on a contract-by-contract basis.

Auditing the Company’s recognition and measurement of variable incentive fees revenues is subjective due to the estimation uncertainty in the calculations for amounts recognized but unbilled at year end. In these situations, the Company performs an assessment of the estimated total incentive fees expected and the related revenues to be recognized. Further, the nature and terms of each individual customer agreement for end-to-end revenue cycle management services varies, and each contract requires separate analysis to ensure that incentive fee revenue recognition is appropriate.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the review of customer agreements and related amendments and incentive fee calculations, including management’s internal controls over unbilled incentive fees at year-end and the assessment of the estimated constraint applied to the incentive fee revenues, if any.

To test the appropriateness of the timing of recognition and measurement of incentive fee revenues at year end, our audit procedures included, among others, obtaining and reviewing the customer contracts and any related amendments, and independently confirming the unbilled incentive fee amounts recognized at year end directly with external customers. In addition, we compared historically estimated and recognized incentive fees to the actual amounts billed and collected in subsequent periods to assess the accuracy of management’s estimation process.

Acquisition - VisitPay business combination
Description of the Matter
As described in Note 3 to the consolidated financial statements, the Company completed its acquisition of all the outstanding equity interests of iVinci Partners, LLC (VisitPay) for consideration of $305.4 million in 2021. The transaction was accounted for as a business combination.

Auditing the Company’s accounting for its acquisition of VisitPay was complex due to the significant estimation required by management to determine the fair value of the acquired identified intangible assets of $117.3 million, which principally consisted of developed technology of $114.0 million. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to the key assumptions included in the valuation. The Company used a discounted cash flow model to measure the developed technology intangible assets. The significant assumptions used to estimate the value of the intangible assets included discount rates and certain assumptions that form the basis of the forecasted results (e.g., revenue and cost growth rates and technology obsolescence curves). These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls addressing the risks of material misstatement over its accounting for the VisitPay acquisition including, among others, management’s process to establish the significant assumptions and measure the acquired developed technology intangible asset. This included testing controls over management’s review of the significant assumptions and other inputs used in the determination of fair value. The testing was inclusive of key management review controls to evaluate the acquired developed technology and estimated future sales, and controls to ensure that the data used to evaluate and support the significant assumptions was complete, accurate and, where applicable, verified to appropriate data sources.

To test the Company’s accounting for the VisitPay acquisition, our audit procedures included, among others, inspecting the terms of the executed agreement, evaluating the Company’s selection of the valuation methodology, evaluating the methods and significant assumptions used by the Company’s valuation specialist, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved our valuation specialists to assist with the evaluation of methodologies used by the Company and the significant assumptions included in the fair value estimates. We also evaluated the Company’s disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2004.

Chicago, Illinois
February 17, 2022

R1 RCM Inc.
Consolidated Balance Sheets
(In millions, except per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$130.1	$173.8
Accounts receivable, net of $2.4 million and $3.7 million allowance	131.3	91.3
Accounts receivable, net of $0.1 million and $0.1 million allowance - related party	26.1	30.9
Prepaid expenses and other current assets	77.2	59.4
Total current assets	364.7	355.4
Property, equipment and software, net	94.7	93.7
Operating lease right-of-use assets	48.9	57.8
Non-current portion of deferred contract costs	23.4	19.6
Intangible assets, net	265.4	171.1
Goodwill	554.7	375.3
Non-current deferred tax assets	51.8	73.7
Non-current portion of restricted cash equivalents	—	1.0
Other assets	45.7	41.4
Total assets	$1,449.3	$1,189.0
Liabilities
Current liabilities:
Accounts payable	$17.7	$18.2
Current portion of customer liabilities	41.5	16.7
Current portion of customer liabilities - related party	7.9	15.3
Accrued compensation and benefits	97.0	51.9
Current portion of operating lease liabilities	13.5	12.2
Current portion of long-term debt	17.5	32.3
Accrued expenses and other current liabilities	59.1	59.7
Total current liabilities	254.2	206.3
Non-current portion of customer liabilities	3.3	—
Non-current portion of customer liabilities - related party	15.4	16.3
Non-current portion of operating lease liabilities	53.4	71.0
Long-term debt	754.9	519.7
Other non-current liabilities	21.4	36.3
Total liabilities	1,102.6	849.6

8.00% Series A convertible preferred stock, par value $0.01, no shares authorized, issued or outstanding as of December 31, 2021; 370,000 shares authorized, 288,497 shares issued and outstanding as of December 31, 2020 (aggregate liquidation value of $294.3)	—	251.5
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 298,320,928 shares issued and 278,226,242 shares outstanding at December 31, 2021; 137,812,559 shares issued and 121,144,038 shares outstanding at December 31, 2020	3.0	1.4
Additional paid-in capital	628.5	393.7
Accumulated deficit	(64.3)	(161.5)
Accumulated other comprehensive loss	(5.3)	(6.5)
Treasury stock, at cost, 20,094,686 shares as of December 31, 2021; 16,668,521 shares as of December 31, 2020	(215.2)	(139.2)
Total stockholders’ equity	346.7	87.9
Total liabilities and stockholders’ equity	$1,449.3	$1,189.0
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Operations and Comprehensive Income
(In millions, except per share data)

	Year Ended December 31,
	2021	2020	2019
Net services revenue ($893.5 million, $809.5 million and $790.4 million from related party for the years ended December 31, 2021, 2020 and 2019, respectively)	$1,474.6	$1,270.8	$1,186.1
Operating expenses:
Cost of services	1,162.8	1,021.1	987.8
Selling, general and administrative	120.0	102.4	104.4
Other	46.1	67.3	36.2
Total operating expenses	1,328.9	1,190.8	1,128.4
Income from operations	145.7	80.0	57.7
Gain on business disposition	—	55.7	—
Loss on debt extinguishment	—	—	(18.8)
Net interest expense	(18.9)	(17.3)	(29.1)
Income before income tax provision (benefit)	126.8	118.4	9.8
Income tax provision (benefit)	29.6	1.3	(2.2)
Net income	$97.2	$117.1	$12.0
Net income (loss) per common share:
Basic	$(1.86)	$0.41	$(0.08)
Diluted	$(1.86)	$0.33	$(0.08)
Weighted average shares used in calculating net income (loss) per common share:
Basic	266,183,565	115,729,645	111,505,993
Diluted	266,183,565	174,573,270	111,505,993
Consolidated statements of comprehensive income
Net income	97.2	117.1	12.0
Other comprehensive income (loss):
Net change on derivatives designated as cash flow hedges, net of tax	2.1	(1.7)	(0.2)
Foreign currency translation adjustments	(0.9)	(0.3)	(0.8)
Total other comprehensive income (loss), net of tax	$1.2	$(2.0)	$(1.0)
Comprehensive income	$98.4	$115.1	$11.0

Basic:
Net income	$97.2	$117.1	$12.0
Less dividends on preferred shares	(592.3)	(22.4)	(20.7)
Less income allocated to preferred shareholders	—	(47.3)	—
Net income (loss) available/allocated to common shareholders - basic	$(495.1)	$47.4	$(8.7)
Diluted:
Net income	$97.2	$117.1	$12.0
Less dividends on preferred shares	(592.3)	(22.4)	(20.7)
Less income allocated to preferred shareholders	—	(37.7)	—
Net income (loss) available/allocated to common shareholders - diluted	$(495.1)	$57.0	$(8.7)
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated other comprehensive (loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	123,353,656	$1.2	(12,811,755)	$(62.6)	$361.0	$(289.8)	$(3.5)	$6.3
Share-based compensation expense	—	—	—	—	18.8	—	—	18.8
Issuance of common stock related to share-based compensation plans	1,812,993	—	—	—	—	—	—	—
Exercise of vested stock options	2,640,897	0.1	—	—	13.6	—	—	13.7
Dividends paid/accrued on preferred stock	—	—	—	—	(20.7)	—	—	(20.7)
Acquisition of treasury stock related to equity award plans	—	—	(973,303)	(11.0)	—	—	—	(11.0)
Forfeitures	—	—	(1,208)	—	—	—	—	—
Net change on derivatives designated as cash flow hedges, net of tax of $0.1	—	—	—	—	—	—	(0.2)	(0.2)
Foreign currency translation adjustments	—	—	—	—	—	—	(0.8)	(0.8)
Net income	—	—	—	—	—	12.0	—	12.0
Balance at December 31, 2019	127,807,546	$1.3	(13,786,266)	$(73.6)	$372.7	$(277.8)	$(4.5)	$18.1
Impact of credit-loss standard adoption, net of tax of $0.3	—	—	—	—	—	(0.8)	—	(0.8)
Adjusted balance at January 1, 2020	127,807,546	1.3	(13,786,266)	(73.6)	372.7	(278.6)	(4.5)	17.3
Share-based compensation expense	—	—	—	—	24.2	—	—	24.2
Issuance of common stock related to share-based compensation plans	6,848,859	0.1	—	—	(0.1)	—	—	—
Exercise of vested stock options	3,156,154	—	—	—	19.3	—	—	19.3
Dividends paid/accrued on preferred stock	—	—	—	—	(22.4)	—	—	(22.4)
Acquisition of treasury stock related to equity award plans	—	—	(2,882,255)	(65.6)	—	—	—	(65.6)
Net change on derivatives designated as cash flow hedges, net of tax of $0.6	—	—	—	—	—	—	(1.7)	(1.7)
Foreign currency translation adjustment	—	—	—	—	—	—	(0.3)	(0.3)
Net income	—	—	—	—	—	117.1	—	117.1
Balance at December 31, 2020	137,812,559	$1.4	(16,668,521)	$(139.2)	$393.7	$(161.5)	$(6.5)	$87.9
Share-based compensation expense	—	—	—	—	74.9	—	—	74.9
Issuance of common stock related to share-based compensation plans	2,325,918	—	—	—	—	—	—	—
Issuance of common stock	324,212	—	—	—	7.0	—	—	7.0
Exercise of vested stock options	1,819,039	—	—	—	8.0	—	—	8.0
Acquisition of treasury stock related to equity award plans	—	—	(796,908)	(19.1)	—	—	—	(19.1)
Repurchases of common stock	—	—	(2,629,257)	(56.9)	—	—	—	(56.9)
Net change on derivatives designated as cash flow hedges, net of tax of $0.7	—	—	—	—	—	—	2.1	2.1
Foreign currency translation adjustment	—	—	—	—	—	—	(0.9)	(0.9)
Conversion of preferred shares	117,706,400	1.2	—	—	250.3	—	—	251.5
Inducement dividend	—	—	—	—	(592.3)	—	—	(592.3)
Issuance of common stock related to inducement	21,582,800	0.2	—	—	487.1	—	—	487.3
Exercise of warrants pursuant to cashless provisions	16,750,000	0.2	—	—	(0.2)	—	—	—
Net income	—	—	—	—	—	97.2	—	97.2
Balance at December 31, 2021	298,320,928	$3.0	(20,094,686)	$(215.2)	$628.5	$(64.3)	$(5.3)	$346.7
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net income	$97.2	$117.1	$12.0
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	77.5	68.7	55.7
Amortization of debt issuance costs	1.2	1.0	1.6
Share-based compensation	74.3	24.1	18.6
Gain on sale of Emergency Medical Services business	—	(55.7)	—
(Gain)/loss on disposal and right-of-use asset write-downs	(0.4)	17.0	0.1
Loss on debt extinguishment	—	—	18.8
Provision for credit losses	0.7	0.6	2.9
Deferred income taxes	23.0	(1.2)	(5.1)
Non-cash lease expense	9.7	7.3	11.4
Change in value of contingent consideration	(2.2)	4.7	—
Other	0.3	—	—
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	(33.2)	(56.5)	11.5
Prepaid expenses and other assets	(18.0)	(12.9)	(17.9)
Accounts payable	0.1	(3.4)	9.9
Accrued compensation and benefits	42.0	(40.3)	18.2
Lease liabilities	(12.7)	(13.6)	(11.8)
Other liabilities	(13.3)	25.3	4.8
Customer liabilities and customer liabilities - related party	18.6	(20.4)	(16.8)
Net cash provided by operating activities	264.8	61.8	113.9
Investing activities
Purchases of property, equipment, and software	(51.7)	(49.3)	(61.0)
Payment for business acquisitions, net of cash acquired	(294.7)	(196.0)	—
Proceeds from sale of Emergency Medical Services business, net of cash disposed	—	128.3	—
Proceeds from disposal of assets	6.0	—	—
Net cash used in investing activities	(340.4)	(117.0)	(61.0)
Financing activities
Issuance of senior secured debt, net of discount and issuance costs	698.6	190.6	321.8
Borrowings on revolver	120.0	50.0	60.0
Payment of debt issuance costs	(1.9)	—	—
Repayment of senior secured debt	(488.9)	(23.4)	(276.8)
Repayment of subordinated notes and prepayment penalty	—	—	(112.2)
Repayments on revolver	(110.0)	(20.0)	(20.0)
Payment of contingent consideration liability	(4.8)	—	—
Deferred payment related to acquisition of RevWorks	(12.5)	—	—
Inducement of preferred stock conversion	(105.0)	—	—
Exercise of vested stock options	8.9	18.4	13.7
Purchase of treasury stock	(56.5)	—	—
Shares withheld for taxes	(16.3)	(71.9)	(11.0)
Other	(0.2)	(5.8)	(0.8)
Net cash provided by (used in) financing activities	31.4	137.9	(25.3)
Effect of exchange rate changes in cash	(0.5)	(0.4)	(0.2)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(44.7)	82.3	27.4
Cash, cash equivalents, and restricted cash at beginning of period	174.8	92.5	65.1
Cash, cash equivalents, and restricted cash at end of period	$130.1	$174.8	$92.5
Supplemental disclosures of cash flow information
Accrued dividends payable to preferred stockholders	$—	$5.8	$5.3
Property, equipment and software purchases not paid	$19.5	$11.0	$21.8
Interest paid	$17.3	$15.8	$26.5
Income taxes paid	$5.2	$4.2	$4.0
Income taxes refunded	$0.2	$0.4	$0.2
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

1. Description of Business
R1 RCM Inc. (the “Company”) is a leading provider of technology-driven solutions that transform the patient experience and financial performance of healthcare providers. The Company helps healthcare providers generate sustainable improvements in their operating margins and cash flows while also enhancing patient, physician, and staff satisfaction for its customers.

The Company achieves these results for its customers by managing healthcare providers’ revenue cycle operations, which encompass processes including patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation, and collections from patients and payers. The Company does so by deploying a unique operating model that leverages its extensive healthcare domain experience, innovative technology and intelligent automation, and process excellence. The Company assists its Revenue Cycle Management (“RCM”) customers in managing their revenue cycle operating costs while simultaneously increasing the portion of the maximum potential services revenue they receive. Together, these benefits can generate significant and sustainable improvements in operating margins and cash flows for the Company's customers.

The Company's primary service offering consists of end-to-end RCM services for health systems, hospitals, and physician groups, which the Company deploys through an operating partner relationship or a co-managed relationship. Under an operating partner relationship, the Company provides comprehensive revenue cycle infrastructure to providers, including all revenue cycle personnel, technology solutions, and process workflow. Under a co-managed relationship, the Company leverages its customers’ existing RCM staff and processes, and supplements them with the Company's infused management, subject matter specialists, proprietary technology solutions, and other resources. Under the operating partner model, the Company records higher revenue and expenses due to the fact that almost all of the revenue cycle personnel are employees of the Company and more third-party vendor contracts are controlled by the Company. Under the co-managed model, the majority of the revenue cycle personnel and more third-party vendor contracts remain with the customer and those costs are netted against the Company's co-managed revenue. For the years ended December 31, 2021, 2020, and 2019, substantially all of the Company's net operating and incentive fees from end-to-end RCM services were generated under the operating partner model.

The Company also offers modular services, allowing customers to engage the Company for only specific components of its end-to-end RCM service offering, such as patient experience, physician advisory services (“PAS”), clinical documentation integrity (“CDI”), coding management, revenue integrity solutions (“RIS”), business office services, and practice management (“PM”). The Company’s patient experience offering, R1 EntriTM, unifies scheduling, clearance, intake and payments into one welcoming experience. The Company’s PAS offering assists healthcare organizations in complying with payer requirements regarding whether to classify a hospital visit as an in-patient or an out-patient observation case for billing purposes. The Company’s CDI solution helps customers improve Hospital Compare Star Ratings, which in turn can increase volume and reimbursement. The Company’s coding management offering drives performance, quality, and consistent results via business intelligence and analysis, human capital management, an accountability framework, and a quality management program. The Company’s RIS offering includes charge capture, charge description master (“CDM”) maintenance, and pricing services that help providers ensure they are capturing the maximum net compliant revenue for services delivered. The Company’s business office services can help providers with the entire billing function or to specifically recoup revenue that may otherwise be lost by focusing skilled resources in lower priority areas with significant revenue potential. The Company’s PM services offer administrative and operational support to allow healthcare providers to focus on delivering high quality patient care and outsource non-core functions to the Company.

Once implemented, the Company's technology solutions, processes and services are deeply embedded in its customers’ day-to-day revenue cycle operations. The Company believes its service offerings are adaptable to meet an evolving healthcare regulatory environment, technology standards and market trends.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
Ascension
On February 16, 2016, the Company entered into a long-term strategic partnership with Ascension Health Alliance, the parent of the Company's largest customer and the nation’s largest Catholic and non-profit health system, and TowerBrook Capital Partners (“TowerBrook”), an investment management firm (the “Transaction”). As part of the Transaction, the Company amended and restated its Master Professional Services Agreement (“A&R MPSA”) with Ascension Health (“Ascension”) effective February 16, 2016 with an initial term of ten years. Pursuant to the A&R MPSA and with certain limited exceptions, the Company is the exclusive provider of RCM services and PAS with respect to acute care services provided by the hospitals affiliated with Ascension that execute supplement agreements with the Company.
On April 30, 2021, the Company and Ascension entered into Amendment No. 5 to the A&R MPSA, effective as of May 1, 2021, extending the agreement to April 30, 2031, among other amendments.
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

Emergency Medical Services Disposition

As part of our portfolio analysis and strategic initiatives, the Company disposed the emergency medical services (“EMS”) business on October 30, 2020 for $140.0 million, inclusive of a $5.0 million hold-back amount subject to the completion of certain transition services, to be paid approximately one year from the date of the disposition (the “EMS Disposition”). The total sale price net of costs to sell was $132.7 million, which included customary adjustments for working capital, indebtedness, cash, and transaction expenses. R1 allocated goodwill to the disposed business based on the relative fair value methodology. The total goodwill allocated to the EMS Disposition was $7.1 million. The gain recognized on the EMS Disposition was $55.7 million.

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

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
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

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

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

Bundled Services

Modular RCM services may be sold separately or bundled in a contract. End-to-end RCM services are typically sold separately but may be bundled with PAS. PAS are commonly sold separately. The typical length of an end-to-end RCM contract is five to ten years (subject to the parties' respective termination rights) but varies from customer to customer. Modular RCM agreements generally vary in length between one and three years.

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

Costs associated with generating the Company’s net services revenue are expensed as incurred, with the exception of deferred contract costs, which are certain costs associated with the initial phases of customer contracts and the related transition of customer hospitals and physician groups that are deferred. These fulfillment costs relate directly to the Company’s responsibilities under the corresponding customer contracts, generate or enhance resources of the Company that will be used in satisfying its performance obligations in the future, and are expected to be recovered through the margins realized.

The following table summarizes the breakout of deferred contract costs:

	December 31, 2021	December 31, 2020
Prepaid expenses and other current assets	$3.7	$4.5
Non-current portion of deferred contract costs	23.4	19.6
Total deferred contract costs	$27.1	$24.1

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
The associated assets are amortized as services are transferred to the customer over the remaining life of the contracts. For the years ended December 31, 2021 and 2020, total amortization was $4.6 million and $4.8 million, respectively, and there were no associated impairment losses.
Comprehensive Income
Comprehensive income is the net income of the Company combined with other changes in stockholders’ equity not involving ownership interest changes. For the Company, such changes are foreign currency translation adjustments and changes in derivatives designated as cash flow hedges.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Cloud Computing Arrangements
The Company capitalizes qualifying set-up and implementation costs related to the Company’s cloud computing arrangements. The deferred costs are amortized over the term of the associated cloud computing arrangement on a straight-line basis unless another systematic and rational basis is more representative of the pattern in which the Company expects to benefit from access to the cloud computing arrangement.
Capitalized cloud computing implementation costs are presented in other assets on the Consolidated Balance Sheets. As of December 31, 2021 and 2020, the Company had net capitalized cloud computing implementation costs of $8.6 million and $3.0 million, respectively.
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
Property, equipment and software consist of the following:

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

	December 31, 2021	December 31, 2020
Buildings and land	$—	$4.6
Computer and other equipment	60.4	55.0
Leasehold improvements	23.3	23.2
Software	177.0	135.7
Office furniture	6.5	6.4
Property, equipment and software, gross	267.2	224.9
Less accumulated depreciation and amortization	(172.5)	(131.2)
Property, equipment and software, net	$94.7	$93.7
Property, equipment and software, net, located internationally was $13.9 million and $17.1 million as of December 31, 2021 and 2020, respectively. The remaining property, equipment and software was located in the U.S.
The following table summarizes the allocation of depreciation and amortization expense between cost of services and selling, general and administrative expenses:

	Year Ended December 31,
	2021	2020	2019
Cost of services	$51.8	$46.6	$37.8
Selling, general and administrative	2.8	4.0	4.0
Total depreciation and amortization	$54.6	$50.6	$41.8
Impairment of Long-Lived Assets
Property, equipment, software, right-of-use (“ROU”) assets, deferred contract costs, and other acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If circumstances require a long-lived asset or asset group be reviewed for possible impairment, the Company first compares undiscounted cash flows expected to be generated by each asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. There was no material impairment of property, equipment, software, deferred contract costs, or other acquired intangible assets for the years ended December 31, 2021, 2020, and 2019. For the years ended December 31, 2021 and 2020, we impaired ROU assets related to leased facilities which we exited. See Note 14, Other, for more information. For the year ended December 31, 2019, there was no material impairment of ROU assets.
Accrued Compensation and Benefits
Accrued compensation and benefits consists of accrued payroll, bonus, paid time off, health benefits, severance, and compensation and benefits related taxes. Deferred FICA taxes are split between accrued compensation and benefits and other non-current liabilities based on their due date.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
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
•Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and
•Level 3: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
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
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the relevant tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest amount of benefit that has a greater than 50% percent likelihood of being realized upon ultimate settlement. Interest and penalties relating to income taxes are recognized in our income tax provision in the consolidated statements of operations and comprehensive income.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
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
Foreign Currency Translation and Transaction Gains (Losses)
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where such local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date. As of December 31, 2021 and 2020, the Company had net assets of $51.0 million and $44.4 million in foreign entities, respectively. Income and expense accounts are translated at average exchange rates during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss).
Share-Based Compensation Expense
The Company determines the expense for all employee share-based compensation awards by estimating their fair value and recognizing such value as an expense, on a ratable basis, in the consolidated financial statements over the requisite service period in which the employees earn the awards. Performance-based stock awards are recognized in expense when the performance metrics are probable to be achieved. Changes in the estimate of achievement of the performance metrics are recognized in the period of the change through a cumulative catch-up. The Company assesses the performance metrics in its awards on a quarterly basis to determine if a cumulative catch-up is necessary. The fair value of stock options is calculated using the Black-Scholes option pricing model. For the year ended December 31, 2021, the number of options granted (6,424) was immaterial.
The Company recognizes compensation expense using a straight-line method over the applicable service or performance period. During each quarter, the share-based compensation expense is adjusted to reflect forfeitures during the period.
Treasury Stock
The Company records treasury stock at the cost to acquire such shares, including commissions paid to brokers. Treasury stock is included as a component of stockholders’ equity.
Earnings (Loss) Per Share
Basic net income per share is computed by dividing net income, less any dividends, accretion or decretion, redemption or induced conversion on the preferred stock, by the weighted average number of common shares outstanding during the period. As the preferred stock (as defined in Note 12) participates in dividends alongside the Company’s common stock (per their participating dividends), the preferred stock would constitute participating securities under ASC 260-10 and are applied to earnings per share using the two-class method. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends.
Diluted net income per share is calculated using the more dilutive of the if-converted or the two-class method. For the years ended December 31, 2021 and 2020, the two-class method was more dilutive and was computed by adjusting the denominator used in the basic net income per share computation by potentially dilutive securities outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PBRSUs”), and shares issuable upon conversion of preferred stock.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
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

The preliminary fair value of assets acquired and liabilities assumed is:

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Purchase Price Allocation
Total purchase consideration	$305.4

Allocation of consideration to assets acquired and liabilities assumed:
Cash and cash equivalents	$10.7
Accounts receivable	4.7
Prepaid expenses and other current assets	0.4
Property, equipment and software	0.3
Operating lease right-of-use assets	1.7
Intangible assets	117.3
Goodwill	179.2
Accounts payable	(0.5)
Current portion of customer liabilities	(1.1)
Accrued compensation and benefits	(0.7)
Current portion of operating lease liabilities	(0.4)
Other accrued expenses	(2.0)
Non-current portion of customer liabilities	(1.0)
Non-current portion of operating lease liabilities	(1.3)
Deferred income tax liabilities	(1.9)
Net assets acquired	$305.4

The intangible assets preliminarily identified in conjunction with the VisitPay Acquisition are as follows:

	Useful Life	Gross Carrying Value
Customer Relationships	10 years	$2.3
Technology	11 years	$114.0
Tradename	3 years	$1.0

The goodwill recognized is primarily attributable to synergies that are expected to be achieved from the integration of VisitPay. The goodwill recognized in the acquisition will be partially deductible for income tax purposes.

Included in the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2021 are net sales of $9.6 million and net loss before income taxes of $8.1 million related to the operations of VisitPay since the acquisition date of July 1, 2021.

During 2020, the Company acquired the following businesses:

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

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

During the year ended December 31, 2021, there have been no significant purchase accounting adjustments to the fair value of assets acquired or the liabilities assumed in connection with the SCI and RevWorks acquisitions.

The purchase price for SCI included contingent consideration that was based on achieving certain revenue and operational targets in the year following the acquisition, which had a fair value of $4.8 million at the time of the acquisition. During the year ended December 31, 2021, the maximum amount of contingent consideration of $10.0 million was finalized and paid. Changes to the fair value of the contingent consideration were recorded as a component of other expenses.

With respect to the RevWorks acquisition, the Company paid the first deferred payment of $12.5 million in the third quarter of 2021. There is one remaining deferred payment of $12.5 million which is payable on the second anniversary of the closing date (August 2022), and is included in other accrued expenses on the Consolidated Balance Sheets as of December 31, 2021. At the time of the acquisition, the Company recorded a present value liability for the contractual deferred payments of $24.3 million.

The two deferred payments related to the RevWorks acquisition are contractual obligations of the Company; however, they are potentially effectively refundable to the Company if certain RevWorks customer revenue targets defined in the purchase agreement for the first two years following the acquisition are not achieved. At the time of the acquisition, the Company recorded an asset for the fair value of the contingently returnable consideration of $22.3 million. As of December 31, 2021, the Company updated the contingently returnable consideration to $25.0 million, with the change being recorded as a component of other expenses and interest expense. The full amount is included in prepaid expenses and other current assets on the Consolidated Balance Sheets as of December 31, 2021.

Pro Forma Results (Unaudited)

The following table summarizes, on a pro forma basis, the combined results of the Company as though the VisitPay Acquisition had occurred as of January 1, 2020 and the SCI and RevWorks acquisitions had occurred as of January 1, 2019. These pro forma results are not necessarily indicative of either the actual consolidated results had the acquisitions occurred as of those dates or of the future consolidated operating results for any period. Pro forma results are:

	Year Ended December 31,
	2021	2020
Net services revenue	$1,482.1	$1,330.6
Net income	$94.4	$96.7

Adjustments were made to earnings to adjust depreciation and amortization to reflect the fair value of identified assets acquired, to record the effects of extinguishing the debt of the acquired companies and replacing it with the debt of the Company, to adjust timing of acquisition related costs incurred by the Company, and to record the income tax effect of these adjustments.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
4. Intangible Assets

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset at December 31, 2021 and December 31, 2020:

	December 31, 2021			December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$100.0	$(20.8)	$79.2	$97.7	$(14.7)	$83.0
Technology	215.5	(30.2)	185.3	101.7	(13.6)	88.1
Tradename	1.0	(0.1)	0.9	—	—	—
Total intangible assets	$316.5	$(51.1)	$265.4	$199.4	$(28.3)	$171.1

The fair value of the identifiable intangible assets was derived utilizing an income approach to derive the present value of future cash flows from developed technology, customer relationships, and tradename.

Intangible asset amortization expense was $22.9 million and $18.1 million for the years ended December 31, 2021 and 2020, respectively.

Estimated annual amortization expense related to intangible assets with definite lives as of December 31, 2021 is as follows:

2022	$28.4
2023	28.4
2024	26.5
2025	24.9
2026	24.9
Thereafter	132.3
Total	$265.4

5. Goodwill

Goodwill represents the difference between the purchase price of acquired companies and the related fair value of the net assets acquired, which applies the acquisition method of accounting. The Company annually tests goodwill for impairment on the first day of its fiscal fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value. The goodwill impairment test consists of a qualitative assessment of impairment indicators, followed by, if necessary, a quantitative assessment comparing the carrying amount to the reporting unit's fair value. To the extent that the carrying value exceeds the fair value, an impairment charge would be recorded. The Company has determined there to be one reporting unit, consistent with its single operating and reportable segment. As part of its annual impairment analysis, the Company performed a qualitative assessment and determined there was no impairment of goodwill for the year ended December 31, 2021.
Changes in the carrying amount of goodwill for the year ended December 31, 2021 were:

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Goodwill
Balance as of December 31, 2020	$375.3
Acquisitions	179.2
Measurement period adjustments	0.2
Balance as of December 31, 2021	$554.7

6. Revenue Recognition

Disaggregation of Revenue

In the following table, revenue is disaggregated by source of revenue:

	Year Ended December 31,
	2021	2020	2019
Net operating fees	$1,211.8	$1,093.8	$1,037.4
Incentive fees	143.8	70.6	56.2
Other (1)	119.0	106.4	92.5
Net services revenue	$1,474.6	$1,270.8	$1,186.1

(1) Other revenue primarily consists of PAS, PM services, and revenue related to Entri modular services.

Contract Balances

The following table provides information about contract liabilities from contracts with customers:

	December 31, 2021	December 31, 2020
Contract liabilities	29.0	28.6

Contract liabilities are included in other customer liabilities and contains related party amounts, including $2.5 million and $5.6 million of current customer liabilities and $15.4 million and $16.3 million of non-current customer liabilities for the years ended December 31, 2021 and 2020, respectively. There were no contract assets as of December 31, 2021 and 2020.

A receivable is recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are typically 30-60 days.

The Company recognized revenue of $98.0 million and $91.6 million during the years ended December 31, 2021 and 2020, which amounts were included in contract liabilities at the beginning of the respective periods. These revenue amounts include $88.1 million and $85.0 million for the years ended December 31, 2021 and 2020, respectively, related to advanced billings which become accounts receivable and contract liabilities on the first day of the respective service period.

Transaction Price Allocated to the Remaining Performance Obligation

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The estimated revenue does not include amounts of variable consideration that are constrained.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

	Net operating fees	Incentive fees	Other
2022	$123.6	$24.4	$1.5
2023	97.5	—	—
2024	86.6	—	—
2025	34.4	—	—
2026	34.4	—	—
Thereafter	162.5	—	—
Total	$539.0	$24.4	$1.5

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
(Dollars in millions, except per share data)
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

Movements in the allowance for credit losses are as follows:

	Year Ended December 31,
	2021	2020
Beginning balance	$3.8	$2.8
Cumulative effect of ASC 326 adoption	—	1.1
Provision (recoveries)	0.7	0.6
EMS Disposition	—	(0.6)
Write-offs	(2.0)	(0.1)
Ending balance	$2.5	$3.8

8. Leases

The Company determines if an arrangement is a lease at inception. The Company has operating leases for corporate offices, operational facilities, global business services centers, and certain equipment. Operating leases with terms greater than one year at commencement are included in operating lease ROU assets and operating lease liabilities (current and non-current) on the Consolidated Balance Sheets.

Operating ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the incremental borrowing rate, determined based on the information available at the lease commencement date, is used in calculating the present value of lease payments. ROU assets also include any lease prepayments made and excludes any lease incentives. The Company's leases may include options to extend the lease term and the Company's determination of the likely lease term incorporates these options when it is reasonably certain that they will be exercised.

The Company elected to not separate lease and non-lease components for building and equipment leases. The Company will account for the lease and non-lease components, such as fixed service charges, as a single lease component. For leases with an initial term of 12 months or less, expense is recognized on a straight-line basis over the lease term.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
Leases have remaining lease terms of up to 12 years, some of which include options to extend the leases for up to 10 years. In circumstances where there are significant foreign tax incentives, the Company has determined it to be reasonably certain to exercise the renewal options. The Company subleases certain office spaces to third parties.
The components of lease costs are as follows:

	Year Ended December 31,
	2021	2020
Operating lease cost	$15.8	$18.2
Sublease income	(2.3)	(2.2)
Total lease cost	$13.5	$16.0

The following table summarizes the supplemental information related to operating leases:

	Year Ended December 31,
	2021	2020
Weighted average remaining lease term	7 years	7 years
Weighted average incremental borrowing rate	8.10%	8.94%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$22.8	$20.7
ROU assets obtained in exchange for operating lease obligations	20.3	3.3

The Company presents all non-cash charges related to any modification or reassessment events triggering remeasurement, and obtaining new leases for non-cash consideration that result in adjustments to the lease liability or ROU asset as non-cash transactions. During 2021, the Company modified real estate leases, significantly reducing the lease terms, resulting in a reduction of ROU assets and lease liabilities of $13.7 million and $15.4 million, respectively.

Maturities of lease liabilities as of December 31, 2021 are as follows:

Operating Leases
2022	$17.1
2023	12.2
2024	12.2
2025	12.3
2026	9.9
Thereafter	25.0
Total	88.7
Less:
Imputed interest	21.8
Present value of lease liabilities	$66.9

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
9. Customer Liabilities

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
Customer liabilities consist of the following:

	December 31, 2021	December 31, 2020
Accrued service costs, current	$32.3	$12.2
Collections payable to clients, current	3.0	4.6
Refund liabilities, current	3.8	2.9
Deferred revenue (contract liabilities), current	10.3	12.3
Current portion of customer liabilities (1)	49.4	32.0
Deferred revenue (contract liabilities), non-current	18.7	16.3
Non-current portion of customer liabilities (1)	18.7	16.3
Total customer liabilities	$68.1	$48.3

(1) Current and non-current portion of customer liabilities include amounts for a related party. See Note 19, Related Party Transactions, for further discussion.

10. Debt

The carrying amounts of debt consist of the following:

	December 31, 2021	December 31, 2020
Senior Revolver (1)	$80.0	$70.0
Senior Term Loan	695.6	484.6
Unamortized discount and issuance costs	(3.2)	(2.6)
Total debt	772.4	552.0
Less: Current maturities	(17.5)	(32.3)
Total long-term debt	$754.9	$519.7
(1) As of December 31, 2021, the Company had $80.0 million in borrowings, $0.5 million letters of credit outstanding, and $369.5 million of availability under the senior secured revolving credit facility (“Senior Revolver”).

Amended and Restated Senior Secured Credit Facilities

On June 26, 2019, the Company and certain of its subsidiaries entered into a senior credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and the lenders named therein, for the a senior secured credit facility consisting of a $325.0 million senior secured term loan facility and a $100.0 million senior secured revolving credit facility. An incremental term loan was drawn on April 1, 2020 which provided an additional $191.1 million.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
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

Borrowings under the Senior Secured Credit Facilities bear interest, at the Company’s option, at: (i) an Alternate Base Rate (“ABR”) equal to the greater of (a) the prime rate of Bank of America, N.A., (b) the federal funds rate plus 0.50% per annum, and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus between 0.25% and 1.25% dependent on the Company's net leverage ratio (provided that the Eurodollar rate applicable to the Senior Term Loan shall not be less than 0.00% per annum); or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the Senior Term Loan shall not be less than 0.00% per annum), plus between 1.25% and 2.25%, dependent on the Company's net leverage ratio. The interest rate as of December 31, 2021 was 2.10%. The Company is also required to pay an unused commitment fee to the lenders under the Senior Revolver at a rate between 0.20% and 0.40% of the average daily unutilized commitments thereunder dependent on the Company's net leverage ratio.

The A&R Credit Agreement requires the Company to make mandatory prepayments, subject to certain exceptions, with: (i) 100% of net cash proceeds of all non-ordinary course assets sales or other dispositions of property or casualty events, subject to certain exceptions and thresholds and (ii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the A&R Credit Agreement.

The A&R Credit Agreement contains a number of financial and non-financial covenants. The Company was in compliance with all of the covenants in the A&R Credit Agreement as of December 31, 2021. The obligations under the A&R Credit Agreement are secured by a pledge of 100% of the capital stock of certain domestic subsidiaries owned by the Company and a security interest in substantially all of the Company’s tangible and intangible assets and the tangible and intangible assets of certain domestic subsidiaries.

Debt Maturities

Scheduled maturities of the Company's long-term debt for each of the five years succeeding December 31, 2021 and thereafter are summarized as follows:

Scheduled Maturities
2022	$17.5
2023	21.9
2024	35.0
2025	35.0
2026	666.2
Total	$775.6

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
11. Derivative Financial Instruments

The Company actively manages the risk of changes in foreign currency exchange rates and change in interest rates through non-deliverable foreign currency forward contracts and interest rate swap contracts traded in over-the-counter markets governed by International Swaps and Derivatives Association, Inc. (ISDA) agreements. Positions are monitored using techniques such as market value and sensitivity analyses. The Company does not enter into derivative transactions for speculative purposes.

The change in fair value of a hedging instrument is recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity and is reclassified into either cost of services or interest expense in the consolidated statement of operations and comprehensive income during the period in which the hedged transaction impacts earnings. Fair values for derivative financial instruments are based on prices computed using third-party valuation models and are classified as Level 2 in accordance with the three-level hierarchy of fair value measurements.

The Company utilizes cash flow hedges to manage its currency risk arising from its global delivery resources. As of December 31, 2021, the Company has recorded $1.7 million of unrealized gains in accumulated other comprehensive income related to foreign currency hedges. The Company estimates that $1.7 million of gains reported in accumulated other comprehensive income are expected to be reclassified into earnings within the next 12 months. Amounts reclassified into cost of services were a net gain of $1.4 million and a net loss of $0.8 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company's foreign currency forward contracts have maturities extending no latter than December 30, 2022, and had total notional amounts of $84.3 million. As of December 31, 2020, the total notional amount of the Company’s foreign currency forward contracts was $55.9 million.

The Company also utilizes cash flow hedges to reduce variability in interest cash flows from its outstanding debt. As of December 31, 2021, the Company has recorded $0.7 million of unrealized losses in accumulated other comprehensive income related to interest rate swaps. The Company estimates that $0.7 million of losses reported in accumulated other comprehensive income are expected to be reclassified into earnings within the next 8 months. Amounts reclassified into interest expense were a net loss of $1.5 million and $1.4 million for the years ended December 31, 2021 and 2020. As of December 31, 2021, the Company's interest rate swaps extend no later than August 31, 2022 and had total notional amounts of $100.0 million. As of December 31, 2020, the total notional amount of the Company’s interest rate swaps was $200.0 million.

The Company classifies cash flows from its derivative programs as cash flows from operating activities in the consolidated statements of cash flows. As of December 31, 2021, the Company held no derivatives, or non-derivative hedging instruments, that were designated in fair value or net investment hedges.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
12. Stockholders’ Equity
Preferred Stock and Warrants
As of December 31, 2021 and 2020, the Company had 5,000,000 shares of authorized preferred stock, each with a par value of $0.01. The preferred stock may be issued from time to time in one or more series. The Board of Directors of the Company (“Board”) is authorized to determine the rights, preferences, privileges, and restrictions of the Company’s authorized but unissued shares of preferred stock. On February 16, 2016, at the close of the Transaction, the Company issued to TCP-ASC ACHI Series LLLP (“TCP-ASC” or the “Investor”), a limited liability limited partnership jointly owned by Ascension Health Alliance and investment funds affiliated with TowerBrook: (i) 200,000 shares of its 8.00% Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock” or “Preferred Stock”), for an aggregate price of $200 million and (ii) an exercisable warrant to acquire up to 60 million shares of its common stock with an exercise price of $3.50 per common share and a term of ten years. The Series A Preferred Stock was immediately convertible into shares of common stock. As of December 31, 2021 and December 31, 2020, the Company had zero and 288,497 shares of Series A Preferred Stock outstanding, respectively. The Series A Preferred Stock was converted to common stock on January 15, 2021. See Note 16, 8.00% Series A Convertible Preferred Stock, for additional information.
On January 23, 2018, the Company issued an exercisable warrant to acquire up to 1.5 million shares of its common stock with an exercise price of $6.00 per common share to IHC Health Services, Inc (“Intermountain”).
As of December 31, 2021 and 2020, 42.0 million and 61.5 million total warrants, respectively, were outstanding for the Investor and Intermountain.
Common Stock
Each outstanding share of the Company's common stock, par value $0.01 per share (“common stock”), is entitled to one vote per share on all matters submitted to a vote by shareholders. Subject to the rights of any preferred stock which may from time to time be outstanding, the holders of outstanding shares of common stock are entitled to receive dividends and, upon liquidation or dissolution, are entitled to receive pro rata all assets legally available for distribution to stockholders. No dividends were declared or paid on the common stock during 2021 or 2020.
Treasury Stock
On November 13, 2013, the Board authorized a repurchase of up to $50.0 million of the Company’s common stock in the open market or in privately negotiated transactions (the “2013 Repurchase Program”). Between October 1, 2021 and October 27, 2021, the Company finalized authorized repurchases under the 2013 Repurchase Program. On October 22, 2021, the Board adopted a new repurchase program and authorized the repurchase of up to $200.0 million of our common stock from time to time in the open market or in privately negotiated transactions (the “2021 Repurchase Program”). On January 9, 2022, the Board increased the authorization under the 2021 Repurchase Program to an aggregate amount of up to $500.0 million. The timing and amount of any shares repurchased under the 2021 Repurchase Program will be determined by our management based on its evaluation of market conditions and other factors. The 2021 Repurchase Program may be suspended or discontinued at any time at the sole discretion of the Board. Any repurchased shares will be available for use in connection with the Company’s stock plans and for other corporate purposes. The Company funds the repurchases from cash on hand. During the years ended December 31, 2021 and 2020, 2,629,257 and zero shares were repurchased, respectively. No shares have been retired. As of December 31, 2021 and 2020, the Company held in treasury 7,950,650 and 5,321,393 shares of repurchased stock, respectively.

Treasury stock also includes repurchases of Company stock related to employees’ tax withholding upon vesting of restricted shares. For the years ended December 31, 2021 and 2020, the Company repurchased 796,908 and 2,882,255 shares related to employees’ tax withholding upon vesting of restricted shares, respectively. See Note 13, Share-Based Compensation, for additional information.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

13. Share-Based Compensation
The Company maintains two stock incentive plans: the Amended and Restated Stock Option Plan (the “2006 Plan”) and the Third Amended and Restated Stock 2010 Incentive Plan (the “2010 Amended Plan”, together with the 2006 Plan, the “Plans”). In December 2016, the Company's stockholders approved the Second Amended and Restated 2010 Stock Incentive Plan, which authorized the issuance of an additional 17 million shares of the Company's common stock pursuant to awards. On May 20, 2021, the Company’s stockholders approved the Third Amended and Restated 2010 Stock Incentive Plan, which amended and restated the Company’s Second Amended and Restated 2010 Stock Incentive Plan and authorized the issuance of an additional 9.6 million shares of the Company’s common stock pursuant to awards.
Under the Plans, the Company is authorized to issue up to a maximum of 55,974,756 shares of common stock. This number includes any shares that remained available for issuance under the 2006 Plan as of the date of the IPO and any shares subject to awards that were outstanding under the 2006 Plan as of the date of the IPO that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company without the issuance of shares thereunder. The Company will not make any further grants under the 2006 Plan. The 2010 Amended Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, Restricted Stock Awards (“RSAs”), RSUs, and other share-based awards. As of December 31, 2021, 11,300,381 shares were available for future grants of awards under the 2010 Amended Plan. To the extent that previously granted awards under the 2006 Plan or 2010 Amended Plan expire, terminate or are otherwise surrendered, canceled or forfeited, the number of shares available for future awards under the 2010 Amended Plan will increase.
Under the terms of the Plans, all stock options will expire if they are not exercised within ten years of their grant date. Generally all employee options, RSAs, and RSUs vest ratably between one and four years.
For the years ended December 31, 2021, 2020, and 2019, the Company recognized $12.7 million, $37.3 million, and $8.2 million, respectively, of income tax benefit from windfalls associated with vesting and exercises of equity awards
The Company uses the Black-Scholes option pricing model to estimate the fair value of its service-based options as of their grant dates. The Company assesses current performance on performance-based PBRSUs by reviewing historical performance to date, along with any adjustments which have been approved to the reported performance, and changes to the projections to determine the probable outcome of the awards. The current estimates are then compared to the scoring metrics and any necessary adjustments are reflected in the current period to update share-based compensation expense to the current performance expectations.
The following table sets forth the significant assumptions used in the calculation of share-based compensation expense during 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
Expected dividend yield	—%	—%	—%
Risk-free interest rate	0.4% to 1.0%	0.3% to 1.7%	1.5% to 2.5%
Expected volatility	43%	43%	40% to 45%
Expected term (in years)	5.5	5.5	2.0 to 5.5
Total share-based compensation costs that have been included in the Company’s consolidated statements of operations were as follows:

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

	Year Ended December 31,
	2021	2020	2019
Share-Based Compensation Expense Allocation Details:
Cost of services	$44.2	$9.9	$6.1
Selling, general and administrative	30.1	14.1	12.3
Other	—	0.1	0.2
Total share-based compensation expense (1)	$74.3	$24.1	$18.6
(1) In addition to the share-based compensation expense recorded above, $0.6 million, $0.1 million, and $0.2 million of share-based compensation expense was capitalized to deferred contract costs for the years ended December 31, 2021, 2020, and 2019, respectively. See Note 2, Summary of Significant Accounting Policies, for further discussion.
Stock options
The following table sets forth a summary of all option activity under all plans for the years ended December 31, 2021, 2020, and 2019:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2019	13,884,470	$5.36	6.6	$49.2
Granted	52,986	10.06
Exercised	(2,640,897)	5.20
Canceled/forfeited	(612,299)	2.55
Expired	(3,920)	12.98
Outstanding at December 31, 2019	10,680,340	$5.59	5.5	$81.1
Granted	80,425	11.18
Exercised	(3,156,154)	6.13
Canceled/forfeited	(169,420)	3.32
Expired	(1,214,220)	14.62
Outstanding at December 31, 2020	6,220,971	$3.68	5.7	$126.5
Granted	6,424	23.33
Exercised	(1,819,039)	4.39
Canceled/forfeited	(15,151)	5.98
Expired	(7,000)	27.08
Outstanding at December 31, 2021	4,386,205	$3.37	4.9	$97.0
Outstanding, vested and exercisable at December 31, 2019	7,868,280	$6.57	4.9	$52.5
Outstanding, vested and exercisable at December 31, 2020	5,230,690	$3.73	5.5	$106.2
Outstanding, vested and exercisable at December 31, 2021	4,365,759	$3.33	4.9	$96.7
The weighted-average grant date fair value of options granted during the years ended December 31, 2021, 2020, and 2019 was $9.34, $4.41, and $4.25 per share, respectively. The total intrinsic value of the options exercised in the years ended December 31, 2021, 2020, and 2019 was $38.2 million, $30.5 million, and $16.4 million, respectively. The total fair value of options vested during the years ended December 31, 2021, 2020, and 2019 was $1.4 million, $2.2 million, and $3.4 million, respectively.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
Restricted stock awards
As of December 31, 2019, all RSAs had fully vested. No new RSAs were granted in 2020 or 2021. The following table sets forth a summary of the activity during the year ended December 31, 2019:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested at January 1, 2019	1,095,544	$3.02
Vested	(1,094,336)	3.02
Forfeited	(1,208)	5.38
Outstanding and unvested at December 31, 2019	—	$—
The total fair value of RSAs vested during the year ended December 31, 2019 was $3.3 million. The Company’s RSA agreements allowed employees to deliver to the Company shares of stock upon vesting of their RSAs in lieu of their payment of the required personal employment-related taxes. The Company does not withhold taxes in excess of maximum required statutory requirements. During the year ended December 31, 2019, employees delivered to the Company 380,564 shares of stock, which the Company recorded at a cost of approximately $3.8 million.
Forfeited and canceled RSAs are added to treasury stock. For the year ended December 31, 2019, 1,208 shares were added to treasury stock due to canceled RSAs.
Restricted stock units and performance-based restricted stock units
The following table sets forth a summary of all RSU and PBRSU activity during the years ended December 31, 2021, 2020, and 2019:

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

			Weighted- Average Grant Date Fair Value
	RSUs	PBRSUs	RSU	PBRSU
Outstanding and unvested at January 1, 2019	1,126,681	4,610,448	$4.50	$4.26
Granted	830,668	1,282,797	10.60	9.99
Performance factor adjustment	—	463,408	—	2.06
Vested	(422,770)	(1,390,223)	4.07	2.06
Forfeited	(161,223)	(846,994)	7.00	5.08
Outstanding and unvested at December 31, 2019	1,373,356	4,119,436	$8.03	$6.37
Granted	1,588,120	1,637,581	10.29	13.25
Performance factor adjustment	—	3,879,186	—	14.72
Vested	(504,708)	(6,344,151)	6.74	13.11
Forfeited	(348,321)	(374,981)	9.09	6.66
Outstanding and unvested at December 31, 2020	2,108,447	2,917,071	$9.87	$11.35
Granted	2,251,167	1,071,431	24.35	25.36
Performance factor adjustment	—	101,937	—	9.81
Vested	(1,739,847)	(586,071)	19.14	7.67
Forfeited	(401,116)	(301,355)	15.48	13.55
Outstanding and unvested at December 31, 2021	2,218,651	3,203,013	$16.28	$16.45

Shares surrendered for taxes for year ended December 31, 2021	571,182	225,726
Cost of shares surrendered for taxes for the year ended December 31, 2021 (in millions)	13.5	5.6
Shares surrendered for taxes for the year ended December 31, 2020	141,331	2,740,924
Cost of shares surrendered for taxes for the year ended December 31, 2020 (in millions)	1.4	64.2
Shares surrendered for taxes for the year ended December 31, 2019	109,112	483,627
Cost of shares surrendered for taxes for the year ended December 31, 2019 (in millions)	1.1	6.1
The Company's RSU and PBRSU agreements allow employees to surrender to the Company shares of common stock upon vesting of their RSUs and PBRSUs in lieu of their payment of the required personal employment-related taxes. Shares surrendered for payment of personal employment-related taxes are held in treasury.

Outstanding PBRSUs vest upon satisfaction of both time-based and performance-based conditions. Depending on the award, performance condition targets may include cumulative adjusted EBITDA, end-to-end RCM agreement growth, scored revenue growth, or other specific performance factors. Depending on the percentage level at which the performance-based conditions are satisfied, the number of shares vesting could be between 0% and 200% of the number of PBRSUs originally granted. Based on the established targets, the maximum number of shares that could vest for all outstanding PBRSUs is 6,270,874.

14. Other expenses

For the years ended December 31, 2021, 2020, and 2019, other expenses consist of the following:

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

	Year Ended December 31,
	2021	2020	2019
Severance and related employee benefits (1)	$2.2	$6.4	$3.6
Strategic initiatives (2)	17.5	29.3	19.8
Customer employee transition and restructuring expenses (3)	4.9	(0.2)	3.0
Digital Transformation Office (4)	—	—	8.6
Facility-exit charges (5)	3.4	17.5	(0.2)
Other (6)	18.1	14.3	1.4
Total other expenses	$46.1	$67.3	$36.2

(1) Severance expense related to restructuring and business reorganization events.
(2) Costs related to evaluating, pursuing, and integrating acquisitions, performing portfolio and capital structure analyses and transactions, and other inorganic business projects as part of the Company’s growth strategy. Costs include vendor spend, employee time and expenses spent on activities, severance and retention amounts associated with integration activities, and changes to contingent consideration related to acquisitions. For the years ended December 31, 2021 and 2020, $2.2 million and $4.7 million of net contingent consideration changes were included, respectively. For the year ended December 31, 2019, there were no net contingent consideration changes.
(3) As part of the transition of customer personnel to the Company under certain operating partner model contracts, the Company has agreed to reimburse the customer, or directly pay affected employees, for severance and retention costs related to certain employees who will not be transitioned to the Company, or whose jobs will be relocated after the employee transitions to the Company.
(4) Project costs related to the Company's initial efforts to automate its transactional environment.
(5) As part of evaluating its footprint, the Company has exited certain leased facilities. Costs include asset impairment charges and other costs related to exited leased facilities.
(6) For the years ended December 31, 2021 and 2020, other includes $11.3 million and $10.9 million, respectively, of expenses related to the COVID-19 pandemic, inclusive of appreciation bonuses for the Company’s front-line employees, pandemic response mobilization efforts, telemedicine and testing costs for employees, and other costs related to the COVID-19 pandemic.

15. Income Taxes
The domestic and foreign components of income before income taxes consist of the following:

	Year Ended December 31,
	2021	2020	2019
Domestic	$110.1	$99.4	$5.0
Foreign	16.7	19.0	4.8
Total income before income taxes	$126.8	$118.4	$9.8
For the years ended December 31, 2021, 2020, and 2019, the Company’s current and deferred income tax expense (benefit) attributable to income from operations are as follows:

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

	Current	Deferred	Total
Year Ended December 31, 2019
U.S. Federal	$(0.3)	$(2.2)	$(2.5)
State & Local	0.7	(0.9)	(0.2)
Foreign	2.5	(2.0)	0.5
	$2.9	$(5.1)	$(2.2)
Year Ended December 31, 2020
U.S. Federal	$0.2	$(0.3)	$(0.1)
State & Local	—	1.0	1.0
Foreign	2.4	(2.0)	0.4
	$2.6	$(1.3)	$1.3
Year Ended December 31, 2021
U.S. Federal	$(0.1)	$21.7	$21.6
State & Local	3.4	—	3.4
Foreign	3.0	1.6	4.6
	$6.3	$23.3	$29.6
Reconciliation of the difference between the effective tax rate and the statutory U.S. federal income tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory tax rate	21%	21%	21%
Change in income tax rate resulting from:
State and local income taxes, net of federal tax benefits	2%	1%	(2)%
Additional tax on foreign source income	3%	3%	18%
Share-based compensation	(8)%	(24)%	(71)%
Non-deductible expense	5%	13%	24%
Gain on sale	—%	(11)%	—%
Other	—%	(2)%	(12)%
Effective tax rate	23%	1%	(22)%
The following table sets forth the Company’s net deferred tax assets as of December 31, 2021 and 2020:

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

	As of December 31,
	2021	2020
Deferred tax assets and liabilities:
Net operating loss carryforwards	$54.7	$81.6
Share-based compensation	12.2	8.6
Accrued bonus	8.5	1.4
Advanced billing revenue	7.2	6.4
Alternative minimum tax	6.4	5.2
Interest expense limitation	0.1	5.6
Deferred rent liabilities	19.3	21.3
Deferred FICA liability	3.0	6.0
Other	12.3	10.7
Total gross deferred tax assets	123.7	146.8
Intangible assets	(41.7)	(41.7)
Fixed assets	(1.5)	(3.1)
Contract implementation costs	(8.7)	(7.0)
Foreign withholding tax	(4.2)	(0.7)
Deferred rent assets	(13.6)	(14.8)
Less valuation allowances	(6.4)	(5.8)
Net deferred tax assets	$47.6	$73.7
The above table includes a $4.2 million deferred tax liability for foreign withholding tax, which is included in other non-current liabilities on the Consolidated Balance Sheets as of December 31, 2021.
At December 31, 2021, the Company had cumulative U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $206.8 million and $217.1 million, respectively, which are available to offset U.S. federal and state taxable income in future periods. These amounts include net operating losses acquired through acquisitions which are subject to Section 382 of the Internal Revenue Code. The general limitation rules allow the Company to utilize the net operating losses subject to an annual limitation that is determined by multiplying the federal long-term tax-exempt rate by the Company’s value immediately before the ownership change. The federal net operating losses will start to expire in 2022.

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

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
The Company has recorded valuation allowances at December 31, 2021 and 2020 of $6.4 million and $5.8 million, respectively, based on its assessment that it is more likely than not that a portion of the Company’s separate state income tax net operating loss will not be realized because the Company no longer has business activities in that state, or where the activity level has decreased to such a level where the Company believes the NOL will not be realized. The December 31, 2021 valuation allowance includes $3.5 million attributable to research and development credits and $2.2 million for a capital loss.
The 2021, 2020, and 2019 foreign current tax provision includes $3.0 million, $2.4 million, and $1.9 million, respectively, for income taxes arising from the pre-tax income of the Company’s India subsidiaries. The tax provisions are net of the impact of a tax holiday in India. The Company’s benefits from this tax holiday were $4.7 million, $4.3 million, and $2.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. The tax holidays are set to expire between March 31, 2024 and March 31, 2027.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company’s unrecognized tax benefits as of December 31, 2021, 2020, and 2019 were not material.
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
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. U.S. federal income tax returns for 2018 and all subsequent years are currently open for examination. State jurisdictions vary for open tax years. The statute of limitations for most states ranges from three to six years. Certain income tax returns since fiscal year 2009 for the Company’s India subsidiaries are currently open for final determination.

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

On January 15, 2021, the Investor converted all of its 294,266 shares of Preferred Stock into 117,706,400 shares of common stock of the Company into which the shares were convertible pursuant to the Certificate of Designation of the Preferred Stock, and, in consideration therefor, the Company (i) issued 21,582,800 additional shares of common stock to the Investor, and (ii) paid the Investor $105.0 million in cash. On January 19, 2021, the Company filed a Certificate of Elimination of 8.00% Series A Convertible Preferred Stock with the Secretary of State of the State of Delaware to eliminate the Certificate of Designations of the 8.00% Series A Convertible Preferred Stock. The consideration paid to induce the conversion was recorded as a dividend of $592.3 million and reduced income available to common shareholders in our earnings per share calculation. The dividend was calculated as the cash paid of $105.0 million plus the fair value on the conversion date of the additional 21,582,800 shares of common stock issued as consideration for the conversion.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
Dividend Rights

The holders of the Preferred Stock were entitled to receive cumulative dividends January 1, April 1, July 1, and October 1 of each year (dividend payment dates), which commenced on April 1, 2016, at a rate equal to 8% per annum (preferred dividend) multiplied by the liquidation preference per share, initially $1,000 per share adjusted for any unpaid cumulative preferred dividends. As of December 31, 2020, the Company had accrued dividends of $5.8 million associated with the Preferred Stock, of which $5.8 million was paid in additional shares and $940 was paid in cash in January 2021. For the year ended December 31, 2020, the dividends paid, or accrued, in additional shares of Preferred Stock totaled $22.4 million.

The following summarizes the Preferred Stock activity for the years ended December 31, 2021, 2020, and 2019:

	Preferred Stock
	Shares Issued and Outstanding	Carrying Value
Balance at January 1, 2019	246,233	$208.4
Dividends paid/accrued dividends	20,296	20.7
Balance at December 31, 2019	266,529	$229.1
Dividends paid/accrued dividends	21,968	22.4
Balance at December 31, 2020	288,497	$251.5
Dividends paid/accrued dividends	5,769	—
Conversion of Preferred Stock	(294,266)	(251.5)
Balance at December 31, 2021	—	$—

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
Diluted net income per share is calculated using the more dilutive of the if-converted or the two-class method. For the years ended December 31, 2021, 2020, and 2019, the two-class method was more dilutive and was computed by adjusting the denominator used in the basic net income per share computation by potentially dilutive securities outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, shares issuable upon vesting of RSUs and PBRSUs, and shares issuable upon conversion of preferred stock.
Basic and diluted net income (loss) per common share are calculated as follows:

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

	Year Ended December 31,
	2021	2020	2019
Basic EPS:
Net income	$97.2	$117.1	$12.0
Less dividends on preferred shares (1)	(592.3)	(22.4)	(20.7)
Less income allocated to preferred shareholders	—	(47.3)	—
Net income (loss) available/(allocated) to common shareholders - basic	$(495.1)	$47.4	$(8.7)
Diluted EPS:
Net income	$97.2	$117.1	$12.0
Less dividends on preferred shares (1)	(592.3)	(22.4)	(20.7)
Less income allocated to preferred shareholders	—	(37.7)	—
Net income (loss) available/(allocated) to common shareholders - diluted	$(495.1)	$57.0	$(8.7)
Basic weighted-average common shares	266,183,565	115,729,645	111,505,993
Add: Effect of dilutive equity awards	—	12,731,424	—
Add: Effect of dilutive warrants	—	46,112,201	—
Diluted weighted average common shares	266,183,565	174,573,270	111,505,993
Net income (loss) per common share (basic)	$(1.86)	$0.41	$(0.08)
Net income (loss) per common share (diluted)	$(1.86)	$0.33	$(0.08)
(1) The 2021 dividend on preferred shares includes amounts related to the conversion of the preferred shares. See Note 16, 8.00% Series A Convertible Preferred Stock, for more information.
Because of their anti-dilutive effect, 12,875,730, 97,244, 21,262,959 common share equivalents comprised of stock options, PBRSUs, and RSUs have been excluded from the diluted earnings per share calculation for the years ended December 31, 2021, 2020, and 2019, respectively. Additionally, for the years ended December 31, 2021 and 2019, warrants to acquire up to 42.0 million and 61.5 million shares, respectively, of the Company's common stock have been excluded from the diluted earnings per share calculation because they are anti-dilutive.
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

On April 13, 2021 and April 19, 2021, respectively, certain purported stockholders of the Company filed two complaints in the Delaware Court of Chancery regarding the Company’s January 15, 2021 recapitalization transaction with TCP-ASC. Both complaints allege that TCP-ASC, Ascension, and TowerBrook controlled the Company and breached their fiduciary duties by using that alleged control to force the Company to overpay in redeeming TCP-ASC’s preferred stock as part of the recapitalization transaction. The plaintiffs seek an unspecified amount of damages against TCP-ASC, Ascension, and TowerBrook. The plaintiffs also allege that the Company and TCP-ASC entered into amendments to the Investor Rights Agreement that the plaintiffs contend contain provisions that are void under the Company’s charter, bylaws, and the Delaware General Corporation Law. The plaintiffs seek a declaratory judgment that these amendments are invalid, as well as attorneys’ fees and costs. The Company believes that it has meritorious defenses to all claims against the Company and intends to vigorously defend itself against these claims.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
In May 2016, the Company was served with a False Claims Act case brought by a former emergency department service associate who worked at a hospital of one of the Company’s customers, MedStar Inc.’s Washington Hospital Center (“WHC”), along with WHC and three other hospitals that were PAS clients and a place holder, John Doe hospital, representing all PAS customers (U.S. ex rel. Graziosi vs. Accretive Health, Inc. et. al.), and seeking money damages, False Claims Act penalties, and plaintiff’s attorneys’ fees. The Third Amended Complaint alleges that the Company’s PAS business violates the federal False Claims Act. The case was originally filed under seal in 2013 in the federal district court in Chicago, was presented to the U.S. Attorney in Chicago, and the U.S. Attorney declined to intervene. The Company believes that it has meritorious defenses to all claims in the case and intends to vigorously defend itself against these claims. Both the Company’s and plaintiff’s motions for summary judgment were denied in December 2020, and the parties have completed damage and expert discovery. Additional dispositive motions are expected to extend through 2022, with trial, if necessary, in June 2023.

19. Related Party Transactions
As a result of the closing of the Transaction with Ascension Health Alliance on February 16, 2016 and Ascension Health Alliance's ownership interest in the Investor, Ascension became a related party to the Company. This note, encompasses transactions between Ascension and its affiliates, including AMITA Health, and the Company pursuant to the A&R MPSA, including all supplements, amendments, and other documents entered into in connection therewith. See Note 1, Description of Business, and Note 16, 8.00% Series A Convertible Preferred Stock, for further discussion about the agreements with Ascension.
Net services revenue from services provided to Ascension, as well as corresponding accounts receivable and customer liabilities are presented in the Consolidated Statements of Operations and Comprehensive Income and the Consolidated Balance Sheets. Customer liabilities for Ascension consist of the following:

	December 31, 2021	December 31, 2020
Accrued service costs, current	$4.2	$9.1
Collections payable to clients, current	0.6	—
Refund liabilities, current	0.6	0.6
Deferred revenue (contract liabilities), current	2.5	5.6
Current portion of customer liabilities	7.9	15.3

Deferred revenue (contract liabilities), non-current	15.4	16.3
Non-current portion of customer liabilities	15.4	16.3
Total customer liabilities	$23.3	$31.6
Since Ascension is the Company's largest customer, a significant percentage of the Company's cost of services is associated with providing services to Ascension. However, due to the nature of the Company's global business services and information technology operations, it is impractical to assign the dollar amount associated with services provided to Ascension.

On May 27, 2021 and May 28, 2021, the Company issued 16,750,000 shares of common stock to TCP-ASC upon the cashless exercise of a portion of the Warrant to purchase 19,535,145 shares of common stock at an exercise price of $3.50 per share based upon a market value of $24.54 to $24.64 per share as determined under the terms of the Warrant.

Related party subordinated notes, along with a $2.2 million prepayment penalty, were repaid upon execution of the Credit Agreement on June 26, 2019. For the year ended December 31, 2019, $7.2 million of interest expense was attributable to related parties.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
20. Segments and Customer Concentrations
The Company has determined that it has a single operating segment in accordance with the way that management operates and views the business. All of the Company’s significant operations are organized around the single business of providing end-to-end management services of revenue cycle operations for U.S.-based healthcare providers. Accordingly, for purposes of segment disclosures, the Company has only one operating and reportable segment.
Customers comprising greater than 10% of net services revenue are as follows:

	Year Ended December 31,
Customer Name	2021	2020	2019
Ascension and its affiliates	61%	64%	67%
Intermountain Healthcare	14%	14%	15%
The loss of customers within the Ascension health system or Intermountain network would have a material adverse impact on the Company’s operations.
As of December 31, 2021 and 2020, the Company had a concentration of credit risk of customers affiliated with Ascension accounting for 17% and 25% of accounts receivable, respectively. See Note 19, Related Party Transactions, for more information about the Company’s relationship with Ascension.
21. Retirement Plan

The Company maintains 401(k) retirement plans that are intended to be tax-qualified defined contribution plans under Section 401(k) of the Internal Revenue Code. In general, all employees are eligible to participate. In conjunction with acquisitions, the company may integrate or maintain the acquiree’s 401(k) plan.

For the years ended December 31, 2021, 2020, and 2019, Company contributions to the 401(k) plans were $9.1 million, $3.6 million, and $8.3 million, respectively.

In response to the COVID-19 pandemic, the Company announced several temporary cost reduction actions, including the suspension of matching contributions to the 401(k) plans effective May 29, 2020 for exempt associates and June 5, 2020 for hourly associates. However, participants were able to continue making salary deferral contributions to the 401(k) plans. The 401(k) match was reinstated on a prospective basis for both plans effective as of the first paycheck in January 2021.

22. Supplemental Financial Information

Prepaid expenses and other current assets is comprised of the following:

	December 31, 2021	December 31, 2020
Acquisition and disposition contingent assets	$29.1	$19.5
Prepaid expenses	27.8	18.2
Deferred contract costs	3.7	4.5
Other current assets	16.6	17.2
Total prepaid expenses and other current assets	$77.2	$59.4

Accrued expenses and other current liabilities is comprised of the following:

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

	December 31, 2021	December 31, 2020
Accrued expenses	$33.8	$33.2
Acquisition deferred payments	12.5	22.0
Notes payable	8.3	1.9
Other current liabilities	4.5	2.6
Total accrued expenses and other current liabilities	$59.1	$59.7

23. Subsequent Event

Cloudmed Acquisition

On January 9, 2022, the Company entered into a definitive agreement to acquire Cloudmed, a leader in Revenue Intelligence™ solutions for healthcare providers, in exchange for shares of common stock equal to approximately 30% of the fully diluted shares of the Company as of the date of the agreement on a pro forma basis, after giving effect to the acquisition. The total consideration is expected to be approximately $4.1 billion, inclusive of approximately $857 million in net debt, based on the Company’s closing stock price on January 7, 2022.

The Company believes this transaction will enable the Company to further its ability to deliver transformative value to healthcare providers through a more fulsome platform of differentiated capabilities by creating a scaled leader across both end-to-end revenue cycle management and technology-driven revenue intelligence.

The transaction, which has been unanimously approved by the Boards of Directors of both companies, is expected to close in the second quarter of 2022, subject to approval of the stock issuance by the Company’s shareholders, the effectiveness of a registration statement on Form S-4, receipt of regulatory approvals and the satisfaction of other customary closing conditions.

Holding Company Reorganization

Immediately prior to the planned completion of the acquisition, the Company will implement a holding company reorganization, which will result in Project Roadrunner Parent Inc., a wholly-owned subsidiary of the Company (“New R1”), owning all of the capital stock of the Company (the “Holding Company Reorganization”). Pursuant to the Holding Company Reorganization, a newly formed entity and a direct, wholly owned subsidiary of New R1 and an indirect, wholly owned subsidiary of the Company, will merge with and into the Company, with the Company surviving as a direct, wholly owned subsidiary of New R1. Each share of the Company’s common stock issued and outstanding immediately prior to the Holding Company Reorganization will automatically be exchanged into an equivalent corresponding share of common stock of New R1, having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions as the corresponding share of Company common stock being converted. Accordingly, upon consummation of the Holding Company Reorganization, the Company’s current stockholders will become stockholders of New R1. The conversion will occur automatically without an exchange of stock certificates. If the acquisition is not completed, the Holding Company Reorganization will not occur.

Upon consummation of the Holding Company Reorganization, the directors and officers of New R1 will be the same individuals who are the directors and officers of the Company immediately prior to the Holding Company Reorganization.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
Debt Commitment Letters

Concurrently with the signing of the transaction agreement, the Company entered into a debt commitment letter, dated as of January 9, 2022, as amended and restated by the Amended and Restated Incremental Commitment
Letter, dated as of February 10, 2022 (the “Commitment Letter”) for (a) a $540 million senior secured incremental first lien term loan B facility (the “Incremental Term Loan B”), (b) a $500 million senior secured incremental first lien term loan A facility (the “Incremental Term Loan A”, and collectively with the Incremental Term Loan B, the “Incremental Term Loans”) and (c) a $150 million senior secured incremental first lien revolving facility (the “Incremental Revolving Loans”, and collectively with the Incremental Term Loans, the “Incremental Loans”), on terms generally consistent with R1’s existing term loans and revolving loans, subject to certain amendments set forth in the Commitment Letter, and including customary interest, maturity, amortization and prepayment provisions for an incremental term loan B facility of this nature. The proceeds of the Incremental Term Loans will be used, together with the Company’s cash on hand, to finance the transactions (including related fees and expense), and the Incremental Revolving Loans will be used for, but not limited to, working capital, general corporate purposes, and other permitted purposes.