Form 10-Q
period 2022-03-31
R1 RCM INC.
filed 2022-05-09
CIK 1472595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2022
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of May 5, 2022, the registrant had 279,704,879 shares of common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1.CONSOLIDATED FINANCIAL STATEMENTS

R1 RCM Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	(Unaudited)
	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$123.9	$130.1
Accounts receivable, net of $2.3 million and $2.4 million allowance	115.3	131.3
Accounts receivable, net of $0.1 million and $0.1 million allowance - related party	20.0	26.1
Prepaid expenses and other current assets	81.2	77.2
Total current assets	340.4	364.7
Property, equipment and software, net	95.0	94.7
Operating lease right-of-use assets	49.8	48.9
Non-current portion of deferred contract costs	24.5	23.4
Intangible assets, net	258.3	265.4
Goodwill	554.7	554.7
Non-current deferred tax assets	44.2	51.8
Other assets	69.4	45.7
Total assets	$1,436.3	$1,449.3
Liabilities
Current liabilities:
Accounts payable	$21.0	$17.7
Current portion of customer liabilities	32.7	41.5
Current portion of customer liabilities - related party	6.9	7.9
Accrued compensation and benefits	66.7	97.0
Current portion of operating lease liabilities	13.4	13.5
Current portion of long-term debt	17.5	17.5
Other accrued expenses	63.3	59.1
Total current liabilities	221.5	254.2
Non-current portion of customer liabilities	3.5	3.3
Non-current portion of customer liabilities - related party	15.3	15.4
Non-current portion of operating lease liabilities	57.4	53.4
Long-term debt	750.7	754.9
Other non-current liabilities	21.4	21.4
Total liabilities	1,069.8	1,102.6

Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 300,156,321 shares issued and 279,325,867 shares outstanding at March 31, 2022; 298,320,928 shares issued and 278,226,242 shares outstanding at December 31, 2021	3.0	3.0
Additional paid-in capital	639.1	628.5
Accumulated deficit	(34.9)	(64.3)
Accumulated other comprehensive loss	(6.6)	(5.3)
Treasury stock, at cost, 20,830,454 shares as of March 31, 2022; 20,094,686 shares as of December 31, 2021	(234.1)	(215.2)
Total stockholders’ equity	366.5	346.7
Total liabilities and stockholders’ equity	$1,436.3	$1,449.3
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In millions, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Net services revenue ($216.7 million and $215.5 million for the three months ended March 31, 2022 and 2021, from related party, respectively)	$385.7	$342.6
Operating expenses:
Cost of services	296.5	267.2
Selling, general and administrative	28.9	25.6
Other expenses	17.1	13.0
Total operating expenses	342.5	305.8
Income from operations	43.2	36.8
Net interest expense	4.7	3.9
Income before income tax provision	38.5	32.9
Income tax provision	9.1	7.1
Net income	$29.4	$25.8
Net income (loss) per common share:
Basic	$0.11	$(2.37)
Diluted	$0.09	$(2.37)
Weighted average shares used in calculating net income (loss) per common share:
Basic	278,747,261	239,290,145
Diluted	321,043,371	239,290,145
Consolidated statements of comprehensive income
Net income	$29.4	$25.8
Other comprehensive income (loss):
Net change on derivatives designated as cash flow hedges, net of tax	0.1	0.5
Foreign currency translation adjustments	(1.4)	(0.4)
Total other comprehensive income (loss), net of tax	$(1.3)	$0.1
Comprehensive income	$28.1	$25.9

Basic:
Net income	$29.4	$25.8
Less dividends on preferred shares	—	(592.3)
Net income (loss) available/allocated to common shareholders - basic	$29.4	$(566.5)
Diluted:
Net income	$29.4	$25.8
Less dividends on preferred shares	—	(592.3)
Net income (loss) available/allocated to common shareholders - diluted	$29.4	$(566.5)
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In millions, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	298,320,928	$3.0	(20,094,686)	$(215.2)	$628.5	$(64.3)	$(5.3)	$346.7
Share-based compensation expense	—	—	—	—	10.2	—	—	10.2
Issuance of common stock related to share-based compensation plans	1,757,955	—	—	—	—	—	—	—
Exercise of vested stock options	77,438	—	—	—	0.4	—	—	0.4
Acquisition of treasury stock related to share-based compensation plans	—	—	(727,768)	(18.7)	—	—	—	(18.7)
Repurchases of common stock	—	—	(8,000)	(0.2)	—	—	—	(0.2)
Net change on derivatives designated as cash flow hedges, net of tax of $0.0 million	—	—	—	—	—	—	0.1	0.1
Foreign currency translation adjustments	—	—	—	—	—	—	(1.4)	(1.4)
Net income	—	—	—	—	—	29.4	—	29.4
Balance at March 31, 2022	300,156,321	$3.0	(20,830,454)	$(234.1)	$639.1	$(34.9)	$(6.6)	$366.5
See accompanying notes to consolidated financial statements.

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	137,812,559	$1.4	(16,668,521)	$(139.2)	$393.7	$(161.5)	$(6.5)	$87.9
Share-based compensation expense	—	—	—	—	12.8	—	—	12.8
Issuance of common stock related to share-based compensation plans	6,497	—	—	—	—	—	—	—
Issuance of common stock	324,212	—	—	—	7.0	—	—	7.0
Exercise of vested stock options	539,795	—	—	—	3.5	—	—	3.5
Acquisition of treasury stock related to share-based compensation plans	—	—	(2,201)	—	—	—	—	—
Net change on derivatives designated as cash flow hedges, net of tax of $0.2 million	—	—	—	—	—	—	0.5	0.5
Foreign currency translation adjustments	—	—	—	—	—	—	(0.4)	(0.4)
Conversion of preferred shares	117,706,400	1.2	—	—	250.3	—	—	251.5
Inducement dividend	—	—	—	—	(592.3)	—	—	(592.3)
Issuance of common stock related to inducement	21,582,800	0.2	—	—	487.1	—	—	487.3
Net income	—	—	—	—	—	25.8	—	25.8
Balance at March 31, 2021	277,972,263	$2.8	(16,670,722)	$(139.2)	$562.1	$(135.7)	$(6.4)	$283.6
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net income	$29.4	$25.8
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	18.9	17.9
Amortization of debt issuance costs	0.3	0.3
Share-based compensation	10.1	12.7
Loss on disposal and right-of-use asset write-downs	2.0	0.6
Provision for credit losses	—	0.1
Deferred income taxes	7.3	4.9
Non-cash lease expense	3.2	2.9
Other	1.5	0.5
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	22.1	(7.3)
Prepaid expenses and other assets	(20.5)	(19.4)
Accounts payable	3.2	5.2
Accrued compensation and benefits	(27.5)	9.4
Lease liabilities	(2.1)	(4.1)
Other liabilities	1.7	(4.2)
Customer liabilities and customer liabilities - related party	(18.7)	0.7
Net cash provided by operating activities	30.9	46.0
Investing activities
Purchases of property, equipment, and software	(10.0)	(9.6)
Net cash used in investing activities	(10.0)	(9.6)
Financing activities
Repayment of senior secured debt	(4.4)	(6.5)
Inducement of preferred stock conversion	—	(105.0)
Exercise of vested stock options	0.4	4.4
Purchase of treasury stock	(0.6)	—
Shares withheld for taxes	(21.5)	—
Other	(0.1)	—
Net cash used in financing activities	(26.2)	(107.1)
Effect of exchange rate changes in cash, cash equivalents and restricted cash	(0.9)	(0.1)
Net decrease in cash, cash equivalents and restricted cash	(6.2)	(70.8)
Cash, cash equivalents and restricted cash, at beginning of period	130.1	174.8
Cash, cash equivalents and restricted cash, at end of period	$123.9	$104.0
Supplemental disclosures of cash flow information
Property, equipment and software purchases not paid	$23.3	$10.3
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

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
Basis of Presentation
The accompanying unaudited consolidated financial statements reflect the Company's financial position as of March 31, 2022, the results of operations of the Company for the three months ended March 31, 2022 and 2021, and the cash flows of the Company for the three months ended March 31, 2022 and 2021. These financial statements include the accounts of R1 RCM Inc. and its wholly-owned subsidiaries. All material intercompany amounts have been eliminated in consolidation. These financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial reporting and as required by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information, have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2022.
When preparing financial statements in conformity with GAAP, the Company makes a number of significant estimates, assumptions, and judgments in the preparation of the financial statements. Actual results could differ from those estimates. For a more complete discussion of the Company’s significant accounting policies and other information, the unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements included in the Company’s 2021 Form 10-K.
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

During 2021, the Company acquired the following business:

Company Name	Description of the Business	Description of the Acquisition
iVinci Partners, LLC d/b/a VisitPay (“VisitPay”)	Provider of digital payment solutions	Purchased all outstanding equity interests

During the three months ended March 31, 2022, there were no significant purchase accounting adjustments to the fair value of assets acquired or the liabilities assumed in connection with the VisitPay acquisition as disclosed in Note 3 of the Company’s 2021 Form 10-K.

In 2020, the Company purchased certain assets relating to the RevWorks services business from Cerner Corporation. In accordance with the purchase agreement, the Company paid the first deferred payment of $12.5 million in the third quarter of 2021. There is one remaining deferred payment of $12.5 million which is payable on the second anniversary of the closing date (August 2022), and is included in other accrued expenses on the Consolidated Balance Sheets as of March 31, 2022.

The two deferred payments related to the RevWorks acquisition are contractual obligations of the Company; however, they are potentially effectively refundable to the Company if certain RevWorks customer revenue targets defined in the purchase agreement for the first two years following the acquisition are not achieved. At the time of the acquisition, the Company recorded an asset for the fair value of the contingently returnable consideration of $22.3 million. During 2021, the Company updated the contingently returnable consideration to $25.0 million, with the change being recorded as a component of other expenses and interest expense. The full amount is included in prepaid expenses and other current assets on the Consolidated Balance Sheets as of March 31, 2022.

Pro Forma Results

The following table summarizes, on a pro forma basis, the combined results of the Company as though the VisitPay acquisition had occurred as of January 1, 2020. These pro forma results are not necessarily indicative of the actual consolidated results had the VisitPay acquisition occurred as of January 1, 2020 or of the future consolidated operating results for any period. Pro forma results are:

Three Months Ended March 31, 2021
Net services revenue	$346.0
Net income	$23.4

Adjustments were made to earnings to adjust depreciation and amortization to reflect the fair value of identified assets acquired, to record the effects of extinguishing the debt of VisitPay and replacing it with the debt of the Company, to adjust timing of acquisition related costs incurred by the Company, and to record the income tax effect of these adjustments.

3. Revenue Recognition
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

Disaggregation of Revenue

In the following table, revenue is disaggregated by source of revenue:

	Three Months Ended March 31,
	2022	2021
Net operating fees	$322.8	$286.1
Incentive fees	30.2	29.0
Other (1)	32.7	27.5
Net services revenue	$385.7	$342.6

(1) Other revenue primarily consists of physician advisory services (“PAS”), practice management services, subscription revenue, and revenue related to Entri and VisitPay modular services.

Contract Balances

The following table provides information about contract assets and contract liabilities from contracts with customers:

	March 31, 2022	December 31, 2021
Contract assets	$1.9	$—
Contract liabilities	26.9	29.0

Contract assets and contract liabilities are included in other current assets and customer liabilities, respectively. The contract liabilities balance contains related party amounts, including $2.4 million and $2.5 million of current customer liabilities and $15.3 million and $15.4 million of non-current customer liabilities as of March 31, 2022 and December 31, 2021, respectively.

A receivable is recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are typically 30-60 days.

The Company recognized revenue of $89.0 million and $93.7 million during the three months ended March 31, 2022 and 2021, which amounts were included in contract liabilities on January 1 of the respective periods. These revenue amounts include $85.8 million and $88.1 million for the three months ended March 31, 2022 and 2021, respectively, related to advanced billings which become accounts receivable and contract liabilities on the first day of the respective service period.

Transaction Price Allocated to the Remaining Performance Obligation

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The estimated revenue does not include amounts of variable consideration that are constrained.

	Net operating fees	Incentive fees
Remainder of 2022	$86.6	$39.5
2023	88.7	—
2024	79.5	—
2025	31.4	—
2026	30.9	—
2027	29.5	—
Thereafter	114.1	—
Total	$460.7	$39.5

The amounts presented in the table above include variable fee estimates for the non-cancellable term of the Company's physician groups revenue cycle management (“RCM”) services contracts, fixed fees, and forecasted incentive fees. Fixed fees are typically recognized ratably as the performance obligation is satisfied and forecasted incentive fees are measured cumulatively over the contractually defined performance period.

Estimates of revenue expected to be recognized in future periods exclude unexercised customer options to purchase services within the Company's PAS contracts that do not represent material rights to the customer.

The Company does not disclose information about remaining performance obligations with an original expected duration of one year or less and has elected an exemption to the disclosure requirements related to estimate variable consideration.

4. Debt

The carrying amounts of debt consist of the following:

	March 31, 2022	December 31, 2021
Senior Revolver (1)	$80.0	$80.0
Senior Term Loan	691.3	695.6
Unamortized discount and issuance costs	(3.1)	(3.2)
Total debt	768.2	772.4
Less: Current maturities	(17.5)	(17.5)
Total long-term debt	$750.7	$754.9

(1) As of March 31, 2022, the Company had $80.0 million in borrowings, $0.5 million letters of credit outstanding, and $369.5 million of availability under the Senior Revolver.

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

The interest rate as of March 31, 2022 was 2.21%.

The A&R Credit Agreement contains a number of financial and non-financial covenants. The Company was in compliance with all of the covenants in the A&R Credit Agreement as of March 31, 2022. The obligations under the A&R Credit Agreement are secured by a pledge of 100% of the capital stock of certain domestic subsidiaries owned by the Company and a security interest in substantially all of the Company’s tangible and intangible assets and the tangible and intangible assets of certain domestic subsidiaries.

5. Derivative Financial Instruments

The Company utilizes cash flow hedges to manage its currency risk arising from its global delivery resources. As of March 31, 2022, the Company has recorded $1.2 million of unrealized gains in accumulated other comprehensive income related to foreign currency hedges. The Company estimates that $1.2 million of gains reported in accumulated other comprehensive income are expected to be reclassified into earnings within the next 12 months. Amounts reclassified into cost of services were a net gain of $0.2 million and $0.4 million during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company’s currency forward contracts have maturities extending no later than March 31, 2023, and had total notional amounts of $80.4 million.

The Company also utilizes cash flow hedges to reduce variability in interest cash flows from its outstanding debt. As of March 31, 2022, the Company has recorded $0.2 million of unrealized losses in accumulated other comprehensive income related to interest rate swaps. The Company estimates that $0.2 million of losses reported in accumulated other comprehensive income are expected to be reclassified into earnings within the next 5 months. Amounts reclassified into interest expense were a net loss of $0.3 million and $0.5 million during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company’s interest rate swaps extend no later than August 31, 2022, and had total notional amounts of $100.0 million.

The Company classifies cash flows from its derivative programs as cash flows from operating activities in the consolidated statements of cash flows. Fair values for derivative financial instruments are based on prices computed using third-party valuation models and are classified as Level 2 in accordance with the three-level hierarchy of fair value measurements.

6. Share-Based Compensation

The share-based compensation expense relating to the Company’s stock options, restricted stock units (“RSUs”), and performance-based restricted stock units (“PBRSUs”) for the three months ended March 31, 2022 and 2021 was $10.1 million and $12.7 million, respectively, with related tax benefits of approximately $1.8 million and $2.2 million, respectively.

The Company accounts for forfeitures as they occur. Excess tax benefits and shortfalls for share-based payments are recognized in income tax expense (benefit) and included in operating activities. The Company recognized $2.5 million and $2.3 million of income tax benefit from windfalls associated with vesting and exercises of equity awards for the three months ended March 31, 2022 and 2021, respectively.
Total share-based compensation costs that have been included in the Company’s consolidated statements of operations were as follows:

	Three Months Ended March 31,
	2022	2021
Share-Based Compensation Expense Allocation Details:
Cost of services	$4.3	$7.3
Selling, general and administrative	5.8	5.4
Total share-based compensation expense	$10.1	$12.7
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

The following table sets forth the significant assumptions used in the Black-Scholes option pricing model and the calculation of share-based compensation expense for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Expected dividend yield	—%	—%
Risk-free interest rate	1.4%	0.4%
Expected volatility	43%	43%
Expected term (in years)	5.5	5.5
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
Stock options
A summary of the options activity during the three months ended March 31, 2022 is shown below:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2021	4,386,205	$3.37
Granted	1,424	25.70
Exercised	(77,438)	5.39
Canceled/forfeited	(3,750)	6.31
Expired	—	—
Outstanding at March 31, 2022	4,306,441	$3.34
Outstanding, vested and exercisable at March 31, 2022	4,293,696	$3.30
Outstanding, vested and exercisable at December 31, 2021	4,365,759	$3.33
Restricted stock units and performance-based restricted stock units
A summary of the RSU and PBRSU activity during the three months ended March 31, 2022 is shown below:

			Weighted- Average Grant Date Fair Value
	RSUs	PBRSUs	RSU	PBRSU
Outstanding and unvested at December 31, 2021	2,218,651	3,203,013	$16.28	$16.45
Granted	38,151	—	25.50	—
Performance factor adjustment	—	876,109	—	10.46
Vested	(5,737)	(1,752,218)	14.28	10.46
Forfeited	(39,862)	(2,832)	16.25	27.28
Outstanding and unvested at March 31, 2022	2,211,203	2,324,072	$16.44	$18.70

Shares surrendered for taxes for the three months ended March 31, 2022	2,198	725,570
Cost of shares surrendered for taxes for the three months ended March 31, 2022 (in millions)	$—	$18.7
Shares surrendered for taxes for the three months ended March 31, 2021	2,201	—
Cost of shares surrendered for taxes for the three months ended March 31, 2021 (in millions)	$—	$—
The Company's RSU and PBRSU agreements allow employees to surrender to the Company shares of common stock upon vesting of their RSUs and PBRSUs in lieu of their payment of the required personal employment-related taxes. Shares surrendered for payment of personal employment-related taxes are held in treasury.

Outstanding PBRSUs vest upon satisfaction of both time-based and performance-based conditions. Depending on the award, performance condition targets may include cumulative adjusted EBITDA, end-to-end RCM agreement growth, scored revenue growth, or other specific performance factors. Depending on the percentage level at which the performance-based conditions are satisfied, the number of shares vesting could be between 0% and 200% of the number of PBRSUs originally granted. Based on the established targets, the maximum number of shares that could vest for all outstanding PBRSUs is 4,512,992.
7. Other Expenses

Other expenses are incurred in connection with acquisition and integration costs, various exit activities, transformation initiatives, and organizational changes to improve our business alignment and cost structure. The following table summarizes the other expenses (income) recognized for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Severance and related employee benefits (1)	$—	$1.5
Strategic initiatives (2)	10.1	6.5
Customer employee transition and restructuring expenses (3)	(0.4)	—
Facility-exit charges (4)	4.8	1.5
Other (5)	2.6	3.5
Total other expenses	$17.1	$13.0
(1) Severance expense related to restructuring and business reorganization events.

(2) Costs related to evaluating, pursuing, and integrating acquisitions, performing portfolio and capital structure analyses and transactions, and other inorganic business projects as part of the Company’s growth strategy. Costs include vendor spend, employee time and expenses spent on activities, severance and retention amounts associated with integration activities, and changes to contingent consideration related to acquisitions. For the three months ended March 31, 2022, the balance also includes $3.1 million of costs related to establishing a global business services center in the Philippines.
(3) As part of the transition of customer personnel to the Company under certain operating partner model contracts, the Company has agreed to reimburse the customer, or directly pay affected employees, for severance and retention costs related to certain employees who will not be transitioned to the Company, or whose jobs will be relocated after the employee transitions to the Company.
(4) As part of evaluating its footprint, the Company has exited certain leased facilities. Costs include asset impairment charges, early termination fees, and other costs related to exited leased facilities.
(5) For the three months ended March 31, 2022 and 2021, other includes $0.5 million and $1.7 million, respectively, of expenses related to the COVID-19 pandemic.
8. Income Taxes

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

The Company recognized income tax expense for the three months ended March 31, 2022 on the year-to-date pre-tax income. The deviation from the federal statutory tax rate of 21% is primarily attributable to recognizing the provisions for state taxes, GILTI, non-deductible compensation, and discrete items.

The Company recognized income tax expense for the three months ended March 31, 2021 on the year-to-date pre-tax income. The deviation from the federal statutory tax rate of 21% is primarily attributable to recognizing the provisions for state taxes, GILTI, non-deductible compensation, and discrete items.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. U.S. federal income tax returns since 2018 are currently open for examination. State jurisdictions vary for open tax years. The statute of limitations for most states ranges from three to six years.

At December 31, 2021, the Company had gross deferred tax assets of $123.7 million, of which $54.7 million related to net operating loss (“NOL”) carryforwards. The Company expects to be profitable, allowing the Company to utilize its NOL carryforwards and other deferred tax assets.

9. Earnings (Loss) Per Share
Basic net income per share is computed by dividing net income, less any dividends, accretion or decretion, redemption or induced conversion on the preferred stock, by the weighted average number of common shares outstanding during the period.
Diluted net income per share is calculated by adjusting the denominator used in the basic net income per share computation by potentially dilutive securities outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options and shares issuable upon vesting of RSUs and PBRSUs.
Basic and diluted net income (loss) per common share are calculated as follows:

	Three Months Ended March 31,
	2022	2021
Basic EPS:
Net income	$29.4	$25.8
Less dividends on preferred shares (1)	—	(592.3)
Net income (loss) available/(allocated) to common shareholders - basic	$29.4	$(566.5)
Diluted EPS:
Net income	$29.4	$25.8
Less dividends on preferred shares (1)	—	(592.3)
Net income (loss) available/(allocated) to common shareholders - diluted	$29.4	$(566.5)
Basic weighted-average common shares	278,747,261	239,290,145
Add: Effect of dilutive equity awards	6,472,685	—
Add: Effect of dilutive warrants	35,823,425	—
Diluted weighted average common shares	321,043,371	239,290,145
Net income (loss) per common share (basic)	$0.11	$(2.37)
Net income (loss) per common share (diluted)	$0.09	$(2.37)
(1) The 2021 dividend on preferred shares includes amounts related to the conversion of the preferred shares. See Note 16 of the Company’s 2021 Form 10-K for more information.
Because of their anti-dilutive effect, 43,206 common share equivalents comprised of stock options, PBRSUs, and RSUs have been excluded from the diluted earnings per share calculation for the three months ended March 31, 2022.
For the three months ended March 31, 2021, 13,688,519 common share equivalents have been excluded from the diluted earnings per share calculation because of their anti-dilutive effect. Additionally, for the three months ended March 31, 2021, TCP-ASC ACHI Series LLLP’s (“TCP-ASC” or the “Investor”) and IHC Health Services, Inc.’s (“Intermountain”) exercisable warrants to acquire up to 60.0 million and 1.5 million shares, respectively, of the Company's common stock have been excluded from the diluted earnings per share calculation because they were anti-dilutive.

10. Commitments and Contingencies

Legal Proceedings

Other than as described below, the Company is not presently a party to any material litigation or regulatory proceeding and is not aware of any pending or threatened litigation or regulatory proceeding against the Company which, individually or in the aggregate, could have a material adverse effect on its business, operating results, financial condition or cash flows.

On April 13, 2021 and April 19, 2021, respectively, certain purported stockholders of the Company filed two complaints in the Delaware Court of Chancery regarding the Company’s January 15, 2021 recapitalization transaction with TCP-ASC. Both complaints allege that TCP-ASC, Ascension Health (“Ascension”), and TowerBrook Capital Partners (“TowerBrook”) controlled the Company and breached their fiduciary duties by using that alleged control to force the Company to overpay in redeeming TCP-ASC’s preferred stock as part of the recapitalization transaction. The plaintiffs seek an unspecified amount of damages against TCP-ASC, Ascension, and TowerBrook. The plaintiffs also allege that the Company and TCP-ASC entered into amendments to the Investor Rights Agreement that the plaintiffs contend contains provisions that are void under the Company’s charter, bylaws, and the Delaware General Corporation Law. The cases have since been consolidated into a single action. All defendants have answered the complaint and discovery has commenced.

On February 18, 2022, plaintiffs filed a supplement to their complaint, naming certain additional defendants and asserting additional claims related to the Company’s agreement to acquire Cloudmed, which was announced on January 10, 2022. The additional claims assert that: (i) TCP-ASC, Ascension, and TowerBrook, along with the Company’s directors (“Individual Defendants”), breached their fiduciary duties by causing the Company to enter into and approving the Cloudmed acquisition, respectively, which plaintiffs claim will perpetuate TCP-ASC’s, Ascension’s, and TowerBrook’s control over the Company and entrench the Individual Defendants by virtue of certain agreements entered into as part of the transaction, including a Second Amended Investor Rights Agreement with TCP-ASC (the “Seconded Amended Investor Rights Agreement”) and an Investor Rights Agreement with Cloudmed (the “Cloudmed Investor Rights Agreement”); and (ii) Cloudmed’s stockholders aided and abetted such breaches. Plaintiffs also allege that certain provisions in the Cloudmed Investor Rights Agreement and the Second Amended Investor Rights Agreement are void under the Company’s charter, bylaws, and the Delaware General Corporation law. The plaintiffs seek a declaratory judgment and an unspecified amount of damages, as well as attorneys’ fees and costs. The Company believes it has meritorious defenses to all claims against it and intends to vigorously defend against these claims.

In May 2016, the Company was served with a False Claims Act case brought by a former emergency department service associate who worked at a hospital of one of the Company’s customers, MedStar Inc.’s Washington Hospital Center (“WHC”), along with WHC and three other hospitals that were PAS customers and a place holder, John Doe hospital, representing all PAS customers (U.S. ex rel. Graziosi vs. Accretive Health, Inc. et. al.), and seeking money damages, False Claims Act penalties, and plaintiff’s attorneys’ fees. The Third Amended Complaint alleges that the Company’s PAS business violates the federal False Claims Act. The case was originally filed under seal in 2013 in the federal district court in Chicago and presented to the U.S. Attorney in Chicago, and the U.S. Attorney declined to intervene. The Company believes that it has meritorious defenses to all claims in the case and intends to vigorously defend itself against these claims. Both the Company’s and plaintiff’s motions for summary judgment were denied in December 2020, and the parties have completed damage and expert discovery. Additional dispositive motions are expected to extend through 2022, with trial, if necessary, in June 2023.
11. Related Party Transactions
This note encompasses transactions between Ascension and its affiliates, including AMITA Health, and the Company pursuant to the Master Professional Services Agreement, including all supplements, amendments, and other documents entered into in connection therewith. For further details on the Company's agreements with Ascension, see Note 1 and Note 19 of the Company's 2021 Form 10-K.
Net services revenue from services provided to Ascension, as well as corresponding accounts receivable and customer liabilities are presented in the Consolidated Statements of Operations and Comprehensive Income and the Consolidated Balance Sheets. Since Ascension is the Company’s largest customer, a significant percentage of the Company’s cost of services is associated with providing services to Ascension. However, due to the nature of the Company’s global business services and information technology operations, it is impractical to assign the dollar amount associated with services provided to Ascension.

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
Customers comprising greater than 10% of net services revenue are as follows:

	Three Months Ended March 31,
Customer Name	2022	2021
Ascension and its affiliates	56%	63%
Intermountain Healthcare	14%	14%
The loss of customers within the Ascension health system or Intermountain network could have a material adverse impact on the Company’s operations.
As of March 31, 2022 and December 31, 2021, the Company had a concentration of credit risk with Ascension accounting for 15% and 17% of accounts receivable, respectively.
13. Supplemental Financial Information
The following table summarizes the allocation of depreciation and amortization expense related to property, equipment and software and intangible assets between cost of services and selling, general and administrative expenses:

	Three Months Ended March 31,
	2022	2021
Cost of services	$18.6	$17.1
Selling, general and administrative	0.3	0.8
Total depreciation and amortization	$18.9	$17.9
Supplemental cash flow information related to leases are as follows:

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3.4	$9.4
Right-of-use assets obtained in exchange for operating lease obligations:	6.0	5.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. You should not place undue reliance on these statements. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q are forward-looking statements. The words “anticipate,” “believe,” “designed,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “will” or “would” and similar expressions or variations are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements include, among other things, statements about our potential acquisition of Cloudmed, our strategic initiatives, our capital plans, our costs, our ability to successfully implement new technologies, our future financial performance, and our liquidity. Such forward-looking statements are based on management’s current expectations about future events as of the date hereof and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Subsequent events and developments, including actual results or changes in our assumptions, may cause our views to change. We do not undertake to update our forward-looking statements except to the extent required by applicable law. Readers are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements included herein are expressly qualified in their entirety by these cautionary statements. Our actual results and outcomes could differ materially from those included in these forward-looking statements as a result of various factors, including, but are not limited to, our ability to retain existing customers or acquire new customers; the development of markets for our revenue cycle management offering; variability in the lead time of prospective customers; failure to consummate the potential Cloudmed acquisition within the expected timeframe or at all; our ability to integrate Cloudmed’s business into our operations in a timely and efficient manner; failure to realize the anticipated benefits of the potential Cloudmed acquisition; volatility in our price in connection with the announcement of the potential Cloudmed acquisition; competition within the market; breaches or failures of our information security measures or unauthorized access to customer’s data; delayed or unsuccessful implementation of our technologies or services, or unexpected implementation costs; disruptions in or damages to our global business services centers and third-party operated data centers; the impact of the COVID-19 pandemic on our business, operating results, and financial condition; the effects of macroeconomic events, including the war in Ukraine; and the factors discussed elsewhere in this Quarterly Report on Form 10-Q, and those set forth in Part I, Item 1A of our 2021 Form 10-K and our other filings with the SEC. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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
Our primary service offering consists of end-to-end RCM services for health systems, hospitals, and physician groups, which we deploy through an operating partner relationship or a co-managed relationship. Under an operating partner relationship, we provide comprehensive revenue cycle infrastructure to providers, including all revenue cycle personnel, technology solutions, and process workflow. Under a co-managed relationship, we leverage our customers’ existing RCM staff and processes, and supplement them with our infused management, subject matter specialists, proprietary technology solutions, and other resources. Under the operating partner model, we record higher revenue and expenses due to the fact that almost all of the revenue cycle personnel are our employees and more third-party vendor contracts are controlled by us. Under the co-managed model, the majority of the revenue cycle personnel and third-party vendor contracts remain with the customer and those costs are netted against our co-managed revenue. For the three months ended March 31, 2022 and 2021, substantially all of our net operating and incentive fees from end-to-end RCM services were generated under the operating partner model.

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
Coronavirus Pandemic

Patient volumes have continued to recover and are largely in line with pre-2019 Novel Coronavirus (“COVID-19”) levels. The impact of the COVID-19 pandemic is fluid and continues to evolve. We cannot predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted, including as a result of macro-economic impacts to the global supply chain, labor shortages, and inflationary pressures. However, we continue to assess its impact on our business and continue to actively manage our response. For further details on the potential impact of COVID-19 on our business, refer to “Risk Factors,” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Cloudmed Acquisition

On January 9, 2022, we entered into a definitive agreement to acquire Cloudmed, a leader in Revenue Intelligence™ solutions for healthcare providers, in exchange for shares of common stock equal to approximately 30% of our fully diluted shares as of the date of the agreement on a pro forma basis, after giving effect to the acquisition. The total consideration is expected to be approximately $4.1 billion, inclusive of approximately $857 million in net debt, based on our closing stock price on January 7, 2022.

We believe this transaction will enable us to further our ability to deliver transformative value to healthcare providers through a more fulsome platform of differentiated capabilities by creating a scaled leader across both end-to-end RCM and technology-driven revenue intelligence.

The transaction, which has been unanimously approved by the Boards of Directors of both companies, is expected to close in the second quarter of 2022, subject to approval of the stock issuance by our shareholders, the continued effectiveness of a registration statement on Form S-4, receipt of regulatory approvals, and the satisfaction of other customary closing conditions.
CONSOLIDATED RESULTS OF OPERATIONS
The following table provides consolidated operating results and other operating data for the periods indicated:

	Three Months Ended March 31,		2022 vs. 2021 Change
	2022	2021	Amount	%
	(In millions except percentages)
Consolidated Statement of Operations Data:
Net operating fees	$322.8	$286.1	$36.7	13%
Incentive fees	30.2	29.0	1.2	4%
Other	32.7	27.5	5.2	19%
Total net services revenue	385.7	342.6	43.1	13%
Operating expenses:
Cost of services	296.5	267.2	29.3	11%
Selling, general and administrative	28.9	25.6	3.3	13%
Other expenses	17.1	13.0	4.1	32%
Total operating expenses	342.5	305.8	36.7	12%
Income from operations	43.2	36.8	6.4	17%
Net interest expense	4.7	3.9	0.8	21%
Net income before income tax provision	38.5	32.9	5.6	17%
Income tax provision	9.1	7.1	2.0	28%
Net income	$29.4	$25.8	$3.6	14%

Adjusted EBITDA (1)	$89.3	$80.4	$8.9	11%

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
Adjusted EBITDA
We define adjusted EBITDA as net income before net interest income/expense, income tax provision/benefit, depreciation and amortization expense, share-based compensation expense, strategic initiatives costs, and other items which are detailed in Note 7, Other Expenses, to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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

	Three Months Ended March 31,		2022 vs. 2021 Change
	2022	2021	Amount	%
	(In millions except percentages)
Net income	$29.4	$25.8	$3.6	14%
Net interest expense	4.7	3.9	0.8	21%
Income tax provision	9.1	7.1	2.0	28%
Depreciation and amortization expense	18.9	17.9	1.0	6%
Share-based compensation expense (1)	10.1	12.7	(2.6)	(20)%
Other expenses (2)	17.1	13.0	4.1	32%
Adjusted EBITDA (non-GAAP)	$89.3	$80.4	$8.9	11%
(1)        Share-based compensation expense represents the expense associated with stock options, restricted stock units, and performance-based restricted stock units granted, as reflected in our Consolidated Statements of Operations and Comprehensive Income. See Note 6, Share-Based Compensation, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for the detail of the amounts of share-based compensation expense.
(2)        Other expenses are incurred in connection with acquisition and integration costs, various exit activities, transformation initiatives, and organizational changes to improve our business alignment and cost structure. See Note 7, Other Expenses, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for the detail of the amounts included in other expenses.
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Net Services Revenue
Net services revenue increased by $43.1 million, or 13%, from $342.6 million for the three months ended March 31, 2021, to $385.7 million for the three months ended March 31, 2022. The increase was driven primarily by increased net operating fees from end-to-end RCM services provided to hospitals and physician groups due to new customers onboarded during 2021 and a recovery in patient volumes. The increase can also be attributed to other services revenue, which largely includes modular revenue inclusive of iVinci Partners, LLC d/b/a VisitPay (“VisitPay”).
Cost of Services
Costs of services primarily consists of wages and benefits of personnel that perform services for our customers and any related supplies, equipment, or facility costs utilized by these employees. It also includes cost of services provided to our customers by vendors directly contracted by R1 or assigned to R1 at contract inception. Cost of services increased by $29.3 million, or 11%, from $267.2 million for the three months ended March 31, 2021, to $296.5 million for the three months ended March 31, 2022. The increase in cost of services was primarily driven by compensation and vendor costs related to the onboarding of new customers and the addition of VisitPay operating costs, which are reflective of current revenue growth. Cost of services also includes amortization expense related to acquired intangible assets and software that support our service offerings to customers. Amortization expense increased as a result of the VisitPay acquisition and internally developed software.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $3.3 million, or 13%, from $25.6 million for the three months ended March 31, 2021, to $28.9 million for the three months ended March 31, 2022. The increase was driven by VisitPay-related costs, sales and marketing spend to support business growth, and increased travel expenses as COVID-19-related restrictions are lifted.
Other Expenses
Other expenses increased by $4.1 million, or 32%, from $13.0 million for the three months ended March 31, 2021, to $17.1 million for the three months ended March 31, 2022. See Note 7, Other Expenses, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for the details of the costs included in this total for the comparative periods.

Income Tax Provision
Income tax expense increased by $2.0 million from $7.1 million for the three months ended March 31, 2021, to $9.1 million for the three months ended March 31, 2022, primarily due to higher pre-tax income and higher non-deductible expenses. Our effective tax rate (including discrete items) was approximately 24% and 22% for the three months ended March 31, 2022 and 2021, respectively. Our tax rate is also affected by discrete items that may occur in any given year but are not necessarily consistent from year to year.
CRITICAL ACCOUNTING ESTIMATES
Management considers an accounting estimate to be critical if the accounting estimate requires management to make particularly difficult, subjective, or complex judgments about matters that are inherently uncertain. A summary of our critical accounting estimates is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Estimates” of our 2021 Form 10-K. There have been no material changes to the critical accounting estimates disclosed in our 2021 Form 10-K.
NEW ACCOUNTING PRONOUNCEMENTS
No new accounting pronouncements issued or effective during the fiscal year had, or are expected to have, a material impact on our consolidated financial statements as described in Note 1, Business Description and Basis of Presentation, to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity include our cash flows from operations and borrowings under our amended and restated senior credit agreement (the “A&R Credit Agreement”). As of March 31, 2022 and December 31, 2021, we had total available liquidity of $493.4 million and $499.6 million, respectively, reflecting our cash and cash equivalents as well as remaining availability under our senior secured revolving credit facility (the “Senior Revolver”).
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
We expect cash and cash equivalents, cash flows from operations, and our availability under the Senior Revolver to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, including debt maturities and material capital expenditures, for at least the next 12 months and beyond. Similar to previous material acquisitions, future potential acquisitions may be funded through the incurrence of additional debt if our current credit facilities do not have the required capacity. Refer to Note 23, Subsequent Event, to our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for a discussion of the pending Cloudmed acquisition and related debt to be obtained in conjunction with the acquisition.
Our material cash requirements include the following contractual and other obligations:

Debt
As of March 31, 2022, we had outstanding debt of $771.3 million with contractual payments extending through 2026, with $17.5 million payable within 12 months. Future interest payments associated with our debt total $69.1 million, with $17.5 million payable within the next 12 months.
Leases
Our significant leasing activity encompasses leases for real estate, including corporate offices, operational facilities, and global business services centers. As of March 31, 2022, we had fixed lease payments of $91.5 million, with $18.1 million payable within 12 months.
Software purchase and services obligations
Our primary purchase obligations relate to contracts entered into with vendors that supply various software services and products. As of March 31, 2022, we had purchase obligations related to software and service contracts of $143.7 million, with $46.3 million payable within 12 months.
As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $123.9 million and $130.1 million, respectively. Cash flows from operating, investing, and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Net cash provided by operating activities	$30.9	$46.0
Net cash used in investing activities	$(10.0)	$(9.6)
Net cash used in financing activities	$(26.2)	$(107.1)
Cash Flows from Operating Activities
Cash provided by operating activities decreased by $15.1 million from $46.0 million for the three months ended March 31, 2021, to $30.9 million for the three months ended March 31, 2022. Cash provided by operating activities decreased due to a larger cash bonus payout related to the 2021 bonus plan compared to the 2020 bonus plan, offset by increased net income of $3.6 million.
Cash Used in Investing Activities
Cash used in investing activities primarily includes our investments in property, equipment and software and our inorganic growth initiatives. Outflows for significant acquisitions are typically offset by cash inflows from financing activities related to obtaining new debt.
Cash used in investing activities increased by $0.4 million from $9.6 million for the three months ended March 31, 2021, to $10.0 million for the three months ended March 31, 2022. The increase in cash usage is due to timing of payments for property, equipment and software.

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
Cash used in financing activities decreased by $80.9 million from $107.1 million for the three months ended March 31, 2021 to $26.2 million for the three months ended March 31, 2022. This change is primarily due to additional cash usage in 2021, including $105.0 million used to pay for the inducement of the conversion of our preferred stock, partially offset by higher amounts of cash required to pay tax withholding obligations upon surrender of shares upon vesting of equity awards in 2022.
Debt and Financing Arrangements
On July 1, 2021, we entered into the A&R Credit Agreement with Bank of America, N.A., as administrative agent, and the lenders named therein, governing the Company’s amended and restated senior secured credit facilities (the “Senior Secured Credit Facilities”), consisting of a $700.0 million senior secured term loan facility (the “Senior Term Loan”) and a $450.0 million Senior Revolver. The Senior Term Loan requires quarterly payments, and bears interest at a floating rate, which was 2.21% as of March 31, 2022.

As of March 31, 2022, we had drawn $80.0 million and had $369.5 million remaining on our Senior Revolver.

In connection with the entry into the A&R Credit Agreement, the Company used all of the proceeds, in addition to cash on hand, to refinance, in full, all existing debt under the Company’s 2019 credit agreement and to fund the VisitPay acquisition.

The A&R Credit Agreement contains a number of financial and non-financial covenants. We are required to maintain minimum consolidated total net leverage and consolidated interest coverage ratios. The Company was in compliance with all of the covenants in the A&R Credit Agreement as of March 31, 2022.

See Note 4, Debt, to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk
Interest Rate Sensitivity. Our results of operations and cash flows are subject to fluctuations due to changes in interest rates due to our debt and banking arrangements, which can result in fluctuations in our interest income and expense. As of March 31, 2022, we have hedged $100.0 million of our $771.3 million outstanding floating rate debt to a fixed rate of 1.4% plus the applicable spread defined in the A&R Credit Agreement. The remaining $671.3 million outstanding is subject to an average variable rate of 2.21% as of March 31, 2022. Assuming the current level of borrowings, a one percentage point increase or decrease in interest rates would increase or decrease our annual interest expense by approximately $6.7 million.
Our interest income is primarily generated from variable rate interest earned on operating cash accounts.

Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee because a portion of our operating expenses are incurred by our subsidiary in India and are denominated in Indian rupees. We do not generate significant revenues outside of the United States. For the three months ended March 31, 2022 and 2021, 10% and 9% of our expenses were denominated in foreign currencies, respectively. As of March 31, 2022 and 2021, we had net assets of $72.3 million and $61.0 million in foreign entities, respectively. Before the impact of our foreign currency hedging activities discussed below, the reduction in earnings from a 10% change in foreign currency spot rates would be $3.7 million and $3.0 million at March 31, 2022 and 2021, respectively.
For designated cash flow hedges, gains and losses currently recorded in accumulated other comprehensive loss will be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as cost of services. As of March 31, 2022, it was anticipated that approximately $0.9 million of gains, net of tax, currently recorded in accumulated other comprehensive loss will be reclassified into cost of services within the next 12 months.

We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $7.4 million as of March 31, 2022.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

Other than the litigation described in Note 10, Commitments and Contingencies, to our consolidated financial statements included in this Quarterly Report on Form 10-Q, we are presently not a party to any material litigation or regulatory proceeding and are not aware of any pending or threatened litigation or regulatory proceeding against us which, individually or in the aggregate, could have a material adverse effect on our business, operating results, financial condition, or cash flows.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A of our 2021 Annual Report on Form 10-K. Except as set forth below, there have been no material changes in our risk factors from those disclosed in our 2021 Form 10-K.

Risks Related to the Acquisition of Cloudmed

We may not be able to obtain the regulatory approvals required to consummate the acquisition of Cloudmed.

Completion of the Cloudmed acquisition is subject to customary closing conditions. These closing conditions include, among others, the expiration or termination of the waiting period under the HSR Act and approval under EU Merger Regulation, Council Regulation (EC) No 139/2004. We intend to pursue all of these consents and authorizations as required by and in accordance with the terms of the merger agreement relating to the Cloudmed acquisition (the “Transaction Agreement”). Complying with requests from such governmental agencies, including requests for additional information and documents, could delay consummation of the Cloudmed acquisition.

If we do not integrate the businesses successfully, we may lose customers and fail to achieve our financial objectives.

Achieving the benefits of the Cloudmed acquisition will depend in part on the successful integration of Cloudmed’s business into our operations in a timely and efficient manner. In order for us to provide our customers with the same level of service after the Cloudmed acquisition, we will need to integrate our product lines and development organizations with those of Cloudmed. This may be difficult, unpredictable, and subject to delay because the businesses have been developed independently and were designed without regard to such integration. In addition, Cloudmed is still in the process of integrating certain of its recent acquisitions. If we cannot successfully integrate the businesses and products and continue to provide customers with products and new product features in the future on a timely basis, we may lose customers and our business and operating results may be harmed.

The combined company may not realize the anticipated benefits from the Cloudmed acquisition.

The Cloudmed acquisition involves the integration of two companies that have previously operated independently. We expect the combined company to result in financial and operational benefits, including increased cost savings and other financial and operating benefits from the Cloudmed acquisition. There can be no assurance, however, regarding when or the extent to which the combined companies will be able to realize these increased cost savings or benefits. The companies must integrate or, in some cases, replace numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll, and regulatory compliance, many of which are dissimilar. Difficulties associated with integrating the post-acquisition entity (“New R1”) could have a material adverse effect on the combined companies and the market price of New R1’s common stock.

We will incur significant transaction and merger-related costs in connection with the Cloudmed acquisition and will remain liable for significant transaction costs whether or not we successfully close the Cloudmed acquisition, including legal, accounting, and other costs.

We have incurred and expect to continue to incur a number of non-recurring costs associated with combining the operations of the two companies which cannot be estimated accurately at this time. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term, or at all. Also, speculation regarding the likelihood of the closing of the Cloudmed acquisition could increase the volatility of our share price in the interim.

While the Cloudmed acquisition is pending, we are restricted from taking certain actions in the conduct of our business, which could adversely affect our ability to take actions beneficial to us or our stockholders.

Under the Transaction Agreement, we have agreed to operate our business in the usual, regular, and ordinary course. In addition, we have agreed not to take certain actions, including, without limitation, to the extent provided in the Transaction Agreement, declaring dividends, issuing securities, encumbering capital stock or other equity interests, making material acquisitions or disposing of material assets. Our agreement not to take these actions could adversely affect our ability to take actions beneficial to us or our stockholders.

The Cloudmed acquisition could cause us and New R1 to lose key personnel, which could materially affect the respective companies’ businesses and require the companies to incur substantial costs to recruit replacements for lost personnel.

As a result of the Cloudmed acquisition, current and prospective R1 and New R1 employees could experience uncertainty about their future roles within the combined company. This uncertainty may adversely affect our ability to attract and retain key management and operational personnel. Any failure to attract and retain key personnel could have a material adverse effect on the business of us now and New R1 after completion of the Cloudmed acquisition.

The trading price of our common stock has been volatile and the trading price of New R1’s common stock may continue to be volatile.

Since March 1, 2020, our common stock has traded at a price per share as high as $31.28 and as low as $7.12. Market prices for securities of companies that have undergone significant acquisitions may be volatile. The trading price of New R1’s common stock may be highly volatile in the future and could be subject to wide fluctuations in response to various factors. In addition to the risks described in this section, factors that may cause the market price of New R1’s common stock to fluctuate include: fluctuations in New R1’s quarterly financial results or the quarterly financial results of companies perceived to be similar to New R1; changes in estimates of New R1’s financial results or recommendations by securities analysts, if any, who cover New R1’s common stock, or failure to meet expectations of such securities analysts; the loss of service agreements with customers; lawsuits filed against New R1 by governmental authorities or stockholders; unfavorable publicity concerning New R1’s operations or business practices; investors’ general perception of New R1; changes in local, regional or national economic conditions; changes in demographic trends; increased labor costs, including healthcare, unemployment insurance, and minimum wage requirements; the entry into, or termination of, material agreements; changes in general economic, industry, regulatory, and market conditions not related to the combined company or its business; the availability of experienced management and hourly-paid employees; issues in operating the combined companies; future sales of New R1 securities, including sales by New R1’s significant stockholders; and other potentially negative financial announcements, including delisting of New R1 common stock from The Nasdaq Global Select Market, changes in accounting treatment or restatement of previously reported financial results, delays in the combined companies’ filings with the SEC or the combined companies’ failure to maintain effective internal control over financial reporting.

In addition, if the stock market in general experiences a loss of investor confidence, the trading price of New R1’s common stock could decline for reasons unrelated to its business, financial condition, or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sale of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated:

Period	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (in millions) (2)
January 1, 2022 through January 31, 2022	10,198	$25.18	8,000	$491.9
February 1, 2022 through February 28, 2022	725,570	$25.79	—	$491.9
March 1, 2022 through March 31, 2022	—	$—	—	$491.9

(1)	Amounts include stock repurchased under our repurchase program (see discussion in footnote 2 below) and the surrender of shares of our common stock related to employees’ tax withholding upon vesting of restricted stock of 2,198, 725,570, and 0 shares for the months ended January 31, 2022, February 28, 2022, and March 31, 2022, respectively. See Note 6, Share-Based Compensation, to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
(2)	On October 22, 2021, the Board authorized the repurchase of up to $200.0 million of our common stock from time to time in the open market or in privately negotiated transactions (the “2021 Repurchase Program”). On January 9, 2022, the Board increased the authorization under the 2021 Repurchase Program to an aggregate amount of up to $500.0 million. The average price paid per share of common stock repurchased under the 2021 Repurchase Program is the execution price, including commissions paid to brokers. The timing and amount of any shares repurchased under the 2021 Repurchase Program will be determined by our management based on its evaluation of market conditions and other factors. The 2021 Repurchase Program may be suspended or discontinued at any time.

Item 6.	Exhibits

The following are filed or incorporated by reference as a part of this Quarterly Report on Form 10-Q:

(a)

Exhibit Number	Exhibit Description
2.1*
Transaction Agreement and Plan of Merger, dated as of January 9, 2022 among the Company, Project Roadrunner Parent Inc., Project Roadrunner Merger Sub Inc., Coyco 1, L.P., and Coyco 2, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K/A (File No. 001-34746) filed on January 11, 2022)

4.1
Form of Second Amended and Restated Registration Rights Agreement between the Company, Project Roadrunner Parent Inc., TCP-ASC ACHI Series LLLP, IHC Health Services, Inc., LifePoint Health, Inc., Coyco 1, L.P., and Coyco 2, L.P. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K/A (File No. 001-34746) filed on January 11, 2022)

4.2*
Form of Amended and Restated Investor Rights Agreement between the Company, Project Roadrunner Parent Inc., and TCP-ASC ACHI Series LLLP (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K/A (File No. 001-34746) filed on January 11, 2022)

4.3*
Form of Investor Rights Agreement between Project Roadrunner Parent Inc., Coyco 1, L.P., and Coyco 2, L.P. (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K/A (File No. 001-34746) filed on January 11, 2022)

10.1
Voting Agreement, dated as of January 9, 2022, between the Company, Revint Holdings, LLC, and TCP-ASC ACHI Series LLLP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A (File No. 001-34746) filed on January 11, 2022)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R1 RCM INC.

By:	/s/ Joseph Flanagan
Joseph Flanagan
President and Chief Executive Officer

By:	/s/ Rachel Wilson
Rachel Wilson
Chief Financial Officer and Treasurer
Date: May 9, 2022